Form 10-Q
period 1997-09-30
SYNTEL INC
filed 1997-11-13
CIK 1040426

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                      FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended  September 30, 1997  or
                                ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from               to
                               -------------    --------------
Commission file number    0-22903

                                  Syntel, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Michigan                             38-2312018
    -----------------------------------------------  -----------------------
           (State or Other Jurisdiction of               (IRS Employer
            Incorporation or Organization)               Identification No.)

     2800 Livernois Road, Suite 400, Troy, Michigan              48083
    -----------------------------------------------            -----------
         (Address of Principal Executive Offices)               (Zip Code)


                                 (248) 619-2800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
      ---                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 25,450,000 shares issued and outstanding as of November 10, 1997.

                                  SYNTEL, INC.

                                     INDEX

                                                                    Page
                                                                    ----

Part I  Financial Information


        Item 1 Financial Statements                                   3
        Item 2 Management's Discussion and Analysis of                9
                 Financial Condition and Results of Operation

Part II  Other Information                                           11

Signatures                                                           13

Index to Exhibits                                                    14

PART 1 - FINANCIAL INFORMATION

                          SYNTEL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)

                                                                3 MONTHS                           9 MONTHS
                                                           ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                          -----------------------           ------------------------
                                                           1997             1996              1997            1996
                                                          -------         -------           -------          -------

Revenues                                                  $33,596         $23,482           $88,921          $68,041
Cost of revenues                                           23,681          17,048            63,422           49,644
                                                          -------         -------           -------          -------
Gross profit                                                9,915           6,434            25,499           18,396
Selling, general and administrative expenses                6,276           5,019            17,423           14,125
                                                          -------         -------           -------          -------

Income from operations                                      3,639           1,415             8,076            4,271

Other income, principally interest                            299              39               522              263
                                                          -------         -------           -------          -------

  Income before income taxes                                3,938           1,454             8,598            4,535

Income taxes                                                1,836 *            74             1,976 *            253
                                                          -------         -------           -------          -------

  Net income                                              $ 2,102         $ 1,380           $ 6,622          $ 4,282
                                                          =======         =======           =======          =======

PRO FORMA INFORMATION:

  Income before income taxes                              $ 3,938         $ 1,454           $ 8,598          $ 4,535
  Pro forma adjustment for income taxes**                   1,030             353             2,200            1,251
                                                          -------         -------           -------          -------
  Pro forma net income                                    $ 2,908         $ 1,101           $ 6,398          $ 3,284
                                                          =======         =======           =======          =======

  Pro forma net income per share                          $  0.11         $  0.04           $  0.24          $  0.13
                                                          =======         =======           =======          =======

  Weighted average common shares
  outstanding                                              25,992          26,245            26,160           26,245
                                                          =======         =======           =======          =======


* - In connection with the termination of its S corporation status, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one time charge of $1,090 to income taxes.

** - Represents the income taxes, as if the company had been a C corporation during all periods presented.

    The accompanying notes are an integral part of the financial statements

                          SYNTEL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                      September 30,   December 31,
                                                          1997            1996
                                                     -------------   ------------
                       ASSETS
Current assets:
 Cash and cash equivalents                           $   22,309      $    7,332
 Accounts receivable, net                                23,916          20,752
 Advance billings and other assets                        5,218             605
                                                     ----------      ----------

      Total current assets                               51,443          28,689

Property and equipment                                    8,834           7,551
 Less accumulated depreciation                            4,674           3,248
                                                     ----------      ----------

      Property and equipment, net                         4,160           4,303
                                                     ----------      ----------

                                                     $   55,603      $   32,992
                                                     ==========      ==========

                     LIABILITIES

Current liabilities:
 Accrued payroll and related costs                   $    8,599      $    8,019
 Accounts payable and other accrued liabilities           5,616           3,541
 Dividend/distribution payable                              400          14,000
 Deferred revenue                                         4,000           1,287
                                                     ----------      ----------

      Total current liabilities                          18,615          26,847

 Income taxes payable                                       979               -
                                                     ----------      ----------
      Total liabilities                                  19,594          26,847

                SHAREHOLDERS' EQUITY

Common stock, no par value per share,
 40 million shares authorized, 25.45 million
 shares issued and outstanding at 9/30/97,
 22 million shares issued and outstanding at 12/31/96         -               -
Paid-in capital                                          34,643               -
Retained earnings                                         1,377           6,145
Cumulative translation adjustment                           (11)              -
                                                     ----------      ----------

      Total shareholders' equity                         36,009           6,145
                                                     ----------      ----------

 Total liabilities and shareholders' equity          $   55,603      $   32,992
                                                     ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                          SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30
                                                                   --------------------------
                                                                      1997            1996
                                                                      ----            ----
Cash flows from operating activities:
  Net income                                                       $  6,622        $  4,282
                                                                   --------        --------
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation                                                      1,426           1,074
    Compensation expense related to
       stock options                                                     22               -
    Changes in assets and liabilities:
      Accounts receivable, net                                       (3,164)         (3,841)
      Advance billing and other assets                               (4,612)           (496)
      Accounts payable and accrued liabilities                        3,054           1,480
      Accrued payroll and related costs                                 580             124
      Deferred revenues                                               2,713             256
                                                                   --------        --------

    Net cash provided by operating activities                         6,641           2,879

Cash flows used in investing activities,
    property and equipment expenditures                              (1,283)         (1,255)

Cash flows from financing activities:
    Net proceeds from issuance of stock                              34,627               -
    Dividend/distribution payments                                  (25,000)         (5,000)
                                                                   --------        --------

    Net cash provided by (used in) financing activities               9,627          (5,000)

Effect of foreign currency exchange rate changes on cash                 (8)             (6)
                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                 14,977          (3,382)

Cash and cash equivalents, beginning of period                        7,332           8,539

Cash and cash equivalents, end of period                           $ 22,309        $  5,157
                                                                   ========        ========

Cash paid during the period for income taxes                       $  1,033        $    511
                                                                   ========        ========

    The accompanying notes are an integral part of the financial statements.

PART 1 - FINANCIAL INFORMATION

                          SYNTEL, INC. AND  SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiary as of September 30, 1997 and December 31, 1996, the results of its operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996, and cash flows for the nine months ended September 30, 1997 and September 30, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, dated August 11, 1997.

Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the company and its subsidiary. All intercompany accounts and transactions have been eliminated.

Prior to the initial public offering, the Company agreed to acquire 100% ownership of Syntel Software Private Limited (Syntel India) for $7 million in cash. The purchase price was paid from available cash after the initial public offering. The acquisition, which was a merger of interests under common control, is being accounted for on the carryover basis of accounting similar to pooling of interests with all historical financial statements of the company restated to include Syntel India. The portion of the purchase price in excess of the carrying value of the net assets acquired at August 11, 1997, or $1.5 million was accounted for as a reduction of additional paid in capital.

3. INITIAL PUBLIC OFFERING

In August 1997 the Company completed an initial public offering of 3,450,000 shares of common stock at a price of $11.00 per share. After underwriting discounts and other issuance costs, net proceeds to the Company were approximately $34.6 million.

4.   CASH EQUIVALENTS

Cash equivalents, including a portion of the net cash proceeds from the initial public offering, are invested in short term municipal bonds and notes with maturity dates of less than thirty days.

5.  INCOME TAXES

Prior to August 12, 1997, the Company elected to operate as an S corporation under the Internal Revenue Code. An S corporation is not subject to income taxes at the corporate level (with exceptions under certain state income tax laws). As part of the initial public offering, the Company terminated its S corporation status, and effective August 12, 1997, became subject to federal and state income taxes on its earnings.

With the termination of the S corporation status, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in an income tax obligation of $1.8 million, to be paid in four equal annual installments. This obligation includes $.7 million resulting from the tax effect of temporary differences between financial statement and tax reporting carrying amounts as required by the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes". The Consolidated statements of income for three months and nine months ended September 30, 1997 reflect state taxes which preceeded the S corporation termination, federal and state taxes for the period starting August 12, 1997, and the one time charge of $1.1 million resulting from the change in accounting method for income taxes.

The Pro forma net income in the consolidated statements of income have been presented after a provision for income taxes to reflect net income as if the Company was subject to federal and state income taxes for all periods presented. The resulting apparent tax rate is less than the federal statutory tax rate due principally to the tax exempt status of the income generated by Syntel India.

6.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The Company will be required to adopt the new standard for the year and the quarter ended December 31, 1997. Early adaption of this standard is not permitted. The primary requirements of this standard are; the replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effect of options and warrants; use of average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and certain disclosures of the earnings per share calculations. The effect of this accounting change on pro forma net income per share is as follows:

                                                      Three Months ended
                                                         September 30,
                                                      ------------------
                                                        1997   1996
                                                      ------------------
   Per share amounts
     Pro forma net income per common share as reported   $.11      $.04
     Effect of  SFAS No. 128                              .01       .00
                                                        -----      ----

     Pro forma basic net income per common share         $.12      $.04
                                                        =====      ====

     Pro forma diluted net income per common share       $.11      $.04
                                                        =====      ====


                                                        Nine Months ended
                                                           September 30,
                                                        -----------------
                                                         1997      1996
                                                        -----------------
   Per share amounts
     Pro forma net income per common share as reported   $.24      $.13
     Effect of SFAS No. 128                               .02       .00
                                                        -----      ----

     Pro forma basic net income per common share         $.26      $.13
                                                        =====      ====

     Pro forma diluted net income per common share       $.24      $.13
                                                        =====      ====


PART 1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARY
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its TeamSourcing and IntelliSourcing business units. Total revenues increased to $33.6 million for the three month period ended September 30, 1997, representing an increase of 43% over revenues of $23.5 million for the three months ended September 30,
1996.   The revenue growth was primarily attributable  to an increase in average TeamSourcing billing rates of approximately 8%, growth in existing engagements, the addition of 18 new IntelliSourcing engagements, and new TeamSourcing business. Worldwide billable headcount, including personnel employed by Syntel India, as of September 30, 1997 increased to 1,593, compared to 1,172 as of September 30, 1996.

Cost of Revenues. Cost of revenues consist of salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and payments for offshore services. Costs of revenues were $23.7 million for the three months ended September 30, 1997, representing 70.5% of revenues, compared to $17.0 million or 72.6% of revenues for the period ended September 30, 1996. The decrease in cost of revenues as a percentage of revenues was attributable to the increased TeamSourcing billing rates and new higher margin Intellisourcing agreements, each contributing approximately 4% to the decrease in costs as a percentage of revenues. This was partially offset by increased compensation and benefits of approximately 6% as well as increased trainee and other direct costs.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the company's Global Development Centers. Selling, general, and administrative costs for the three months ended September 30, 1997 were $6.3 million, or 18.7% of total revenues, compared to $5.0 million, or 21.4% of total revenues for the three months ended September 30, 1996. The $1.3 million increase in selling, general, and administrative expenses was the result of increased facility and communication cost of $.4 million, additional reserves of $.3 million, marketing costs of $.2 million, taxes of $.2 million, and training costs of $.1 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. A facilities expansion program, which is currently underway in both Mumbai and Chennai, is expected to require additional outlays of approximately $4.5 million over the next 12 to 18 months; this outlay is expected to be financed internally with funds generated from Syntel India's operations.

Net cash provided by operating activities was $6.6 million for the first nine months of 1997 and $2.9 million for the first nine months of 1996. The increase in net cash provided by operating activities was due primarily to increased income as well as a five day improvement in the accounts receivable days sales outstanding for the nine months ended September, 1997 over the same period in 1996.

Net cash used in investing activities was $1.3 million for the nine months ended September 30, for both 1996 and 1997. Cash used for investing activities for the nine months ended September 30, 1996 included $.9 million for computer equipment and facility improvements and $.3 million for office expansion / relocation. Cash used for investing activities for the nine months ended September 30, 1997 included $1.1 million for computers, software, and facility upgrades.

Net cash used in financing activities was $5 million for the nine month period ending September 30, 1996, reflecting a dividend payment to the Company's shareholders. Net cash provided by financing activities was $9.6 million during the nine month period ended September 30, 1997, consisting of net proceeds from the initial public offering on August 12, 1997 of $34.6 million, the distribution of $18 million related to undistributed S corporation taxable income, and $7 million for the acquisition of Syntel India.

The Company has a line of credit with NBD Bank with a commitment in an amount equal to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit expires on December 31, 1997. The Company intends to renew or replace this facility prior to the maturity date. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. Borrowings under the line of credit are short-term and are collateralized by the Company's eligible accounts receivable. At September 30, 1997, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established by the bank at the time of borrowing.

In addition to the bank line of credit, the Company has a $10.0 million facility with NBD Bank to finance acquisitions which expires on December 31, 1997. The Company intends to renew or replace this facility prior to the maturity date. The Company has not borrowed any amounts under this facility.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Syntel, Inc. (the "Corporation") is currently not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds. The Corporation registered 3,450,000 shares of common stock of the Corporation (the "Common Stock") pursuant to a Registration Statement on Form S-1 which was effective on August 11, 1997. The Securities and Exchange Commission file number for the registration was 333-28655. The offering date for the Common Stock was August 12, 1997 and the offering terminated after the sale of all the securities registered. The managing underwriters for the offering were Hambrecht & Quist LLC, Prudential Securities Incorporated and Robertson, Stephens & Company. A total of 3,450,000 shares of Common Stock with an aggregate price of $38.0 million were registered, all of which have been sold.

In connection with the offering, the Corporation incurred actual expenses of $2.7 million for the underwriting discount and $.7 million for other expenses. Total expenses of the offering were $3.4 million. The other expenses include approximately $8,000 paid to a director of the Corporation, while the remainder of the total expenses were paid to third parties who are not directors, officers, or general partners or associates of directors, officers, or general partners of the Corporation.

The net offering proceeds to the Corporation after deducting the total expenses was $34.6 million.

The net proceeds of the offering have been applied as follows:

1. Payment of $7 million for the acquisition of Syntel Software Private Limited, an Indian corporation. The $7 million was distributed by payment of $3.5 million to Bharat Desai, the President and Chief Executive Officer, a director and a 10% or greater shareholder of the Corporation, and the remaining $3.5 million was paid to Neerja Sethi, the Vice President, Corporate Affairs, a director and a 10% or greater shareholder of the Corporation.

2. Payment of $11 million to the shareholders of the Corporation prior to the offering as a partial distribution of previously undistributed S corporation taxable income through the date of termination of the Corporation's S corporation election. All of this distribution was received by Bharat Desai and Neerja Sethi except for $12,500 distributed to Paritosh K. Choksi and his spouse. Mr. Choksi is a director of the Corporation.

3. The remainder of the net offering proceeds have been placed, as a temporary investment, into short term municipal bonds and notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


Exhibit No.  Description
-------------------------

11           Statement re: Computation of Per Share Earnings

27           Financial Data Schedule


(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended September 30, 1997.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Syntel, Inc.
                            ---------------------------
                                   (Registrant)



Date  November 11, 1997     By   /s/ Bharat Desai
      ------------------        ---------------------------------------
                                Bharat Desai, President and
                                   Chief Executive Officer


Date  November 11, 1997     By  /s/ John Andary
      ------------------        ----------------------------------------
                               John Andary, Chief Financial Officer
                            (principal financial and chief accounting officer)

                                 EXHIBIT INDEX


                                                                 Sequentially
                                                                   Numbered
   Exhibit No.  Description                                         Page
   -------------------------------------------------------------------------

   11           Statement re: Computation of Per Share Earnings      15

   27           Financial Data Schedule                              16