Form 10-K
period 1997-12-31
SYNTEL INC
filed 1998-03-30
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 0-22903

                                  SYNTEL, INC.
             (Exact name of Registrant as specified in its charter)

          Michigan                                        38-2312018
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    2800 Livernois Road, Suite 400, Troy, Michigan      48084
     (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (248) 619-2800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                                ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 13, 1998, based on the last sale price of $31.625 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $107,724,400.

         As of March 13, 1998, the Registrant had 25,450,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on or about May 18, 1998 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries in India, the UK, and Singapore on a consolidated basis.

OVERVIEW

     Syntel is a worldwide provider of professional information technology ("IT") consulting and applications management services to Fortune 1000 companies, as well as to government entities. The Company's service offerings include IntelliSourcing(sm), consisting of outsourcing services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services, and TeamSourcing(sm), consisting of professional IT consulting services. Syntel believes that its service offerings are distinguished by its Global Service Delivery Model, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers,

     Through IntelliSourcing, Syntel provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected application support functions of the customer. Utilizing its developed methodologies, processes and tools, known as IntelliTransfer(sm), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. The Company also provides Year 2000 compliance services to customers using its proprietary Method2000(R) solution. IntelliSourcing accounted for approximately 36% and 51% of revenues, for the years ended December 31, 1996 and 1997, respectively.

     Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 64% and 49% of revenues, for the years ended December 31, 1996 and 1997, respectively.

     The Company's Global Service Delivery Model provides Syntel with flexibility to deliver to each customer a unique mix of services on-site at the customer's location, off-site at its U.S. locations and offshore at Global Development Centers in Mumbai and Chennai, India. The benefits to the customer from this customized service approach include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week and cost-effectiveness. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world largely unconstrained by geographies, time zones and cultures.

     Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 1997, based on revenues, were American International Group, Inc., Dayton Hudson Corp., Ford Motor Co., AT&T Corp., and Chrysler Corporation. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value IntelliSourcing services. During recent years the Company has focused on increasing its resources in the development, marketing and sales of its IntelliSourcing services.

         The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network, trains recent college graduates and other recruits and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. This scaleable business model has enabled the Company to grow significantly in recent years. As of December 31, 1997, Syntel's worldwide billable headcount consisted of 1,746 it consultants providing professional services to Syntel's customers. The Company was incorporated under Michigan law on April 15, 1980.

FORWARD LOOKING STATEMENTS / RISK FACTORS

         Certain statements contained in this Report are forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, the Company from time to time may publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Factors which could affect the forward looking statements include those listed below. The Company does not intend to update these forward looking statements.

         Recruitment and Retention of IT Professionals. The Company's business of delivering professional IT services is labor intensive, and, accordingly, its success depends upon its ability to attract, develop, motivate, retain and effectively utilize highly-skilled IT professionals. The Company believes that both in the United States and in India there is a growing shortage of, and significant competition for, IT professionals who possess the technical skills and experience necessary to deliver the Company's services, and that such IT professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, it operates within an industry that experiences a significant rate of annual turnover of IT personnel. The Company's business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. The Company's ability to maintain and renew existing engagements and to obtain new business depends, in large part, on its ability to hire and retain qualified IT professionals. Historically, the Company has performed a significant portion of its employee recruiting in foreign countries, particularly in India. Any perception among the Company's recruits or foreign IT professionals, whether or not well-founded, that the Company's ability to assist them in obtaining permanent residency status in the United States has been diminished could result in increased recruiting and personnel costs or lead to significant employee attrition or both. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified IT professionals or that the Company will be successful in retaining current or future employees. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, results of operations and financial condition.

     Government Regulation of Immigration. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 1997, approximately 63% of Syntel's U.S. workforce (43% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (the "INS") limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including H-1B visas, that may be issued. From September 29, 1995 through September 30, 1997, the Company was subject to a consent decree with the U.S. Department of Labor relating to its H-1B employees. The Company believes that it fully complied with the consent decree. (See "Overview - Management's discussion and analysis of Financial condition and results of operations.")

     Variability of Quarterly Operating Results. The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for IntelliSourcing engagements; customers' budget cycles; and investment time for training. Because a significant percentage of the Company's selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. As fixed price engagements grow in revenue and percent of total revenue, operating results may be adversely affected in the future if there are cost overruns on fixed-price engagements. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing a material adverse effect on the Company's financial condition.

     Customer Concentration; Risk of Termination. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 81%, 78% and 75% of revenues for the years ended December 31, 1995, 1996 and 1997, respectively. The Company's largest customer is American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 38%, 34% and 31% of revenues for the years ended December 31, 1995, 1996, and 1997, respectively. Ford Motor Company ("Ford"), the Company's next largest customer in 1995 and 1996, accounted for approximately 14%, 12% and 9% of revenues for the years ended December 31, 1995, 1996 and 1997, respectively. For the year ended December 31, 1997, Dayton Hudson Corporation became the Company's second largest customer, accounting for 12% of total revenues, and for the year ended December 31, 1996 was the Company's fourth largest customer, accounting for 5% of total revenues. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customer's businesses, any failure by Syntel to meet a customer's expectations could result in cancellation or nonrenewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Most of the Company's contracts are terminable by the customer with limited notice and without penalty. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition.

     Exposure to Regulatory and General Economic Conditions in India. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 1997, the Company had approximately 27% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company plans to treat any earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 10%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

     Intense Competition. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In applications outsourcing services, the Company competes primarily with Electronic Data Systems Corp., IBM Global Solutions (ISSC), Andersen Consulting and Computer Sciences Corporation. The Company's principal competitors for Year 2000 compliance engagements include IBM Global Solutions (ISSC), Cap Gemini and Andersen Consulting. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

     Ability to Manage Growth. The Company's business has experienced rapid growth over the years that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have increased from $45.3 million in 1993 to $124.3 million in 1997, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 1,746 as of December 31, 1997. The Company established a sales office in London, England in 1996, opened a sales and service office in Singapore in May 1997, is expanding its Global Development Center in Mumbai, India and has established a new Global Development Center in Chennai, India. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. The Company has historically derived most of its revenues from professional IT staffing services. In the second half of 1996, the Company realigned personnel and resources to focus more attention on outsourcing services for ongoing applications management, development and maintenance and Year 2000 compliance services. A key factor in the Company's growth strategy is to substantially increase outsourcing service engagements with new and existing customers. The Company is less experienced in marketing, developing and performing such outsourcing services, which have a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customer's organization, as compared to more traditional IT staffing services. While the Company has achieved some initial success as a result of its realignment, there can be no assurance that the Company's increased focus on outsourcing services will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations and financial condition.

     Fixed-Price Engagements. The Company undertakes, from time to time, certain engagements billed on a fixed-price basis, as distinguished from the Company's principal method of billing on a time-and-materials basis. In addition, the Company offers its Year 2000 compliance services on a fixed-price basis in contrast to most other compliance service providers who charge customers on a time-and-materials basis. Furthermore, the Company has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues represented approximately 3% and 12% of total revenues for the years ended December 31, 1996 and 1997, respectively.

     Potential Liability to Customers. Many of the Company's engagements involve IT services that are critical to the operations of its customers' businesses. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its IT services, there can be no assurance the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

     Dependence on Principal. The success of the Company is highly dependent on the efforts and abilities of Bharat Desai, the Company's founder, Chief Executive Officer and President. Mr. Desai is subject to an employment agreement with the Company with a term ending December 31, 1999, which contains noncompetition, nonsolicitation and nondisclosure covenants during the term of the agreement and for two years following termination of employment. The loss of the services of this key executive for any reason could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not maintain key man life insurance on Mr. Desai.

     Risks Related to Possible Acquisitions. The Company may expand its operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer satisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. In December, 1997, the Company acquired substantially all of the business interests of Waypointe Information Technologies, Inc. (WIT) including hiring certain WIT employees and taking over performance of WIT's consulting contracts. WIT was engaged in the business of providing IT consulting services, including the Enterprise Resource Planning "ERP" practice area. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

     Limited Intellectual Property Protection. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. The Company is continuing to develop proprietary conversion tools specifically tailored to address the Year 2000 problem. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Syntel(R), Method2000(R), IntelliTransfer(sm), Pilot2000(sm), Recover2000(sm), Implement2000(sm) and Consider IT Done(sm). The Company has submitted federal trademark applications to register certain names for its service offerings, including the IntelliSourcing and TeamSourcing names. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

INDUSTRY BACKGROUND

     Increasing globalization, technological innovation and deregulation are creating an increasingly competitive business environment that is requiring companies to change fundamentally their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To effect these changes and adequately address these needs, companies are focusing on their core competencies and cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively.

     Designing, developing, implementing and maintaining IT solutions requires highly skilled individuals trained in diverse technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize their fixed costs and reduce workforces. The Company believes that many organizations are concluding that using outside specialists to address their IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

     Demand for IT services has grown significantly as companies seek ways to outsource not only specific projects for the design, development and integration of new technologies, but also ongoing management, development and maintenance of existing IT systems. In addition, many organizations face a significant challenge because many of their existing computer systems run software programs which cannot properly process dates after 1999. Without a resolution of this Year 2000 problem, these software programs will fail due to an inability to correctly interpret dates in the year 2000 and thereafter.

     The Company believes that outsourcing the ongoing management, development and maintenance of IT applications is becoming increasingly critical to business enterprises. The difficulties of IT planning, budgeting and execution in the face of technological innovations and uncertainties, the focus on cost cutting, and a growing shortage of skilled personnel are driving senior corporate management to strategically pursue outsourcing of critical internal IT functions. Organizations are seeking an experienced IT services outsourcing provider that not only has the expertise and knowledge to address the complexities of rapidly changing technologies, but also possesses the capability to understand and automate the business processes and knowledge base of the organization. In addition, the IT provider must be able to develop customized solutions to problems unique to the organization. This involves maintaining on-site professionals who know the customer's IT processes, providing access to a wide range of expertise and best practices, providing responsiveness and accountability to allow internal IT departments to meet organization goals, and providing low cost, value-added services to stay within the organization's IT budget constraints.

     In this environment, large organizations are increasingly finding that full facilities management outsourcing providers who own and manage an organization's entire IT function do not permit the organization to retain control over, or permit flexible reallocation of, its IT resources. At the same time, IT service providers focused on project oriented professional services, with a finite beginning and end, or "deliverables," do not typically provide ongoing maintenance services and management of IT functions. As a result, the Company believes there is a significant opportunity to provide outsourcing services to customers for ongoing IT management, development and maintenance of their business applications.

SYNTEL SOLUTION

     Syntel provides IntelliSourcing services consisting of applications management services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services, and TeamSourcing services consisting of professional IT consulting services. The Company believes that its IntelliSourcing approach to IT services outsourcing, which involves assuming responsibility for management of selected applications rather than taking over an entire IT department or providing facilities management, provides significant differentiation from its competitors in the IT services market. Syntel believes that its TeamSourcing and IntelliSourcing service offerings are distinguished by its Global Service Delivery Model, a corporate culture focused on customer service and responsiveness and its internally developed "intellectual capital," comprised of a proven set of methodologies, practices and tools for managing the IT functions of its customers.

     Global Service Delivery Model. Syntel performs its services on-site at the customer's location, off-site at Syntel's U.S. locations and offshore at its Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Service Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Service Delivery Model, the Company currently has four Global Development Centers located in Cary, North Carolina; Mumbai, India; Chennai, India; and Santa Fe, New Mexico.

     Focus on Customer Service. The Syntel corporate culture reflects a "customer for life" philosophy which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. For the years ended December 31, 1995, 1996, and 1997, over 90% of the Company's revenues were from customers for whom the Company provided services during the previous period. At engagement initiation, Syntel's services are typically based on expertise in the software life-cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes, IT applications and industry, Syntel gains a competitive advantage to perform higher-value IT services for that customer.

     Proven Intellectual Capital. Over its 18-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

SYNTEL STRATEGY

     The Company's objective is to become a strategic partner with its customers in the ongoing management, development and maintenance of their IT systems by utilizing its Global Service Delivery Model, intellectual capital and customer service orientation. The Company plans to continue to pursue the following strategies to achieve this objective:

     Leverage Global Service Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice IT solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Service Delivery Model and the Company's worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their IT demands increase. The Company intends to expand the capacity of its Global Development Centers worldwide.

     Focus Resources on IntelliSourcing Services. Through IntelliSourcing, the Company markets its higher value applications management services for ongoing applications management, development, maintenance and Year 2000 compliance functions. In recent years, the Company has significantly increased its investment in IntelliSourcing services. The Company recently realigned its resources to focus on the development, marketing and sales of its IntelliSourcing services, including the hiring of additional salespeople and senior managers, redirecting personnel experienced in the sale of higher value contracts, developing proprietary methodologies, such as Year 2000 offerings and services, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal. As a result, IntelliSourcing revenues have increased from $33.3 million for the year ended December 31, 1996, to $63.9 million for the year ending December 31, 1997; representing a 92% increase.

     Expand Customer Base and Role with Current Customers. The Company's sales efforts focus on its strategy of migrating existing TeamSourcing customers to higher value IntelliSourcing services. Traditionally, the Company has formed strong relationships with customers through its high quality and responsive TeamSourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. These long-term relationships also provide the opportunity for the Company to cross-sell IntelliSourcing services which, in some cases, represent a natural extension of work initially performed under the TeamSourcing engagement. Cross selling engagements with existing clients generated incremental revenues of $10.4 million for the year ended December 31, 1997. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in Asia, and the UK.

     Enhance Proprietary Knowledge Base and Expertise. The Company believes that its "intellectual capital" of methodologies, practices, tools and technical expertise is an important part of its competitive advantage. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as Internet/intranet applications, client/server applications and object-oriented software. The Company continually develops new methodologies and toolsets such as its package of Year 2000 services, building skills in enterprise resource planning (ERP), and acquiring a broad knowledge and expertise in the IT functions of specific industries. Through these efforts, the Company becomes more valuable to the customer, is often able to expand the scope of its work to existing customers, and is able to offer industry-specific expertise.

     Attract and Retain Highly Skilled IT Professionals. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (i) employs professional recruiters who recruit qualified professionals throughout the U.S. and in India, Canada, Europe, Singapore, the Philippines, Australia and New Zealand, (ii) trains recent college graduates and other recruits through its four training centers, two of which are located in the U.S. and two of which are located in India, and (iii) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs.

     Pursue Selective Acquisition Opportunities. Given the highly fragmented nature of the IT services market, the Company believes that opportunities exist to expand through the selective acquisitions of IT services firms to either augment its technical expertise or provide opportunities to cross sell services.

SERVICES

     Syntel provides a broad range of IT services through its IntelliSourcing and TeamSourcing service offerings. Through IntelliSourcing, the Company provides applications management services for ongoing management, development and maintenance of customer applications, including Year 2000 compliance services. Through TeamSourcing, the Company provides professional IT consulting services. The Company believes that its established TeamSourcing customers represent an attractive base from which to grow its IntelliSourcing services and, as such, during the past year has increased the personnel and resources dedicated to the development, marketing and sales of its IntelliSourcing services. TeamSourcing and IntelliSourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 1996 and December 31, 1997, IntelliSourcing accounted for approximately 36% and 51%, respectively, of the Company's revenues and TeamSourcing represented approximately 64% and 49%, respectively, of the Company's revenues.

     IntelliSourcing(sm)

     Syntel provides higher-value applications management services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services. Over the last two years, the Company has made significant investments in IntelliSourcing, including the hiring of additional sales people and senior managers, redirecting personnel experienced in the sale of higher-value contracts, developing proprietary methodologies, including a package of Year 2000 offerings and services, increasing marketing efforts, and realigning organizational support in the areas of finance, administration, human resources and legal. The Global Service Delivery model is central to Syntel's delivery of IntelliSourcing services. It enables the Company to respond to customers' needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission critical applications.

     Business Applications Outsourcing. Through IntelliSourcing, Syntel assumes responsibility for and manages selected application support functions of the customer. Rather than being responsible for an entire IT department, including computers, other hardware, networks and all IT functions, IntelliSourcing focuses solely on providing professional services for selected IT applications. IntelliSourcing is fundamentally different than facilities management, which is cost-intensive and involves the ownership of hardware. IntelliSourcing is a more flexible alternative to traditional full-scale outsourcing, as it permits the customer to maintain control of its IT resources and establish priorities. IntelliSourcing permits the customer to select the applications best-suited to remain managed in-house, while still benefiting from Syntel's expertise and resource availability. The benefits of IntelliSourcing also include reliable maintenance and up-keep of systems on which the business depends, reduced operating costs, availability of IT personnel and access to best-practice solutions, while allowing the customer to focus on its core competencies.

     Syntel has developed methodologies, processes and tools to effectively integrate and execute IntelliSourcing engagements. Referred to as "IntelliTransfer," this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer's personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer, and, finally, seeks to assume responsibility for performance of a particular customer application system or systems. As the Company develops an in-depth knowledge of the customer's personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue more value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and applications of the customer.

     At engagement initiation, Syntel's services are based on its expertise in the software life-cycle and underlying technologies, and are thus focused on technical solutions. For most new engagements, the Company starts by performing functions primarily revolving around production control, application systems maintenance, development of new and changed systems functionality, and 24-hour help desk support. As IntelliSourcing engagements progress, the Company typically provides an increasing proportion of software development services offshore, allowing Syntel to reduce its overall cost of service and improve responsiveness.

     Because providing IntelliSourcing services typically involves close participation in the IT strategy of a customer's organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer's business requires fast delivery of a mission-critical application update, Syntel will combine its on-site professionals, who have knowledge of the customer's business processes and applications, together with its global infrastructure to deliver around-the-clock resources. If the customer's need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Center, which has significantly lower costs. The Company believes that its ability to provide flexible service delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its IntelliSourcing services from other outsourcing services.

     Year 2000 Compliance Services. As a component of its IntelliSourcing services, the Company has invested substantial resources in developing a package of Year 2000 offerings and services. The Company intends to use its Year 2000 capabilities to expand its role with existing TeamSourcing customers, gain new customers and market its IntelliSourcing services. All of Syntel's Year 2000 service packages are based on Method2000(R), a proprietary solution developed by Syntel. Method2000(R) is a second generation solution aimed at innovative business processes, methodologies, techniques and tools, and maximizing the use of lower-cost offshore resources.

     The Method2000(R) service packages are: Pilot2000(sm), Implement2000(sm) and Recover2000(sm). Using the Pilot2000 service package, Syntel identifies a small representative portion of the customer's application systems portfolio, and executes an entire Year 2000 compliance project on the representative sample. In addition to constituting an effective "proof of concept," this provides specific customer environment knowledge to Syntel. With this specific knowledge, Syntel seeks to offer fixed-price solutions for additional applications beyond the pilot using the offering Implement2000. The Company is also marketing a Recover2000 service package in which Syntel assumes responsibility for in-progress Year 2000 compliance projects previously performed by the customer or another IT service provider.

     Syntel markets its applications outsourcing services as a follow-on to its Year 2000 compliance services. The Company believes that such follow-on services will be an attractive offering in the coming years based on the current trend of most Year 2000 service providers not to provide warranties or services to fix any Year 2000 failures that may result from limitations, if any, of their services. Syntel believes that the most efficient way for customers to achieve Year 2000 compliance is to have key team members from the Year 2000 compliance project fully employed in ongoing maintenance and development of the same applications portfolio.

     TeamSourcing(sm)

     Syntel offers professional IT consulting services directly to its customers and, to a lesser degree, in partnership with other service providers. The professional IT consulting services include individual professionals and teams of professionals dedicated to assisting customer systems projects and ongoing IT functions. This service responds to the demand from internal IT departments for additional expertise, technical skills and personnel. The Company's wide range of TeamSourcing services include IT applications systems specification, design, development, implementation and maintenance, which involve diverse computer hardware, software, data and networking technologies and practices. Syntel also provides professional IT staffing services to state governments, principally in the area of state welfare automation services. Services to state governments are provided directly by Syntel and in partnership with Deloitte & Touche and with Unisys. In providing its TeamSourcing services, Syntel utilizes its Global Service Delivery Model, primarily through international recruiting, training and relocation, to meet customer needs for resource depth, expertise, and responsiveness.

     By focusing on customer satisfaction and the delivery of quality services to TeamSourcing customers, the Company believes it is able to generate opportunities to provide its TeamSourcing customers with higher value application outsourcing services and Year 2000 compliance services. The Company has recently realigned its TeamSourcing sales people on an account basis within each sales region in an effort to further enhance customer relationships and marketing to larger, more complex businesses. The effectiveness of its TeamSourcing services and its focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. During 1996, Syntel received the Q-1 rating from Ford Motor Company and became a Preferred Supplier to Chrysler Corporation receiving the highest rating in each customer service category. The Q-1 rating from Ford Motor Company and the Preferred Supplier designation from Chrysler Corporation are the highest facility supplier quality ratings awarded by each of these principal customers. During 1997, Ford extended Syntels Q-1 rating for another year after successful completion of a Q-1 standards audit. The Company is also a Microsoft Certified Solution Provider. For the years ended December 31, 1995, 1996, and 1997, over 90% of Syntel's annual revenues were from customers for whom the Company provided services during the previous period.

     In order to continue to enhance its TeamSourcing services expertise, Syntel has enhanced its capabilities in enterprise resource planning (ERP), including the implementation of software packages from SAP and Oracle. The Company also enhanced its ERP practice through the acquisition of substantially all of the business interests of Waypointe Information Technologies Inc. in December, 1997. The Company has also developed expertise in emerging technologies such as Internet/intranet applications, client/server applications and object-oriented software.


     Technical Services Group

     The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Technical Services Group whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. The Technical Services Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer(sm) and Method2000(R), creating reusable software components to enhance quality and value on customer assignments, and educating Syntel's personnel to improve marketing, sales and delivery effectiveness. The Technical Services Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

     Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. During 1997, the Company provided services to over 140 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 1997, include:

FINANCIAL SERVICES            MANUFACTURING               RETAIL
------------------            -------------               ------

American International     Ford Motor Co.              Dayton Hudson Corp.
  Group, Inc.              Chrysler Corporation        Safeway, Inc.
World Bank                 International Business      Mervyn's
Colonial Management          Machines Corp.            Kmart Corp.
CitiBank                   Unisys Corp.                Lucky Stores
CIGNA Corp.                New Venture Gear
First Union Corp.          Meldisco
Prudential Insurance       Hewlett-Packard Corp.
American Annuities Group   Xerox Corp.
                           Westinghouse Electric
                             Corp.
                           Lucent Technologies

                             INFORMATION/
TRANSPORTATION              COMMUNICATIONS              GOVERNMENT
--------------              --------------              ----------

Norfolk Southern Corp.     AT&T Corp.                   New Mexico
Allied Van Lines           Consolidated Communication   New York
Burlington Northern, Inc.     Directories               Malta
Yellow Technologies        Intellisoft                  West Virginia
Northwest Airlines Corp.   McDonnell Douglas            Illinois
                              Information Systems
                           LM Ericsson Telephone Co.

     For the years ended December 31, 1995, 1996, and 1997, the Company's top ten customers accounted for approximately 81%, 78% and 75% of the Company's revenues, respectively. American International Group, Inc. and Ford Motor Co., the Company's largest customers, for the years ended December 31, 1995 and December 31, 1996, represented approximately 38% and 14% of revenue for the year ended December 31, 1995, respectively, and approximately 34% and 12% of revenue for the year ended December 31, 1996. For the year ended December 31, 1997, American International Group remained the Company's largest client with 31% of the revenues while Dayton Hudson Corporation grew to the second largest client with 12% of the revenues. Ford Motor Company was the third largest client for the year ended December 31, 1997 with 9% of the revenues.

     American International Group. The Company's largest customer is American Home Assurance Company, and certain other subsidiaries of American International Group, Inc. (collectively, "AIG"). This customer relationship began with the placement of a single IT professional in 1989 and has grown continuously through December 31, 1997. The Company supports AIG systems throughout the U.S. and in selected countries around the world. Both the Company's Cary, North Carolina and Mumbai, India Global Development Centers were initially established to support AIG. As the Company has become more knowledgeable about AIG's personnel, processes, technology and culture, it has had the opportunity to expand the range of its services beyond contract minimums and to play an increasingly valuable role in project management and systems design.

     Currently, the Company provides applications development and maintenance services in support of various AIG subsidiaries through integrated service teams located onsite, offsite, and offshore. Its applications development services focus on providing customized solutions and applications in support of policy underwriting, claims management and financial reporting and encompass both mainframe and client/server environments. The Company also provides Year 2000 conversion services to AIG on a fixed-price basis. The Company's applications maintenance services focus on enhancing existing business systems, including 24-hour management of data processing functions and a 24 hour customer assistance center. The Company is responsible for complete production support, maintenance and related activities for over 250 applications. Through its long-term relationship with AIG, Syntel has enabled AIG to better control, manage, and plan its IT resource allocation and to simplify management of IT functions while benefiting from Syntel's expertise, practices and resource availability for the cost-efficient execution of their plans and priorities. Syntel has also delivered to AIG 24-hour support, fast turnaround and the capacity to address AIG enterprise needs in other parts of the world. The Company recently signed a contract renewal with AIG to provide IT services through December 31, 2000. AIG may terminate the contract upon six months written notice and payment of an early termination penalty.

GLOBAL SERVICE DELIVERY MODEL

     Syntel's Global Service Delivery Model gives the Company the flexibility and resources to perform services on-site at the customer's location, off-site at the Company's U.S. locations and offshore at the Company's Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers. The Global Service Delivery Model gives the Company the flexibility to deliver to each customer a customized mix of integrated on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise and best practices, resource availability and cost-effective delivery.

     Through on-site service delivery at the customer's location, the Company is able to gain comprehensive knowledge concerning the customer's personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Off-site service delivery at the Company's U.S. locations provides the customer with access to the diverse skill base and technical expertise resident at different regional centers, availability of resources, and cost-effective delivery due to the savings in transportation, facilities and relocation costs associated with on-site work. Offshore service delivery at the Company's Indian location provides the customer with the capacity to receive around the clock attention to applications maintenance and project development for faster turnaround, greater availability of resources, expertise resident in India and more cost-effective delivery than the Company's off-site services.

     The Company has developed global recruiting and training programs which have efficiently provided skilled IT professionals to meet customer needs. In addition, the Company's sales, solutions and delivery functions are closely integrated in the Global Service Delivery Model so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Weekly meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively from among these locations as necessary.

     The Company's four Global Development Centers located in Cary, North Carolina, Mumbai, India, Chennai, India and Santa Fe, New Mexico support the Company's Global Service Delivery Model.

     The Cary, North Carolina Global Development Center, which employs over 350 persons, serves as the hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals. Moreover, due to its proximity to a large number of major universities, the Cary, North Carolina Global Development Center has access to a relatively large talent pool.

     The Mumbai, India Global Development Center, which employed over 670 persons as of December 31, 1997, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as a principal recruiting and training center for the Company due to the large resource pool of skilled IT professionals and college graduates. The Mumbai Center, which has been in operation for over four years, is being expanded to accommodate a capacity in excess of 700 people. Such expansion is expected to be completed by mid 1998.

     The Company also has leased space for a new Global Development Center in Chennai, India. This Center is intended to provide additional resources and will include a training and development center. The Company has begun staffing the Chennai Center and will continue to incrementally increase staffing over time in response to customer needs. Once fully operational in mid 1998, the Chennai Center will be able to accommodate up to 600 persons. Both the Mumbai and Chennai expansion programs are expected to be financed from internally generated funds from the Company's Indian operations.

     The Santa Fe, New Mexico Global Development Center, which employs over 30 people, serves as a training and development center.

     During 1997, the Company established wholly owned subsidiaries in London England and Singapore with a total investments of $0.1 million.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Oakbrook, Illinois; Dallas, Texas; Jacksonville, Florida; San Ramon, California; Minneapolis, Minnesota; New York, New York; Troy,

Michigan; Woodbridge, New Jersey; Pittsburgh, Pennsylvania; London, England; and Singapore. In early 1997, the Company realigned its sales staff into two sales forces, one for TeamSourcing services and one for IntelliSourcing services.

     During recent years the Company has focused on increasing its staffing of professional salespeople in IntelliSourcing both by dedicating internal sales professionals to this service offering and through outside hiring of professionals experienced in marketing outsourcing engagements. The sales cycle for IntelliSourcing engagements ranges from 6 to 12 months depending on the complexity of the engagement. Due to this longer sales cycle, IntelliSourcing sales executives follow an integrated sales process for the development of engagement proposals and solutions, and receive ongoing input from the Company's technical services, delivery, finance and legal departments throughout the sales process. The IntelliSourcing sales process also typically involves a greater number of customer personnel at more senior levels of management than the TeamSourcing sales process.

     The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. A significant amount of TeamSourcing engagements are developed from existing customers. During both 1996 and 1997, over 90% of TeamSourcing revenues were from customers who received services during the prior period.

     Syntel's marketing organization seeks to promote brand identities for its TeamSourcing, IntelliSourcing and Method2000(R) services and to generate sales leads. The Company's current marketing efforts consist of direct mail, trade shows, publications and public relations campaigns targeted to CEOs, CFOs and CIOs of Fortune 500 organizations and CIOs of government agencies. In addition, Syntel maintains relationships with key industry research groups such as the Gartner Group, Meta Group, Giga Group, and the Information Technology Association of America.

HUMAN RESOURCES

     The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 1997 the Company had 2,190 full time employees. Of this total, the U.S. operations employed 1,481 persons, including 1,323 IT professionals; the Indian operation employed 699 persons, including 575 IT professionals; and the Company employed an additional 10 persons in various remote locations, including the U.K. and Singapore. Of the 1,481 persons employed in the U.S. operation 936 held H-1 visas (permitting temporary residency in the U.S.)

     A majority of the Company's professional employees have a Bachelor of Science degree or its equivalent, or higher degrees in computer science, engineering disciplines, management, finance and other areas. Their experience level ranges from entry-level programmers to engagement managers and senior consultants with over 20 years of IT experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, and proficient in a variety of computer programming languages, software tools, database management systems, networks, processes, methodologies, techniques and standards.

     The Company has implemented a management structure and human resources organization intended to maximize the Company's ability to efficiently expand its professional staff. Although the Company believes that it has the capability to meet its anticipated future needs for IT professionals through its established recruiting and training programs, there can be no assurance that the Company will be able to hire, train or retain qualified IT professionals in sufficient numbers to meet anticipated staffing needs.

     Recruiting. The Company has developed a recruiting methodology and organization which is a core competency. The Company has a recruiting team based in the U.S. which recruits primarily across the U.S., India, Canada, Europe, Singapore, the Philippines, Australia and New Zealand. The Company also has an international-based recruiting team, with recruiters in Mumbai, Chennai and Banglore, India, and Australia, to recruit for the Company's needs in India, as well as for the Company's U.S. operations. The Company uses a standardized global selection process that includes interviews and reference checks.

     Among the Company's other recruiting techniques are the placement of advertisements on its web site, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, participating in job fairs and recruiting on university campuses. In addition, the Company has developed a proprietary database of talent utilizing the Resumix database system, which is an automated tool for managing all phases of recruiting. This system directly downloads resumes from the Internet, directly loads faxed resumes and currently stores approximately 40,000 resumes. This system enhances the ability of the Company's recruiters to select appropriate candidates and can distribute resumes directly to the recruiters.

     Training. The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable source for qualified IT professionals. Recent college graduates and other recruits selected by the Company participate in Syntel's Technical and Professional Development ("TPD") program which is delivered in both the U.S. and India. The TPD program consists of 8-12 weeks of training programs, including classroom lectures, hands-on experience, exercises, projects and tests. Another entry-level training program is the Syntel Management Trainee Program. As part of this program, Syntel selects graduates from leading universities who are suited for corporate and regional positions within Syntel in account management, sales, recruiting and other management areas. Syntel also maintains a comprehensive Computer-Based Training program ("CBT"), with over 200 training modules, which Syntel employees can use at their convenience. The CBT topics cover the latest client/server areas, local-area and wide-area networks, relational data base management systems, object-oriented systems, Microsoft products, in addition to a number of management and related developmental areas. The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program at its Cary, North Carolina Global Development Center, and provides opportunities for cross-training of its professionals in emerging technologies.

     Support and Retention. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. Traditionally, a significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(K) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, PC purchase plan and an employee referral plan. The Company offered stock options to substantially all of its employees under the Stock Option Plan at consummation of its initial public offering in 1997, and intends to offer substantially all of its employees an opportunity to purchase the Company's Common Stock at a discount to fair market value under the Employee Stock Purchase Plan.

COMPETITION

     The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In applications outsourcing services, the Company competes primarily with Electronic Data Systems Corp., IBM Global Solutions (ISSC), Andersen Consulting and Computer Sciences Corporation. The Company's principal competitors for Year 2000 compliance engagements include IBM Global Solutions (ISSC), Cap Gemini and Andersen Consulting. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

ITEM 2.  PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 24,900 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring on November 30, 2001. The Company's primary training and development center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease which expires March 31, 1999. The Company also leases regional office facilities in Dallas, Texas; San Ramon, California; Oakbrook, Illinois; Minneapolis, Minnesota; Santa Fe, New Mexico; Jacksonville, Florida; Woodbridge, New Jersey; Pittsburgh, Pennsylvania; London, England; and Singapore

     Syntel leases approximately 20,210 square feet of office space in Mumbai, India, under four leases expiring on various dates from October 14, 1997 to September 30, 1998, each of which is expected to be renewed for a period of five years upon expiration. This leased space is in the process of being expanded by approximately 13,000 square feet. Syntel's IT professionals in India, as well as its senior management, administrative personnel, human resources and sales and marketing functions are housed in this facility. Syntel has leased substantially all of an office building in Chennai, India consisting of approximately 33,000 square feet. The lease terms expire May 2003, subject to the Company's option to renew for an additional period of three years. This facility is projected to accommodate approximately 600 IT professionals once improvements are completed in mid 1998.

     The Company believes that these facilities are adequate for its currently anticipated future needs.



ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any material legal proceedings or governmental investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) The Registrant's common stock is traded on the NASDAQ National Market under the symbol "SYNT." The common stock commenced trading on NASDAQ on August 12, 1997 in connection with the underwritten initial public offering of shares of the Company's common stock at an initial price to the public of $11.00 per share. Quarterly stock prices were as follows:

              1997                   High                    Low
--------------------------------------------------------------------------------
     August 12, 1997 through
     September 30, 1997              18.25                   12.0
     Fourth Quarter                  16.625                   8.5

     (b) There were approximately 85 shareholders of record and 3972 beneficial holders on March 16, 1998.

     (c) During the years ended December 31, 1997 and 1996, the Company declared dividends of $11,400,000 and $12,000,000, respectively. The 1997 dividends included distributions, to the shareholders of the Company prior to the Company's initial public offering, equal to the Company's undistributed S corporation earnings through the date of termination of the company's S corporation status on August 12, 1997. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA.
SYNTEL, INC. & Subsidiaries
FIVE-YEAR HIGHLIGHTS
(In thousands, except per share amounts)

The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years.

                                                      YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------
                                        1993       1994       1995       1996      1997
                                      -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
    Revenues...................       $45,345    $67,340    $90,326    $92,330   $124,338
    Cost of revenues...........        38,323     55,315     70,014     67,083     87,584
                                      -------    -------    -------    -------   --------
    Gross profit.... ..........         7,022     12,025     20,312     25,247     36,754
    Selling, general and
      administrative expenses,.         5,523      8,603     13,909     19,271     23,547
                                      -------    -------    -------    -------   --------
    Income from operations ....         1,499      3,422      6,403      5,976     13,207
    Other income (expense), net.         (127)       (67)       188        149        730
                                      -------    -------    -------    -------   --------
    Income before income taxes.         1,372      3,355      6,591      6,125     13,937
    Income taxes.........                  --          1        436        350      3,517
                                      -------    -------    -------    -------   --------
    Net income.................       $ 1,372    $ 3,354    $ 6,155    $ 5,775   $ 10,420
                                      =======    =======    =======    =======   ========
    Pro forma net income.......       $   982    $ 2,203    $ 4,421    $ 4,379   $ 10,196
                                      =======    =======    =======    =======   ========
    Pro forma net income
      per share - diluted             $  0.04    $  0.09    $  0.17    $  0.17   $   0.39
                                      =======    =======    =======    =======   ========
    Pro forma weighted average
      shares outstanding (diluted)     26,145     25,845     26,145     26,245     26,055
                                      =======    =======    =======    =======   ========

                                                              DECEMBER 31,
                                     ----------------------------------------------------
                                     1993       1994       1995       1996        1997
                                    -------    -------    -------    -------    ---------
                                              (IN THOUSANDS, EXCEPT OTHER DATA)
BALANCE SHEET DATA:
    Working capital...........     $ 9,049    $11,999    $15,763    $ 1,842    $35,346
    Total assets...  .........      16,377     22,928     29,140     32,992     65,232
    Long-term debt............        --         --         --         --         --
    Total shareholders' equity       9,847     13,201     19,209      6,145     39,585
OTHER DATA:
    Billable headcount in U.S.         670      1,097      1,029      1,103      1,260
    Billable headcount in India         19         83        107        190        478
    Billable headcount in
       other locations.........         --         --         --         --          8
                                   -------    -------    -------    -------    -------
    Total billable headcount...        689      1,180      1,136      1,293      1,746
                                   =======    =======    =======    =======    =======


(1) For all periods shown through August 12, 1997, the Company elected to be treated as an S corporation and, as a result, the income of the Company has been taxed for federal and state purposes (with exceptions under certain state income tax laws) directly to the Company's shareholders rather than to the Company.

(2) Pro forma data reflect income tax provisions for the periods presented for federal and additional state income taxes as if the Company had been taxed as a C corporation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Syntel is a worldwide provider of professional IT consulting and applications management services to Fortune 1000 companies, as well as to government entities. The Company's service offerings include, IntelliSourcing, consisting of applications management services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services, and TeamSourcing, consisting of professional IT consulting services.

     The Company's revenues are generated from professional services fees provided through IntelliSourcing and TeamSourcing engagements. The Company has invested significantly in developing its ability to sell and deliver IntelliSourcing services, and has shifted a larger portion of its business to IntelliSourcing engagements which the Company believes have higher gross margin potential. For the years ended December 31, 1996 and 1997, the percentage of revenues generated by IntelliSourcing engagements was 36% and 51%, respectively. On IntelliSourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. While a significant portion of IntelliSourcing engagements have been historically on a time-and-materials basis most IntelliSourcing engagements started during 1997 have been on a fixed-price basis. For the years ended December 31, 1996 and 1997, fixed-price revenues comprised 7% and

23% of total IntelliSourcing revenues respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method. For the years ended December 31, 1996 and 1997, the percentage of revenues generated by TeamSourcing engagements was 64% and 49%, respectively. On TeamSourcing engagements, Syntel's professional services typically are provided at the customer's site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed.

     The Company's most significant cost is personnel cost, which consists of compensation, benefits and other related costs for its IT professionals. The Company strives to maintain its gross margin by controlling engagement costs and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India derives substantially all of its revenues from providing software development services to the Company from Mumbai, India, where salaries of IT professionals are comparatively lower than in the U.S.

     The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 1997, approximately 63% of Syntel's U.S. workforce (43% of Syntel's worldwide workforce) worked under H-1B temporary work visas in the U.S. To resolve a 1994 investigation of the Company by the U.S. Department of Labor ("DOL") for failing to meet prevailing wage requirements for certain H-1B employees, the Company voluntarily entered into a two-year consent decree with the DOL. In response to the consent decree, the Company did not seek any new H-1B visas during the fourth quarter of 1995, significantly curtailed its H-1B hiring from April 1995 through September 1996, and significantly increased its U.S. domestic recruiting and hiring efforts throughout 1996. As a result, the Company believes that it was unable to increase billable IT personnel during 1995 and 1996 to levels that it would have otherwise expected in the absence of these factors. Because the Company's revenues are closely related to the number of billable IT professionals it employs, the Company believes that these developments adversely affected revenue growth in 1995 and 1996. From June 30, 1995, to June 30, 1996, the total number of U.S. billable IT personnel declined from 1,137 to 1,019, but the Company has increased billable IT personnel significantly beginning in the fourth quarter of 1996. As of December 31, 1997, total billable U.S. headcount had increased to 1,260. The Company believes that it has fully complied with the consent decree which expired in September 1997.

     The Company has made substantial investments in infrastructure since 1995, including: (i) establishing the Company's Global Development Center in Cary, North Carolina to support up to 400 IT professionals; (ii) establishing a dedicated telecommunications link between the Company's United States operations and the Mumbai, India development center; (iii) establishing a Global Development Center in Chennai, India; (iv) relocating the Company's headquarters to larger offices in Troy, Michigan; (v) increasing IntelliSourcing sales and delivery capabilities through significant expansion of the IntelliSourcing sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (vi) hiring additional experienced senior management; and (vii) expanding global recruiting and training capabilities.

     Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. For the years ended

December 31, 1995 and 1996 and 1997, over 90% of Syntel's revenues were derived from customers served in the prior period. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 81%, 78% and 75% of revenues for the years ended December 31, 1995, 1996, and 1997. The Company does not believe there is any material collectibility exposure among its top ten customers. American International Group, Inc. and Ford Motor Co., the Company's largest customers, for the years ended December 31, 1995 and December 31, 1996, represented approximately 38% and 14% of revenue for the year ended December 31, 1995, respectively, and approximately 34% and 12% of revenue for the year ended December 31, 1996. For the year ended December 31, 1997, American International Group remained the Company's largest client with 31% of the revenues while Dayton Hudson Corporation grew to the second largest client with 12% of the revenues. Ford Motor Company was the third largest client for the year ended December 31, 1997 with 9% of the revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

SYNTEL INDIA ACQUISITION

     Before the Company's initial public offering in 1997, Bharat Desai and Neerja Sethi, the Company's President, and Chief Executive Officer and the Company's Vice President, Corporate Affairs, respectively, were the sole beneficial shareholders of the Company's Indian subsidiary Syntel Software Private Limited "Syntel India". Syntel India provides offshore software development services to the Company. Prior to the offering, the Company entered into an agreement pursuant to which the Company acquired Mr. Desai and Ms. Sethi's combined 100% ownership interest in Syntel India for $7.0 million in cash. The $7.0 million purchase price was based on a valuation performed by independent chartered accountants in India pursuant to guidelines established by the Reserve Bank of India for acquisitions of Indian corporations. The purchase price was paid from a portion of the net proceeds of the initial public offering. This acquisition was closed upon consummation of the offering, and the portion of the purchase price in excess of the carrying value of the net assets acquired ($1.5 million) was accounted for as a reduction in shareholders' equity.

INCOME TAX MATTERS

     Syntel India is eligible for certain favorable tax provisions provided under Indian tax law including: (i) an exemption from payment of corporate income taxes for a period of five consecutive years in the first eight years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software services from India (the "Export Exemption"). The Export Exemption remains available after expiration of the Tax Holiday. The Company plans to treat any Syntel India earnings as permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company decides to repatriate any earnings of Syntel India, it will incur a "border" tax, currently 10%, under Indian tax law and will be required to pay U.S. corporate income taxes on such earnings.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected pro forma income statement data as a percentage of the Company's total revenues.

                                   PERCENTAGE OF REVENUES
                             -----------------------------------

                                    YEAR ENDED DECEMBER 31,
                             -----------------------------------
                             1995          1996           1997
                             -----         -----         -----

Revenues...................  100.0%        100.0%        100.0%
Cost of revenues...........   77.5          72.6          70.5
                             -----         -----         -----
Gross profit...............   22.5          27.4          29.5
Selling, general and
  administrative expenses..   15.4          20.9          18.9
                             -----         -----         -----
Income from operations.....    7.1%          6.5%         10.6%


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Total consolidated revenues increased from $92.3 million in 1996 to $124.3 million in 1997, representing a 34.7% increase. The Company's total revenues were less dependent upon its largest customers in 1997 as compared to 1996. The top two customers accounted for 43% of total revenues in 1997, down from 46% of total revenues in 1996. Additionally, the top 10 customers accounted for 75% of total revenues in 1997 as compared to 78% in 1996.

The worldwide billable headcount increased to 1,746 as of December 31, 1997 compared to 1,293 as of December 31, 1996.

IntelliSourcing Revenues. IntelliSourcing revenues in 1997 increased to $64.0 million, or 51% of total revenues, from $33.3 million, or 36% of total revenues in 1996. The revenue increase was attributable primarily to the conversion of TeamSourcing clients to long term IntelliSourcing engagements, new 1997 engagements, and growth in the existing base, contributing increased IntelliSourcing revenues of $14.1 million, $9.3 million, and $7.2 million respectively. The number of IntelliSourcing engagements increased from 5 as of December 31, 1996 to 26 as of December 31, 1997.

TeamSourcing Revenues. TeamSourcing revenues in 1997 increased to $60.3 million, or 49% of total revenues, from $59.0 million, or 64% of total revenues in 1996. The increase in revenues was attributable primarily to bill rate increases and growing ERP revenues, which more than offset a reduction in average billable headcount. End of year average hourly bill rates increased to $52.70 as of December 31, 1997 from $46.81 as of December 31, 1996. The reduction in average billable headcount was due largely to the conversion of TeamSourcing engagements to long term IntelliSourcing engagements.

Cost of Revenues. Consolidated cost of revenues consist of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. Consolidated cost of revenues in 1997 increased to $87.6 million in 1997 from $67.1 million, but decreased as a percent of revenue from 72.7% in 1996 to 70.4% in 1997. The decrease in cost of revenues as a percentage of revenues was attributable primarily to increased TeamSourcing billing rates and new higher margin IntelliSourcing engagements, partially offset by increased compensation, benefits, and other direct expenses. TeamSourcing bill rate increases and new higher margin IntelliSourcing engagements contributed 3% and 2.7% respectively to the overall improvement in cost of revenues while increased compensation/benefits and other direct costs partially offset the improvement with increases of 2.6% and .4% , respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, human resources, administrative, and corporate staff, travel, communications, business promotions, marketing, and various facility costs for the Company's Global Development Centers. Selling, general and administrative expenses for the year ended December 31, 1997 increased to $23.5 million, or 18.9% of total revenues, from $19.3 million, or 20.9% of total revenues. The $4.2 million increase in selling, general, and administrative costs was attributable primarily to facility expansion at the Company's Global Development Centers of $1.0 million, fixed price reserves of $.8 million, Company wide communication costs of $.4 million, compensation and benefits $.4 million, marketing costs of $.3 million, start-up costs of $.3 million and $1.1 million for other office and personnel expenses necessary to support the increasing activity levels.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenues. Total consolidated revenues increased to $92.3 million in 1996 from $90.3 million in 1995. The primary cause of this growth was an increase in TeamSourcing revenues, which offset a decline in IntelliSourcing revenues. The Company believes that actions taken in 1995 and 1996 in response to the DOL consent decree adversely affected revenue growth in the last quarter of 1995 and in 1996.

     IntelliSourcing Revenues. IntelliSourcing revenues in 1996 decreased to $33.3 million, or 36.0% of total revenues, from $36.8 million, or 40.7% of total revenues in 1995, despite an increase in the number of IntelliSourcing customers. The number of the Company's IntelliSourcing customers increased to five in 1996 from two in 1995, but the Company recorded minimal revenues from these new engagements as they commenced in the fourth quarter of 1996. Approximately $1.9 million of the $3.5 million decrease in the Company's IntelliSourcing revenues was attributable to a significant reduction in the funding for a state government project. The remainder of the decrease was the result of the Company increasing the efficiency of services provided under a time-and-materials based contract to its largest customer, which enabled the Company to maintain the customer's applications with fewer employees.

     TeamSourcing Revenues. TeamSourcing revenues in 1996 increased to $59.0 million, or 64.0% of total revenues, from $53.6 million, or 59.3% of total revenues in 1995. The increase in TeamSourcing revenues was primarily attributable to a substantial increase in the scope of services provided to two of the Company's largest customers, including maintenance services and the development of new applications. The increase in TeamSourcing revenues was also the result of an increase in the average billing rates for IT professionals.

     The worldwide billable headcount, as of December 31, 1996 increased to 1,293 compared to 1,136 as of December 31, 1995.

     Cost of Revenues. Consolidated cost of revenues in 1996 decreased to $67.1 million, or 72.6% of revenues, from $70.0 million, or 77.5% of revenues in 1995. The decrease in cost of revenues was primarily attributable to reduced health benefit costs resulting from a self-insurance program the Company instituted in the second half of 1995, and to an increase in the billing rates of certain IT professionals performing IntelliSourcing services for a major customer which occurred in the second half of 1995. To a lesser extent, the decrease in cost of revenues was attributable to the migration of work to the Company's offshore facility in Mumbai, India where the salaries of IT professionals are lower as a percentage of professional service fees. The number of billable IT professionals in India increased to 190 at December 31, 1996, compared to 107 at December 31, 1995. In addition, the Company incurred one-time costs of approximately $0.5 million for the relocation of employees to its Cary, North Carolina Global Development Center in 1995 which did not recur in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 increased to $19.3 million, or 20.9% of revenues, from $13.9 million, or 15.4% of revenues in 1995.

         The $5.4 million increase in selling, general and administrative expenses resulted primarily from $2.1 million in additional personnel cost to strengthen the IntelliSourcing sales and support staff and $0.9 million to develop the Company's proprietary Method2000(R) solution for its Year 2000 compliance service offering, reflecting the Company's focus on increasing revenues from its IntelliSourcing business unit. In addition, the increase in selling, general and administrative expenses was attributable to $1.5 million in additional personnel cost to strengthen the TeamSourcing sales and support staff and $0.9 million increased facilities costs.

         The $3.6 million aggregate personnel cost to build the TeamSourcing and IntelliSourcing sales and support staff consisted primarily of hiring additional sales executives, account executives, recruiting personnel and operational support personnel.

QUARTERLY RESULTS OF OPERATIONS

         Note 11 of the audited financial statements sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 1996 and ended December 31, 1997. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

         The Company's quarterly revenues and results of operations have fluctuated from quarter to quarter in the past and will likely fluctuate in the future. Various factors causing such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for IntelliSourcing engagements; customers' budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally has financed its working capital needs through operations, occasionally supplemented by borrowings under a line of credit with a commercial bank. Both the Mumbai and Chennai expansion programs are expected to be financed from internally generated funds.

         Net cash provided by operating activities was $12.2 million, $5.9 million and $18.1 million for the years ended December 31, 1995, 1996, and 1997, respectively. The decrease in net cash provided by operating activities in 1996 over 1995 was attributable to a $3.75 million increase in accounts receivable due to: a $2.1 million increase in fourth quarter revenue in 1996 over fourth quarter revenue in 1995, which resulted in an increase in accounts receivable at year end due to the normal delay in receiving payment on revenue billed; $1.3 million in deferred revenue recorded in 1996; and a one-time $600,000 receivable which arose out of the Company moving to a self-funded health insurance program. The increase in cash provided by operating activities in 1997 over 1996 was primarily attributable to a $4.6 million increase in net income, an improvement of $3.8 million from a reduction in the days sales outstanding in accounts receivable, and a $6.7 million increase in accrued payroll, operating costs, and taxes, partially offset by a $3.5 million increase in advanced billings.

         Net cash used in investing activities was $3.3 million, $2.1 million and $8.7 million for the years ended December 31, 1995, 1996 and 1997, respectively. Cash used in investing activities in 1995 included $2.7 million to establish the Company's Cary, North Carolina Global Development Center. Cash used in investing activities in 1996 included $0.9 million for the relocation of the Company's worldwide headquarters, $0.5 million invested in recruiting and training software, and $0.5 million for facility upgrades and equipment for the Mumbai, India Global Development Center. Cash used in investing activities in 1997 of $8.7 million included $7.0 million for the India acquisition, and $1.7 million for computer equipment, software, and facility improvements at the Company's Global Development Centers.

         Net cash used in financing activities was $0.3 million and $5.0 million in 1995 and 1996 respectively. Net cash provided by financing activities in 1997 was $16.5 million. Net cash used in financing activities in 1995 reflects net payments on the bank's line of credit. Net cash used in financing activities in 1996 reflects a dividend paid to the Company's shareholders. In 1997 the company received $34.6 million in net proceeds from the initial public offering. The net proceeds were offset by pre-IPO shareholder distributions of $18.1 million related to undistributed S corporation taxable income through August 12, 1997.

         The Company has a line of credit with NBD Bank which provides for borrowings up to $25.0 million. The line of credit matures on August 31, 1998. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At December 31, 1997, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established by the bank at the time of borrowing.

         In addition to the bank line of credit, the Company has a $10.0 million facility with NBD Bank to finance acquisitions which terminates on August 31, 1998. The Company has not borrowed any amounts under this facility. The Company intends to extend both the $25 million and $10 million line of credit before the expiration date.

         The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

YEAR 2000 DATE CONVERSION

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

The Company has developed a plan and implemented initiatives to replace existing network systems, computers, and financial systems with year 2000 compliant computers and software. Management anticipates that these initiatives will be completed before December 31, 1998 with no effect on customers or disruption to business operations.

Cost of addressing year 2000 issues are reflected in the current year financial budgets and are not anticipated to have a material adverse impact on the Company's financial position or results of operations.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for fiscal year beginning after December 15, 1997. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new accounting standard is not expected to have a material impact of the Company's financial statements. The Company has adopted this standard on January 1, 1998 as required.

         Statement of Financial Accounting standards No. 131, Disclosure about Segments of an Enterprise and related Information, is effective for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operation segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. This new accounting standard is not expected to have a material impact of the Company's financial statements. The Company will adopt this standard on for fiscal 1998 as required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 37 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 18, 1998 (the "Proxy Statement"), and under the caption "Certain Information Regarding Nominees" in such section of the Proxy Statement is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:


              NAME                  AGE                       POSITION
              ----                  ---                       --------
Bharat Desai................         45     President, Chief Executive Officer
                                            and Director
Neerja Sethi................         42     Vice President, Corporate Affairs
                                            and Director
John Andary.................         48     Chief Financial Officer and
                                            Treasurer
Ken Kenjale.................         47     Chief Technology Officer
Daniel M. Moore.............         43     General Counsel, Secretary and
                                            Vice President, Benefits and
                                            Policy Administration
Bill McCarthy...............         43     Vice President, Sales and
                                            Marketing Management
Jay Clark...................         34     Vice President, Global
                                            Infrastructure and Career
                                            Administration
Venkat Mallya...............         36     Assistant Vice President,
                                            TeamSourcing
Tim Webb....................         36     Vice President, Enterprise
                                            Solutions
------------------------------------------------------------------------------

         Bharat Desai is a co-founder of the Company and has served as its President, Chief Executive Officer and Director since its formation in 1980.

         Neerja Sethi is a co-founder of the Company and has served as a Vice President, Corporate Affairs and Director since its formation in 1980 and as Secretary and Treasurer from 1980 to March 1996. Ms. Sethi is the spouse of Mr. Desai.

         John Andary has served the Company as Chief Financial Officer since August 1994 and as Treasurer since March 1996. From October 1992 to April 1994, Mr. Andary was a General Manager of Automatic Data Processing and from May 1987 to October 1992 he was one of its Division Controllers.

         Ken Kenjale has served the Company as Chief Technology Officer since July 1995. From April 1988 to July 1995, Mr. Kenjale served in various positions with the Company.

         Daniel M. Moore has served the Company as General Counsel and Secretary since March 1996, and Vice President, Benefits and Policy Administration since July 1997. From June 1996 to June 1997, Mr. Moore served as the Company's Acting Vice President, Human Resources. From June 1992 to March 1996, Mr. Moore served as Vice President and Senior Corporate Counsel with Comerica Incorporated, and he was Vice President and Managing Commercial Counsel with Manufacturers National Corporation prior to its merger with Comerica Incorporated.

         William T. McCarthy has served the Company as Vice President, Sales & Marketing since December, 1997. From April, 1990 to December, 1997, Mr. McCarthy served as Managing Director of Andersen Consulting's Americas Business Integration Program headquartered in Chicago. From April, 1976 to March, 1990, Mr. McCarthy served with IBM in a variety of executive sales, marketing, and support roles in all the major industries.

         Jay Clark has served the Company as Vice President, Global Infrastructure and Career Administration since July 1997. From August 1994 to July 1997, Mr. Clark served as Assistant Vice President, Outsourcing Solutions of the Company. From January 1985 to August 1994, Mr. Clark served in various positions at EDS.

         Venkat Mallya has served the Company as Assistant Vice President, TeamSourcing of the Company since February 1997. From June 1992 through February 1997, Mr. Mallya served in various positions with the Company, most recently as a Branch Manager and a Director, Sales. From 1990 to 1992, Mr. Mallya served as Group Marketing Manager for Onward Technology Group.


         Tim Webb has served the Company as Vice President, Enterprise Solutions since February, 1998. From June, 1995 to January, 1998, Mr. Webb served as Regional Vice President and Senior Practice Director with Oracle Corporation's Consulting Services Division. From July, 1983 to May, 1995, Mr. Webb served in a variety of executive roles with Andersen Consulting.

         The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the section entitled "Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Syntel India, the Company's Indian Subsidiary, was owned prior to the Company's initial public offering in August 1997 by Mr. Desai and Ms. Sethi, the President and CEO and Vice President, Corporate Affairs of the Company, respectively. Prior to the offering, the Company engaged Syntel India as a subcontractor to perform offshore software development projects. During 1997 and until completion of the public offering, the Company purchased $4,602,000 of services from Syntel India. Prior to the offering, the Company entered into an agreement to purchase all of the shares of Syntel India from Mr. Desai and Ms. Sethi for $7.0 million in cash. The $7.0 million purchase price was based on a valuation performed by independent chartered accountants in India pursuant to guidelines established by the Reserve Bank of India for acquisitions of Indian corporations. The purchase price was paid from a portion of the net proceeds of the public offering. This acquisition was closed upon consummation of the offering.

Also in connection with the initial public offering, the Company, Mr. Desai, Ms. Sethi and the Company's other shareholders entered into a mutual indemnification agreement relating to income tax liabilities of the Company and the shareholders in connection with the termination of the Company's S corporation status in August 1997. The agreement provides that the shareholders, severally (according to their relative percentage ownership of the Common Stock of the Company) and not jointly, will indemnify the Company against any unpaid income tax liability of the Company attributable to the period prior to the termination of the Company's S corporation status. The agreement also provides that the Company will indemnify the shareholders against any income tax liability they may incur as a result of a final adjustment the taxable income of the Company for any period ending after the termination date of the Company's S corporation status which results in a decrease for any period in the Company's taxable income and a corresponding increase in the taxable income of the shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 37 of this Report, which is incorporated herein by reference.

         The following exhibits are filed as part of this Report. Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.                   Description


         3.1 Restated Articles of Incorporation of the Registrant filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         3.2 Bylaws of the Registrant filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.1 Credit Authorization Agreement, dated September 13, 1996, between the Registrant and NBD Bank filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.2 Letter Agreement between the Registrant and NBD Bank dated March 11, 1997 amending Credit Authorization Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.3 Letter Agreement between the Registrant and NBD Bank dated March 25, 1997 amending Credit Authorization Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.4 Form of Stock Purchase Agreement between the Registrant and the stockholders of Syntel Software Private Limited, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.5 Lease, dated August 22, 1996, between WRC Properties, Inc. and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.6 Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank of North Carolina, NA., as Trustee for the Public Employees Retirement System of Ohio, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.7 Lease Agreement, dated June 7, 1995, between the Registrant and Office Court Development Ltd. Co., a New Mexico General Partnership, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.8 Indentures of Lease entered into between the President of India and Syntel Software Pvt. Ltd. on the dates and for the square footage indicated below for the Mumbia Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference:

                                    October 11, 1993; 7825 sq. ft.
                                    January 18, 1993; 3,443 sq. ft.
                                    November 2, 1992; 3,443 sq. ft.
                                    October 11, 1993; 5,502 sq. ft.

         10.9 Rental Agreement, dated February 24, 1997, between Syntel Software Pvt. Ltd. and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.10** Agreement for Software Programming Services, dated as of December 31, 1997, between the Registrant and American Home Assurance Company.

         10.11 PeopleNet Supplier Contract, effective as of April 1, 1996, between the Registrant and Geometric Results, Incorporated (d/b/a "PeopleNet"), filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.12* 1997 Stock Option and Incentive Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13* Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.14* Employment Agreement, dated June 5, 1997, between the Registrant and Bharat Desai, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.15* Employment Agreement, dated June 5, 1997, between the Registrant and Neerja Sethi, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.16 Form of S Corporation Revocation, Tax Allocation and Indemnification Agreement (the "Agreement") between the Registrant and the shareholders of the Registrant on the date of the Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule.

         99.1 Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

         (b)  No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1997.

** Portions of this document have been redacted pursuant to the Company's request to the Secretary of the Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNTEL, INC.

                                            By:  /s/Bharat Desai
                                                 ---------------
                                                 Bharat Desai
Dated:  March 23, 1998                           President
                                                 and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                          Date


/s/Bharat Desai            President and Chief Executive Officer March 23, 1998
-------------------        (Principal Executive Officer)
Bharat Desai


/s/John Andary             Chief Financial Officer               March 23, 1998
--------------------       (Principal Financial and
John Andary                    and Accounting Officer)



/s/Neerja Sethi            Director and Vice President,          March 23, 1998
--------------------         Corporate Affairs
Neerja Sethi


/s/Paritosh K. Choksi      Director                              March 23, 1998
--------------------
Paritosh K. Choksi


/s/Douglas VanHouweling    Director                              March 23, 1998
----------------------
Douglas Van Houweling


/s/GEORGE R. MRKONIC       Director                              March 23, 1998
--------------------
George R. Mrkonic

SYNTEL, INC.
CONTENTS


                                                                       PAGES


Report of Independent Accountants.......................................F-2



Consolidated Financial Statements:

     Consolidated Statements of Income..................................F-3

     Consolidated Balance Sheets........................................F-4

     Consolidated Statements of Shareholders' Equity....................F-5

     Consolidated Statements of Cash Flows..............................F-6

     Notes to Consolidated Financial Statements......................F-7-F-17

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Syntel, Inc.:

We have audited the accompanying consolidated balance sheets of Syntel, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntel, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Detroit, Michigan
February 18, 1998

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1997, 1996 and 1995
(in thousands, except per share data)




                                                                                       1997                1996                1995
Revenues                                                                            $124,338            $ 92,330            $ 90,326
Cost of revenues                                                                      87,584              67,083              70,014
                                                                                    --------            --------            --------

      Gross profit                                                                    36,754              25,247              20,312

Selling, general and administrative expenses                                          23,547              19,271              13,909
                                                                                    --------            --------            --------

      Income from operations                                                          13,207               5,976               6,403

Other income, net, principally investment income                                         730                 149                 188
                                                                                    --------            --------            --------

      Income before income taxes                                                      13,937               6,125               6,591

Provision for income taxes                                                             3,517                 350                 436
                                                                                    --------            --------            --------

      Net income                                                                    $ 10,420            $  5,775            $  6,155
                                                                                    ========            ========            ========

Pro forma income data (unaudited):
    Income before income taxes                                                      $ 13,937            $  6,125            $  6,591
    Pro forma income tax expense*                                                      3,741               1,746               2,170
                                                                                    --------            --------            --------

    Pro forma net income                                                            $ 10,196            $  4,379            $  4,421
                                                                                    ========            ========            ========

    Pro forma net income per share:
      Basic earnings per share                                                      $   0.41            $   0.18            $   0.18
                                                                                    ========            ========            ========

      Diluted earnings per share                                                    $   0.39            $   0.17            $   0.17
                                                                                    ========            ========            ========


*Presentation of income tax expense as if the Company was a C-corporation during the years presented.

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(in thousands)



                                             ASSETS                                                         1997               1996

 Current assets:
    Cash and cash equivalents                                                                            $ 32,945           $  7,332
    Accounts receivable                                                                                    20,644             20,642
    Advance billings and other current assets                                                               6,897                715
                                                                                                         --------           --------

      Total current assets                                                                                 60,486             28,689

Property and equipment                                                                                      9,299              7,551
    Less accumulated depreciation                                                                           5,060              3,248
                                                                                                         --------           --------

      Property and equipment, net                                                                           4,239              4,303

Deferred income taxes, noncurrent                                                                             507                  -
                                                                                                         --------           --------

                                                                                                         $ 65,232           $ 32,992
                                                                                                         ========           ========

                                          LIABILITIES

Current liabilities:
    Accrued payroll and related costs                                                                    $ 10,388           $  8,020
    Accounts payable and other accrued liabilities                                                          7,382              3,541
    Dividends/distribution payable                                                                            300             14,000
    Income taxes payable                                                                                    1,365                  -
    Deferred revenue                                                                                        5,705              1,286
                                                                                                         --------           --------

      Total current liabilities                                                                            25,140             26,847

Income taxes payable                                                                                          507                  -
                                                                                                         --------           --------

      Total liabilities                                                                                    25,647             26,847

                                     SHAREHOLDERS' EQUITY

Commonstock, no par value per share, 40 million shares authorized, 25.45 million shares issued and outstanding at December 31, 1997; 22 million shares
      issued and outstanding at December 31, 1996 after stock split                                             1                  1
Additional paid-in capital                                                                                 34,659                  -
Retained earnings                                                                                           5,174              6,144
Cumulative foreign currency translation adjustment                                                           (249)                 -
                                                                                                         --------           --------

      Total shareholders' equity                                                                           39,585              6,145
                                                                                                         --------           --------

                                                                                                         $ 65,232           $ 32,992
                                                                                                         ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY for the years ended December 31, 1997, 1996 and 1995
(in thousands)



                                                                                                         CUMULATIVE
                                                        --------------------                              FOREIGN
                                                            COMMON STOCK        ADDITIONAL                CURRENCY
                                                        --------------------     PAID-IN      RETAINED   TRANSLATION   SHAREHOLDERS'
                                                         SHARES*     AMOUNT      CAPITAL      EARNINGS    ADJUSTMENT      EQUITY
                                                        --------    --------  ------------   ----------  -------------  -----------

Balance, January 1, 1995                                 22,000     $      1                   $  6,214                    $  6,215

Net income                                                                                        6,155                       6,155
                                                       --------     --------     --------      --------      --------      --------

Balance, December 31, 1995                               22,000            1                     12,369                      12,370

Net income                                                                                        5,775                       5,775

Dividends declared, paid $5,000 in
      1996 and $7,000 in 1997                                                                   (12,000)                    (12,000)
                                                       --------     --------     --------      --------      --------      --------

Balance, December 31, 1996                               22,000            1                      6,144                       6,145

Net income                                                                                       10,420                      10,420

Dividends declared (previously
      undistributed S-Corporation earnings)                                                     (11,400)                    (11,400)

Termination of S-Corporation tax status                                          $  1,525        (1,525)

Shares issued in initial public
      offering                                            3,450                    34,627                                    34,627

Compensation expense related to
      stock options                                                                    38                                        38

Acquisition of Syntel India (Note 3)                                               (1,531)        1,531

Translation adjustments                                                                               4      $   (249)         (245)
                                                       --------     --------     --------      --------      --------      --------

Balance, December 31, 1997                               25,450     $      1     $ 34,659      $  5,174      $   (249)     $ 39,585
                                                       ========     ========     ========      ========      ========      ========


*Gives effect to the 22 million-for-one stock split declared in 1997.

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997, 1996 and 1995
(in thousands)


                                                                                                1997           1996           1995

 Cash flows from operating activities:
    Net income                                                                               $ 10,420       $  5,775       $  6,155
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                              1,812          1,442          1,075
      Deferred income taxes                                                                      (507)
      Compensation expense related to stock options                                                38

      Changes in assets and liabilities:
         Accounts receivable                                                                       (2)        (3,913)         3,429
         Advance billings and other assets                                                     (6,182)           (20)           710
         Accounts payable and accrued liabilities                                               7,837          1,370            632
         Deferred revenue                                                                       4,419          1,277             35
                                                                                             --------       --------       --------

      Net cash provided by operating activities                                                17,835          5,931         12,036

Cash flows used in investing activities:
    Property and equipment expenditures                                                        (1,749)        (2,138)        (3,320)
    Acquisition of Syntel India                                                                (7,000)
                                                                                             --------       --------       --------

      Net cash used in investing activities                                                    (8,749)        (2,138)        (3,320)
                                                                                             --------       --------       --------

Cash flows from financing activities:
    Net payments on bank line of credit                                                                                        (340)
    Net proceeds from issuance of stock                                                        34,627
    Dividend/distribution payments                                                            (18,100)        (5,000)
                                                                                             --------       --------       --------

      Net cash provided by (used in) financing activities                                      16,527         (5,000)          (340)
                                                                                             --------       --------       --------


                                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                                           25,613         (1,207)         8,376

Cash and cash equivalents, beginning of year                                                    7,332          8,539            163
                                                                                             --------       --------       --------

Cash and cash equivalents, end of year                                                       $ 32,945       $  7,332       $  8,539
                                                                                             ========       ========       ========

Cash paid during the year for income taxes                                                   $  3,411       $    723
                                                                                             ========       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS:

Syntel, Inc. and Subsidiaries (the "Company") provides information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, transportation, retail and information/communication industries, as well as to government entities through two separate delivery teams, IntelliSourcing and TeamSourcing.

Through IntelliSourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most IntelliSourcing engagements, the Company assumes responsibility for the management of customer development and support functions. IntelliSourcing engagements are generally supported by multi year contracts. As a percentage of total revenues, IntelliSourcing revenues grew from 36 percent in 1996 to 51 percent in 1997.

Through TeamSourcing, the Company provides professional information technology services directly to the customer. TeamSourcing contracts are generally terminable by the customer without penalty.

During the years ended December 31, 1997, 1996 and 1995, there were sales to two customers that exceeded 10 percent of total revenues. The largest customer was the same for 1997, 1996 and 1995, while the second largest customer was different in 1997 than in 1996 and 1995. Sales to these customers approximated:
1997, $38,560,000 (31.1 percent) and $14,828,000 (11.9 percent); 1996,
$30,980,000 (33.6 percent) and $10,757,000 (11.7 percent); 1995, $34,084,000
(37.7 percent) and $12,455,000 (13.8 percent). At December 31, 1997 and 1996, approximately 36 and 30 percent of accounts receivable, net were from these two customers, respectively.



2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES:

a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel Singapore Ptd., Ltd., ("Syntel Singapore"), a Singapore limited liability company, and Syntel ("Syntel U. K."), a United Kingdom unlimited liability company. All significant intercompany balances and transactions have been eliminated.

b. REVENUE RECOGNITION: The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred.

   Revenue from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost at completion. The cumulative impact of any revision in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

c. CASH AND CASH EQUIVALENTS: For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally bonds and notes with maturity dates of less than 90 days.

d. WARRANTY COSTS: The Company provides limited warranties on certain of its Year 2000 compliance contracts. A provision for warranty costs is made at the time contract services are performed. At December 31, 1997, the warranty accrual aggregated $818,000.

e. FINANCIAL INSTRUMENTS: The carrying amount of cash equivalents, trade receivables and trade payables approximate fair value because of the short-term nature of these instruments.

f. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

   Upon sale or retirement, the cost of assets and related accumulated depreciation is eliminated from the respective accounts, and the resulting gain or loss is included in operations.

g. INCOME TAXES: Prior to August 12, 1997, the Company elected to operate as an S-corporation under the Internal Revenue Code. An S-corporation is not subject to income taxes at the corporate level (with exceptions under certain state income tax laws). As part of the initial public offering, the Company terminated its S-corporation status, and effective August 12, 1997, became subject to federal and state income taxes on its earnings.

   With the termination of the S-corporation status, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in an income tax obligation of $1.8 million, to be paid in four equal annual installments. The obligation includes $.7 million resulting from the tax effect of temporary differences between financial statement and tax reporting carrying amounts which was recognized as a deferred tax asset.

h. PRO FORMA NET INCOME: To reflect the Company's pro forma net income the provision for income taxes has been adjusted as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates applicable to such periods. The resulting apparent tax rate is less than the federal statutory tax rate due principally to the tax exempt status of the income generated by Syntel India.

i. ESTIMATES: Use of estimates, as determined by management, are required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from estimates.

j. FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign operations utilize the functional currency of the country in which business is conducted. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average - period exchange rates. Assets and liabilities are translated to U. S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of shareholders' equity.

k. PER SHARE DATA: The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share", for the year ended December 31, 1997. The pro forma earnings per share for the years 1996 and 1995 have been restated to comply with these standards.

   Basic earnings per share is calculated by dividing pro forma net income by the average number of shares outstanding during the applicable period.

   The Company had stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing pro forma net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

   The following table sets forth the computation of pro forma earnings per share:

                                                                      1997                      1996                  1995
                                                           ----------------------    -----------------------  -------------------
                                                                         EARNINGS                  EARNINGS              EARNINGS
                                                                           PER                        PER                  PER
                                                            SHARES        SHARE       SHARES         SHARE     SHARES     SHARE
                                                           --------     ---------    --------     ----------  --------  ---------
                                                                           (in thousands, except per share earnings)

Basic earnings per share                                   25,175        $  0.41     25,000        $ 0.18     25,000    $0.18
Net dilutive effect of stock options
     outstanding                                              117
Shares assumed outstanding due to
     excess distributions in 1997                             763                     1,245                    1,145
                                                           ------        -------     ------        ------     ------    -----

     Diluted earnings per share                            26,055        $  0.39     26,245        $ 0.17     26,145    $0.17
                                                           ======        =======     ======        ======     ======    =====


l. RECLASSIFICATIONS: Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.



3. INITIAL PUBLIC OFFERING BUSINESS COMBINATION:

   In August 1997, the Company completed an initial public offering of 3,450,000 shares of common stock at a price of $11.00 per share. After underwriting discounts and other issuance costs, net proceeds to the Company were approximately $34.6 million.

   Prior to the initial public offering, the Company agreed to acquire 100 percent ownership of Syntel India for $7 million in cash. The purchase price was paid from available cash after the initial public offering. The acquisition, which was a merger of interests under common control, is being accounted for on the carryover basis of accounting similar to pooling of interests with the historical financial statements of the Company restated to include Syntel India. The portion of the purchase price in excess of the carrying value of the net assets acquired at August 12, 1997, or $1.5 million was accounted for as a reduction of additional paid in capital.

   A reconciliation of the period between January 1, 1997 and August 12, 1997 and the previously reported years ended December 31, 1996 and 1995, revenue and net income is as follows:



                                                                           JAN 1, 1997 -
                                                                           AUG 12, 1997             1996                     1995
                                                                           -------------         ----------               ----------
                                                                                             (in thousands)

Revenue                                                                    $ 70,929                $ 92,237                $ 90,326
Syntel India revenue                                                          4,668                   4,159                   2,520
Intercompany revenue elimination                                             (4,602)                 (4,066)                 (2,520)
                                                                           --------                --------                --------

     Total revenue                                                         $ 70,995                $ 92,330                $ 90,326
                                                                           ========                ========                ========

Net income                                                                 $  4,561                $  4,171                $  5,237
Syntel India net income                                                       2,240                   1,604                     918
                                                                           --------                --------                --------

     Total net income                                                      $  6,801                $  5,775                $  6,155
                                                                           ========                ========                ========


4. PROPERTY AND EQUIPMENT:

   Cost of property and equipment at December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                                                             1997        1996
  Computer equipment and software                                                          $  5,432    $  4,084
  Furniture and equipment                                                                     3,482       3,167
  Leasehold improvements                                                                        385         300
                                                                                           ---------   ---------

                                                                                              9,299       7,551
  Accumulated depreciation                                                                    5,060       3,248
                                                                                           ---------   ---------

                                                                                           $  4,239    $  4,303
                                                                                           =========   =========


5. LINE OF CREDIT:

   The Company has a line-of-credit arrangement with a bank which will expire August 31, 1998, which provides for borrowings up to $25,000,000. Interest is computed on the basis of the Company's option at (i) the Eurodollar rate plus the applicable Eurodollar margin, (ii) the bank's prime rate or (iii) a negotiated rate, as defined. The Company also has an additional line of credit with the same bank which will expire August 31, 1998 which provides for borrowings up to $10,000,000 to finance acquisitions.



6. LEASES:

   The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum payments under noncancelable leases as of December 31, 1997 are as follows (in thousands):

   1,998                                                              $  1,825
   1,999                                                                 1,112
   2,000                                                                   789
   2,001                                                                   490
   2,002                                                                    18
                                                                      --------
                                                                       $ 4,234
                                                                      ========

Total rent expense charged to operations amounted to approximately $1,678, $1,352 and $1,219 for the years ended December 31, 1997, 1996 and 1995, respectively.

7. INCOME TAXES:

Income before income taxes for U. S. and foreign operations was as follows (in thousands):

                                                                                     1997         1996       1995
       U. S.                                                                      $   9,663    $  4,492    $  5,665
       Foreign                                                                        4,274       1,633         926
                                                                                  ---------    --------    --------

                                                                                  $  13,937    $  6,125    $  6,591
                                                                                  =========    ========    ========


   The provision for income taxes is as follows:

                                                                                       1997       1996       1995
       Currently payable
         Federal                                                                     $  3,839        321        408
         State and local                                                                  474         29          8
         Foreign                                                                            2    $     -          -
                                                                                     --------    -------    -------

            Total currently payable provision for income taxes                          4,313        350        436

       Deferred:
         Federal                                                                         (708)         -          -
         State and local                                                                  (88)         -          -
         Foreign                                                                            -          -          -
                                                                                     --------    -------    -------

            Total deferred                                                               (796)         -          -
                                                                                     --------    -------    -------

            Total provision                                                          $  3,517    $   350        436
                                                                                     ========    =======    =======


Upon termination of the S-Corporation election, as described in Note 2, current and deferred income taxes of $1.8 million and ($.7) million, respectively, were recognized. Accordingly, the above provision for income taxes includes a $1.1 million nonrecurring expense resulting from the termination of the S-Corporation election. In accordance with the Internal Revenue Code, the Company will defer the payment of 75 percent of the total tax obligation of $1.8 million over the next three years.

The components of the net deferred tax asset are as follows (in thousands):



                                                                                        1997        1996
  Deferred tax assets, accrued expenses                                               $   1,574          -
  Deferred tax liabilities, property and equipment                                         (26)          -
                                                                                      ----------  --------

       Net deferred tax asset                                                         $   1,548          -
                                                                                      ==========  ========



Balance sheet classification of net deferred tax asset is summarized as follows (in thousands):


                                                                                      1997        1996
  Deferred tax asset, current                                                       $  1,041           -
  Deferred tax asset, noncurrent                                                         507           -
                                                                                    --------    --------

                                                                                    $  1,548           -
                                                                                    =========   ========

Under the Indian Income Tax Act of 1961 (the "Act"), virtually all of Syntel India's income is exempt from Indian Income Tax as profits attributable to export operations. Under the Act, there are certain alternative minimum tax provisions which impose tax on net profits at a rate of approximately 35 percent. These provisions are not currently applicable due to the tax holiday expiring in March 2000 for the Mumbai operation and in March 2002 for the Chennai operation.

The Company has not recorded deferred income taxes applicable to undistributed earnings of Syntel India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U. S. federal and state income tax or India "border tax" of 10 percent has been provided thereon. The unrecognized taxes on the undistributed earnings is approximately $3.8 million.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 34 percent to income before income taxes:

                                                                             1997         1996         1995
                                                                                     (in thousands)
  Statutory tax provision                                                  $   4,739    $   2,083    $   2,241
  State taxes, net of federal benefit                                            655          321          428
  S-Corporation income not subject to federal income taxes                   (1,556)      (1,527)      (1,926)
  Foreign income not subject to tax                                          (1,411)        (527)        (307)
  Termination of S-corporation status                                          1,090           -            -
                                                                           ----------   ----------   ----------

       Total provision for income taxes                                    $   3,517    $     350    $     436
                                                                           ==========   ==========   ==========

8. STOCK OPTION PLAN:

The Company established a stock option plan in 1997 under which 2 million shares of common stock were reserved for issuance. The dates on which granted options are first exercisable is determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed 10 years from the date of grant. Options available to grant under the plan at December 31, 1997 aggregate 919,420 shares.

For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For certain other options granted in 1997, the exercise price equaled the market price on the date of grant, and therefore, no compensation expense was recognized.

The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value of each stock option granted in 1997 been determined consistent with the methodology of SFAS 123, the pro forma impact on the Company's net income and earnings per share would have been immaterial

The following table sets forth changes in options outstanding:

                                                                                                   WEIGHTED
                                                                     NUMBER                         AVERAGE
                                                                    OF SHARES        AMOUNT          PRICE
                                                                   ------------   -------------   ------------
Shares under option:
   Outstanding at beginning of year                                          -               -              -
   Granted
     Price equals fair value                                           503,000    $  4,536,000    $      9.02
     Price less than fair value                                        650,500       4,021,500           6.18
                                                                   -----------     -----------
   Granted                                                           1,153,500       8,557,500           7.42
   Forfeited                                                            72,920         501,120           6.87
                                                                   -----------    ------------    -----------

   Outstanding at end of year                                        1,080,580    $  8,056,380           7.46
                                                                   ===========    ============

   Exercisable at end of year                                          none
                                                                   ===========


The following table sets forth details of options outstanding at December 31, 1997:


                                                       OPTIONS OUTSTANDING
           -------------------------------------------------------------------------------------------------------------
                                                                                              WEIGHTED       WEIGHTED
                 RANGE OF                                                                      AVERAGE        AVERAGE
                 EXERCISE                                                     NUMBER         CONTRACTUAL     EXERCISE
                  PRICES                                                   OUTSTANDING          LIFE           PRICE
           ---------------------                                          ---------------   --------------  ------------
                  $2.00                                                          130,000         9.2        $   2.00
           $   7.00 - $    9.00                                                  915,750         9.7            8.09
           $  11.00 - $   12.00                                                   34,830         9.6           11.09
                                                                          --------------

           $   2.00 - $   12.00                                                1,080,580         9.7            7.46
                                                                          ==============

The Company has also reserved one million shares of common stock for issuance under the Company's employee stock purchase plan. The plan, which has not yet been implemented, provides for employees to purchase pre-established amounts as determined by the Compensation Committee. The price at which employees may purchase common stock will be set by the Compensation Committee at not less than the lesser of 85 percent of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85 percent of the fair market value of the common stock on the last day of the purchase period. The purchase period will generally be one year or less.

9. SEGMENT INFORMATION:

Total revenues, income before income taxes and identifiable assets by geographic location were as follows:


                                                                            1997          1996         1995
                                                                                    (in thousands)
  Revenues:
    United States operations                                             $   124,157    $  92,237    $  90,326
    Foreign operations                                                         9,379        4,159        2,520
    Intercompany revenue elimination                                         (9,198)      (4,066)      (2,520)
                                                                         -----------    ---------    ---------

       Total revenue                                                         124,338       92,330       90,326

  Income before income taxes:
    United States operations                                             $     9,663    $   4,492    $   5,665
    Foreign operations                                                         4,274        1,633          926
                                                                         -----------    ---------    ---------

       Total income before income taxes                                       13,937        6,125        6,591

  Assets at December 31:
    United States operations                                             $    58,574    $  29,649    $  27,878
    Foreign operations                                                         6,658        3,343        1,692
                                                                         -----------    ---------    ---------

       Total assets                                                      $    65,232    $  32,992    $  29,570
                                                                         ===========    =========    =========


10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected financial data by calendar quarter were as follows:

                                                          FIRST      SECOND      THIRD      FOURTH       FULL
                                                         QUARTER    QUARTER     QUARTER     QUARTER      YEAR
                                                        ----------  ---------   ---------  ----------  ----------
                                                                             (in thousands)
    1997:
      Revenues                                          $  26,294   $ 29,031    $ 33,596   $  35,417   $ 124,338
      Cost of revenues                                     18,892     20,849      23,681      24,162      87,584
                                                        ---------   --------    --------   ---------   ---------

           Gross profit                                     7,402      8,182       9,915      11,255      36,754

      Selling, general and administrative
           expenses                                         5,395      5,752       6,276       6,124      23,547
                                                        ---------   --------    --------   ---------   ---------

           Income from operations                           2,007      2,430       3,639       5,131      13,207

      Other income, net                                       121        102         299         208         730
                                                        ---------   --------    --------   ---------   ---------

           Income before income taxes                       2,128      2,532       3,938       5,339      13,937

      Pro forma income taxes                                  541        629       1,030       1,541       3,741
                                                        ---------   --------    --------   ---------   ---------

        Pro forma Net income                            $   1,587   $  1,903    $  2,908   $   3,798   $  10,196
                                                        =========   ========    ========   =========   =========

      Pro forma earnings per share, diluted             $    0.06   $   0.07    $   0.11   $    0.15   $    0.39
                                                        =========   ========    ========   =========   =========

      Weighted average shares outstanding, diluted         25,820     26,245      25,992      25,737      26,055
                                                        =========   ========    ========   =========   =========

    1996:
      Revenues                                          $  21,862   $ 22,697    $ 23,482   $  24,289   $  92,330
      Cost of revenues                                     16,200     16,396      17,048      17,439      67,083
                                                        ---------   --------    --------   ---------   ---------

        Gross profit                                        5,662      6,301       6,434       6,850      25,247

      Selling, general and administrative
           expenses                                         4,266      4,840       5,019       5,146      19,271
                                                        ---------   --------    --------   ---------   ---------

        Income from operations                              1,396      1,461       1,415       1,704       5,976

      Other income (expense), net                             138         86          39       (114)         149
                                                        ---------   --------    --------   ---------   ---------

        Income before income taxes                          1,534      1,547       1,454       1,590       6,125

      Pro forma income taxes                                  452        446         353         495       1,746
                                                        ---------   --------    --------   ---------   ---------

        Pro forma Net income                            $   1,082   $  1,101    $  1,101   $   1,095   $   4,379
                                                        ==========  =========   =========  ==========  ==========

      Pro forma earnings per share, diluted             $    0.04   $   0.04    $   0.04   $    0.04   $    0.17
                                                        =========   ========    ========   =========   =========

      Weighted average shares outstanding, diluted         26,245     26,245      26,245      26,245      26,245
                                                        =========   ========    ========   =========   =========


Exhibit No.                   Description


         3.1 Restated Articles of Incorporation of the Registrant filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         3.2 Bylaws of the Registrant filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.1 Credit Authorization Agreement, dated September 13, 1996, between the Registrant and NBD Bank filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.2 Letter Agreement between the Registrant and NBD Bank dated March 11, 1997 amending Credit Authorization Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.3 Letter Agreement between the Registrant and NBD Bank dated March 25, 1997 amending Credit Authorization Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.4 Form of Stock Purchase Agreement between the Registrant and the stockholders of Syntel Software Private Limited, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.5 Lease, dated August 22, 1996, between WRC Properties, Inc. and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.6 Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank of North Carolina, NA., as Trustee for the Public Employees Retirement System of Ohio, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.7 Lease Agreement, dated June 7, 1995, between the Registrant and Office Court Development Ltd. Co., a New Mexico General Partnership, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.8 Indentures of Lease entered into between the President of India and Syntel Software Pvt. Ltd. on the dates and for the square footage indicated below for the Mumbia Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference:

                                    October 11, 1993; 7825 sq. ft.
                                    January 18, 1993; 3,443 sq. ft.
                                    November 2, 1992; 3,443 sq. ft.
                                    October 11, 1993; 5,502 sq. ft.

         10.9 Rental Agreement, dated February 24, 1997, between Syntel Software Pvt. Ltd. and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.10** Agreement for Software Programming Services, dated as of December 31, 1997, between the Registrant and American Home Assurance Company.

         10.11 PeopleNet Supplier Contract, effective as of April 1, 1996, between the Registrant and Geometric Results, Incorporated (d/b/a "PeopleNet"), filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.12* 1997 Stock Option and Incentive Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13* Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.14* Employment Agreement, dated June 5, 1997, between the Registrant and Bharat Desai, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.15* Employment Agreement, dated June 5, 1997, between the Registrant and Neerja Sethi, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.16 Form of S Corporation Revocation, Tax Allocation and Indemnification Agreement (the "Agreement") between the Registrant and the shareholders of the Registrant on the date of the Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule.

         99.1 Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

                            (b) No report on Form 8-K was filed during the
                                fourth quarter of the year ended December 31, 1997.

** Portions of this document have been redacted pursuant to the Company's request to the Secretary of the Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.