Form 10-Q
period 1998-03-31
SYNTEL INC
filed 1998-05-15
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1998  or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from _____________ to ______________

Commission file number    0-22903
                          -------
                                  Syntel, Inc.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

               Michigan                                          38-2312018
-----------------------------------------                    -----------------
    (State or Other Jurisdiction of                            (IRS Employer
    Incorporation or Organization)                           Identification No.)


  2800 Livernois Road, Suite 400, Troy, Michigan                      48083
------------------------------------------------------             ----------
     (Address of Principal Executive Offices)                      (Zip Code)

                                 (248) 619-2800
                    --------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
    --------             --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,180,981 shares issued and outstanding as of May 11, 1998.

                                  SYNTEL, INC.

                                      INDEX

                                                                          Page
Part I  Financial Information                                             ----

         Item 1   Financial Statements                                       3
         Item 2   Management's Discussion and Analysis of                    8
                     Financial Condition and Results of Operation

Part II  Other Information                                                  10

Signatures                                                                  11

Index to Exhibits                                                           12

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   3 MONTHS
                                                                ENDED MARCH 31
                                                            --------------------
                                                              1998         1997
                                                              ----         ----
Revenues                                                    $41,592      $26,294
Cost of revenues                                             27,047       18,892
                                                            -------      -------
Gross profit                                                 14,545        7,402
Selling, general and administrative expenses                  6,093        5,395
                                                            -------      -------

Income from operations                                        8,452        2,007

Other income, principally interest                              398          121
                                                            -------      -------

      Income before income taxes                              8,850        2,128

Income taxes                                                  2,814           12
                                                            -------      -------

      Net income                                            $ 6,036      $ 2,116
                                                            =======      =======

1997 PRO FORMA INFORMATION:

      Income before income taxes                                         $ 2,128
      Pro forma income taxes**                                               541
                                                                         -------
      Pro forma net income                                               $ 1,587
                                                                         =======

EARNINGS PER SHARE (1)
      Basic                                                 $  0.16      $  0.04 *
      Diluted                                               $  0.15      $  0.04 *

      Weighted average common shares
      outstanding - diluted                                  39,269       38,730



      (1) Gives effect to a 3:2 stock split effective April 22, 1998.

      * - Pro forma EPS as if the company had been taxed as a C corporation for the period presented.

      ** - Represents the income taxes, as if the company had been a C corporation for the period presented.

      The accompanying notes are an integral part of the consolidated financial statements.

                         SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                           MARCH 31,        DECEMBER 31,
                                                             1998              1997
                                                             ----              ----

                                   ASSETS

Current assets:
  Cash and cash equivalents                                 $31,714            $32,945
  Accounts receivable, net                                   30,654             20,644
  Advanced billings and other current assets                  9,768              6,897
                                                            -------            -------
     Total current assets                                    72,136             60,486

Property and equipment                                        9,708              9,299
  Less accumulated depreciation                               5,495              5,060
                                                            -------            -------
     Property and equipment, net                              4,213              4,239
                                                            -------            -------
Deferred income taxes, noncurrent                               668                507
                                                            -------            -------
                                                            $77,017            $65,232
                                                            =======            =======

                                LIABILITIES

Current liabilities:
  Accrued payroll and related costs                         $10,214            $10,388
  Other current liabilities                                  11,953              9,047
  Deferred revenue                                            8,562              5,705
                                                            -------            -------
     Total current liabilities                               30,729             25,140

Income taxes payable                                            668                507
                                                            -------            -------
     Total liabilities                                       31,397             25,647

                            SHAREHOLDERS' EQUITY

Total shareholders' equity                                   45,620             39,585
                                                            -------            -------
Total liabilities and shareholders' equity                  $77,017            $65,232
                                                            =======            =======

The accompanying notes are an integral part of the Consolidated Financial Statements

                         SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31
                                                                                   ----------------------------
                                                                                     1998                 1997
                                                                                     ----                 ----
Cash flows from operating activities:
      Net income                                                                   $  6,036             $ 2,116
                                                                                   --------             -------

      Adjustments to reconcile net income to net cash
              used in operating activities:
           Depreciation                                                                 435                 454
           Deferred income taxes                                                       (161)                  0
           Compensation expense related to
              stock options                                                              11                   0
           Changes in assets and liabilities:
                Accounts receivable, net                                            (10,010)               (673)
                Advance billing and other assets                                     (2,871)             (3,554)
                Accrued payroll and other liabilities                                 2,893              (3,077)
                Deferred revenues                                                     2,857               3,441
                                                                                   --------             -------

           Net cash used in operating activities                                       (810)             (1,293)

Cash flows used in investing activities,
           property and equipment expenditures                                         (409)               (632)

Effect of foreign currency exchange rate changes on cash                                (12)                 (3)
                                                                                   --------             -------

Net decrease in cash and cash equivalents                                            (1,231)             (1,928)

Cash and cash equivalents, beginning of period                                     $ 32,945             $ 7,332
                                                                                   ========             =======

Cash and cash equivalents, end of period                                           $ 31,714             $ 5,404
                                                                                   ========             =======

The accompanying notes are an integral part of the consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of March 31, 1998, the results of its operations for the three months ended March 31, 1998 and March 31, 1997, and cash flows for the three months ended March 31, 1998 and March 31, 1997. The year end condensed balance sheet as of December 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10K for the year ended December 31, 1997.

    Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.  PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

    The condensed consolidated financial statements include all the accounts of the company and its wholly owned subsidiaries; Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel (Singapore) Pte. Ltd. ("Syntel Singapore"), a Singapore limited liability company, and Syntel Europe Ltd. ("Syntel U.K."), a United Kingdom limited liability company. All intercompany accounts and transactions have been eliminated.

3.  CASH EQUIVALENTS

    For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally bonds and notes with maturity dates of less than ninety days.

4.  COMPREHENSIVE INCOME

    The Company adopted Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", as of January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three months ended March 31, 1998 and March 31, 1997 was as follows (in thousands):


                                                              Three Months Ended March 31
                                                              ---------------------------
                                                                  1998          1997
                                                                  ----          ----
        Net Income                                              $6,036        $2,116

        Other comprehensive income
               Foreign currency translation adjustments            (10)       $   (0)
                                                                ------        ------

        Total  comprehensive income                             $6,026        $2,116
                                                                ======        ======

5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting standards No. 128 "Earnings per Share", effective December 31, 1997. The pro forma earnings per share for the quarter ended March 31, 1997 have been restated to comply with these standards.

Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period.

The company had stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

Additionally, the Company effected a 3:2 stock split effective April 22, 1998.

The following table sets forth the computation of earnings per share. Per share earnings for the first quarter of 1997 reflect pro forma net income. Outstanding shares have been restated to reflect the 3:2 stock split for all periods presented.

                                                 1st Quarter 1998         1st Quarter 1997
                                                 ----------------         ----------------
                                                         Earnings                 Earnings
                                                           per                      per
                                               Shares     share          Shares    share
                                               ------     -----          ------    -----
                                                (in thousands, except per share earnings)

   Basic earnings per share                  38,175    $  0.16           37,500   $ 0.04
   Net dilutive effect of stock options
     outstanding                              1,094
   Shares assumed outstanding due to
     excess distributions in 1997                                         1,230
                                             ------    -------           ------   ------
   Diluted earnings per share                39,269    $  0.15           38,730   $ 0.04
                                             ======    =======           ======   ======

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its IntelliSourcing and TeamSourcing business units. Total revenues increased to $41.6 million for the three month period ended March 31, 1998; representing an increase of 58% over revenues of $26.3 million for the three months ended March 31, 1997. The revenue growth was primarily attributable to growth in existing engagements, 25 new IntelliSourcing engagements, the acquisition of the consulting base from Waypointe Information Technologies Inc., and increased average bill rates. Worldwide billable headcount, including personnel employed by Syntel India, as of March 31, 1998 increased to 1,782 compared to 1,346 as of March 31, 1997.


Cost of Revenues. Cost of revenues consist of salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation for consultants in both the United States and offshore. Costs of revenues were $27.0 million for the three months ended March 31, 1998, representing 65.0% of revenues, compared to $18.9 million or 71.8% of revenues for the period ended March 31, 1997. The decrease in cost of revenues as a percentage of revenues was attributable primarily to increased billing rates in both IntelliSourcing and TeamSourcing, as well as a continued migration of the business mix to higher margin IntelliSourcing engagements, contributing approximately 7% and 4%, respectively, to the decrease in costs as a percentage of revenues. This was partially offset by increased compensation and benefits of approximately 4% as well as increased rates for outside consulting, trainee and other direct costs.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the company's Global Development Centers. Selling, general, and administrative costs for the three months ended March 31, 1998 were $6.1 million, or 14.6% of total revenues, compared to $5.4 million, or 20.5% of total revenues for the three months ended March 31, 1997. The $0.7 million increase in selling, general, and administrative expenses was primarily the result of increased professional, facility, communication, and office expenses necessary to support the revenue growth. It is anticipated that Selling, General and Administrative costs will increase from first quarter levels due to additional investments in facilities and personnel.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. Both the Mumbai and Chennai expansion programs, which are expected to be completed in the next three months, are being financed from internally generated funds from Syntel India's operations.

Net cash used in operating activities was $0.8 million for the first three months of 1998 and $1.3 million for the first three months of 1997. The $0.8 million used by operating activities in 1998 was attributable to a $10.0 million increase in accounts receivable due to a $6.2 million increase in 1998 first quarter revenues over 1997 fourth quarter revenues and a seven day increase in days-sales-outstanding due to a short delay in receipt of payment from a large customer. The increase in accounts receivable was offset by net income of $6.0 million and an increase in accrued liabilities of $2.9 million.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 1998 and $.06 million for the three months ended March 31, 1997. Cash used for investing activities for the three months ended March 31, 1998 consisted primarily of license fees for a new integrated accounting and Human Resources software system. Cash used for investing activities for the three months ended March 31, 1997 included $0.6 million for computers, software, and facility upgrades.

The company has a line of credit with NBD Bank, which provides for borrowings of up to $25 million. The line of credit matures on August 31, 1998. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At March 31, 1998, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing.

In addition to the bank line of credit, the Company has a $10.0 million facility with NBD Bank to finance acquisitions which expires on August 31, 1998. The Company has not borrowed any amounts under this facility.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

YEAR 2000 DATE CONVERSION

The Company has developed a plan and implemented initiatives to replace existing network systems, computers, and financial systems with year 2000 compliant computers and software. Management anticipates these initiatives will be completed before December 31, 1998 with no effect on customers or disruption to business operations.

The cost of addressing year 2000 issues are reflected in the current year financial forecasts and are not anticipated to have a material adverse impact on the Company's financial position.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Syntel, Inc. (the "Corporation") is currently not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description

27                    Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Syntel, Inc.
                                                  ---------------------
                                                   (Registrant)


Date          May 11, 1998                      By  /s/ Bharat Desai
      -----------------------                     ---------------------
                                                   Bharat Desai, President and
                                                   Chief Executive Officer


Date          May 11, 1998                      By  /s/ John Andary
      -----------------------                     ---------------------
                                                   John Andary, Chief Financial Officer
                                                   (principal financial and chief accounting officer)

                                  EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit No.           Description                                       Page
--------------------------------------------------------------------------------
27                    Financial Data Schedule                             13