Form 10-Q
period 1998-06-30
SYNTEL INC
filed 1998-08-12
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998  or
                               ------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission file number 0-22903
                      --------

                                Syntel, Inc.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Michigan                                             38-2312018
 -----------------------------                         ----------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)

2800 Livernois Road, Suite 400, Troy, Michigan                        48083
-------------------------------------------------                    -------
    (Address of Principal Executive Offices)                        (Zip Code)


                                 (248) 619-2800
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X             No
     --------             ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,187,750 shares issued and outstanding as of July 31, 1998.

                                  SYNTEL, INC.

                                      INDEX

                                                                  Page
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

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                            3 MONTHS                        6 MONTHS
                                         ENDED JUNE 30                   ENDED JUNE 30
                                   ---------------------------     ---------------------------
                                      1998           1997             1998           1997
                                      ----           ----             ----           ----
Revenues                             $ 43,214        $ 29,031         $ 84,806       $ 55,325
Cost of revenues                       27,096          20,849           54,143         39,741
                                   -----------    ------------     ------------   ------------
Gross profit                           16,118           8,182           30,663         15,584

Selling, general and administrative
expenses                                6,931           5,752           13,024         11,147
                                   -----------    ------------     ------------   ------------
Income from operations                  9,187           2,430           17,639          4,437

Other income, principally interest        425             102              823            223
                                   -----------    ------------     ------------   ------------
    Income before income taxes          9,612           2,532           18,462          4,660

Income taxes                            2,891             127            5,705            139
                                   -----------    ------------     ------------   ------------

    Net income                        $ 6,721         $ 2,405         $ 12,757        $ 4,521
                                   ===========    ============     ============   ============

1997 PRO FORMA INFORMATION:

    Income before income taxes                        $ 2,532                         $ 4,660
    Pro forma income taxes**                              629                           1,170
                                                  -----------                     -----------
    Pro forma net income                              $ 1,903                         $ 3,490
                                                  ===========                     ===========

EARNINGS PER SHARE (1)
    Basic                             $  0.18          $ 0.05 *       $   0.33        $  0.09 *
    Diluted                           $  0.17          $ 0.05 *       $   0.32        $  0.09 *

    Weighted average common shares
    outstanding - diluted              39,517          39,368           39,393         39,049
                                   ===========    ============     ============   ============


    (1) Gives effect to a 3:2 stock split effective April 22, 1998.

    * - Pro forma EPS as if the company had been taxed as a C corporation for the period presented.

    ** - Represents the income taxes, as if the company had been a C corporation for the periods presented.

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                           JUNE 30,         DECEMBER 31,
                                                            1998               1997
                                                            -----              ----

                          ASSETS
Current assets:
    Cash and cash equivalents                                $ 43,634           $ 32,945
    Accounts receivable, net                                   27,775             20,644
    Advanced billings and other current assets                 11,699              6,897
                                                        --------------     --------------

         Total current assets                                  83,108             60,486

Property and equipment                                         11,328              9,299
    Less accumulated depreciation                               5,872              5,060
                                                        --------------     --------------

         Property and equipment, net                            5,456              4,239

Deferred income taxes, noncurrent                                 698                507
                                                        --------------     --------------

                                                             $ 89,262           $ 65,232
                                                        ==============     ==============

                        LIABILITIES

Current liabilities:
    Accrued payroll and related costs                        $ 12,470           $ 10,388
    Other current liabilities                                  11,818              9,047
    Deferred revenue                                           12,746              5,705
                                                        --------------     --------------

         Total current liabilities                             37,034             25,140

Income taxes payable                                                -                507
                                                        --------------     --------------
         Total liabilities                                     37,034             25,647

                   SHAREHOLDERS' EQUITY

Total shareholders' equity                                     52,228             39,585
                                                        --------------     --------------

Total liabilities and shareholders' equity                   $ 89,262           $ 65,232
                                                        ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             SIX MONTHS
                                                            ENDED JUNE 30
                                                   --------------------------------
                                                        1998             1997
                                                        ----             ----
Cash flows from operating activities:
     Net income                                          $ 12,757          $ 4,521
                                                   ---------------  ---------------

     Adjustments to reconcile net income to net
           cash used in operating activities:
        Depreciation                                          812              944
        Deferred income taxes                                (191)               0
        Compensation expense related to
           stock options                                       24               11
        Changes in assets and liabilities:
           Accounts receivable, net                        (7,131)             136
           Advanced billings and other assets              (4,802)          (4,276)
           Accrued payroll and other liabilities            4,346           (1,041)
           Deferred revenues                                7,041            2,468
                                                   ---------------  ---------------

        Net cash generated from operating
           activities                                      12,856            2,763

Cash flows used in investing activities:
        Property and equipment expenditures                (2,029)          (1,002)

Cash flows from financing activities:
        Net proceeds from issuance of stock                    30                0
        Dividend/distribution payments                          0           (7,000)
                                                   ---------------  ---------------

        Net cash provided by (used in) financing
           activities                                          30           (7,000)

Effect of foreign currency exchange rate changes
           on cash                                           (168)              14
                                                   ---------------  ---------------

Net increase (decrease) in cash and cash
           equivalents                                     10,689           (5,225)

Cash and cash equivalents, beginning of period           $ 32,945          $ 7,332
                                                   ===============  ===============

Cash and cash equivalents, end of period                 $ 43,634          $ 2,107
                                                   ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                        SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of June 30, 1998, the results of its operations for the three month and six month periods ended June 30, 1998 and June 30, 1997, and cash flows for the six months ended June 30, 1998 and June 30, 1997. The year end condensed balance sheet as of December 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10K for the year ended December 31, 1997.

 Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

4.  COMPREHENSIVE INCOME

The Company adopted Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", as of January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three and six month periods ended June 30, 1998 was as follows (in thousands):


                              Three Months Ended June 30        Six Months Ended June 30
                              --------------------------        ------------------------
                                  1998           1997                1998         1997
                                  ----           ----                ----         ----
     Net Income                   $6,721        $2,405              $12,757      $4,521

     Other comprehensive income
     Foreign currency translation
     adjustments                  $ (156)       $   17              $  (168)     $   14
                                   -----         -----               ------       -----

     Total  comprehensive income  $6,565        $2,422              $12,589      $4,535

5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting standards No. 128 "Earnings per Share", effective December 31, 1997. The pro forma earnings per share for the three and six month periods ended June 30, 1997 have been restated to comply with these standards.

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

The following table sets forth the computation of earnings per share. Per share earnings for the three month and six month periods ended June 30, 1997 reflect pro forma net income. Outstanding shares have been restated to reflect the 3:2 stock split for all periods presented.


                                                                           Three Months Ended
                                                                 June 30, 1998       June 30, 1997
                                                                 -------------       -------------
                                                                          Earnings               Earnings
                                                                            per                    per
                                                              Shares       share     Shares       share
                                                              ------       -----     ------       -----
                                                              (in thousands, except per share earnings)
Basic earnings per share                                      38,186      $   0.18   37,500      $   0.05
Net dilutive effect of stock options
    outstanding                                                1,331
Shares assumed outstanding due to
    excess distributions in 1997                                                      1,868
                                                              ------      -----      ------      -----
Diluted earnings per share                                    39,517      $   0.17   39,368      $   0.05

                                                                            Six Months Ended
                                                                 June 30, 1998             June 30, 1997
                                                                 -------------             -------------
                                                                         Earnings               Earnings
                                                                           per                     per
                                                              Shares      share     Shares       share
                                                              ------      -----     ------       -----
                                                               (in thousands, except per share earnings)

Basic earnings per share                                      38,180      $0.33      37,500       $0.09
Net dilutive effect of stock options
    outstanding                                                1,213
Shares assumed outstanding due to
    excess distributions in 1997                                                      1,549
                                                              ------      -----      ------       -----
Diluted earnings per share                                    39,393      $0.32      39,049       $0.09

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its IntelliSourcing and TeamSourcing business units. Revenues increased 48.9% to $43.2 million in the second quarter of 1998 from $29.0 million in the second quarter of 1997. Revenues for the first six months of 1998 increased 53.3% to $84.8 million from $55.3 million for the first six months of 1997. The revenue growth for both the three and six month periods ended June 30, 1998 was primarily attributable to growth in existing engagements,the addition of new IntelliSourcing engagements, the acquisition of the consulting base from Waypointe Information Technologies Inc., and increased average bill rates. Worldwide billable headcount, including personnel employed by Syntel India, as of June 30, 1998 increased to 1,836 compared to 1,484 as of June 30, 1997.


Cost of Revenues. Cost of revenues consist of salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation for consultants in both the United States and offshore. Costs of revenues were $27.1 million for the three months ended June 30, 1998, representing 62.7% of revenues, compared to $20.8 million or 71.8% of revenues for the three month period ended June 30, 1997. Costs of revenues for the first six months of 1998 were $54.1 million , representing 63.8% of revenues, compared to $39.7 million or 71.8% of revenues for the six month period ended June 30, 1997. The decrease in cost of revenues as a percentage of revenues was attributable primarily to increased billing rates in both IntelliSourcing and TeamSourcing, as well as a continued migration of the business mix to higher margin IntelliSourcing engagements for both the three month period and the six month period ending June 30, 1998. During the second quarter of 1998 the increased billing rates and the business migration to IntelliSourcing engagements contributed approximately 7% and 6%, respectively, to the decrease in costs as a percentage of revenues, and contributed approximately 7% and 5% for the six month period ending June 30, 1998, respectively. This was partially offset by increased compensation, benefits, and other direct costs of approximately 4% for both the three month and six month periods ending June 30, 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the company's Global Development Centers. Selling, general, and administrative costs for the three months ended June 30, 1998 were $6.9 million, or 16.0% of total revenues, compared to $5.8 million, or 19.8% of revenues for the three months ended June 30, 1997. Selling, general , and administrative costs for the six month period ended June 30, 1998 were $13.0 million, or 15.4% of revenues, compared to $11.1 million, or 20.1% of revenues for the period ended June 30, 1997. The $1.1 million increase in selling, general, and administrative expenses in the second quarter of 1998 as well as the $1.8 million increase for the six month period ended June 30, 1998, were both primarily the result of additional staffing in sales, business development, recruiting, and administration, as well as other costs necessary to support the revenue growth. It is anticipated that selling, general, and administrative costs will continue to increase from second quarter levels due to additional investments in facilities and personnel.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. The initial investment in the Chennai Global Development Center as well as expansion of the Mumbai Global Development Center, both of which have been essentially completed, have been financed from internally generated funds from Syntel India's operations.

Net cash generated by operating activities was $12.8 million for the first six months of 1998. The $12.8 million increase was attributable primarily to net income for the period of $12.8 million and increases in deferred revenues, accrued payroll and other liabilities, partially offset by increases in accounts receivables, advance billings and other current assets. The increase in accounts receivable at June 30, 1998 as compared to December 31, 1997 was due primarily to a $7.8 million increase in second quarter revenues over 1997 fourth quarter revenues. The increase in advanced billings and other assets is primarily attributable to advanced billings to several new IntelliSourcing clients. The increase in deferred revenues is primarily attributable to the increase in advanced billings as well as an increase in the timing difference between current billings and the revenue recognized for fixed price, fixed deliverable projects for which revenue is recognized on a percentage of completion basis.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 1998, consisting of $1.1 million for facility expansion and improvements at the Chennai and Mumbai Global Development Centers, $.4 million in license fees for a new integrated accounting and Human Resources software system, and $.5 million for hardware.

The company has a line of credit with NBD Bank, which provides for borrowings of up to $25 million. The line of credit expires on August 31, 1998. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At June 30, 1998, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $10.0 million facility with NBD Bank to finance acquisitions which expires on August 31, 1998. The Company has not borrowed any amounts under this facility. The Company expects to renew both lines of credit before the expiration date with no material changes in terms or conditions.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting of shareholders on Monday, May 18, 1998. At the meeting, George R. Mrkonic was elected as a director of the Corporation to serve for a three year term through 2001. The vote of the shareholders with regard to the election of Mr. Mrkonic as a director was 25,063,666 shares FOR and 5,783 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: Paritosh K. Choski, Bharat Desai, Neerja Sethi, and Douglas E. Van Houweling.

The shareholders of the Corporation also approved a proposed amendment to the Corporation's Articles of Incorporation to increase the Corporation's number of authorized shares of common stock from 40,000,000 shares to 100,000,000 shares. With regard to this amendment to the Corporation's Articles of Incorporation the shareholder vote was as follows: 24,870,436 shares FOR, 187,998 shares AGAINST, 10,995 shares ABSTAINED, and -0- shares as BROKER NON-VOTES.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.         Description
-------------------------------

27             Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Syntel, Inc.
                                    -----------------
                                         (Registrant)


Date  August 11, 1998              By   /s/ Bharat Desai
      ---------------                -------------------
                                     Bharat Desai, President and
                                        Chief Executive Officer


Date   August 11, 1998            By    /s/ John Andary
      ----------------               -------------------
                                     John Andary, Chief Financial Officer
                                 (principal financial and chief accounting
                                 officer)

                                 EXHIBIT INDEX


                                                      Sequentially
                                                        Numbered
Exhibit No.        Description                            Page
--------------------------------------------------------------

27                 Financial Data schedule                  13