Form 10-K/A
period 1997-12-31
SYNTEL INC
filed 1998-09-21
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                  AMEND NO. 1

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section, and are incorporated herein by reference. The Financial Statements have been amended to add the auditors signature to the audit opinion, which was inadvertently excluded in the original filing of the Form 10-K, on March 31, 1998.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNTEL, INC.

                                            By:  /s/Bharat Desai
                                                 ---------------
                                                 Bharat Desai
Dated:  September 18, 1998                       President
                                                 and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                          Date

/s/Bharat Desai            President and Chief Executive Officer September 18, 1998
-------------------        (Principal Executive Officer)
Bharat Desai


/s/John Andary             Chief Financial Officer               September 18, 1998
--------------------       (Principal Financial and
John Andary                    and Accounting Officer)



/s/Neerja Sethi            Director and Vice President,          September 18, 1998
--------------------         Corporate Affairs
Neerja Sethi


/s/Paritosh K. Choksi      Director                              September 18, 1998
--------------------
Paritosh K. Choksi


/s/Douglas VanHouweling    Director                              September 18, 1998
----------------------
Douglas Van Houweling


/s/GEORGE R. MRKONIC       Director                              September 18, 1998
--------------------
George R. Mrkonic

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


/s/ Coopers & Lybrand L.L.P.


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
