Form 10-Q
period 1998-09-30
SYNTEL INC
filed 1998-11-16
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1998  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                              ------------  -----------

Commission file number    0-22903
                       ----------

                                  Syntel, Inc.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Michigan                                       38-2312018
        -------------------------------                      -------------------
        (State or Other Jurisdiction of                        (IRS Employer
         Incorporation or Organization)                      Identification No.)

  2800 Livernois Road, Suite 400, Troy, Michigan                    48083
-----------------------------------------------------        -------------------
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

Yes     X       No
   -----------    ------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,193,750 shares issued and outstanding as of November 4, 1998.

                                  SYNTEL, INC.

                                      INDEX

                                                                       Page
                                                                       ----
Part I  Financial Information

        Item 1 Financial Statements                                      3
        Item 2 Management's Discussion and Analysis of                   8
                  Financial Condition and Results of Operation

Part II  Other Information                                               11

Signatures                                                               12

Index to Exhibits                                                        13

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         3 MONTHS                 9 MONTHS
                                                    ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                  --------------------      ---------------------
                                                    1998         1997         1998          1997
                                                  -------      -------      --------      -------
Revenues                                          $43,607      $33,596      $128,413      $88,921
Cost of revenues                                   27,772       23,681        81,915       63,422
                                                  -------      -------      --------      -------
Gross profit                                       15,835        9,915        46,498       25,499
Selling, general and administrative expenses        7,423        6,276        20,447       17,423
                                                  -------      -------      --------      -------

Income from operations                              8,412        3,639        26,051        8,076

Other income, principally interest                    680          299         1,503          522
                                                  -------      -------      --------      -------

     Income before income taxes                     9,092        3,938        27,554        8,598

Income taxes                                        2,638        1,836*        8,343        1,976*
                                                  -------      -------      --------      -------

     Net income                                   $ 6,454      $ 2,102      $ 19,211      $ 6,622
                                                  =======      =======      ========      =======

HISTORICAL EARNINGS PER SHARE (1)
     Basic                                        $  0.17      $  0.06      $   0.50      $  0.18
     Diluted                                      $  0.16      $  0.05      $   0.49      $  0.17

1997 PRO FORMA NET INCOME:
     Income before income taxes                                $ 3,938                    $ 8,598
     Pro forma income taxes***                                   1,030                      2,200
                                                               -------                    -------
     Pro forma net income                                      $ 2,908                    $ 6,398
                                                               =======                    =======

1997 PRO FORMA EARNINGS PER SHARE (1)
     Basic                                                     $  0.08 **                 $  0.17 **
     Diluted                                                   $  0.07 **                 $  0.16 **

     Weighted average common shares
     outstanding - diluted                         39,311       38,988        39,366       39,240
                                                  =======      =======      ========      =======

     (1) Gives effect to a 3:2 stock split effective April 22, 1998.

     * - In connection with the termination of its S corporation status, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one time charge of $1,090 to income taxes.

     ** - Pro forma EPS as if the Company had been taxed as a C corporation for the period presented.

    *** - Represents the income taxes, as if the Company had been a C corporation for the periods presented.

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,           DECEMBER 31,
                                                           1998                    1997
                                                        -------------           ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                          $      55,772           $     32,945
     Accounts receivable, net                                  25,437                 20,644
     Advanced billings and other current assets                11,127                  6,897
                                                        -------------           ------------
          Total current assets                                 92,336                 60,486

Property and equipment                                         12,147                  9,299
     Less accumulated depreciation                              6,397                  5,060
                                                        -------------           ------------
          Property and equipment, net                           5,750                  4,239

Deferred income taxes, noncurrent                                 817                    507
                                                        -------------           ------------
                                                        $      98,903           $     65,232
                                                        =============           ============

                                     LIABILITIES

Current liabilities:
     Accrued payroll and related costs                  $      15,531           $     10,388
     Other current liabilities                                 12,698                  9,047
     Deferred revenue                                          11,927                  5,705
                                                        -------------           ------------
          Total current liabilities                            40,156                 25,140

Income taxes payable                                                -                    507
                                                        -------------           ------------
          Total liabilities                                    40,156                 25,647

                                SHAREHOLDERS' EQUITY

Total shareholders' equity                                     58,747                 39,585
                                                        -------------           ------------
Total liabilities and shareholders' equity              $      98,903           $     65,232
                                                        =============           ============



The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS
                                                                                        ENDED SEPTEMBER 30
                                                                                      -----------------------
                                                                                        1998           1997
                                                                                      --------       --------
Cash flows from operating activities:
      Net income                                                                      $ 19,211       $  6,622
                                                                                      --------       --------

      Adjustments to reconcile net income to net cash from operating activities:
           Depreciation                                                                  1,337          1,426
           Deferred income taxes                                                          (310)             0
           Compensation expense related to
              stock options                                                                 39             22
           Changes in assets and liabilities:
                Accounts receivable, net                                                (4,793)        (3,164)
                Advance billing and other assets                                        (4,230)        (4,612)
                Accrued payroll and other liabilities                                    8,287          3,634
                Deferred revenues                                                        6,222          2,713
                                                                                      --------       --------

           Net cash generated from operating activities                                 25,763          6,641

Cash flows used in investing activities:
           Property and equipment expenditures                                          (2,848)        (1,283)

Cash flows from financing activities:
           Net proceeds from issuance of stock                                              59         34,627
           Dividend/distribution payments                                                    0        (25,000)
                                                                                      --------       --------

           Net cash provided by financing activities                                        59          9,627

Effect of foreign currency exchange rate changes on cash                                  (147)            (8)
                                                                                      --------       --------

Net increase in cash and cash equivalents                                               22,827         14,977

Cash and cash equivalents, beginning of period                                        $ 32,945       $  7,332
                                                                                      ========       ========

Cash and cash equivalents, end of period                                              $ 55,772       $ 22,309
                                                                                      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of September 30, 1998, the results of its operations for the three month and nine month periods ended September 30, 1998 and September 30, 1997, and cash flows for the nine months ended September 30, 1998 and September 30, 1997. The year end condensed balance sheet as of December 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1997.

 Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

4.  COMPREHENSIVE INCOME

The Company adopted Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", as of January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three and nine month periods ended September 30, 1998 and 1997 was as follows (in thousands):

                                              Three Months Ended          Nine Months Ended
                                                 September 30                September 30
                                              -------------------       ----------------------
                                               1998         1997          1998           1997
                                              ------      -------       --------       -------
Net Income                                    $6,454      $ 2,102       $ 19,211       $ 6,622

Other comprehensive income
Foreign currency translation adjustments          18          (25)          (150)          (11)
                                              ------      -------       --------       -------
Total  comprehensive income                   $6,472      $ 2,077       $ 19,061       $ 6,611

5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting standards No. 128 "Earnings per Share", effective December 31, 1997. The pro forma earnings per share for the three and nine month periods ended September 30, 1997 have been restated to comply with these standards.

Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period.

The Company has stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

Additionally, the Company effected a 3:2 stock split effective April 22, 1998.

The following table sets forth the computation of earnings per share. Per share earnings for the three month and nine month periods ended September 30, 1997 reflect pro forma net income. Outstanding shares have been restated to reflect the 3:2 stock split for all periods presented.

                                                       Three Months Ended
                                           September 30, 1998      September 30, 1997
                                          -------------------      ------------------
                                                       Earnings              Earnings
                                                         per                   per
                                           Shares       share    Shares       share
                                           ------       -----    ------       -----
                                            (in thousands, except per share earnings)
Basic earnings per share                  38,193      $   0.17   37,866      $   0.08
Net dilutive effect of stock options
    outstanding                            1,118                    270
Shares assumed outstanding due to
    excess distributions in 1997               -                    852
                                          ------      --------   ------      --------
Diluted earnings per share                39,311      $   0.16   38,988      $   0.07

                                                         Nine Months Ended
                                           September 30, 1998     September 30, 1997
                                          -------------------     -------------------
                                                  Earnings                   Earnings
                                                      per                      per
                                           Shares    share      Shares        share
                                           ------    -----      ------        -----
                                            (in thousands, except per share earnings)
Basic earnings per share                  38,185      $0.50     37,622       $   0.17
Net dilutive effect of stock options
    outstanding                            1,181                    90
Shares assumed outstanding due to
    excess distributions in 1997                                 1,528
                                          ------      -----     ------       --------
Diluted earnings per share                39,366      $0.49     39,240       $   0.16

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its IntelliSourcing and TeamSourcing business units. Revenues increased 29.8% to $43.6 million in the third quarter of 1998 from $33.6 million in the third quarter of 1997. Revenues for the first nine months of 1998 increased 44.4% to $128.4 million from $88.9 million for the first nine months of 1997. The revenue growth for both the three and nine month periods ended September 30, 1998 was primarily attributable to growth in existing engagements, the addition of new IntelliSourcing engagements, the acquisition of the consulting base from Waypointe Information Technologies Inc., and increased average bill rates. Worldwide billable headcount, including personnel employed by Syntel India, as of September 30, 1998 increased to 1,768 compared to 1,593 as of September 30, 1997.


Cost of Revenues. Cost of revenues consist of salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation for consultants in both the United States and offshore. Costs of revenues were $27.8 million for the three months ended September 30, 1998, representing 63.7% of revenues, compared to $23.7 million or 70.5% of revenues for the three month period ended September 30, 1997. Costs of revenues for the first nine months of 1998 were $81.9 million , representing 63.8% of revenues, compared to $63.4 million or 71.3% of revenues for the nine month period ended September 30, 1997. The decrease in cost of revenues as a percentage of revenues for both the three and nine month periods ending September 30, 1998 was attributable primarily to increased billing rates in both IntelliSourcing and TeamSourcing, as well as a continued migration of the business mix to higher margin IntelliSourcing. The impact of the billing rate increases and business mix migration was approximately 6% and 3%, respectively, to the improvement in the direct margin percentage for the three month period ending September 30, 1998, and was approximately 6% and 5%, respectively, for the nine month period ending September 30, 1998. This was partially offset by increased compensation, benefits, and other direct costs of approximately 2% and 3%, respectively, for the three month and nine month periods ending September 30, 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers. Selling, general, and administrative costs for the three months ended September 30, 1998 were $7.4 million, or 17.0% of total revenues, compared to $6.3 million, or 18.7% of revenues for the three months ended September 30, 1997. Selling, general , and administrative costs for the nine month period ended September 30, 1998 were $20.4 million, or 15.9% of revenues, compared to $17.4 million, or 19.6% of revenues for the period ended September 30, 1997. The $1.1 million increase in selling, general, and administrative expenses in the third quarter of 1998 as well as the $3.0 million increase for the nine month period ended September 30, 1998, were both primarily the result of additional staffing in sales, business development, marketing, and administration. It is anticipated that selling, general, and administrative costs will continue to increase as a percentage of revenue from third quarter levels due to investments in personnel.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. The initial investment in the Chennai Global Development Center as well as expansion of the Mumbai Global Development Center, both of which have been essentially completed, have been financed from internally generated funds from Syntel India's operations.

Net cash generated by operating activities was $25.8 million for the first nine months of 1998. The $25.8 million increase was attributable primarily to net income for the period of $19.2 million and increases in deferred revenues, accrued payroll and other liabilities, partially offset by increases in accounts receivables, advance billings and other current assets. The $4.8 million increase in accounts receivable at September 30, 1998 as compared to December 31, 1997 was due primarily to a $8.2 million increase in third quarter revenues over 1997 fourth quarter revenues and a slight improvement in days sales outstanding. The $4.2 million increase in advanced billings and other assets is primarily attributable to advanced billings to several new IntelliSourcing clients and an increase in deferred tax assets. The $8.3 million increase in accrued payroll and other liabilities is primarily attributable to increased compensation obligations and warranty reserves associated with fixed price projects. The $6.2 million increase in deferred revenues is primarily attributable to the increase in advanced billings as well as an increase in the timing difference between current billings and the revenue recognized on fixed price projects for which revenue is recognized on a percentage of completion basis.

Net cash used in investing activities was $2.8 million for the nine months ended September 30, 1998, consisting of $1.7 million for facility expansion and improvements at the Chennai and Mumbai Global Development Centers, $.4 million in license fees for a new integrated accounting and Human Resources software system, and $.7 million for computer hardware.

The Company has a line of credit with NBD Bank, which provides for borrowings of up to $30 million. The line of credit expires on August 31, 1999. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At September 30, 1998, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $15.0 million facility with NBD Bank to finance acquisitions which also expires on August 31, 1999. The Company has not borrowed any amounts under this facility.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

YEAR 2000 READINESS

The Year 2000 issue is the result of date-sensitive devices, systems, and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The company has a Year 2000 project plan designed to identify and assess the risks of non-compliance associated with its information systems, operations, suppliers, and customers; and to develop and implement remediation and contingency plans to mitigate the risks. The Company's Year 2000 project is currently in the identification and assessment phase, with the exception of certain information systems, including financial and human resource systems, which are in the remediation phase. Conversion of these systems is expected to be completed in mid 1999. Assessment of non-IT systems, including PCs, communication equipment, and other computer equipment is expected to be completed by early 1999. While the company is in the early stages of assessing potential third party risks, it is dedicating resources to expedite assessment and remediation of non-IT and third party issues, and does not anticipate delays in any other IT and non-IT projects.

The Company has not yet determined the extent of contingency planning that may be required as this is dependent on completion of ongoing assessments of non-IT systems and third party risks. Costs incurred to date have not been material as replacement of the financial and HR systems were planned based on business needs irrespective of Year 2000 requirements. Based on the status of the assessments made and remediation work completed to date, total remediation costs, consisting primarily of capital costs to remediate and replace non-IT systems, is not expected to materially impact the Company's financial operations. All remediation costs will be funded through operating cash flows.

The Company believes that its greatest potential financial and operational risks are associated with service interruptions from key communications and utilities service providers; however, as the Year 2000 project continues, additional Year 2000 problems may be discovered or the Company may find that the costs of these activities exceed current expectations. In many cases, the Company must rely on assurances from suppliers that new and upgraded information systems as well as key services will be Year 2000 compliant. While the Company plans to validate supplier representations, it cannot be sure that its tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including those with respect to future levels of business for Syntel, Inc. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors set forth in the Company's annual Form 10-K document dated March 30, 1998. Factors that could cause results to differ materially from those set forth above include general trends and developments in the information technology industry, which is subject to rapid technological changes, and the Company's concentration of sales in a relatively small number of large customers, as well as intense competition in the information technology industry, which the Company believes will increase.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description
---------------------------------

27                    Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended September 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Syntel, Inc.
                                            -----------------
                                                 (Registrant)


Date  November 11, 1998                     By   /s/ Bharat Desai
      -----------------                       ----------------------------------
                                              Bharat Desai, President and
                                                     Chief Executive Officer


Date   November 11, 1998                   By  /s/ John Andary
      ------------------                     -----------------------------------
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