Form 10-K
period 1998-12-31
SYNTEL INC
filed 1999-03-31
CIK 1040426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

                           Yes   X          No
                               -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 18, 1999, based on the last sale price of $8.688 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $44,133,675.

     As of March 18, 1999, the Registrant had 38,135,973 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on or about June 2, 1999 are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries in India, the UK, Singapore, Mauritius, and Australia on a consolidated basis.

OVERVIEW

     Syntel is a worldwide provider of professional information technology ("IT") consulting and applications management services to Fortune 1000 companies, as well as to government entities. The Company's service offerings are grouped into two segments, IntelliSourcing(sm) and TeamSourcing(R). IntelliSourcing(sm) consists of outsourcing services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services. TeamSourcing(R) consists of professional IT consulting services. Syntel believes that its service offerings are distinguished by its Global Service Delivery Model, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers,

     Through IntelliSourcing, Syntel provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected application support functions of the customer. Utilizing its developed methodologies, processes and tools, known as IntelliTransfer(sm), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. The Company also provides Year 2000 compliance services to customers using its proprietary Method2000(R) solution. IntelliSourcing accounted for approximately 51% and 62% of revenues, for the years ended December 31, 1997 and 1998, respectively.

     Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 49% and 38% of revenues, for the years ended December 31, 1997 and 1998, respectively.

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

     Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 1998, based on revenues, were American International Group, Inc., Dayton Hudson Corp., Ford Motor Co., Borders Group, Inc., and Daimler-Chrysler Corporation. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value IntelliSourcing services. During recent years the Company has focused on increasing its resources in the development, marketing and sales of its IntelliSourcing services.

     The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network, trains recent college graduates and other recruits and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 1998, Syntel's worldwide billable headcount consisted of 1,581 IT consultants providing professional services to Syntel's customers. The company was incorporated under Michigan law on April 15, 1980.

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

     RECRUITMENT AND RETENTION OF IT PROFESSIONALS. The Company's business of delivering professional IT services is labor intensive, and, accordingly, its success depends upon its ability to attract, develop, motivate, retain and effectively utilize highly-skilled IT professionals. The Company believes that there is a growing shortage of, and significant competition for, IT professionals who possess the technical skills and experience necessary to deliver the Company's services, and that such IT professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, it operates within an industry that experiences a significant rate of annual turnover of IT personnel. The Company's business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. The Company's ability to maintain and renew existing engagements and to obtain new business depends, in large part, on its ability to hire and retain qualified IT professionals. Historically, the Company has performed a significant portion of its employee recruiting in foreign countries, particularly in India. Any perception among the Company's recruits or foreign IT professionals, whether or not well-founded, that the Company's ability to assist them in obtaining permanent residency status in the United States has been diminished could result in increased recruiting and personnel costs or lead to significant employee attrition or both. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified IT professionals or that the Company will be successful in retaining current or future employees. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, results of operations and financial condition.

     GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 1998, approximately 67% of Syntel's U.S. workforce (45% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (the "INS") limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including H-1B visas, that may be issued.

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

     CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 78%, 75% and 70% of revenues for the years ended December 31, 1996, 1997 and 1998, respectively. The Company's largest customer is American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 34%, 31% and 26% of revenues for the years ended December 31, 1996, 1997, and 1998, respectively.

The three largest clients for the years ended December 31, 1996, 1997 and 1998 are as follows:

Syntel's Largest Three Customers
Percent of Total Revenues

                                 1996              1997              1998
                           -----------------  ----------------  ----------------
                           % of                %of              & of
                           Ttl Rev    Rank    Ttl Rev   Rank    Ttl Rev  Rank          Segment
                           -------    ----    -------   ----    -------  ----          -------
American In't Group          34%       1        31%       1       26%       1      Intellisourcing
Dayton Hudson Group           *                 12%       2       14%       2      Intellisourcing
Ford Motor Company           12%       2         9%       3        9%       3      Intellisourcing &
                                                                                        TeamSourcing
Intellisourcing
AT&T                          9%       3         *                  *              Teamsourcing
                           ---------          --------            -----
                             55%                52%               49%

                           *THE CUSTOMER RECEIVED SERVICES BUT WAS NOT ONE OF THE TOP THREE.

     The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customers businesses, any failure by Syntel to meet a customers' expectations could result in cancellation or nonrenewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Most of the Company's contracts are terminable by the customer with limited notice and without penalty. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition.

     EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 1998, the Company had approximately 26% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats most of the earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 10%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

     INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting, enterprise solution and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In applications outsourcing services, the Company competes primarily with Keane, IBM Global Solutions, Andersen Consulting and Computer Sciences Corporation. The Company's principal competitors for Year 2000 compliance engagements include IBM Global Solutions, Cap Gemini, and Keane. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

     ABILITY TO MANAGE GROWTH. The Company's business has experienced rapid growth over the years that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have increased from $45.3 million in 1993 to $168.0 million in 1998, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 1,581 as of December 31, 1998. The Company established a sales office in London, England in 1996, opened a sales and service office in Singapore in May 1997, has expanded its Global Development Center in Mumbai, India and has established a new Global Development Center in Chennai, India. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. The Company has historically derived most of its revenues from professional IT staffing services (TeamSourcing). However, in recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its IntelliSourcing business segment, with increased focus on outsourcing services for ongoing applications management, development, and maintenance, and Year 2000 compliance services. A key factor in the Company's growth strategy is to increase outsourcing service engagements with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to IntelliSourcing for the years ended 1996, 1997 and 1998, as well as the improvement in the Company's direct margins. However, these services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customer's organization, as compared with traditional IT staffing services.

     While the Company has strengthened its experience and strength in marketing, developing and performing such outsourcing services, there can be no assurance that the Company's increased focus on outsourcing services will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

     FIXED-PRICE ENGAGEMENTS. The Company undertakes certain engagements billed on a fixed-price basis, as distinguished from the Company's principal method of billing on a time-and-materials basis. In addition, the Company offers its Year 2000 compliance services on a fixed-price basis in contrast to most other compliance service providers who charge customers on a time-and-materials basis. Furthermore, the Company has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues represented approximately 3%, 12% and 22% of total revenues for the years ended December 31, 1996, 1997, and 1998 respectively.

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

     LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Syntel(R), Consider IT Done(R), Method 2000(R), IntelliSourcing (SM), IntelliTransfer (SM), TeamSourcing(R), MapperQuest (SM), Syntel Y2K Consultant Online (SM), Pilot 2000 (SM), Implement 2000 (SM), and Recover 2000 (SM). The Company has submitted federal trademark applications to register certain names for its service offerings, including the IntelliSourcing and TeamSourcing names. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

     YEAR 2000. The Year 2000 issue is the result of date-sensitive devices, systems, and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as 1900 rather than the year 2000. This could result in system failure or a temporary inability to process transactions or engage in similar normal business operations.

     The Company has a Year 2000 project plan designed to identify and assess the risks of non-compliance associated with its information systems, operations, suppliers, and customers; and to develop and implement remediation and contingency plans to mitigate the risks.

     The Company's remediation project is well underway with a targeted completion date in the early fall of 1999. The plan includes validated assurances from suppliers that year 2000 issues will not impact service levels and validated assurances from key customers that year 2000 issues will not impact their service requirements. However, there are no assurances that validations will be adequate, and if problems are identified, that they will be addressed in a timely and satisfactory manner. The inability of a key supplier to provide adequate services, or the inability of a customer to meet their contractual obligations could result in a material adverse impact on the Company's results of operations and financial condition, as well as business interruptions. The Company believes that it's greatest potential financial and operational risks are associated with service level interruptions from key communications and utilities vendors; however, as the year 2000 project continues, additional problems may be discovered or the Company may find that the cost of remediation exceeds current expectations. In addition, even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans believed to be adequate, and develops all contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

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

     FOCUS ON CUSTOMER SERVICE. The Syntel corporate culture reflects a "customer for life" philosophy which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. For the years ended December 31, 1996, 1997, and 1998, over 90% of the Company's TeamSourcing revenues were from customers for whom the Company provided services during the previous period. At engagement initiation, Syntel's services are typically based on expertise in the software life-cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes, IT applications and industry, Syntel gains a competitive advantage to perform higher-value IT services for that customer.

     PROVEN INTELLECTUAL CAPITAL. Over its 19-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

     FOCUS RESOURCES ON INTELLISOURCING SERVICES. Through IntelliSourcing, the Company markets its higher value applications management services for ongoing applications management, development, maintenance and Year 2000 compliance functions. In recent years, the Company has significantly increased its investment in IntelliSourcing services and realigned its resources to focus on the development, marketing and sales of its IntelliSourcing services, including the hiring of additional salespeople and senior managers, redirecting personnel experienced in the sale of higher value contracts, developing proprietary methodologies, such as Year 2000 offerings and services, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal. As a result, IntelliSourcing revenues have increased from $33.3 million for the year ended December 31, 1996, to $64.0 million for the year ending December 31, 1997, representing a 92% increase; and increased to $103.9 million for the year ended December 31, 1998, representing a 62% increase.

     EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's sales efforts includes a strategy of migrating existing TeamSourcing customers to higher value IntelliSourcing services. Traditionally, the Company has formed strong relationships with customers through its high quality and responsive TeamSourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. These long-term relationships also provide the opportunity for the Company to cross-sell IntelliSourcing services which, in some cases, represent a natural extension of work initially performed under the TeamSourcing engagement. Cross-selling engagements with existing clients generated incremental revenues of $20.5 million for the year ended December 31, 1998. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in Asia, while also continuing its marketing efforts in other parts of the world, particularly the UK.

     ENHANCE PROPRIETARY KNOWLEDGE BASE AND EXPERTISE. The Company believes that its "intellectual capital" of methodologies, practices, tools and technical expertise is an important part of its competitive advantage. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as Internet/intranet applications, client/server applications, object-oriented software, E-commerce, and data warehousing technology. The Company continually develops new methodologies and toolsets building skills in Enterprise Solutions, and acquiring a broad knowledge and expertise in the IT functions of specific industries. Through these efforts, the Company becomes more valuable to the customer, is often able to expand the scope of its work to existing customers, and is able to offer industry-specific expertise.

     ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the

Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (i) employs professional recruiters who recruit qualified professionals throughout the U.S. and in India, Canada, Europe, Singapore, the Philippines, and New Zealand, (ii) trains recent college graduates and other recruits through its four training centers, two of which are located in the U.S. and two of which are located in India, and (iii) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs.

     PURSUE SELECTIVE ACQUISITION OPPORTUNITIES. Given the highly fragmented nature of the IT services market, the Company believes that opportunities exist to expand through the selective acquisitions of IT services firms to either augment its technical expertise, expand geographically, or provide opportunities to cross-sell services. The Company has increased focus on the identification and pursuit of acquisition candidates.

SERVICES

     Syntel provides a broad range of IT services through its IntelliSourcing and TeamSourcing service offerings. Through IntelliSourcing, the Company provides applications management services for ongoing management, development and maintenance of customer applications, including Year 2000 compliance services. Through TeamSourcing, the Company provides professional IT consulting services. The Company believes that its established TeamSourcing customers represent an attractive base from which to grow its IntelliSourcing services and, as such, during the past year has increased the personnel and resources dedicated to the development, marketing and sales of its IntelliSourcing services. TeamSourcing and IntelliSourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 1997 and December 31, 1998, IntelliSourcing accounted for approximately 51% and 62%, respectively, of the Company's revenues and TeamSourcing represented approximately 49% and 38%, respectively, of the Company's revenues.

     INTELLISOURCING(SM)

     Syntel provides higher-value applications management services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services. Over the last two years, the Company has made significant investments in IntelliSourcing, including the hiring of additional sales people and senior managers, redirecting personnel experienced in the sale of higher-value contracts, developing proprietary methodologies, including a package of Year 2000 offerings and services, increasing marketing efforts, and realigning organizational support in the areas of finance, administration, human resources and legal. The Global Service Delivery model is central to Syntel's delivery of IntelliSourcing services. It enables the Company to respond to customers' needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost effective basis to meet timing and resource demands for mission critical applications.

     BUSINESS APPLICATIONS OUTSOURCING. Through IntelliSourcing, Syntel assumes responsibility for and manages selected application support functions of the customer. Rather than being responsible for an entire IT department, including computers, other hardware, networks and all IT functions, IntelliSourcing focuses solely on providing professional services for selected IT applications. IntelliSourcing is fundamentally different than facilities management, which is cost intensive and involves the ownership of hardware. IntelliSourcing is a more flexible alternative to traditional full-scale outsourcing, as it permits the customer to maintain control of its IT resources and establish priorities. IntelliSourcing permits the customer to select the applications best suited to remain managed in-house, while still benefiting from Syntel's expertise and resource availability. The benefits of IntelliSourcing also include reliable maintenance and upkeep of systems on which the business depends, reduced operating costs, availability of IT personnel and access to best practice solutions, while allowing the customer to focus on its core competencies.

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

     YEAR 2000 COMPLIANCE SERVICES. As a component of its IntelliSourcing services, the Company invested substantial resources in developing a package of Year 2000 offerings and services. The Company used its Year 2000 capabilities to expand its role with existing TeamSourcing customers, gain new customers and market its IntelliSourcing services. All of Syntel's Year 2000 service packages are based on Method2000(R), a proprietary ITAA (International Technology Association of America)certified solution developed by Syntel. Method2000(R) is a second generation solution aimed at innovative business processes, methodologies, techniques and tools, and maximizing the use of lower-cost offshore resources.

     The Method2000(R) service packages are: Pilot2000(sm), Implement2000(sm) and Recover2000(sm). The Recover2000 service package enables Syntel to assume responsibility for in-progress Year 2000 compliance projects previously performed by the customer or another IT service provider. Using the Pilot2000 service package, Syntel identifies a small representative portion of the customer's application systems portfolio and executes an entire Year 2000 compliance project on the representative sample. In addition to constituting an effective "proof of concept," this provides specific customer environment knowledge to Syntel. With this specific knowledge, Syntel seeks to offer fixed-price solutions for additional applications beyond the pilot using the offering Implement2000.

     The Company has adapted a strategy of selectively accepting only Year 2000 engagements which provide the potential for an expanded strategic or long term relationship. While this strategy protects and enhances long term revenue potential it has limited the amount of short term Year 2000 revenues. As a result, Year 2000 revenues accounted for only 18% of total revenues for the year ended December 31, 1998.

TEAMSOURCING(R)

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

     In order to continue to enhance its TeamSourcing services expertise, Syntel has enhanced its capabilities in enterprise resource planning ("ERP"), including the implementation of software packages from SAP, Oracle, and Peoplesoft. The Company also enhanced its ERP practice through the acquisition of substantially all of the business interests of Waypointe Information Technologies, Inc. in December, 1997. The Company has also developed expertise in emerging technologies such as Internet/intranet applications, Front-office applications, Data Warehousing technologies, and E-commerce technologies, client/server applications and object-oriented software.

     By focusing on customer satisfaction and the delivery of quality services to TeamSourcing customers, the Company believes it is able to generate opportunities to provide its TeamSourcing customers with higher value application outsourcing services and Year 2000 compliance services. The effectiveness of its TeamSourcing services and its focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. During 1996, Syntel received the Q-1 rating from Ford Motor Company and became a Preferred Supplier to Chrysler Corporation receiving the highest rating in each customer service category. The Q-1 rating from Ford Motor Company and the Preferred Supplier designation from Chrysler Corporation are the highest facility supplier quality ratings awarded by each of these principal customers. During 1997, Ford extended Syntel's Q-1 rating for another year after successful completion of a Q-1 standards audit. During 1998, the Company received ISO 9001 Certification in its Chennai and Mumbai Global Development Centers, and received the "Best Business Partner Award for Excellence in Execution" from the Dayton Hudson Corporation. The Company is also a Microsoft Certified Solution Provider. For the years ended December 31, 1996, 1997, and 1998, over 90% of the Company's TeamSourcing revenues were from customers for whom the Company provided services during the previous period.

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

CUSTOMERS

     Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. During 1998, the Company provided services to over 200 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 1998, include:

FINANCIAL SERVICES                  MANUFACTURING                      RETAIL
------------------                  -------------                      ------
American Int'l Group, Inc.          Boeing                             Dayton Hudson Co
Blue Cross/Blue Shield of GA        Ford Motor Co.                     Safeway, Inc.
Colonial Management                 Daimler-Chrysler Corp.             Mervyn's
CitiBank                            Int'l Business Machines Corp.      Kmart Corp.
CIGNA Corp.                         Unisys Corp.                       Lucky Stores
First Union Corp.                   New Venture Gear                   Borders
Prudential Insurance                Honeywell
American Annuities Group            Hewlett-Packard Corp.
CNA Insurance                       Xerox Corp.
Kemper Insurance                    Westinghouse Electric Corp.
                                    Lucent Technologies
                                    Cummins
                                    Dell Computer

                                    INFORMATION/
TRANSPORTATION                      COMMUNICATIONS                     GOVERNMENT
--------------                      --------------                     ----------

Norfolk Southern Corp.              AT&T Corp.                         New Mexico
Allied Van Lines                    Consolidated Communication         New York
Ryder                                   Directories                    Malta
Yellow Technologies                 Intellisoft                        West Virginia
Northwest Airlines Corp.            MCI                                Illinois
                                    LM Ericsson Telephone Co.
                                    Nortel
                                    Sprint

     For the years ended December 31, 1996, 1997, and 1998, the Company's top ten customers accounted for approximately 78%, 75%, and 70% of the Company's revenues, respectively. American International Group, Inc. and Dayton Hudson Corporation, the Company's largest customers for the years ended December 31, 1997 and December 31, 1998, represented approximately 31% and 12% of the revenue for the year ended December 31, 1997, respectively, and approximately 26% and 14% of revenue for the year ended December 31, 1998, respectively. For the year ended December 31, 1996, American International Group was the Company's largest customer with 34% of the Company's revenues while the Ford Motor Company was the second largest customer with 12% of the Company's revenues.

     AMERICAN INTERNATIONAL GROUP. The Company's largest customer is American Home Assurance Company, and certain other subsidiaries of American International Group, Inc. (collectively, "AIG"). This customer relationship began with the placement of a single IT professional in 1989 and has grown continuously through December 31, 1998. The Company supports AIG systems throughout the U.S. and in selected countries around the world. Both the Company's Cary, North Carolina and Mumbai, India Global Development Centers were initially established to support AIG. As the Company has become more knowledgeable about AIG's personnel, processes, technology and culture, it has had the opportunity to expand the range of its services beyond contract minimums and to play an increasingly valuable role in project management and systems design.

     Currently, the Company provides applications development and maintenance services in support of various AIG subsidiaries through integrated service teams located onsite, offsite, and offshore. Its applications development services focus on providing customized solutions and applications in support of policy underwriting, claims management and financial reporting and encompass both mainframe and client/server environments. During 1998, the Company successfully completed Year 2000 conversion services to AIG on a fixed-price basis. The Company's applications maintenance services focus on enhancing existing business systems, including 24-hour management of data processing functions and a 24 hour customer assistance center. The Company is responsible for complete production support, maintenance and related activities for over 250 applications. Through its long-term relationship with AIG, Syntel has enabled AIG to better control, manage, and plan its IT resource allocation and to simplify management of IT functions while benefiting from Syntel's expertise, practices and resource availability for the cost-efficient execution of their plans and priorities. Syntel has also delivered to AIG 24-hour support, fast turnaround and the capacity to address AIG enterprise needs in other parts of the world. During the first quarter of 1998, the Company signed a contract renewal with AIG to provide IT services through December 31, 2000. AIG may terminate the contract upon six months written notice and payment of an early termination penalty.

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

     Through on-site service delivery at the customer's location, the Company is able to gain comprehensive knowledge concerning the customer's personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Off-site service delivery at the Company's U.S. locations provides the customer with access to the diverse skill base and technical expertise resident at different regional centers, availability of resources, and cost-effective delivery due to the savings in transportation, facilities and relocation costs associated with on-site work. Offshore service delivery at the Company's Indian locations provides the customer with the capacity to receive around the clock attention to applications maintenance and project development for faster turnaround, greater availability of resources, expertise resident in India and more cost-effective delivery than the Company's off-site services.

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

     The Cary, North Carolina Global Development Center, which employs over 260 persons, serves as the hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals. Moreover, due to its proximity to a large number of major universities, the Cary, North Carolina Global Development Center has access to a relatively large talent pool.

     The Mumbai, India Global Development Center, which employed approximately 500 persons as of December 31, 1998, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as a principal recruiting and training center for the Company due to the large resource pool of skilled IT professionals and college graduates. The Mumbai Center, which has been in operation for over five years, was expanded to accommodate a capacity in excess of 700 people. The expansion was completed in the third quarter of 1998.

     During 1998 the Company opened a new training and development center in Chennai, India which provides accommodations for an additional 600 persons. While staffing began in early 1998, the center was essentially completed in the third quarter. As it is only staffed at 23% of capacity, the facility provides Syntel the ability to respond quickly to customer and project staffing needs.

     The Santa Fe, New Mexico Global Development Center, which employs over 30 people, serves as a training and development center.

     During 1997, the Company established wholly owned subsidiaries in London, England and Singapore with a total investment of $0.1 million.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Oakbrook, Illinois; Dallas, Texas; Jacksonville, Florida; San Ramon, California; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Woodbridge, New Jersey; Pittsburgh, Pennsylvania; London, England; and Singapore. The sales staff is integrated, with specialists for TeamSourcing and IntelliSourcing included with each sales team.

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

     The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. A significant amount of TeamSourcing engagements are developed from existing customers. During 1996, 1997 and 1998, over 90% of TeamSourcing revenues were from customers who received services during the prior period.

     Syntel's marketing organization seeks to build awareness of its IntelliSourcing and TeamSourcing (including Enterprise Solutions) brands to help generate sales leads. The Company's current marketing efforts include trade shows/conferences, direct mail, publications, public relations, and print/web advertising targeted to CEOs, CIOs, CFOs of Fortune 500 companies and CIOs of government agencies. In addition, Syntel maintains relationships with key industry analyst groups such as Giga Information Group, Gartner Group, Meta Group and Yankee Group, among others.

HUMAN RESOURCES

     The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 1998 the Company had 2,076 full time employees. Of this total, the U.S. operations employed 1,404 persons, including 1,234 IT professionals; the Indian operation employed 635 persons, including 555 IT professionals; and the Company employed an additional 37 persons in various remote locations, including the U.K. and Singapore. Of the 1,404 persons employed in the U.S. operation 924 held H-1B visas (permitting temporary residency in the U.S.)

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

     RECRUITING. The Company has developed a recruiting methodology and organization which is a core competency. The Company has a recruiting team based in the U.S. which recruits primarily across the U.S., India, Canada, Europe, Singapore, the Philippines and New Zealand. The Company also has an international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Delhi and Banglore, India, to recruit for the Company's needs in India, as well as for the Company's U.S. operations. The Company uses a standardized global selection process that includes interviews and reference checks.

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

     TRAINING. The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable source for qualified IT professionals. Recent college graduates and other recruits selected by the Company participate in Syntel's Technical and Professional Development ("TPD") program which is delivered in both the U.S. and India. The TPD program consists of 8 weeks of training including classroom lectures, hands-on exercises and program development, tests and team projects.

     During 1998 the Company implemented a Project Manager Training program. The objective of the program is to develop certified project managers to ensure consistent and quality delivery of the Company's engagements on a worldwide basis. The 12 to 18 month program consists of lecture style classroom work, computer based training, and on the job apprenticeships. The program trains students on industry "best practices" as well as Syntel specific methods and processes. Program participants must receive certification from the Project Management Institute ("PMI") before receiving Syntel branded certification.

     Syntel also maintains an Internet-based global Computer-Based Training ("CBT") program with over 200 training courses from which Syntel employees can select to enhance and develop their skills. The CBT topics cover the latest Client/Server topics including Object Oriented Programming, local-area and wide-area networking, E-Commerce, various Microsoft products, and Web-based solutions in addition to management and related developmental areas.

     The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program in its Cary, North Carolina, Global Development Center and provides opportunities for cross-training of its professionals in emerging technologies.

     SUPPORT AND RETENTION. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. Traditionally, a significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(K) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, PC purchase plan and an employee referral plan. The Company has a stock option plan which offered stock options to substantially all of its employees under the Stock Option Plan at consummation of its initial public offering in 1997, and initiated a qualified stock purchase program during the fourth quarter of 1998, providing all eligible employees the opportunity to purchase the Company's Common Stock at a discount to fair market value.

COMPETITION

     The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting, enterprise solutions and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In applications outsourcing services, the Company competes primarily with IBM Global Solutions, Keane, Andersen Consulting and Computer Sciences Corporation. The Company's principal competitors for Year 2000 compliance engagements include IBM Global Solutions, Keane, and Cap Gemini.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

              NAME                  AGE                       POSITION
              ----                  ---                       --------
Bharat Desai................         46    Chairman, President, Chief
                                                  Executive Officer and Director
Neerja Sethi................         44    Vice President, Corporate Affairs
                                                  and Director
John Andary.................         49    Chief Financial Officer and
                                                  Treasurer
Ken Kenjale.................         49    Chief Technology Officer
Daniel M. Moore.............         44    Chief Administrative Officer and
                                                  Secretary
Jay Clark...................         36    Vice President, Global
                                                  Applications Management
Rajiv Tandon................         40    Vice President, Global
                                                  Development Services
Marlin Mackey...............         48    Vice President, Global
                                                  Development Services
Anil Kumar..................         38    Vice President, International
                                                  Business and Recruiting

------------------------------------------------------------------------------

     Bharat Desai is a co-founder of the Company and has served as its President, Chief Executive Officer and Director since its formation in 1980. Mr. Desai became Chairman of the Board in February 1999.

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

     Daniel M. Moore has served the Company as Chief Administrative Officer and Secretary since August 1998. Mr. Moore also served as Chairperson of the Company's Executive Committee since July, 1997. From March 1996 through August 1998, Mr. Moore served as General Counsel and Secretary and also served as Vice President, Benefits and Policy Administration from July 1997 through August 1998. From June 1996 to June 1997, Mr. Moore served as the Company's acting Vice President, Human Resources. From June 1992 to March 1996, Mr. Moore served as Vice President and Senior Corporate Counsel with Comerica Incorporated, and he was Vice President and Managing Commercial Counsel with Manufacturers National Corporation prior to its merger with Comerica Incorporated.

     Jay Clark has served the Company as Vice President, Global Applications

Management since August 1998. From July 1997 through August 1998, Mr. Clark served as Vice President, Global Infrastructure and Career Administration. From August 1994 to July 1997, Mr. Clark served as Assistant Vice President, Outsourcing Solutions of the Company. From January 1985 to August 1994, Mr. Clark served in various positions at EDS.

     Rajiv Tandon joined Syntel in January 1992, and has served the Company as Vice President, Global Delivery East & Enterprise Solutions since January, 1999. From April 1998 through January 1999, Mr. Tandon was Assistant Vice President, Global Delivery Services and, from November 1996 through April 1998, Mr. Tandon was Director of Operations for the AIG account. From January 1992 until November 1996, Mr. Tandon served in various other project management positions within the Company.

     Marlin Mackey has served the Company as Vice President, Global Delivery West & Information Services since January 1999. From April 1998 through January 1999, Mr. Mackey was Assistant Vice President, Global Delivery Services and, from November 1995 through April 1998, Mr. Mackey was a Deputy Engagement Manager; both with the Company. From 1991 to November 1995, Mr. Mackey was Project Director for the State of New Mexico's ONGARD project, a multi-million dollar software development project.

     Anil Kumar has served the Company as Vice President, International Business Development and Recruiting since January 1999. From November 1996 through January 1999, Mr. Kumar served as Assistant Vice President of International Business Development. During the period of July 1995 through December 1996, Mr. Kumar served as Vice President of Operations for Waypointe Information Technologies. During the period of January 1994 through June 1995 Mr. Kumar served as Assistant Vice President of Administration for Syntel.

ITEM 2.  PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 24,900 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring on November 30, 2001. The Company's primary training and development center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease which expires March 31, 2004. The Company also leases regional office facilities in Dallas, Texas; San Ramon, California; Oakbrook, Illinois; Minneapolis, Minnesota; Santa Fe, New Mexico; Jacksonville, Florida; Woodbridge, New Jersey; Pittsburgh, Pennsylvania; London, England; and Singapore.

     Syntel leases approximately 33,856 square feet of office space in Mumbai, India, under several leases that have recently been renewed, with expiration dates ranging from April, 2002 to September, 2003. This facility houses IT professionals, as well as its senior management, administrative personnel, human resources and sales and marketing functions. Additionally, Syntel has leased substantially all of an office building in Chennai, India consisting of approximately 33,000 square feet. The lease terms expire May 2003, subject to the Company's option to renew for an additional period of three years.

     The Company believes that these facilities are adequate for its currently anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any material legal proceedings or governmental investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) The Registrant's common stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low bid information per share of the company's common stock as reported on NASDAQ for each full quarterly period in 1998, and for the last quarter and partial quarter of 1997, after the Company's initial public offering. All prices give effect to a 3:2 stock split effective April 22, 1998.

                   1998                        High                     Low
--------------------------------------------------------------------------------
      August 12, 1997 through
      September 30, 1997                       12.167                   8.000
      Fourth Quarter, 1997                     11.083                   5.667
      First Quarter, 1998                      27.333                   9.875
      Second Quarter, 1998                     37.333                  21.375
      Third Quarter, 1998                      31.5000                 11.500
      Fourth Quarter, 1998                     20.625                  10.438

     (b) There were approximately 145 shareholders of record and 6,511 beneficial holders on March 18, 1999.

     (c) During the year ended December 31, 1997, the Company declared a dividend of $11,400,000. The 1997 dividends included distributions to the shareholders of the Company prior to the Company's initial public offering, equal to the Company's undistributed S corporation earnings through the date of termination of the company's S corporation status on August 12, 1997. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA.
SYNTEL, INC. & Subsidiaries
FIVE-YEAR HIGHLIGHTS
(In thousands, except per share amounts)

The following tables set fourth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years. The pro forma weighted average shares outstanding for all periods shown give effect to a 3:2 stock split effective April 22, 1998.


                                                           YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                1994       1995       1996      1997        1998
                                              -------    -------    -------    -------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:
    Revenues...................               $67,340    $90,326    $92,330   $124,338   $167,975
    Cost of revenues...........                55,315     70,014     67,083     87,584    104,971
                                              -------    -------    -------    -------    -------
    Gross profit.... ..........                12,025     20,312     25,247     36,754     63,004
    Selling, general and
      administrative expenses,.                 8,603     13,909     19,271     23,547     28,026
                                              -------    -------    -------    -------    -------
    Income from operations ....                 3,422      6,403      5,976     13,207     34,978
    Other income (expense), net.                  (67)       188        149        730      2,077
                                              -------    -------    -------    -------    -------
    Income before income taxes.                 3,355      6,591      6,125     13,937     37,055
    Income taxes.(1).....                           1        436        350      3,517     12,424
                                              -------    -------    -------    -------    -------
    Net income.................               $ 3,354    $ 6,155    $ 5,775   $ 10,420   $ 24,631
    Net income per share (diluted)            $  0.09    $  0.16    $  0.15   $   0.27   $   0.63
                                              =======    =======    =======    =======    =======

    Pro forma net income.(2)...               $ 2,203    $ 4,421    $ 4,379   $ 10,196
                                              =======    =======    =======    =======    =======
    Pro forma net income
      per share                               $  0.06   $  0.11    $  0.11   $   0.26
                                              =======    =======    =======    =======    =======
    Weighted average shares
       Outstanding (diluted)                                                               39,294
    Pro forma weighted average                                                            =======
      shares outstanding (diluted)             38,768     39,218     39,367     39,083
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

                                                              DECEMBER 31,
                                         ---------------------------------------------------
                                          1994       1995       1996       1997        1998
                                         -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT OTHER DATA)
BALANCE SHEET DATA:
    Working capital .................    $11,999    $15,763    $ 1,842    $35,346    $57,196
    Total assets ....................     22,928     29,140     32,992     65,232    107,808
    Long-term debt ..................       --         --         --         --         --
    Total shareholders' equity ......     13,201     19,209      6,145     39,585     64,147
OTHER DATA:
    Billable headcount in U.S. ......      1,097      1,029      1,103      1,260      1,135
    Billable headcount in India .....         83        107        190        478        413
    Billable headcount at
       other locations ..............       --         --         --            8         33
                                         -------    -------    -------    -------    -------
    Total billable headcount ........      1,180      1,136      1,293      1,746      1,581
                                         =======    =======    =======    =======    =======

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

     The Company's revenues are generated from professional services fees provided through IntelliSourcing and TeamSourcing engagements. The Company has invested significantly in developing its ability to sell and deliver IntelliSourcing services, and has shifted a larger portion of its business to IntelliSourcing engagements which the Company believes have higher gross margin potential. For the years ended December 31, 1997 and 1998, the percentage of revenues generated by IntelliSourcing engagements was 51%,and 62% respectively. On IntelliSourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. While a significant portion of IntelliSourcing engagements have been historically on a time-and-materials basis most IntelliSourcing engagements started during 1997 and 1998 have been on a fixed-price basis. For the years ended December 31, 1997 and 1998, fixed-price revenues comprised 23% and 36% of total IntelliSourcing revenues respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method.

     For the years ended December 31, 1997 and 1998, the percentage of revenues generated by TeamSourcing engagements was 49% and 38%, respectively. On TeamSourcing engagements, Syntel's professional services typically are provided at the customer's site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed.

     The Company's most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its

IT professionals. The Company strives to maintain its gross margin by controlling engagement costs and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India derives substantially all of its revenues from software development services provided to the Company from Mumbai and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S. The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 1998, approximately 67% of Syntel's U.S. workforce (45% of Syntel's worldwide workforce) worked under H-1B temporary work visas in the U.S.

     The Company has made substantial investments in infrastructure in recent years, including: (i) establishing the Company's Global Development Center in Cary, North Carolina to support up to 400 IT professionals; (ii) establishing a dedicated telecommunications link between the Company's United States operations and the Mumbai, India and Chennai, India development centers; (iii) establishing a Global Development Center in Chennai, India; (iv) adding additional space to the Mumbai Global Development Center; (v) relocating the Company's headquarters to larger offices in Troy, Michigan; (vi) increasing IntelliSourcing sales and delivery capabilities through significant expansion of the IntelliSourcing sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (vii) hiring additional experienced senior management; (viii) expanding global recruiting and training capabilities, and replacement of informal systems with highly integrated, Year 2000 compliant, Human Resource and Financial Information Systems.

     Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. For the years ended December 31, 1996, 1997, and 1998, over 90% of the Company's TeamSourcing revenues were from customers for whom the Company provided services during the previous period. These strong relationships also have resulted in the generation of a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 78%, 75% and 70% of revenues for the years ended December 31, 1996, 1997, and 1998. The Company does not believe there is any material collectibility exposure among its top ten customers. American International Group, Inc. and Dayton Hudson Corporation, the Company's largest customers for the years ended December 31 1997 and December 31, 1998, represented approximately 31% and 12% of the revenue for the year ended December 31, 1997, respectively, and approximately 26% and 14% of revenue for the year ended December 31, 1998, respectively. For the year ended December 31, 1996, American International Group was the Company's largest customer with 34% of the Company's revenues while the Ford Motor Company was the second largest customer with 12% of the Company's revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurences within the economy and the specific industries in which these customers operate.

SYNTEL INDIA ACQUISITION

     Before the Company's initial public offering in 1997, Bharat Desai and Neerja Sethi, the Company's Chairman, President, and Chief Executive Officer and the Company's Vice President, Corporate Affairs, respectively, were the sole beneficial shareholders of the Company's Indian subsidiary Syntel Software Private Limited ("Syntel India"). Syntel India provides offshore software development services to the Company. Prior to the offering, the Company entered into an agreement pursuant to which the Company acquired Mr. Desai and Ms. Sethi's combined 100% ownership interest in Syntel India for $7.0 million in cash. The $7.0 million purchase price was based on a valuation performed by independent chartered accountants in India pursuant to guidelines established by the Reserve Bank of India for acquisitions of Indian corporations. The purchase price was paid from a portion of the net proceeds of the initial public offering. This acquisition was closed upon consummation of the offering, and the portion of the purchase price in excess of the carrying value of the net assets acquired ($1.5 million) was accounted for as a reduction in shareholders' equity.

INCOME TAX MATTERS

     Syntel India is eligible for certain favorable tax provisions provided under Indian tax law including: (i) an exemption from payment of corporate income taxes for a period of five consecutive years in the first eight years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software services from India (the "Export Exemption"). The Export Exemption remains available after expiration of the Tax Holiday. The Company presently treats most of the Syntel India earnings as permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company decides to repatriate these earnings, it will incur a "border" tax, currently 10%, under Indian tax law and will be required to pay U.S. corporate income taxes on such earnings.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's total revenues.

                                 PERCENTAGE OF REVENUES
                                  YEAR ENDED DECEMBER 31,
                     -----------------------------------------------
                             1996          1997           1998
                             -----         -----         -----
Revenues...................  100.0%        100.0%        100.0%
Cost of revenues...........   72.6          70.5          62.5
                             -----         -----         -----
Gross profit...............   27.4          29.5          37.5
Selling, general and
  administrative expenses..   20.9          18.9          16.7
                             -----         -----         -----
Income from operations.....    6.5%         10.6%         20.8%

The company manages the sales and delivery of services through two Segments, IntelliSourcing and TeamSourcing. The following table Sets forth selected segment financial data for the periods indicated:
(In thousands, except percentages)

                               1996             1997           1998
                             -------         --------        --------
Revenues
       IntelliSourcing       $ 33,355        $ 64,049        $103,906
       TeamSourcing            58,975          60,289          64,069
                             --------        --------        --------
                               92,330         124,338         167,975
Gross Margin
       IntelliSourcing         11,604          24,038          45,732
       TeamSourcing            13,643          12,716          17,272
                             --------        --------        --------
                               25,247          36,754          63,004
Gross Margin %
       IntelliSourcing           34.8%           37.5%           44.0%
       TeamSourcing              23.1%           21.1%           27.0%
                             --------        --------        --------
                                 27.3%           29.6%           37.5%
SG&A
       IntelliSourcing          9,345          15,440          18,329
       TeamSourcing             9,926           8,107           9,697
                             --------        --------        --------
                               19,271          23,547          28,026
SG&A %
       IntelliSourcing           28.0%           24.1%           17.6%
       TeamSourcing              16.8%           13.4%           15.1%
                             --------        --------        --------
                                 20.9%           18.9%           16.7%
Operating Margin
       IntelliSourcing          2,259           8,598          27,403
       TeamSourcing             3,717           4,609           7,575
                             --------        --------        --------
                                5,976          13,207          34,978
Operating Margin %
       IntelliSourcing            6.8%           13.4%           26.4%
       TeamSourcing               6.3%            7.6%           11.8%
                             --------        --------        --------
                                  6.5%           10.6%           20.8%


COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Total consolidated revenues increased from $124.3 million in 1997 to $168.0 million in 1998, representing a 35% increase. The Company's total revenues were less dependent upon its largest customers in 1998 as compared to 1997. The top two customers accounted for 40% of the total revenues in 1998, down from 43% of total revenues in 1997. Additionally, the top 10 customers accounted for 70% of the revenues in 1998 as compared to 75% in 1997. The worldwide billable headcount decreased to 1,581 as of December 31, 1998 compared to 1,746 as of December 31, 1997. The decreased headcount was due principally to the completion of several development and Y2K projects in IntelliSourcing during the second half of 1998, the ramp down in some TeamSourcing engagements, and efficiency improvements in several fixed price IntelliSourcing engagements.

INTELLISOURCING
REVENUES. IntelliSourcing revenues increased to $103.9 million in 1998, or 62% of total revenues, from $64.0 million, or 51% of total revenues in 1997. The $39.9 million increase was attributable primarily to new engagements, growth in the base, and bill rate increases in several major accounts, contributing approximately $21 million, $10 million, and $9 million, respectively.

COST OF REVENUES. Cost of revenues consist of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. IntelliSourcing cost of revenues decreased to 56.0% of total revenues in 1998, down from 62.5% in 1997. The decrease in cost of revenues as a percent of revenues was attributable primarily to billing rate increases, improved margins on existing engagements, and higher margins on new engagements, each contributing approximately 5.0%, 2.0%, and 1.5%, respectively, partially offset by pay rate increases and benefits of approximately 1.9%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, human resources, administrative and corporate staff, travel, communications, business promotions, marketing, and various facility costs for the Company's Global Development Centers. IntelliSourcing selling, general and administrative expenses for the year ended December 31, 1998 increased to $18.3 million, or 17.6% of total IntelliSourcing revenues, from $15.4 million, or 24.1% of total IntelliSourcing revenues for the year ended December 31, 1997. The $2.9 million increase is due principally to $1.1 million from the transfer of sales and account management professionals from TeamSourcing, compensation increases of $0.7 million, offshore facility expansion of $0.4 million, internal system development of $0.3 million, expanded marketing programs of $0.2 million, and $0.3 million for other programs necessary to support growing activity levels. It is anticipated that IntelliSourcing selling, general, and administrative costs will continue to increase as a percentage of revenue from 1998 levels due to additional investments in sales personnel.

TEAMSOURCING

REVENUES. TeamSourcing revenues increased to $64.1 million in 1998, or 38% of total revenues, from $60.2 million, or 49% of total revenues in 1997. The $3.8 million increase was attributable primarily to increased average billing rates, the acquisition of the IT consulting base from Waypointe Information Technologies in December 1997, and offshore growth in the UK and Singapore, providing $5.7 million, $4.5 million, and $1.9 million to the revenue increase, respectively; partially offset by a $5.3 million revenue decrease due to a reduction in the average number of billable consultants and a $3.1 million decrease due to the conversion of TeamSourcing customers to IntelliSouricng engagements. End of year average hourly bill rates increased to $57.59 per hour as of December 31, 1998, from $52.70 as of December 31, 1997.

COST OF REVENUES. Cost of revenues consist of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. TeamSourcing cost of revenues decreased to 73.0% of TeamSourcing revenues in 1998, down from 78.9% in 1997. The decrease in cost of revenues as a percent of revenues was attributable primarily to bill rate increases and the increased share of higher margin Enterprise Solutions revenues, contributing approximately 8.1% and 1.6%, respectively to the overall improvement while increased compensation and benefits partially offset the improvement with a 3.8% increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. TeamSourcing sales, general, and administrative expenses for the year ended December 31, 1998 increased to

$9.7 million, or 15.1% of total TeamSourcing revenues, from $8.1 million, or 13.4% of total TeamSourcing revenues for the year ended December 31, 1997. The $1.6 million increase was attributable principally to increased management and sales staff in Enterprise Solutions of $1.0 million, increased marketing expenses of $.5 million, growth in the UK and Singapore of $0.5 million, compensation increases of $.4 million, and other expenses of $.2 million; partially offset by the transfer of sales and account management professionals to IntelliSourcing of $1.1 million

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. Total consolidated revenues increased from $92.3 million in 1996 to $124.3 million in 1997, representing a 34.7% increase. The Company's total revenues were less dependent upon its largest customers in 1997 as compared to 1996. The top two customers accounted for 43% of total revenues in 1997, down from 46% of total revenues in 1996. Additionally, the top ten customers accounted for 75% of total revenues in 1997 as compared to 78% in 1996.

INTELLISOURCING

INTELLISOURCING REVENUES. IntelliSourcing revenues in 1997 increased to $64.0 million, or 51% of total revenues, from $33.3 million, or 36% of total revenues in 1996. The revenue increase was attributable primarily to the conversion of TeamSourcing customers to long term IntelliSourcing engagements, new 1997 engagements, and growth in the existing base, contributing increased IntelliSourcing revenues of $14.1 million, $9.3 million, and $7.2 million respectively.

COST OF REVENUES. IntelliSourcing cost of revenues decreased to 62.5% of total revenues in 1997, down from 65.2% in 1996. The decrease in cost of revenues as a percent of revenues was attributable primarily to new higher margin engagements and efficiency improvements in existing engagements, contributing approximately 3.2% and 1.7%, respectively; partially offset by increases in compensation, benefits, and other direct costs of approximately 2.2%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. IntelliSourcing selling, general, and administrative expenses for the year ended December 31, 1997 increased to $15.4 million, or 24.1% of total IntelliSourcing revenues, from $9.3 million, or 28.0% of total IntelliSourcing revenues for the year ended December 31, 1996. The $6.1 million increase is due principally to $1.8 million from the transfer of sales and account management professionals from TeamSourcing, offshore facility expansion of $1.0 million, fixed price reserves of $0.8 million, communication expenses of $0.4 million, expanded marketing programs of $0.3 million, start-up expenses in the UK and Singapore of $0.3 million, compensation and benefits of $0.3 million, and $1.2 million for other programs necessary to support growing activity levels.

TEAMSOURCING

TEAMSOURCING REVENUES. TeamSourcing revenues in 1997 increased to $60.3 million, or 49% of total revenues, from $59.0 million, or 64% of total revenues in 1996. The revenue increase was attributable primarily to bill rate increases and growing ERP revenues, which more than offset a reduction in average billable headcount. Average hourly bill rates increased to $52.70 per hour as of December 31, 1997, from $46.81 as of December 31, 1996. The reduction in average billable headcount was due largely to the conversion of TeamSourcing engagements to long term IntelliSourcing engagements.

COST OF REVENUES. TeamSourcing cost of revenues increased to 78.9% of TeamSourcing revenues in 1997, up from 76.9% in 1996. The increase in cost of TeamSourcing revenues as a percent of TeamSourcing revenues was attributable primarily to the migration of several higher margin engagements to IntelliSourcing, increased compensation and benefits, and other direct costs, contributing approximately 2.6%, 2.7%, and 1.7%, respectively to the increase in the cost of revenues; which more than offset increased billing rates of approximately 5.0%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. TeamSourcing sales, general, and administrative expenses for the year ended December 31, 1997 decreased to $8.1 million, or 13.4% of total TeamSourcing revenues, from $9.9 million, or 16.8% of total TeamSourcing revenues for the year ended December 31, 1996. The $1.8 million decrease was attributable principally to the transfer of sales and account management professionals to IntelliSourcing.

QUARTERLY RESULTS OF OPERATIONS

     Note 14 of the audited financial statements sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 1997 and ended December 31, 1998. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its working capital needs through operations. Both the Mumbai and Chennai expansion programs, completed in mid 1998, were financed from internally generated funds.

     Net cash provided by operating activities was $5.9 million, $17.8 million and $35.3 million for the years ended December 31, 1996, 1997, and 1998, respectively. The increase in cash provided by operating activities in 1997 over 1996 was primarily attributable to a $4.6 million increase in net income, an improvement of $3.8 million from a reduction in the days sales outstanding in accounts receivable, and a $6.7 million increase in accrued payroll, operating costs, and taxes, partially offset by a $3.1 million increase in advanced billings.

     The increase in cash provided by operating activities in 1998 over 1997 was primarily attributable to an increase in net income of $14.2 million, a decreased in advanced billings of $6.9 million and a $2.0 million increase in accounts payable and other accrued liabilities; partially offset by a $2.9 million increase in accounts receivable and a $2.8 million increase in deferred tax assets. The $2.9 million increase in accounts receivable is attributable to a 7 day reduction in days sales outstanding, resulting in a $3.0 million reduction in accounts receivable, offset by an increase of $5.9 million resulting from increased 1998 fourth quarter billings over the 1997 fourth quarter billings.

     Net cash used in investing activities was $2.1 million, $8.7 million and $3.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. Cash used in investing activities in 1996 included $0.9 million for the relocation of the Company's worldwide headquarters, $0.5 million invested in recruiting and training software, and $0.5 million for facility upgrades and equipment for the Mumbai, India Global Development Center. Cash used in investing activities in 1997 of $8.7 million included $7.0 million for the Syntel, India acquisition, and $1.7 million for the purchase of computer equipment, software, and facility improvements at the Company's Global Development Centers. Cash used in investment activities in 1998 of $3.3 million included $2.1 million for completion of the facility expansion and improvement programs at the Company's Global Development Centers in Mumbai and Chennai, India, $0.7 million for computer equipment, and $0.5 million for new human resource and financial information systems.

     Net cash used in financing activities was $5.0 million in 1996, and $.2 million in 1998. Net cash provided by financing activities in 1997 was $16.5 million. Net cash used in financing activities in 1996 reflects a dividend paid to the Company's shareholders. In 1997 the company received $34.6 million in net proceeds from the initial public offering. The net proceeds were offset by pre-IPO shareholder distributions of $18.1 million related to undistributed S corporation taxable income through August 12, 1997. Net cash used in financing activities in 1998 are attributable to a final distribution of S corporation undistributed taxable profits.

     The Company has a line of credit with NBD Bank which provides for borrowings up to $30.0 million. The line of credit expires on August 31, 1999. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At December 31, 1998, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established by the bank at the time of borrowing.

     In addition to the bank line of credit, the Company has a $15.0 million facility with NBD Bank to finance acquisitions which expires on August 31, 1999. The Company has not borrowed any amounts under this facility. The Company intends to extend both the $30 million and $15 million line of credit before the expiration date.

     The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.


YEAR 2000

STATE OF READINESS. The Company has a Year 2000 project plan designed to identify and assess the risks of non-compliance associated with its information systems, operations, suppliers, and customers; and to develop and implement remediation and contingency plans to mitigate the risks. The year 2000 project plan consists of the following activities:

-   IT and non-IT systems.
    -    Complete inventory of all hardware, software, and firmware components.
    - Impact assessment - identify and prioritize components that are not Year 2000 compliant.
    - Develop solution plan - determine and prioritize remediation procedures for each non-compliant component, including decision to replace or repair.
    -    Complete remediation and test systems
    -    Develop contingency plans

-   Third party confirmations
    - Obtain written verification from key suppliers that services will not be impacted by Year 2000 issues.
    - Obtain representations from major customers that their ongoing service requirements as well as accounts payable processes will not be impacted by Year 2000 issues.
-   Develop contingency plans

     The Year 2000 remediation project is being directed by the Manager of Information Systems. Reporting to the manager is a Project Manager dedicated full time to the project. The Project Manager is supported by an assistant assigned full time to the project, as well as coordinators and subject matter experts at each of the Company's Global Development Centers. The Manager of Information Systems provides weekly status reports to the Company's senior management team.

     The Company's Internal IT and non-IT issues are minimized by the nature of its service offerings. As an Information Technology company, Syntel's revenues are driven by the extensive knowledge base of its professional IT consultants. IT and non-IT Year 2000 issues are principally associated with the compliance of personal computers, servers, communication equipment, and software residing on both individual personal computers and on the servers.

     Over 57% of the Company's IT professionals work on-site at the client location. These consultants utilize client provided work stations and software. Of approximately 1100 personal computers in operation at the Company's Global Development Centers and various branch offices, less than 75 will require replacement. All other non-compliant PCs have been or will be made Year 2000 compliant by means of a Bios upgrade. All PCs in the Cary

Development Center and the Troy headquarters have been upgraded and tested for compliance.

     All proprietary delivery software as well as internal "Syntranet" and E-mail (Lotus Notes) applications are Year 2000 compliant. The Company is currently implementing Year 2000 compliant, PeopleSoft financial and human resources information systems. The human resource system will be placed into live production in the early part of the second quarter of 1999 while the financial information system is on track to be placed into production during the third quarter of 1999. The financial information systems in Mumbai and Chennai, India are fully Year 2000 compliant.

     The following chart summarizes the project status as of March 1, 1999:


                                                % completed    Planned Completion
         Task                                   At 3/16/99            Date
         ----                                   ----------            ----
Create Y2K awareness                                100%                --
Equipment & software inventory                      100%                --
Critical Systems impact assessment                  100%                --
Develop plan (budget, priorities,
  Resources)                                        100%                --
Non-critical systems impact assessment              100%                --
Supplier mailings & follow-up                        50%              May-99
Customer mailings & follow-up                         5%              May-99
Remediate non-compliant systems                      30%              Aug-99
Develop contingency plans                             5%              Aug-99
Project closure & review                                              Sep-99

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company anticipates total remediation costs to be approximately $700,000. These costs include amounts necessary to replace or upgrade hardware, replace phone systems, replace data communications equipment, replace non-compliant software, and compensation costs of individuals assigned full time to the project. The replacement of hardware costs will total approximately $500,000, software will total approximately $80,000, and compensation costs will total approximately $120,000. Costs to implement new Human Resource and Financial Information Systems are not considered as Year 2000 costs as these projects were based on growing business needs independent of Year 2000 issues, and were not accelerated by Year 2000 remediation requirements. The $700,000 has been fully reflected in the Company's 1999 operating plan and forecasts.

     The refocusing of resources to the Year 2000 has not caused any major internal projects to be deferred; however, the completion of projects to automate several internal processes have been slightly delayed. These delays will not have any material impact on the financial condition or results of operations.

MAJOR RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company believes that its greatest potential financial and operational risks are associated with service interruptions from key communication and utility service providers. To fully assess the extent of this risk, the Company has sent questionnaires to all key service providers via certified mail; is following up with secondary mailings, and is reviewing vendor web sites on the Internet for confirmation of Year 2000 compliance. To date, the Company has mailed approximately 290 confirmations to key suppliers and has received approximately 25 responses, including positive confirmation from its largest communications vendor, Sprint, as well as ADP, the Company's payroll processor. The loss of communication capabilities would have an immediate impact on the Company's ability to maintain operations as would the loss of power at any of the Company's Global Development Centers. The occurrence of either situation could cause a material adverse effect on the Company's financial condition. The Mumbai, India Global Development Center, the Company's largest development center, is supported by a back-up power generator which could provide full power to the center indefinitely, in the event of a power failure.

     The next greatest potential risk is the potential for lost revenue should the Company's customers encounter Year 2000 issues, forcing a reallocation of resources from existing applications and projects. To fully assess the extent of this risk, the Company is sending questionnaires to the major customers, will explore customer readiness via direct communication by engagement and account executives, and will monitor customer web sites for confirmation of Year 2000 compliance. This risk is partially mitigated by several factors, including: (1) The Company has completed, tested, and delivered Year 2000 compliance services to five of the projected top 10 customers based on projected revenue for 1999 and 2000. (2) The Company's revenue base is comprised primarily of revenues from Fortune 1000 companies. Significant Year 2000 issues by these companies would suggest widespread problems, which in turn would open opportunities to selectively provide additional Year 2000 remediation services, potentially offsetting revenues lost from the suspension of non-year 2000 application support and development projects.

     The next greatest potential risk is the inability to process payroll, reduced or lost banking capabilities, and lost air travel capabilities. While loss of these capabilities would not have an immediate impact on the Company's ability to maintain normal operations, an extended loss of any of these functions could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company receives payroll services from ADP (Automatic Data Processing) and banking services from NBD Bank. As indicated with other key service providers, the Company has requested written confirmation of Year 2000 Compliance from these vendors, and will follow-up with their account representatives to ensure receipt of confirmation.

YEAR 2000 CONTINGENCY PLANS. The Company is in the process of developing contingency plans. Because the major risks (communications and utilities) are associated with large, external service providers for which the Company has no influence or control, and for which the implementation of substitute processes are not practical, contingency plans are anticipated to consist of migrating activity from vendors for which Year 2000 compliance has not been confirmed and in shifting work to Global Development Centers for which Year 2000 compliance for utilities and communications have been confirmed. In regard to air travel, the Company will attempt to reduce the impact from a temporary termination of services by assessing new customer placement requirements for early January 2000, and will suggest an earlier start date to ensure that key placements are not delayed.

     The Company has implemented a significant program to identify, evaluate, and remediate Year 2000 issues; however, as the Year 2000 project continues, additional Year 2000 issues may be discovered or the Company may find that the costs of these activities exceed current expectations. In many cases the Company must rely on assurances from suppliers that key services will be Year 2000 compliant. While the Company plans to validate representations wherever possible, it cannot be sure that validations will be adequate, or that if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

ITEM 7A. MARKET RISKS

     The Company is primarily exposed to the effects of changes in foreign currency. Foreign currency exchange risk exists as costs are paid in local currency and receipts are provided in U.S. dollars. This risk is partially mitigated as the Company has sufficient capital resources in the local currency to meet immediate requirements. The Company's holdings and positions in market sensitive instruments do not subject the Company to material risk. These exposures are monitored and managed by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 45 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the first part of the section entitled "Election of Two Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held June 2, 1999 (the "Proxy Statement") is incorporated herein by reference.

     The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 45 of this Report, which is incorporated herein by reference.

     The following exhibits are filed as part of this Report. Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.                   Description


         3.1 Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant's Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference

         3.2 Amendment to Articles of Incorporation of the Registrant dated September 21, 1998.

         3.3 Bylaws of the Registrant filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

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

         10.7 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. [successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank], to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank.

         10.8 Lease Agreement, dated June 7, 1995, between the Registrant and Office Court Development Ltd. Co., a New Mexico General Partnership, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.9 Indentures of Lease entered into between the President of India and Syntel Software Pvt. Ltd. on various dates in 1992 and 1993 for the Mumbia Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

        10.10 Rental Agreement, dated February 24, 1997, between Syntel Software Pvt. Ltd. and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.11 Agreement for Software Programming Services, dated as of December 31, 1997, between the Registrant and American Home Assurance Company, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

         10.12 PeopleNet Supplier Contract, effective as of April 1, 1996, between the Registrant and Geometric Results, Incorporated (d/b/a "PeopleNet"), filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13  *   1997 Stock Option and Incentive Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated
                    June 6, 1997, and incorporated herein by reference.

         10.14  *   Employee Stock Purchase Plan, filed as an Exhibit to the
                    Registrant's Registration Statement on Form S-1 dated June
                    6, 1997, and incorporated herein by reference.

         10.15  *   Employment Agreement, dated June 5, 1997, between the
                    Registrant and Bharat Desai, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June
                    6, 1997, and incorporated herein by reference.

         10.16  *   Employment Agreement, dated June 5, 1997, between the

                    Registrant and Neerja Sethi, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.17 Form of S Corporation Revocation, Tax Allocation and Indemnification Agreement (the "Agreement") between the Registrant and the shareholders of the Registrant on the date of the Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         21         Subsidiaries of the Registrant.

         23         Consent of Pricewaterhouse Coopers LLP

         27         Financial Data Schedule.

         99.1 Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

         (b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1998.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNTEL, INC.

                                     By:     /s/Bharat Desai
                                             ---------------
                                             Bharat Desai
Dated:  March 23, 1998                       Chairman, President
                                             and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                          Date
   ---------                         -----                          ----


/s/Bharat Desai            Chairman, President and Chief          March 23, 1998
-------------------        Executive Officer
Bharat Desai               (Principal Executive Officer)


/s/John Andary             Chief Financial Officer                March 23, 1998
--------------------       (Principal Financial and
John Andary                   and Accounting Officer)


/s/Neerja Sethi            Director and Vice President,           March 23, 1998
--------------------          Corporate Affairs
Neerja Sethi


/s/Paritosh K. Choksi      Director                               March 23, 1998
---------------------
Paritosh K. Choksi


/s/Douglas VanHouweling    Director                               March 23, 1998
-----------------------
Douglas Van Houweling


/s/George R. Mrkonic       Director                               March 23, 1998
------------------------
George R. Mrkonic

SYNTEL, INC.
CONTENTS


                                                                         PAGES


Report of Independent Accountants........................................F-2



Consolidated Financial Statements:

     Consolidated Statements of Income...................................F-3

     Consolidated Balance Sheets.........................................F-4

     Consolidated Statements of Shareholders' Equity.....................F-5

     Consolidated Statements of Cash Flows...............................F-6

     Notes to Consolidated Financial Statements.......................F-7-22

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Syntel, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Syntel, Inc., and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 19, 1999

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                                                          FOR THE YEARS ENDED DECEMBER 31
                                                                 ---------------------------------------------------
                                                                     1998               1997               1996
                                                                 -------------      -------------      -------------

Revenues                                                         $    167,975       $    124,338       $     92,330
Cost of revenues                                                      104,971             87,584             67,083
                                                                 -------------      --------------     -------------

              Gross profit                                             63,004             36,754             25,247

Selling, general and administrative expenses                           28,026             23,547             19,271
                                                                 -------------      -------------      -------------

              Income from operations                                   34,978             13,207              5,976

Other income, principally investment income                             2,077                730                149
                                                                 -------------      -------------      -------------

              Income before income taxes                               37,055             13,937              6,125

Provision for income taxes                                             12,424              3,517                350
                                                                 -------------      -------------      -------------

              Net income                                         $     24,631       $     10,420       $      5,775
                                                                 =============      =============      =============

Historical earnings per share:*
        Basic                                                    $       0.65       $       0.28       $       0.15
        Diluted                                                  $       0.63       $       0.27       $       0.15

1996 and 1997 pro forma net income:
        Income before income taxes                                                  $     13,937       $      6,125
        Pro forma income taxes **                                                          3,741              1,746
                                                                                    -------------      -------------

        Pro forma net income                                                        $     10,196           $  4,379
                                                                                    =============      =============

1996 and 1997 pro forma earnings per share:*
        Basic***                                                                    $       0.27       $       0.12
        Diluted***                                                                  $       0.26       $       0.11

Weighted average common shares outstanding - diluted                   39,294             39,083             39,368
                                                                 =============      =============      =============


*Gives effect to 3:2 stock split effective April 22, 1998.

**Presentation of income tax expense as if the Company was a C-corporation during the years presented.

***Presentation of EPS as if the Company was a C-corporation during the years presented.

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                           DECEMBER 31
                                                                              --------------------------------------
                                   ASSETS                                          1998                  1997
                                                                              ---------------       ----------------
Current assets:
         Cash and cash equivalents                                            $       64,660        $        32,945
         Accounts receivable                                                          23,581                 20,644
         Advance billings and other current assets                                    10,330                  6,897
                                                                              ---------------       ----------------

                 Total current assets                                                 98,571                 60,486

Property and equipment                                                                12,635                  9,299
         Less accumulated depreciation                                                 7,037                  5,060
                                                                              ---------------       ----------------

                 Property and equipment, net                                           5,598                  4,239

Deferred income taxes, noncurrent                                                         66                    507
                                                                              ---------------       ----------------

                                                                              $      104,235        $        65,232
                                                                              ===============       ================

                                 LIABILITIES

Current liabilities:
         Accounts payable                                                     $        4,004        $%        2,355
         Accrued payroll and related costs                                            15,258                 10,388
         Dividends payable                                                                                      300
         Income taxes payable                                                          1,244                  1,365
         Accrued warranty costs                                                        3,636                    852
         Accrued liabilities                                                           5,125                  4,175
         Deferred revenue                                                             10,442                  5,705
                                                                              ---------------       ----------------

                 Total current liabilities                                            39,709                 25,140

Income taxes payable                                                                     379                    507
                                                                              ---------------       ----------------

                 Total liabilities                                                    40,088                 25,647

                            SHAREHOLDERS' EQUITY

Common stock, no par value per share,100 million shares authorized,
38.195 million
                 shares and 25.45 million shares issued and
                 outstanding at December  31, 1998
                 and 1997, respectively                                                    1                      1
Additional paid-in capital                                                            34,784                 34,659
Accumulated other comprehensive income                                                 (443)                  (249)
Retained earnings                                                                     29,805                  5,174
                                                                              ---------------       ----------------

                 Total shareholders' equity                                           64,147                 39,585
                                                                              ---------------       ----------------

                                                                              $      104,235        $        65,232
                                                                              ===============       ================



The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                              ACCUMULATED
                                                                                               OTHER
                                                                                              COMPREHENSIVE
                                                                                              INCOME
                                                                   ADDITIONAL                 CURRENCY
                                               COMMON STOCK        PAID-IN       RETAINED     TRANSLATION  SHAREHOLDERS'
                                             ------------------
                                             SHARES    AMOUNT      CAPITAL       EARNINGS     ADJUSTMENT    EQUITY
                                             -----    ---------    ---------     --------     --------     ---------

BALANCE, JANUARY 1, 1996                     22,000   $      1                   $  12,369   $            $   12,370
Net income                                                                           5,775                     5,775
Dividends declared, paid $5,000 in 1996
          and $7,000 in 1997                                                       (12,000)                  (12,000)
                                             ------   ---------                   --------     --------     ---------

BALANCE, DECEMBER 31, 1996                   22,000          1                       6,144                     6,145
Comprehensive income:
      Net income                                                                    10,420                    10,420
      Translation adjustments                                                            4         (249)        (245)
                                                                                 ---------     --------     ---------

          Total comprehensive income,                                               10,424         (249)      10,175
          net of tax

Dividends declared (previously
undistributed
          S-corporation earnings)                                                  (11,400)                  (11,400)
Termination of S-corporation tax status                            $     1,525      (1,525)
Shares issued in initial public offering      3,450                     34,627                                34,627
Compensation expense related to stock                                       38                                    38
options
Acquisition of Syntel India (Note 3)                                    (1,531)      1,531
                                             ------   ---------    -----------     -------      --------     -------

BALANCE, DECEMBER 31, 1997                   25,450          1          34,659       5,174         (249)      39,585
Comprehensive income:
      Net income                                                                    24,631                    24,631
      Translation adjustment                                                                       (194)        (194)
                                                                                 ---------     --------     ---------

          Total comprehensive income,                                               24,631         (194)      24,437
          net of tax

Stock split, 3-for-2, April 22, 1998         12,725
Exercised Stock Options                          20                         66                                    66
Compensation expense related to stock                                       59                                    59
options
                                             ------   ---------    -----------   ---------     --------     ---------

Balance, December 31, 1998                   38,195   $      1     $    34,784   $  29,805   $     (443)    $ 64,147
                                             ======   =========    ===========   =========     ========     =========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          FOR THE YEARS ENDED DECEMBER 31
                                                                 ---------------------------------------------------
                                                                     1998                1997               1996
                                                                 -------------      -------------      -------------
Cash flows from operating activities:
        Net income                                               $     24,631       $     10,420       $      5,775
        Adjustments to reconcile net income to net cash
        provided by
                     operating activities:
              Depreciation                                              1,977              1,812              1,442
              Deferred income taxes                                    (3,368)              (507)
              Compensation expense related to stock                        59                 38
              options
              Changes in assets and liabilities:
                     Accounts receivable                               (2,937)                (2)            (3,913)
                     Advance billings and other assets                    376             (6,182)               (20)
                     Accounts payable and accrued                       9,810              7,837              1,370
                     liabilities
                     Deferred revenue                                   4,737              4,419              1,277
                                                                 -------------      -------------      -------------

              Net cash provided by operating activities                35,285             17,835              5,931

Cash flows used in investing activities:
        Property and equipment expenditures                            (3,336)            (1,749)            (2,138)
        Acquisition of Syntel India                                                       (7,000)
                                                                 -------------      -------------      -------------

              Net cash used in investing activities                    (3,336)            (8,749)            (2,138)
                                                                 -------------      -------------      -------------

Cash flows from financing activities:
        Net proceeds from issuance of stock                                66             34,627
        Dividend/distribution payments                                   (300)           (18,100)            (5,000)
                                                                 -------------      -------------      -------------

              Net cash provided by (used in) financing                   (234)            16,527             (5,000)
              activities
                                                                 -------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                   31,715             25,613             (1,207)

Cash and cash equivalents, beginning of year                           32,945              7,332              8,539
                                                                 -------------      -------------      -------------

Cash and cash equivalents, end of year                           $     64,660       $     32,945       $      7,332
                                                                 =============      =============      =============

Cash paid during the year for income taxes                       $     15,186       $      3,411       $        723
                                                                 =============      =============      ============




The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   BUSINESS:

       Syntel, Inc. and Subsidiaries (the "Company") provides information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, transportation, retail and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of IntelliSourcing and TeamSourcing.

       Through IntelliSourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most IntelliSourcing engagements, the Company assumes responsibility for the management of customer development and support functions. IntelliSourcing engagements are generally supported by multiyear contracts. As a percentage of total revenues, IntelliSourcing revenues grew from 51 percent in 1997 to 62 percent in 1998.

       Through TeamSourcing, the Company provides professional information technology services directly to the customer. TeamSourcing contracts are generally terminable by the customer without penalty.

       During the years ended December 31, 1998, 1997 and 1996, there were sales to two customers that exceeded 10 percent of total revenues. The largest customer was the same for 1998, 1997 and 1996, while the second largest customer was different in 1998 and 1997 than in 1996. Sales to these customers approximated: 1998, $43,100,000 (25.7 percent) and $23,635,000
       (14.1 percent); 1997, $38,560,000 (31.1 percent) and $14,828,000 (11.9 percent), 1996, $30,980,000 (33.6 percent) and $10,757,000 (11.7 percent). At December 31, 1998 and 1997, approximately 22 and 36 percent of accounts receivable, net were from these two customers, respectively.



  2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES:

       a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, and Syntel Europe, Ltd., ("Syntel U. K."), a United Kingdom limited liability company. All significant intercompany balances and transactions have been eliminated.

       b. REVENUE RECOGNITION: The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred.

          Revenue from fixed-priced Year 2000 remediation projects is recognized on the percentage-of-completion method, measured by the percentage of "lines" completed to the total contracted number. Revenue on other fixed-price, fixed deliverable projects is measured by the percentage of cost incurred to date to the estimated total cost at completion. Revenue from fixed-price application management engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

       c. CASH AND CASH EQUIVALENTS: For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated corporate bonds and treasury notes held by a bank with maturity dates of less than 90 days.

       d. WARRANTY COSTS: The Company provides limited warranties on certain of its Year 2000 compliance contracts. A provision for warranty costs is made at the time contract services are performed.

       e. FINANCIAL INSTRUMENTS: The carrying amount of cash equivalents, trade receivables and trade payables approximate fair value because of the short-term nature of these instruments.

       f. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:


                                                                                                           YEARS
                                                                                                         -----------

            Computer equipment and software                                                                  3
            Furniture and fixtures                                                                           7
            Telephone equipment                                                                              5
            Leasehold improvements                                                                       Life of lease

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

          With the termination of the S-corporation status, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in an income tax obligation of $1.8 million, to be paid in four equal annual installments. The obligation included $.7 million resulting from the tax effect of temporary differences between financial statement and tax reporting carrying amounts which was recognized as a deferred tax asset.

       h. PRO FORMA NET INCOME: To reflect the Company's pro forma net income for the years ended December 31, 1997 and 1996 the provision for income taxes has been adjusted as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates applicable to such periods. The resulting apparent tax rate is less than the federal statutory tax rate due principally to the tax exempt status of the income generated by Syntel India.

       i. ESTIMATES: Use of estimates, as determined by management, are required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from estimates.

       j. FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign operations utilize the functional currency of the country in which business is conducted. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders' equity. The change in the accumulated other comprehensive income account results from translation adjustments recognized for the respective period.

       k. PER SHARE DATA: In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for all years presented.

          Basic earnings per share is calculated by dividing net income or pro forma net income by the average number of shares outstanding during the applicable period.

       k. PER SHARE DATA, CONTINUED: The Company had stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income or pro forma net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

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

       Prior to the initial public offering, the Company agreed to acquire 100 percent ownership of Syntel India for $7 million in cash. The purchase price was paid from available cash after the initial public offering. The acquisition, which was a merger of interests under common control, is being accounted for on the carryover basis of accounting similar to pooling of interests with the historical financial statements of the Company restated to include Syntel India. The portion of the purchase price in excess of the carrying value of the net assets acquired at August 12, 1997, or $1.5 million was accounted for as a reduction of additional paid-in capital.

  4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUE:

       The following summarizes activity for uncompleted, fixed price, fixed deliverable projects:

                                                                                   1998                  1997
                                                                                         (in thousands)
         Direct costs incurred on uncompleted, fixed price, fixed
         deliverable projects                                                $        8,660        $         3,631
         Direct margin estimated on uncompleted, fixed price, fixed                    4,645                  2,730
         deliverable projects
                                                                              ---------------       ----------------

         Revenues recognized on uncompleted projects                                  13,305                  6,361
                 Less billings to date                                                18,857                  7,009
                                                                              ---------------       ----------------

         Deferred revenues on fixed price, fixed deliverable projects                  5,552                    648

         Advanced billings on application management projects                          4,438                  4,818
         Other deferred revenues                                                         452                    239
                                                                              ---------------       ----------------

                        Total deferred revenue as reported                    $       10,442        $         5,705
                                                                              ===============       ================

         Projects with billings in excess of costs and estimated
         earnings on
                        uncompleted fixed price, fixed deliverable            $        6,762        $           689
                        projects
         Projects with costs and estimated earnings in excess of
         billings on
                        uncompleted fixed price, fixed deliverable                     1,210                     41
                        projects
                                                                              ---------------       ----------------

                        Total deferred revenues                               $        5,552        $           648
                                                                              ===============       ================






  5.   PROPERTY AND EQUIPMENT:

       Cost of property and equipment at December 31, 1998 and 1997 is summarized as follows (in thousands):


                                                                                   1998                  1997

         Computer equipment and software                                      $        7,170        $         5,432
         Furniture and equipment                                                       4,811                  3,482
         Leasehold improvements                                                          654                    385
                                                                              ---------------       ----------------

                                                                                      12,635                  9,299
         Accumulated depreciation                                                      7,037                  5,060
                                                                              ---------------       ----------------

                                                                              $        5,598        $         4,239
                                                                              ===============       ================

  6.   LINE OF CREDIT:

       The Company has a line-of-credit arrangement with a bank which expires August 31, 1999, which provides for borrowings up to $30,000,000. Interest is computed on the basis of the Company's option at (i) the Eurodollar rate plus the applicable Eurodollar margin, (ii) the bank's prime rate or (iii) a negotiated rate, as defined. The Company also has an additional line of credit with the same bank which expires August 31, 1999, which provides for borrowings up to $15,000,000 to finance acquisitions.



  7.   LEASES:

       The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all noncancelable leases expiring beyond one year as of December 31, 1998 are as follows (in thousands):


        1999                                                                                                 $   1,752
        2000                                                                                                     1,515
        2001                                                                                                     1,331
        2002                                                                                                       847
        2003                                                                                                       819
                                                                                                             ---------

                                                                                                             $   6,264
                                                                                                             =========


       Total rent expense charged to operations amounted to approximately $1,869, $1,678 and $1,352 for the years ended December 31, 1998, 1997 and 1996, respectively.



  8.   INCOME TAXES:

       Income before income taxes for U. S. and foreign operations was as follows (in thousands):


                                                                                         1998        1997         1996

         U.S.                                                                       $   28,928  $     9,663  $   4,492
         Foreign
                                                                                         8,127        4,274      1,633
                                                                                    ----------  -----------  ---------

                                                                                    $   37,055  $    13,937  $   6,125
                                                                                    ==========  ===========  =========

       The provision for income taxes is as follows:


                                                                     1998               1997               1996
        Currently payable:
              Federal                                            $     14,271       $      3,839
              State and local                                           1,350                474       $        321
              Foreign                                                     171                  2                 29
                                                                 -------------      -------------      -------------

                     Total currently payable                           15,792              4,315                350

        Deferred:
              Federal                                                  (3,002)              (708)
              State and local                                            (366)               (88)
                                                                 -------------      -------------      -------------

                     Total deferred                                    (3,368)              (796)
                                                                 -------------      -------------      -------------

                     Total provision for income taxes            $     12,424       $      3,519       $        350
                                                                 =============      =============      =============

       Upon termination of the S-corporation election, as described in Note 2, current and deferred income taxes of $1.8 million and ($.7) million, respectively, were recognized. Accordingly, the above 1997 provision for income taxes includes a $1.1 million nonrecurring expense resulting from the termination of the S-corporation election.

       The components of the net deferred tax asset are as follows (in thousands):

                                                                                   1998                  1997
         Deferred tax assets:
                 Advance billing receipts                                     $        1,701        $           331
                 Accrued warranty and other expenses                                   3,149                  1,243
                 Property and equipment                                                   66                    (26)
                                                                              ---------------       ----------------

                        Net deferred tax asset                                $        4,916        $         1,548
                                                                              ===============       ================

       Balance sheet classification of the net deferred tax asset is summarized as follows (in thousands):

                                                                                                     1998        1997

        Deferred tax asset, current                                                              $   4,850   $   1,041
        Deferred tax asset, noncurrent
                                                                                                        66         507
                                                                                                 ----------  ----------

                                                                                                 $   4,916   $   1,548
                                                                                                 ==========  ==========

       Under the Indian Income Tax Act of 1961 (the "Act"), virtually all of Syntel India's income is exempt from Indian Income Tax for profits attributable to export operations. Under the Act, there are certain alternative minimum tax provisions which impose tax on net profits at a rate of approximately 35 percent. These provisions are not currently applicable due to the tax holiday expiring in March 2000 for the Mumbai operation and in March 2002 for the Chennai operation.

       The Company has not recorded deferred income taxes applicable to all of the undistributed earnings of its foreign subsidiaries. For those earnings considered to be indefinitely reinvested no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. The unrecognized taxes on the undistributed earnings is approximately $5 million.

       The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35 percent for 1998 and 34 percent for 1997 and 1996 to income before income taxes:

                                                                     1998               1997               1996
                                                                                   (in thousands)

        Statutory tax provision                                  $     12,969       $      4,739       $      2,083
        State taxes, net of federal benefit                             1,350                655                321
        S-Corporation income not subject to federal                                       (1,556)            (1,527)
        income taxes
        Foreign income not subject to tax                              (2,470)            (1,411)              (527)
        Termination of S-corporation status                                                1,090
        Other                                                             575
                                                                 -------------      -------------      -------------

                     Total provision for income taxes            $     12,424       $      3,517       $        350
                                                                 =============      =============      =============

  9.   EARNINGS PER SHARE:

       The reconciliations of earnings per share computations for the fiscal years 1998, 1997 and 1996 were as follows:



                                             1998                        1997                         1996
                                    -----------------------     -----------------------      -----------------------
                                                                               PRO                       PRO FORMA
                                                                              FORMA                         PER
                                                   PER                         PER                         SHARE
                                    SHARES        SHARE         SHARES        SHARE          SHARES
                                    -----      ------------     ------      -----------      ------     ------------
                                                            (in thousands, except per share earnings)

       Basic earnings per           38,195     $      0.65      37,763      $     0.27       37,500     $      0.12
       share
       Net dilutive effect           1,099                         175
       of stock options
       outstanding
       Shares assumed
       outstanding due to
       excess
                   distributions                                 1,145                        1,868
                   in 1997
                                    ------     ------------     ------      -----------      ------     ------------

                   Diluted          39,294     $      0.63      39,083      $     0.26       39,368     $      0.11
                   earnings
                   per share
                                    ======     ============     ======      ===========      ======     ============


       Stock options to purchase 44,500 shares of common stock at a weighted average price per share of $18.21, were outstanding during 1998, but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and were antidilutive. No such options were available in 1997 and 1996.



 10.   STOCK COMPENSATION PLANS:

       The Company established a stock option plan in 1997 under which 2 million shares of common stock were reserved for issuance. The dates on which granted options are first exercisable is determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed 10 years from the date of grant. Options available to grant under the plan at December 31, 1998 aggregate 1,427,651 shares.

       For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For the other options granted in 1998 and 1997, the exercise price equaled the market price on the date of grant, and therefore, no compensation expense was recognized.

       The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value of each stock option granted been determined consistent with the methodology of SFAS 123, the pro forma impact on the Company's net income and earnings per share would have been adjusted to the pro forma amounts listed below:

                                                                                       YEAR ENDED DEC 31,
                                                                              --------------------------------------
                                                                                   1998                  1997
                                                                              ---------------       ----------------
         Net earnings:
                 As reported                                                  $       24,631        $        10,420
                 Impact of SFAS No. 123                                                 (976)                  (385)
                                                                              ---------------       ----------------

                 Pro forma                                                            23,655                 10,035

         Earnings per share, as reported:
                 Basic earnings per share                                               0.65                   0.28
                 Diluted earnings per share                                             0.63                   0.27

         Earnings per share, pro forma:
                 Basic earnings per share                                               0.62                   0.27
                 Diluted earnings per share                                             0.60                   0.26

       The following table sets forth changes in options outstanding:


                                                                 NUMBER
                                                                   OF                                WEIGHTED
                                                                 SHARES            AMOUNT          AVERAGE PRICe
                                                                 ------       -------------       --------------

               Shares under option:
               Granted during 1997
                      Grant price less than fair value            826,125         $3,205,250         $    3.88
                      Grant price equals fair value               794,745          4,851,130              6.10
                                                               ----------         ----------         ---------

                      Outstanding, December 31, 1997            1,620,870          8,056,380              4.97

               Granted, price equals fair value                   513,500          8,843,933             17.22
               Exercised                                           19,191             64,558              3.36
               Forfeited                                          684,456          8,697,203             12.71
               Expired                                              3,072             15,168              4.94
                                                               ----------         ----------         ---------

               Outstanding, December 31, 1998                   1,427,651         $8,123,384         $    5.69
                                                               ==========         ==========         =========

               Exercisable, December 31, 1998                     112,843
                                                               ==========

       The following table sets forth details of options outstanding at December 31, 1998:


                               OPTIONS OUTSTANDING
          ----------------------------------------------------------------------------------------------------------
                                                                                   WEIGHTED            WEIGHTED
                         RANGE OF                                                  AVERAGE             AVERAGE
                         EXERCISE                                  NUMBER          CONTRACTUAL         EXERCISE
                          PRICES                                   OUTSTANDING      LIFE                PRICE
          ----------------------------------------                 --------        --------        -----------------

                           $1.33                                   157,500           8.2           $           1.33
          $          4.67    -    $          8.00                  1,143,651         8.7                       5.44
          $          9.83    -    $         16.75                  116,500           9.6                      12.16
          $         26.38    -    $         33.19                   10,000           9.6                      29.10
                                                                   --------

          $          1.33    -    $         33.19                  1,427,651         8.7                       5.69
                                                                   ========

       Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997:



                                     1998             1997
                                 ------------    -----------

Estimated fair value per         $    8.86       $    2.82
option granted

Assumptions:
Risk-free interest rate               5.33%           6.18%
Expected life (years)                 5               5
Expected volatility                  51.26%          51.26%
Expected dividends                    0.00%           0.00%

       The Company has implemented an employee stock purchase plan. The plan provides for employees to purchase pre-established amounts as determined by the compensation committee. The price at which employees may purchase common stock is set by the compensation committee as not less than the lessor of 85 percent of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85 percent of the fair market value of the common stock on the last day of the purchase period. The Company has reserved 1.5 million shares of common stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5 percent of their regular base earnings withheld to purchase company stock, with a maximum contribution value which may not exceed $21,250 for each calendar year in which a purchase period occurs.

       The Company's first offering period, beginning October 1, 1998, will extend 12 months to October 31, 1999. As of December 31, 1998, amounts withheld towards the first offering totaled $383,382.

 11.   SEGMENT REPORTING:

       The Company manages its operations through two segments, TeamSourcing and IntelliSourcing. Through TeamSourcing, the Company provides professional information technology consulting services directly to customers on a staff augmentation basis. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex information technology applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing consultants, whether working individually or as a team of professionals, generally receive direct supervision from the customer's management staff. TeamSourcing services are generally invoiced on a time and material basis.

       Through IntelliSourcing, the Company provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. The Company assumes responsibility for, and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. The Company also provides Year 2000 compliance services to customers using its Method 2000(R) solution. The Company's Global Service Delivery Model provides the flexibility to deliver to each client a unique mix of services on-site to the customer's location, off-site at its U. S. development centers and offshore at development centers in Mumbai and Chennai, India.

       IntelliSourcing engagements are frequently supported by long-term contractual agreements which generally provide for minimum resource commitments, if billed on a time-and-materials basis, or a minimum billing commitment for fixed-price engagements.

       The accounting policies of the segments are the same as those presented in Note 1. Management allocates all corporate expenses to the segments. No balance sheet/identifiable assets data is presented since the company does not segregate its assets by segment.

       Key financial data for each segment for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                      1998         1997        1996

        Revenues:
           IntelliSourcing                                                         $   103,906  $   64,049  $   33,355
           TeamSourcing                                                                 64,069      60,289      58,975
                                                                                   ------------ ----------- -----------

                                                                                       167,975     124,338      92,330
        Gross profit
           IntelliSourcing                                                              45,732      24,038      11,604
           TeamSourcing                                                                 17,272      12,716      13,643
                                                                                   ------------ ----------- -----------

                                                                                        63,004      36,754      25,247
        Selling, general and administrative expenses:
           IntelliSourcing                                                              18,329      15,440       9,345
           TeamSourcing                                                                  9,697       8,107       9,926
                                                                                   ------------ ----------- -----------

                                                                                        28,026      23,547      19,271
        Income from  operations:
           IntelliSourcing                                                              27,403       8,598       2,259
           TeamSourcing                                                                  7,575       4,609       3,717
                                                                                   ------------ ----------- -----------

                                                                                   $    34,978  $   13,207  $    5,976
                                                                                   ===========  ==========  ==========

 12.   GEOGRAPHIC INFORMATION:

       Total revenues, income before income taxes and identifiable assets by geographic location were as follows:


                                                                     1998               1997               1996
        Revenues:
              United States operations                           $     166,046      $     124,157      $     92,237
              India operations                                         14,400              9,264              4,159
              Europe operations                                         1,632                 61
              Singapore operations                                        456                 54
              Intercompany revenue elimination                         (14,559)           (9,198)            (4,066)
                                                                 -------------      -------------      -------------

                     Total revenue                               $     167,975      $     124,338      $     92,330
                                                                 =============      =============      =============

        Income before income taxes:
              United States operations                           $     28,928       $      9,663       $      4,492
              India operations                                          7,839              4,542              1,633
              Europe operations                                           296              (211)
              Singapore operations                                        (8)               (57)
                                                                 -------------      -------------      -------------

                     Total income before income taxes            $     37,055       $     13,937       $      6,125
                                                                 =============      =============      =============

        Assets, December 31:
              United States operations                           $     90,884       $     58,574       $     29,649
              India operations                                         12,084              6,401              3,343
              Europe operations                                           985                 93
              Singapore operations                                        282                164
                                                                 -------------      -------------      -------------

                     Total assets                                $     104,235      $     65,232       $     32,992
                                                                 =============      =============      =============

 13.   LITIGATION AND CLAIMS

       Legal actions and other claims are pending or may be instituted or asserted in the future against the Company. Although the amount of liability at December 31, 1998 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect future consolidated financial position or results of operations of the Company.

NOTES TO FINANCIAL STATEMENTS, CONTINUED


 14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

       Selected financial data by calendar quarter were as follows:

                                                   FIRST        SECOND         THIRD         FOURTH         FULL
                                                  QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                 ----------    ----------     ---------     ---------     ----------
                                                                           (in thousands)


            1998:
           Revenues                              $ 41,592       $ 43,214       $ 43,607       $ 39,562       $167,975
           Cost of revenues                        27,047         27,096         27,772         23,056        104,971
                                                 --------       --------       --------       --------       --------

                Gross profit                       14,545         16,118         15,835         16,506         63,004

           Selling, general and                     6,093          6,931          7,423          7,579         28,026
           administrative expenses
                                                 --------       --------       --------       --------       --------

                Income from operations              8,452          9,187          8,412          8,927         34,978

           Other income, net                          398            425            680            574          2,077
                                                 --------       --------       --------       --------       --------

                Income before income taxes          8,850          9,612          9,092          9,501         37,055

           Income taxes                             2,814          2,891          2,638          4,081         12,424
                                                 --------       --------       --------       --------       --------

                Net income                       $  6,036       $  6,721       $  6,454       $  5,420       $ 24,631
                                                 ========       ========       ========       ========       ========

           Earnings per share, diluted           $   0.15       $   0.17       $   0.16       $   0.14       $   0.63
                                                 ========       ========       ========       ========       ========

           Weighted average shares                 39,269         39,517         39,311         39,078         39,294
           outstanding, diluted
                                                 ========       ========       ========       ========       ========

      1997:
           Revenues                              $ 26,294       $ 29,031       $ 33,596       $ 35,417       $124,338
           Cost of revenues                        18,892         20,849         23,681         24,162         87,584
                                                 --------       --------       --------       --------       --------

                Gross profit                        7,402          8,182          9,915         11,255         36,754

           Selling, general and                     5,395          5,752          6,276          6,124         23,547
           administrative expenses
                                                 --------       --------       --------       --------       --------

                Income from operations              2,007          2,430          3,639          5,131         13,207

           Other income, net                          121            102            299            208            730
                                                 --------       --------       --------       --------       --------

                Income before income taxes          2,128          2,532          3,938          5,339         13,937

           Income taxes                                13            127          1,836          1,541          3,517
                                                 --------       --------       --------       --------       --------

                Net income                       $  2,115       $  2,405       $  2,102       $  3,798       $ 10,420
                                                 ========       ========       ========       ========       ========

           Earnings per share, diluted           $   0.05       $   0.06       $   0.05       $   0.10       $   0.26
                                                 ========       ========       ========       ========       ========

      Income before income taxes                 $  2,128       $  2,532       $  3,938       $  5,339       $ 13,937

      Pro forma income taxes                          541            629          1,030          1,541          3,741
                                                 --------       --------       --------       --------       --------

                Pro forma net income             $  1,587       $  1,903       $  2,908       $  3,798       $ 10,196
                                                 ========       ========       ========       ========       ========

      Pro forma earnings per share               $   0.04       $   0.05       $   0.07       $   0.10       $   0.26
                                                 ========       ========       ========       ========       ========

           Weighted average shares                 38,730         39,368         38,988         38,606         39,083
           outstanding, diluted
                                                 ========       ========       ========       ========       ========


      Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

Exhibit No.                   Description

         3.1 Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant's Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference

         3.2 Amendment to Articles of Incorporation of the Registrant dated September 21, 1998.

         3.3 Bylaws of the Registrant filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

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

         10.7 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. [successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank], to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank.

         10.8 Lease Agreement, dated June 7, 1995, between the Registrant and Office Court Development Ltd. Co., a New Mexico General Partnership, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.9 Indentures of Lease entered into between the President of India and Syntel Software Pvt. Ltd. on various dates in 1992 and 1993 for the Mumbia Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

        10.10 Rental Agreement, dated February 24, 1997, between Syntel Software Pvt. Ltd. and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.11 Agreement for Software Programming Services, dated as of December 31, 1997, between the Registrant and American Home Assurance Company, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

         10.12 PeopleNet Supplier Contract, effective as of April 1, 1996, between the Registrant and Geometric Results, Incorporated (d/b/a "PeopleNet"), filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13  *   1997 Stock Option and Incentive Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated
                    June 6, 1997, and incorporated herein by reference.

         10.14  *   Employee Stock Purchase Plan, filed as an Exhibit to the
                    Registrant's Registration Statement on Form S-1 dated June
                    6, 1997, and incorporated herein by reference.

         10.15  *   Employment Agreement, dated June 5, 1997, between the
                    Registrant and Bharat Desai, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June
                    6, 1997, and incorporated herein by reference.

         10.16  *   Employment Agreement, dated June 5, 1997, between the
                    Registrant and Neerja Sethi, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June
                    6, 1997, and incorporated herein by reference.

         10.17 Form of S Corporation Revocation, Tax Allocation and Indemnification Agreement (the "Agreement") between the Registrant and the shareholders of the Registrant on the date of the Agreement, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         21         Subsidiaries of the Registrant.

         23         Consent of Pricewaterhouse Coopers LLP

         27         Financial Data Schedule.

         99.1 Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

        (b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1998.