Form 10-K/A
period 1998-12-31
SYNTEL INC
filed 1999-05-11
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

        AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission File Number 0-22903

                                  SYNTEL, INC.
             (Exact name of Registrant as specified in its charter)

                  Michigan                                        38-2312018
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

    2800 Livernois Road, Suite 400, Troy, Michigan      48083
     (Address of principal executive offices)        (Zip Code)

         Registrant's telephone number, including area code:  (248) 619-2800

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 18, 1999, based on the last sale price of $8.688 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $44,133,675. As of March 18, 1999, the Registrant had 38,135,973 shares of Common Stock outstanding.

                                  SYNTEL, INC.

                                   FORM 10-K/A
                                      INDEX

                                                                            Page

                                    PART III

Item 10     Directors and Executive Officers of Registrant . . . . . . . . . . 3
Item 11     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 5
Item 12     Security Ownership of Certain Beneficial Owners and Management . . 7
Signatures                                                                     9

                                 Amendment No. 1
                            to the Form 10-K filed by
                         Syntel, Inc. on March 31, 1999

         The following items were omitted from the Form 10-K filed by Syntel, Inc. on March 31, 1999. That Form 10-K is hereby amended to include the information set forth below. Capitalized terms used but not defined in this Amendment No. 1 are as defined in the Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors is composed of three classes of members, each class being as nearly equal in number as possible. One class of directors is elected each year to hold office for a three-year term and until successors of such class are duly elected and qualified. There are currently five members of the Board.

         Two directors are to be elected at the Annual Meeting to serve for a term ending at the 2002 Annual Meeting of Shareholders. The nominees named below have been selected by the Board of Directors. Except where the authority to do so has been withheld, it is the intention of the persons named in the Company's proxy to vote to elect the nominees as directors.

         The persons receiving a plurality of the votes cast at the Annual Meeting in person or by proxy will be elected as directors. "Plurality" means that the nominee who receives the largest number of votes cast is elected as a director. Shares not voted (whether by abstention, broker non-votes or otherwise) have no effect on the election. In case a nominee is unable or declines to serve, proxies will be voted for such other person as shall be designated by the Board of Directors to replace such nominee. However, the Board of Directors does not anticipate this will occur.

         Information concerning the nominees for election and the directors continuing in office, with respect to age and positions with the Company or other principal occupations for the past five years follows. Mr. Desai and Ms. Sethi have been directors of the Company since its formation in 1980. Messrs. Mrkonic, Van Houweling, and Choksi were appointed by the Board to fill vacancies created upon increasing the size of the Board after completion of the Company's initial public offering in August 1997.

        NOMINEES FOR ELECTION AS DIRECTORS UNTIL THE 2002 ANNUAL MEETING

         NEERJA SETHI, age 44, is a co-founder of the Company and has served as its Vice President, Corporate Affairs and as a director since the Company's formation in 1980, and as Secretary and Treasurer from 1980 to March 1996. Ms. Sethi is the spouse of Mr. Desai.

         DOUGLAS E. VAN HOUWELING, age 54, has been Chief Executive Officer and President of the University Corporation for Advanced Internet Development (UCAID) since November 1997. UCAID is the not for profit organization created by the higher education community to support continued development of the Internet through the Internet2 project. Dr. Van Houweling is on leave from the University of Michigan where he is Professor of Information. From December

1984 until November 1997, he was Vice Provost for Information and Technology and from 1995 until November 1997 he was the Dean for Academic Outreach, both at the University of Michigan.

          DIRECTORS WHOSE TERMS CONTINUE UNTIL THE 2000 ANNUAL MEETING

         BHARAT DESAI, age 46, is a co-founder of the Company and has served as its President and Chief Executive Officer and as a director since its formation in 1980, and as Chairman of the Board since February 1999. Mr.
Desai is the spouse of Ms. Sethi.

         PARITOSH K. CHOKSI, age 46, is Chief Financial Officer/financial consultant for Wink Communications, a developer of interactive television, and has served in those capacities since December 1997. From 1977 through December 1997, Mr. Choksi was associated with the Phoenix American group of companies, and at the end of that period served as Phoenix American's Senior Vice President, Chief Financial Officer, and Treasurer and as a director.

           DIRECTOR WHOSE TERM CONTINUES UNTIL THE 2001 ANNUAL MEETING

         GEORGE R. MRKONIC, age 46, is Vice Chairman of Borders Group, Inc., a retailer of books and music located in Ann Arbor, Michigan. From November 1994 to January 1997, Mr. Mrkonic was also the President of Border's Group, Inc. From November 1990 to November 1994, Mr. Mrkonic was Executive Vice President, Specialty Retail Group at Kmart Corporation, Troy, Michigan. Mr. Mrkonic is also a director of Borders Group, Inc., Champion Enterprises, Inc. and Chief Tickets, Inc.

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are paid $2,000 per Board meeting and $500 per Committee meeting, and all directors are reimbursed for travel expenses incurred in connection with attending Board and Committee meetings. Each non-employee director is granted an option to purchase 6,000 shares of the Company's Common Stock, which vests over a period of four years, under the Company's 1997 Stock Option and Incentive Plan at the first Board meeting they attend and at each subsequent four year anniversary.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market. Officers, directors and greater than ten percent shareholders are required by regulations of the SEC to furnish the Company copies of all Section 16(a) forms they file.

         Based solely on the Company's review of copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, except for the following, its officers, directors and greater than ten percent beneficial owners met all applicable filing requirements during the last fiscal year. Timothy D. Webb, a former executive officer of the Company, made a late filing of his initial Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning the compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                      ANNUAL COMPENSATION              COMPENSATION
-------------------------------------------------------------------------              ------------
                                                                                         SECURITIES        ALL OTHER
                                                                                        UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION                 FISCAL YEAR       SALARY($)      BONUS($)    OPTIONS (#)           ($)
--------------------------------------------------------------------------------------------------------------------------


Bharat Desai, Chairman, President, and          1998          $300,000        $600,000       -0-                 -0-
  Chief Executive Officer...................    1997          $395,682 (1)    $200,000       -0-                 -0-
                                                1996          $420,000        $350,000       -0-                 -0-

Neerja Sethi, Vice President,                   1998          $ 94,000 (1)    $300,000       -0-                 -0-
  Corporate Affairs.........................    1997          $270,000 (1)    $100,000       -0-                 -0-
                                                1996          $360,000        $250,000       -0-                 -0-

Jay Clark, Vice President, Global               1998          $150,000        $ 70,000       -0-               $1,020(3)
  Applications Management...................    1997          $153,333        $ 50,000       37,500              -0-
                                                1996          $145,000        $ 17,500       -0-                 -0-

Daniel M. Moore, Chief Administrative           1998          $144,708        $ 75,000       -0-               $1,800(3)
  Officer and Secretary.....................    1997          $139,375        $ 65,000       45,000              -0-
                                                1996          $ 87,619 (2)    $ 25,000       -0-                 -0-

John Andary, Chief Financial Officer            1998          $149,167        $ 60,000       -0-               $2,660(3)
  and Treasurer.............................    1997          $135,417        $ 50,000       45,000              -0-
                                                1996          $127,500        $ 10,000       -0-                 -0-



(1) Effective in August, 1997, Mr. Desai and Ms. Sethi began receiving an annual salary of $300,000 and $96,000, respectively. Due to 1997 year end timing issues, Ms. Sethi's 1998 salary was adjusted downward by $2,000 to reverse an excess payment of $2,000 in 1997.

(2)  Mr. Moore joined the Company in March 1996.

(3) These amounts reflect payments by the Company for life insurance upon the named executive officers.


OPTION/SAR GRANTS IN LAST FISCAL PERIOD

         The Company did not grant any stock options or stock appreciation rights to the persons named in the Summary Compensation Table during the last fiscal year.

AGGREGATED FISCAL YEAR-END OPTION VALUES

         The following table provides information regarding the exercise of stock options and the value of unexercised in-the-money options held at the end of the last fiscal year by the persons named in the Summary Compensation Table.



                           Shares        Value               Number of Securities              Value of Unexercised In-The-
                           Acquired On     Realized               Underlying                              Money
                           Exercise (#)      ($)        Unexercised Options at Fiscal         Options at Fiscal Year-End ($)
                                                       ------------------------------        ---------------------------------
                                                                 Year-End (#)                               (1)
                                                                 ------------                               ---
Name                                                     Exercisable   Unexercisable            Exercisable   Unexercisable
----                                                     -----------   -------------            -----------   -------------
Bharat Desai ....
Neerja Sethi ....               -0-           -0-          -0-              -0-                      -0-              -0-
Jay Clark .......               -0-           -0-          -0-              -0-                      -0-              -0-
Daniel M. Moore                 -0-           -0-         3,750           33,750                 $ 26,918         $242,258
John Andary .....             1,500         $40,438       3,000           40,500                 $ 15,930         $278,100
                                -0-           -0-         4,500           40,500                 $ 30,900         $278,100

(1) Assumes a market price of $11.31 per share, which was the last sale price on December 31, 1999. At April 19, 1999 the last sale price was $7.81 per share.

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on the Company's Common Stock from August 12, 1997, the date of the initial public offering of the Common Stock, through December 31, 1998, the end of the Company's fiscal year, to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company for the same period of time. The peer group index is composed of Cambridge Technology Partners, Inc., CIBER, Inc., Computer Horizons Corp., Computer Sciences Corporation, Electronic Data Systems Corporation, Keane, Inc., and Sapient Corporation. These companies were selected based on similarities in their service offerings and their competitive position in the industry.

           COMPARISON OF CUMULATIVE TOTAL RETURN FROM AUGUST 12, 1997
        THROUGH DECEMBER 31, 1998 AMONG SYNTEL, INC., S&P 500 STOCK INDEX
                        AND AN INDEX OF PEER COMPANIES *

                           [INSERT PERFORMANCE GRAPH]




                                            8/12/97                   12/31/97                   12/31/98
                                            -------                   --------                   --------
Syntel, Inc.                                $100                        $106                       $126
S&P 500 Stock Index                         $100                        $105                       $133
Peer Group Index                            $100                        $123                       $137


-----------------------

* Assumes that the value of an investment in the Company's Common Stock and each index was $100 on August 12, 1997 and that all dividends were reinvested.

EMPLOYMENT AGREEMENTS

         MR. DESAI AND MS. SETHI. The Company is a party to employment agreements with Mr. Desai and Ms. Sethi through December 31, 1999, pursuant to which they will continue to serve the Company in their current positions, at initial salaries of $300,000 and $96,000, respectively. Salaries during calendar year 1999 will be determined by the Compensation Committee of the Board of Directors, as will annual bonuses throughout the employment term. The agreements provide that upon termination of employment by the Company for reasons other than for cause (as defined in the agreements), or death, disability or incapacity, the Company shall pay the executive for his or her then salary for the remaining term of the agreement, without reduction for any compensation received from other sources. Under the agreements, Mr. Desai and Ms. Sethi are subject to noncompetition, nonsolicitation, and nondisclosure covenants during the employment term and for two years following termination of employment.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

         The following table provides information about any person known by management of the Company to have been the beneficial owner of more than five percent of the Company's outstanding Common Stock as of April 19, 1999.

                                                           AMOUNT AND
                                                           NATURE OF
                                                           BENEFICIAL       PERCENT
                 NAME AND ADDRESS                          OWNERSHIP        OF CLASS
               --------------------                       ------------      --------

Neerja Sethi.........................................     19,786,350(1)      51.9%
Bharat Desai.........................................     13,176,150(2)      34.6%


------------------------------

(1) Includes 9,932,138 shares of Common Stock held in several trusts for the benefit of Ms. Sethi and her descendants, of which trusts Ms. Sethi is a trustee, and 10,500 shares held in several educational trusts for the benefit of unrelated individuals, of which Ms. Sethi is also the trustee. Ms. Sethi disclaims beneficial ownership of shares held by her spouse, Mr. Desai. The business address of Ms. Sethi is Suite 400, 2800 Livernois, Troy, Michigan 48083.

(2) Includes 150,000 shares of Common Stock held in several trusts for the benefit of Mr. Desai's descendants, of which trusts Mr. Desai is a trustee, and 5,400 shares held in several educational trusts for the benefit of individuals related to Mr. Desai, of which Mr. Desai is also the trustee. Mr. Desai disclaims beneficial ownership of shares held by his spouse, Ms. Sethi. The business address of Mr. Desai is Suite 400, 2800 Livernois, Troy, Michigan 48083.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table provides information, as of April 19, 1999, about the beneficial ownership of the Company's Common Stock by the nominees, present directors and named executive officers of the Company, and by all directors and executive officers as a group.

                                                                              Number of
                                                                                 Shares
                                                                             Beneficially      Percent of
                           Name                                                Owned(l)           Class
-------------------------------                                              ------------      ----------
John Andary .............................................................        9,000             *
Paritosh K. Choksi ......................................................       44,250             *
Jay Clark ...............................................................       11,350             *
Bharat Desai.............................................................   13,176,150(2)         34.5%(4)
Daniel M. Moore .........................................................        9,530             *
George R. Mrkonic .......................................................       33,000             *
Neerja Sethi.............................................................   19,786,350(3)         51.8%(4)
Douglas E. Van Houweling ................................................        3,000             *

All directors and executive officers as a group (12 persons).............   33,110,380            86.7%

---------------------------
* Less than 1%

(1) The number of shares shown in the table includes the following number of shares which the person specified may acquire by exercising options which were unexercised on April 19, 1999: John Andary, 7,500; Paritosh
         K. Choksi, 3,000; Jay Clark, 6,750; Daniel M. Moore, 6,000; George R. Mrkonic, 3,000; Douglas E. Van Houweling, 3,000; and all directors and executive officers as a group, 52,500.

(2) Includes 150,000 shares of Common Stock held in several trusts for the benefit of Mr. Desai's descendants, of which trusts Mr. Desai is a trustee, and 5,400 shares held in several educational trusts for the benefit of individuals related to Mr. Desai, of which Mr. Desai is also the trustee. Mr. Desai disclaims beneficial ownership of shares held by his spouse, Ms. Sethi.

(3) Includes 9,932,138 shares of Common Stock held in several trusts for the benefit of Ms. Sethi and her descendants, of which trusts Ms. Sethi is a trustee, and 10,500 shares held in several educational trusts for the benefit of unrelated individuals, of which Ms. Sethi is also the trustee. Ms. Sethi disclaims beneficial ownership of shares held by her spouse, Mr. Desai.

(4) Percentages vary between this table and the preceding table because, when calculating percentages, this table includes exercisable but unexercised options in the total number of shares outstanding.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SYNTEL, INC.


                                                   By: /s/ Bharat Desai
                                                      --------------------
                                                      Bharat Desai
Dated: May 10, 1999                                   Chairman, President, and
                                                      Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                        Date
---------                       -----                        ----

/s/ Bharat Desai           Chairman, President, and       May 10, 1999
-------------------        Chief Executive Officer
Bharat Desai               (principal executive officer)


/s/ John Andary            Chief Financial Officer        May 10, 1999
-------------------        (principal financial and
John Andary                chief accounting officer)


/s/ Neerja Sethi           Director and Vice President,   May 10, 1999
-------------------        Corporate Affairs
Neerja Sethi


/s/ Paritosh K. Choksi     Director                       May 10, 1999
----------------------
Paritosh K. Choksi


/s/ Douglas VanHouweling   Director                       May 10, 1999
------------------------
Douglas Van Houweling


/s/ George R. Mrkonic      Director                       May 10, 1999
------------------------
George R. Mrkonic