Form 10-Q
period 1999-03-31
SYNTEL INC
filed 1999-05-14
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the quarterly period ended  March 31, 1999  or
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the transition period from                 to
                               ----------------  ---------------

Commission file number    0-22903
                      --------------

                                  Syntel, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Michigan                                       38-2312018
  -------------------------------                      -------------------
  (State or Other Jurisdiction of                       (IRS Employer
  Incorporation or Organization)                       Identification No.)

2800 Livernois Road, Suite 400, Troy, Michigan                   48083
----------------------------------------------                  --------
 (Address of Principal Executive Offices)                      (Zip Code)

                                 (248) 619-2800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X        No
                                                ------        ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,082,660 shares issued and outstanding as of May 5, 1999.

                                  SYNTEL, INC.

                                      INDEX

                                                                       Page
Part I  Financial Information

        Item 1 Financial Statements                                       3
        Item 2 Management's Discussion and Analysis of                    8
                  Financial Condition and Results of Operation

Part II  Other Information                                                13
Signatures                                                                14

Index to Exhibits                                                         15


                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 3 MONTHS
                                                                              ENDED MARCH 31
                                                                    ----------------------------------
                                                                      1999                     1998
                                                                      ----                     ----

Revenues                                                             $38,797                   $41,592
Cost of revenues                                                      23,942                    27,047
                                                                     -------                   -------
Gross profit                                                          14,855                    14,545
Selling, general and administrative expenses                           7,245                     6,093
                                                                     -------                   -------

Income from operations                                                 7,610                     8,452

Other income, principally interest                                       532                       398
                                                                     -------                   -------

      Income before income taxes                                       8,142                     8,850

Income taxes                                                           2,708                     2,814
                                                                     -------                   -------

      Net income                                                     $ 5,434                   $ 6,036
                                                                     =======                   =======

HISTORICAL EARNINGS PER SHARE (1)
      Basic                                                          $  0.14                   $  0.16
      Diluted                                                        $  0.14                   $  0.15

      Weighted average common shares
      outstanding - diluted                                           38,886                    39,269
                                                                     =======                   =======


      (1) Gives effect to a 3:2 stock split effective April 22, 1998.


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                MARCH 31,         DECEMBER 31,
                                                                                  1999                1998
                                                                                 -----                ----

                           ASSETS

Current assets:
     Cash and cash equivalents                                                 $ 65,888            $ 64,660
     Accounts receivable, net                                                    22,299              23,581
     Advanced billings and other current assets                                  10,307              10,330
                                                                               --------            --------

          Total current assets                                                   98,494              98,571

Property and equipment                                                           13,053              12,635
     Less accumulated depreciation                                                7,570               7,037
                                                                               --------            --------

          Property and equipment, net                                             5,483               5,598

Deferred income taxes, noncurrent                                                   110                  66
                                                                               --------            --------

                                                                               $104,087            $104,235
                                                                               ========            ========

                                     LIABILITIES

Current liabilities:
     Accrued payroll and related costs                                         $ 13,492            $ 15,258
     Accounts payable and other current liabilities                              14,116              14,009
     Deferred revenue                                                             7,052              10,442
                                                                               --------            --------

          Total current liabilities                                              34,660              39,709

Income taxes payable                                                                423                 379
                                                                               --------            --------
          Total liabilities                                                      35,083              40,088

                                SHAREHOLDERS' EQUITY

Total shareholders' equity                                                       69,004              64,147
                                                                               --------            --------

Total liabilities and shareholders' equity                                     $104,087            $104,235
                                                                               ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                            THREE MONTHS
                                                                                                            ENDED MARCH 31
                                                                                                   ---------------------------------
                                                                                                     1999                     1998
                                                                                                     ----                     ----
Cash flows from operating activities:
      Net income                                                                                    $  5,434               $  6,036
                                                                                                    --------               --------

      Adjustments to reconcile net income to net cash provided by (used in)
              operating activities:
           Depreciation                                                                                  533                    435
           Deferred income taxes                                                                         (44)                  (161)
           Compensation expense related to
              stock options                                                                               14                     11
           Changes in assets and liabilities:
                Accounts receivable, net                                                               1,282                (10,010)
                Advance billing and other assets                                                          23                 (2,871)
                Accrued payroll and other liabilities                                                 (1,615)                 2,893
                Deferred revenues                                                                     (3,390)                 2,857
                                                                                                    --------               --------

           Net cash provided by (used in) operating activities                                         2,237                   (810)

Cash flows used in investing activities,
           property and equipment expenditures                                                          (418)                  (409)

Cash flows used in financing activities:
           Net proceeds from issuance of stock                                                            24                      0
           Common stock repurchases                                                                     (590)                     0
                                                                                                    --------               --------

           Net cash used in financing activities                                                        (566)                     0

Effect of foreign currency exchange rate changes on cash                                                 (25)                   (12)
                                                                                                    --------               --------

Net increase (decrease) in cash and cash equivalents                                                   1,228                 (1,231)

Cash and cash equivalents, beginning of period                                                      $ 64,660               $ 32,945
                                                                                                    ========               ========

Cash and cash equivalents, end of period                                                            $ 65,888               $ 31,714
                                                                                                    ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of March 31, 1999, the results of its operations for the three month period ended March 31, 1999 and March 31, 1998, and cash flows for the three months ended March 31, 1999 and March 31, 1998. The year end condensed balance sheet as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1998.

 Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries; Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel (Singapore) PTE., Ltd. ("Syntel Singapore"), a Singapore limited liability company, and Syntel Europe Ltd. ("Syntel Europe"), a United Kingdom limited liability company. All intercompany accounts and transactions have been eliminated.

3.  CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated corporate bonds and treasury notes held by a bank with maturity dates of less than ninety days.

4.  COMPREHENSIVE INCOME

The Company adopted Statement No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Total Comprehensive Income for the three month period ended March 31, 1999 and 1998 was as follows (in thousands):


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        1999          1998
                                                        ----          ----

        Net Income                                     $5,434        $6,036
        Other Comprehensive income
        Foreign currency translation Adjustments          (25)          (12)
                                                       ------        ------
        Total comprehensive income                     $5,409        $6,024

5.  EARNINGS PER SHARE

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


                                                            Three Months Ended
                                                 March 31, 1999             March 31, 1998
                                                 --------------             --------------
                                           Weighted      Earnings      Weighted      Earnings
                                            Average        per         Average         per
                                             Shares       share         Shares        share
                                           --------      --------      --------      --------
                                                (in thousands, except per share earnings)

        Basic earnings per share               38,182    $ 0.14       38,175         $ 0.16
        Net dilutive effect of stock options
            outstanding                           684                  1,094
                                               ------    ------       ------         ------
        Diluted earnings per share             38,866    $ 0.14       39,269         $ 0.15


6.  SEGMENT REPORTING
        The Company manages its operations through two segments, IntelliSourcing and TeamSourcing. Management allocates all corporate expenses to the segments. Key financial data for each segment for the three month periods ending March 31, 1999 and March 31, 1998 is as follows:


                                                                   Three Months Ended
                                                           March 31, 1999       March 31, 1998
                                                           --------------       --------------
                                                                     (in thousands)
        Revenues:
             IntelliSourcing                                  $ 23,722               $ 25,183
             TeamSourcing                                       15,075                 16,409
                                                              --------               --------
                                                                38,797                 41,592
        Gross Profit:
             IntelliSourcing                                    10,466                 10,650
             TeamSourcing                                        4,389                  3,895
                                                              --------               --------
                                                                14,855                 14,545

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its IntelliSourcing and TeamSourcing business segments. Revenues decreased 6.7% to $38.8 million in the first quarter of 1999 from $41.6 million in the first quarter of 1998. Worldwide billable headcount, including personnel employed by Syntel India, Singapore, and Syntel Europe, as of March 31, 1999 decreased to 1,456 compared to 1,782 as of March 31, 1998.

IntelliSourcing Revenues. IntelliSouricng revenues decreased to $23.7 million for the first quarter of 1999, or 61.1% of total revenues, from $25.2 million, or 60.5% of first quarter revenues for 1998. The $1.5 million decrease in revenues was attributable primarily to anticipated staffing decreases in several outsourcing engagements as well as the completion of several projects that contributed revenues in the first quarter of 1998 but were completed during 1998, which combined, resulted in decreased revenues of approximately $8.8 million. This was largely offset by growth in several engagements as well as new engagements, which combined, contributed approximately $7.3 million.

IntelliSourcing Cost of Revenues. Cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, travel, and warranty reserves. IntelliSourcing costs of revenues decreased to 55.9% of total IntelliSouricng revenues for the first quarter of 1999, from 57.7% for the first quarter of 1998. The decrease in cost of revenues as a percent of revenues was attributable primarily to a release of warranty reserves, reduced travel, outside agency fees, and relocation costs, as well as a non-recurring payroll tax charge in the first quarter of 1998, contributing approximately 2.4%, 1.6%, and 2.3% respectively, to the increased margin. These were partially offset by an increase in average compensation levels as well as a decrease in the percentage of work performed offshore, impacting margins approximately 2.7% and 1.8% respectively.

TeamSourcing Revenues. TeamSourcing revenues decreased to $15.1 million for the first quarter of 1999, or 38.9% of total revenues, down from $16.4 million, or 39.5% of total revenues for the first quarter of 1998. The $1.3 million revenue decrease was attributable primarily to a $2.6 million decrease resulting from a decrease in U.S. based billable consultants in various engagements, partially offset by billing rate increases of $0.4 million and growth in the U.K and Singapore of $0.9 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 70.9% of TeamSourcing revenues for the first quarter of 1999, down from 76.3% for the first quarter of 1998. The decrease in cost of revenues as a percent of TeamSourcing revenues was attributable primarily to a non-recurring payroll tax charge in the first quarter of 1998 and a decrease in travel and relocation costs, contributing approximatley 4.8% and .5% respectively to the increased margins; partially offset by a .4% decrease due to compensation increases.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, delivery, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general , and administrative costs for the three months ended March 31, 1999 were $7.2 million, or 18.7% of total revenues, compared to $6.1 million or 14.7% of total revenues for the three months ended March 31, 1998. The $1.1 million increase in selling, general, and administrative costs was primarily attributable to increased professional staffing in sales, marketing, recruiting, and support.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. Both the Mumbai and Chennai expansion programs, completed in mid 1998, were financed from internally generated funds.

Net cash generated by operating activities was $2.2 million for the first three months of 1999, compared to a net $0.8 million use of cash for the first three months of 1998. The $3.0 million increase was attributable primarily to a $11.3 million improvement in accounts receivable and a $2.9 million decrease in advanced billings; offset by a $4.5 million decrease in accrued payroll and other liabilities, a $6.2 million decrease in deferred revenues, and a $0.6 million decrease in net income. The decrease in accounts receivable was due primarily to a 12 day improvement in days sales outstanding and reduced first quarter revenues.

Net cash used in investing activities was $0.4 million for the first three months of both 1998 and 1999. Cash used for investing activities for the three months ended March 31, 1999 consisted primarily of capitalized development costs of $0.2 million and computer equipment of $0.2 million. Cash used for investing activities for the three months ended March 31, 1998 consisted primarily of license fees for a new accounting and human resources information systems.

Net cash used in financing activities for the three months ended March 31, 1999 consisted primarily of the purchase of 65,000 shares of treasury stock for $0.6 million.

The Company has a line of credit with NBD Bank, which provides for borrowings of up to $30.0 million. The line of credit expires on August 31, 1999. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At March 31, 1999, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $15.0 million facility with NBD Bank to finance acquisitions which also expires on August 31, 1999. The Company has not borrowed any amounts under this facility. The Company intends to renew both the $30 million and the $15 million line of credit before the expiration date.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated operating cash requirements for at least the next 12 months.

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

     Over 58% of the Company's IT professionals work on-site at the client location. These consultants utilize client provided work stations and software. Of approximately 1100 personal computers in operation at the Company's Global Development Centers and various branch offices, less than 75 will require replacement. All other non-compliant PCs have been or will be made Year 2000 compliant by means of a Bios upgrade and software patches. All PCs in the Cary Development Center, the Troy headquarters, and the Chennai Development Center have been upgraded and tested for compliance. Upgrades and replacement of PCs at the Mumbai Development Center is in process with a targeted completion date by the end of the second quarter.

     All proprietary delivery software as well as internal applications are Year 2000 compliant. The Company is currently implementing Year 2000 compliant, PeopleSoft financial and human resources information systems. The human resource system will be placed into live production in the middle of the second quarter of 1999 while the financial information system is on track to be placed into production during the third quarter of 1999. The financial information systems in Mumbai and Chennai, India are fully Year 2000 compliant.

     The following chart summarizes the project status as of May 1, 1999:

                                           % completed       Planned Completion
        Task                                At 5/01/99             Date
        ----                                ----------             ----
Create Y2K awareness                            100%                 -
Equipment & software inventory                  100%                 -
Critical Systems impact assessment              100%                 -
Develop plan (budget, priorities,
  Resources)                                    100%                 -
Non-critical systems impact assessment          100%                 -
Supplier mailings & follow-up                    60%              June-99
Customer validations & follow-up                 10%              June-99
Remediate non-compliant systems                  45%              Aug-99
Develop contingency plans                         5%              Aug-99
Project closure & review                                          Sep-99

The most significant internal remediation activities yet to be completed include replacement of the telephone switches in the Troy Headquarters and the Cary Global Development Center, replacement of various communication hubs, and completion of PC upgrades and replacements in the Mumbai global Development Center. All of these activities are in process and are targeted for completion during the third quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company anticipates total remediation costs to be approximately $700,000. These costs include amounts necessary to replace or upgrade hardware, replace phone systems, replace data communications equipment, replace non-compliant software, and compensation costs of individuals assigned full time to the project. The replacement of hardware costs will total approximately $500,000, software will total approximately $80,000, and compensation costs will total approximately $120,000. Costs to implement new Human Resource and Financial Information Systems are not considered as Year 2000 costs as these projects were based on growing business needs independent of Year 2000 issues, and were not accelerated by Year 2000 remediation requirements. The $700,000 has been fully reflected in the Company's 1999 operating plan and forecasts. As of March 31, 1999, year-to-date Year 2000 expenditures totaled less than $50,000.

        The refocusing of resources to the Year 2000 has not caused any major internal projects to be deferred; however, the completion of projects to automate several internal processes have been slightly delayed. These delays will not have any material impact on the financial condition or results of operations.

MAJOR RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company believes that its greatest potential financial and operational risks are associated with service interruptions from key communication and utility service providers. To fully assess the extent of this risk, the Company has sent questionnaires to all key service providers via certified mail; is following up with secondary mailings, and is reviewing vendor web sites on the Internet for confirmation of Year 2000 compliance. To date, the Company has mailed approximately 290 confirmations to key suppliers and has received over 200 responses, including positive confirmation from its largest communications vendor, Sprint, as well as ADP, the Company's payroll processor. A vast majority of the vendors have reported significant progress in Year 2000 remediation efforts and expect to be fully compliant before the end of the year. The loss of communication capabilities would have an immediate impact on the Company's ability to maintain operations as would the loss of power at any of the Company's Global Development Centers. The occurrence of either situation could cause a material adverse effect on the Company's financial condition. The Mumbai, India Global Development Center, the Company's largest development center, is supported by a back-up power generator which could provide full power to the center indefinitely, in the event of a power failure.

         The next greatest potential risk is the potential for lost revenue should the Company's customers encounter Year 2000 issues, forcing a reallocation of resources from existing applications and projects. To fully assess the extent of this risk, the Company is exploring customer readiness via direct communication by engagement managers and account executives and by monitoring customer web sites for confirmation of Year 2000 compliance. This risk is partially mitigated by several factors, including: (1) The Company has completed, tested, and delivered Year 2000 compliance services to five of the projected top 10 customers based on projected revenue for 1999 and 2000. (2) The Company's revenue base is comprised primarily of revenues from Fortune 1000 companies. Significant Year 2000 issues by these companies would suggest widespread problems, which in turn would open opportunities to selectively provide additional Year 2000 remediation services, potentially offsetting revenues lost from the suspension of non-year 2000 application support and development projects.

         The next greatest potential risk is the inability to process payroll, reduced or lost banking capabilities, and lost air travel capabilities. While loss of these capabilities would not have an immediate impact on the Company's ability to maintain normal operations, an extended loss of any of these functions could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company receives payroll services from ADP (Automatic Data Processing) and banking services from NBD Bank. As indicated with other key service providers, the Company has requested written confirmation of Year 2000 Compliance from these vendors, and will follow-up with their account representatives to ensure receipt of confirmation. ADP has confirmed that all products used by the Company are fully compliant.

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


FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including those with respect to future levels of business for Syntel, Inc. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report Form 10-K document dated March 30, 1999. Factors that could cause results to differ materially from those set forth above include general trends and developments in the information technology industry, which is subject to rapid technological changes, and the Company's concentration of sales in a relatively small number of large customers, as well as intense competition in the information technology industry, which the Company believes will increase.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is currently not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description
---------------------------------

27                    Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Syntel, Inc.
                              -----------------
                                   (Registrant)


Date   May 10, 1999           By   /s/ Bharat Desai
       ------------             -------------------
                                   Bharat Desai, President and
                                       Chief Executive Officer


Date   May 10, 1999           By  /s/ John Andary
      -------------             -----------------
                                  John Andary, Chief Financial Officer
                              (principal financial and chief accounting officer)

                                  EXHIBIT INDEX

                                                               Sequentially
                                                                 Numbered
Exhibit No.           Description                                  Page
-----------------------------------------------------------------------
27                    Financial Data Schedule                      13