Form 10-Q
period 1999-06-30
SYNTEL INC
filed 1999-08-11
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                              ------------   ------------

Commission file number        0-22903
                      --------------------

                                  Syntel, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Michigan                                   38-2312018
  --------------------------------------------------      ----------------------
          (State or Other Jurisdiction of                     (IRS Employer
           Incorporation or Organization)                    Identification No.)

    2800 Livernois Road, Suite 400, Troy, Michigan                 48083
  --------------------------------------------------            -----------
     (Address of Principal Executive Offices)                    (Zip Code)


                                 (248) 619-2800
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, no par value: 38,127,462 shares issued and outstanding as of August 6, 1999.

                                  SYNTEL, INC.

                                      INDEX

                                                                       Page
                                                                       ----
Part I  Financial Information

        Item 1 Financial Statements                                      3
        Item 2 Management's Discussion and Analysis of                   8
                 Financial Condition and Results of Operation

Part II  Other Information                                              14
Signatures                                                              15

Index to Exhibits                                                       16

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   3 MONTHS                          6 MONTHS
                                                                 ENDED JUNE 30                     ENDED JUNE 30
                                                              ----------------------           --------------------
                                                                1999          1998               1999        1998
                                                              --------      --------           --------   ---------

Revenues                                                     $39,654         $43,214          $78,451        $84,806
Cost of revenues                                              24,377          27,096           48,319         54,143
                                                             -------         -------          -------        -------
Gross profit                                                  15,277          16,118           30,132         30,663
Selling, general and administrative expenses                   7,307           6,931           14,552         13,024
                                                             -------         -------          -------        -------

Income from operations                                         7,970           9,187           15,580         17,639

Other income, principally interest                               575             425            1,107            823
                                                             -------         -------          -------        -------

      Income before income taxes                               8,545           9,612           16,687         18,462

Income taxes                                                   2,657           2,891            5,365          5,705
                                                             -------         -------          -------        -------

      Net income                                             $ 5,888         $ 6,721          $11,322        $12,757
                                                             =======         =======          =======        =======

HISTORICAL EARNINGS PER SHARE (1)
      Basic                                                  $  0.15         $  0.18          $  0.30        $  0.33
      Diluted                                                $  0.15         $  0.17          $  0.29        $  0.32

      Weighted average common shares
      outstanding - diluted                                   38,683          39,517           38,775         39,393
                                                             =======         =======          =======        =======



(1) Gives effect to a 3:2 stock split effective April 22, 1998.

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                       1999                1998
                                                                                      -----                ----

                                       ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 70,750             $ 64,660
     Accounts receivable, net                                                          19,488               23,581
     Advanced billings and other current assets                                        12,565               10,330
                                                                                     --------             --------

          Total current assets                                                        102,803               98,571

Property and equipment                                                                 13,365               12,635
     Less accumulated depreciation                                                      8,042                7,037
                                                                                     --------             --------

          Property and equipment, net                                                   5,323                5,598

Deferred income taxes, noncurrent                                                          --                   66
                                                                                     --------             --------

                                                                                     $108,126             $104,235
                                                                                     ========             ========

                                     LIABILITIES

Current liabilities:
     Accrued payroll and related costs                                               $ 13,643             $ 14,258
     Accounts payable and other current liabilities                                    14,059               14,009
     Deferred revenue                                                                   4,910               10,442
                                                                                     --------             --------

          Total current liabilities                                                    32,612               38,709

Income taxes payable                                                                    1,100                1,379
                                                                                     --------             --------
          Total liabilities                                                            33,712               40,088

                                SHAREHOLDERS' EQUITY

Total shareholders' equity                                                             74,414               64,147
                                                                                     --------             --------

Total liabilities and shareholders' equity                                           $108,126             $104,235
                                                                                     ========             ========



The accompanying notes are an integral part of the consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              SIX MONTHS
                                                                                             ENDED JUNE 30
                                                                                     ---------------------------
                                                                                        1999             1998
                                                                                        ----             ----
Cash flows from operating activities:
      Net income                                                                     $ 11,322          $ 12,757
                                                                                     --------          --------

      Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
           Depreciation                                                                 1,005               812
           Deferred income taxes                                                           66              (191)
           Compensation expense related to
              stock options                                                                45                24
           Changes in assets and liabilities:
                Accounts receivable, net                                                4,093            (7,131)
                Advance billing and other assets                                       (2,235)           (4,802)
                Accrued payroll and other liabilities                                    (844)            4,346
                Deferred revenues                                                      (5,532)            7,041
                                                                                     --------          --------

           Net cash provided by operating activities                                    7,920            12,856

Cash flows used in investing activities,
           property and equipment expenditures                                           (730)           (2,029)

Cash flows provided by (used in) financing activities:
           Net proceeds from issuance of stock                                             79                30
           Common stock repurchases                                                    (1,074)                0
                                                                                     --------          --------

           Net cash provided by (used in) financing activities                           (995)               30

Effect of foreign currency exchange rate changes on cash                                 (105)             (168)
                                                                                     --------          --------

Net increase in cash and cash equivalents                                               6,090            10,689

Cash and cash equivalents, beginning of period                                       $ 64,660          $ 32,945
                                                                                     ========          ========

Cash and cash equivalents, end of period                                             $ 70,750          $ 43,634
                                                                                     ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and June 30, 1998, and cash flows for the six months ended June 30, 1999 and June 30, 1998. The year end condensed balance sheet as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1998.

Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries; Syntel Software Limited ("Syntel India"), an Indian limited liability company, Syntel (Singapore) PTE. Ltd. ("Syntel Singapore"), a Singapore limited liability company, and Syntel Europe, Ltd. ("Syntel Europe"), a United Kingdom limited liability company. All intercompany accounts and transactions have been eliminated.

3. CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated municipal bonds and treasury notes held by a bank with maturity dates of less than ninety days.

4. COMPREHENSIVE INCOME

The Company adopted Statement No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Total Comprehensive Income for the three and six month periods ended June 30, 1999 and 1998 was as follows (in thousands):

                                                        Three Months Ended              Six Months Ended
                                                            June 30                         June 30
                                                      1999           1998              1999        1998
                                                      ----           ----              ----        ----
        Net Income                                  $5,888          $6,721           $11,322     $12,757
        Other Comprehensive income
        Foreign currency translation Adjustments       (80)           (156)             (105)       (168)
                                                    ------          ------           -------     -------
        Total comprehensive income                  $5,808          $6,565           $11,217     $12,589

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

                                                                Three Months Ended
                                                      June 30, 1999              June 30, 1998
                                                      -------------              -------------
                                                Weighted      Earnings      Weighted      Earnings
                                                Average         per         Average         per
                                                Shares         Share         Shares        Share
                                                ------         -----         ------        -----
                                                    (in thousands, except per share earnings)
        Basic earnings per share                38,129        $  0.15        38,186        $  0.18
        Net dilutive effect of stock options
            outstanding                            554                        1,331
                                              --------        -------        ------        -------
        Diluted earnings per share              38,683        $  0.15        39,517        $  0.17

                                                                  Six Months Ended
                                                      June 30, 1999              June 30, 1998
                                                      -------------              -------------
                                              Weighted        Earnings      Weighted      Earnings
                                               Average          per          Average         per
                                               Shares          Share         Shares         Share
                                               ------          -----         ------         -----
                                                      (in thousands, except per share earnings)
        Basic earnings per share                38,156         $ 0.30        38,180         $ 0.33
        Net dilutive effect of stock options
            Outstanding                            619                        1,213
                                               -------         ------        ------         ------
        Diluted earnings per share              38,775         $ 0.29        39,393         $ 0.32



6.  SEGMENT REPORTING
        The Company manages its operations through two segments, IntelliSourcing and TeamSourcing. Management allocates all corporate expenses to the segments. Key financial data for each segment for the three and six month periods ending June 30, 1999 and June 30, 1998 is as follows:

                                      Three Months Ended                         Six Months Ended
                               June 30, 1999       June 30, 1998           June 30, 1999     June 30, 1998
                               -------------       -------------           -------------    --------------
                                       (in thousands)                            (in thousands)
        Revenues:
             IntelliSourcing    $  25,799        $   26,885                $ 49,521           $ 52,068
             TeamSourcing          13,855            16,329                  28,930             32,738
                                ---------          --------                --------           --------
                                   39,654            43,214                  78,451             84,806
        Gross Profit:
             IntelliSourcing    $  11,667         $  11,879                $ 22,133           $ 22,529
             TeamSourcing           3,610             4,239                   7,999              8,134
                                ---------         ---------                --------           --------
                                   15,277            16,118                  30,132             30,663

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its IntelliSourcing and TeamSourcing business segments. Total revenues decreased 8.2% to $39.7 million in the second quarter of 1999 from $43.2 million in the second quarter of 1998. Revenues for the first six months of 1999 decreased 7.5% to $78.5 million from $84.8 million for the same period in 1998. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, and Syntel Europe, as of June 30, 1999 decreased to 1,322 compared to 1,836 as of June 30, 1998.

IntelliSourcing Revenues. IntelliSourcing revenues decreased to $25.8 million for the second quarter of 1999, or 65.1% of total revenues, from $26.9 million, or 62.2% of second quarter revenues for 1998. Revenues for the first six months of 1999 decreased to $49.5 million, or 63.1% of total revenues, from $52.1 million, or 61.4% of total revenues for the first six months of 1998. Both the $1.1 million decrease in second quarter revenues and the $2.5 million decrease in year-to-date revenues were attributable primarily to anticipated staffing decreases in several outsourcing engagements as well as the completion of several projects that contributed revenues in the first half of 1998 but were completed during 1998, which combined, resulted in decreased revenues of approximately $8.8 million and $17.6 million for the second quarter and the first six months of 1999, respectively. This was largely offset by growth in several engagements as well as new engagements, which combined, contributed approximately $7.7 million and $15.1 million to the second quarter and the first six months of 1999, respectively.

IntelliSourcing Cost of Revenues. Cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, travel, and warranty reserves. IntelliSourcing costs of revenues decreased to 54.8% of total IntelliSourcing revenues for the second quarter of 1999, from 55.8% for the second quarter of 1998. The decrease in cost of revenues as a percent of revenues for the second quarter of 1999 from 1998 was attributable primarily to a release of warranty reserves, and reduced travel / relocation costs, contributing approximately 2.4% and 1.4%, respectively, to the increased margin. These were partially offset by a 1.8% increase in compensation levels. For the first six months of 1999, IntelliSourcing costs of revenues decreased to 55.3% of total IntelliSourcing revenues, from 56.7% for the same period in 1998. The decrease in cost of revenues for the first six months of 1999 from 1998 was attributable primarily to the release of warranty reserves and reduced travel / relocation costs, as well as a non-recurring payroll tax charge in the first quarter of 1998, contributing approximately 1.4%, 0.7%, and 1.6% respectively, to the increased margin. These were partially offset by an increase in average compensation levels of approximately 2.3%.

TeamSourcing Revenues. TeamSourcing revenues decreased to $13.9 million for the first quarter of 1999, or 34.9% of total revenues, down from $16.3 million, or 37.8% of total revenues for the first quarter of 1998. Revenues for the first six months of 1999 decreased to $28.9 million, or 36.9% of total revenues, down from $32.7 million, or 38.6% of total revenues for the first six months of 1998. The revenue decrease for both the second quarter and year-to-date was attributable primarily to a reduction in the number of U.S. based billable consultants, contributing approximately $3.9 million and $6.5 million, respectively, to the reduced revenue. This was partially offset by billing rate increases of approximately $0.7 million and $1.1 million, respectively, for the second quarter and the first six months of 1999; as well as growth in the U.K.

and Singapore of $0.7 million and $1.6 million, respectively, for the second quarter and the first six months of 1999.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants primarily in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased slightly to 73.9% of TeamSourcing revenues for the second quarter of 1999, down from 74.0% for the second quarter of 1998. The decrease in cost of revenues as a percent of TeamSourcing revenues was attributable primarily to increased average bill rates of 2.7%, partially offset by compensation increases 2.2% and decreased resource utilization of 0.4%. TeamSourcing cost of revenues decreased to 72.4% of TeamSourcing revenues for the first six months of 1999, down from 75.2% for the first six months of 1998. The decrease in cost of revenues as a percent of TeamSourcing revenues for the first six months of 1999 was attributable primarily to a non-recurring payroll tax charge in the first quarter of 1998 and increased average bill rates, contributing approximately 2.4% and 2.2%, respectively to the increased margins; partially offset by a 1.8% decrease due to compensation increases.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, delivery, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended June 30, 1999 were $7.3 million, or 18.4% of total revenues, compared to $6.9 million, or 16.0% of total revenues, for the three months ended June 30, 1998. Selling, general, and administrative costs for the six month period ending June 30, 1999 were $14.6 million, or 18.5% of total revenues, compared to $13.0 million, or 15.4% of total revenues, for the six months ending June 30, 1998. The increase in selling, general, and administrative costs for both the three and six month periods ending June 30, 1999 was primarily attributable to increased professional staffing in sales, marketing, recruiting, and support.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. Both the Mumbai and Chennai expansion programs, completed in mid-1998, were financed from internally generated funds.

Net cash generated by operating activities was $7.9 million for the first six months of 1999, compared to $12.9 million for the first six months of 1998. The $5.0 million decrease was attributable primarily to a decrease in deferred revenues, accrued payroll and other liabilities, and lower net income of $12.6 million, $5.2 million, and $1.4 million, respectively; partially offset by decreased accounts receivables and advance billings and other assets of $11.2 million and $2.5 million, respectively. The decrease in accounts receivable was due primarily to a 12 day improvement in days sales outstanding and reduced second quarter revenues. The decrease in deferred revenues is attributable primarily to the completion of Year 2000 remediation engagements which were generally billed at an accelerated rate.

Net cash used in investing activities was $0.7 million for the first six months of 1999 as compared to $2.0 million for the first six months of 1998. Cash used for investing activities for the six months ended June 30, 1999 consisted primarily of capitalized development costs of $0.4 million and computer equipment of $0.3 million. Cash used for investing activities for the six months ended June 30, 1998 consisted primarily of $1.1 million for facility expansion and improvements at the Chennai and Mumbai Global Development Centers $0.4 million in license fees for a new integrated accounting and human resources information system, and $0.5 million for computer hardware.

Net cash used in financing activities for the six months ended June 30, 1999 consisted principally of the purchase of 122,500 shares of treasury stock for $1.0 million.

The Company has a line of credit with NBD Bank, which provides for borrowings of up to $30.0 million.

The line of credit expires on August 31, 1999. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At June 30, 1999, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $15.0 million facility with NBD Bank to finance acquisitions which also expires on August 31, 1999. The Company has not borrowed any amounts under this facility. The Company intends to renew both the $30 million and the $15 million line of credit before the expiration date.

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

    Over 60% of the Company's IT professionals work on-site at the client location. These consultants utilize client provided work stations and software. Virtually all of the approximately 1100 personal computers in operation at the Company's Global Development Centers and Troy headquarters have been made Year 2000 compliant by means of a Bios upgrade and have been tested for compliance. Remediation of personal computers at the Company's various sales offices is in process and will be completed by the end of the third quarter. Software testing and remediation has been completed on all personal computers in the Cary, Chennai, and Santa Fe Development Centers. Software remediation of personal computers in the Mumbai Development Center is expected to be completed during the third quarter of 1999.

     All proprietary delivery software as well as internal applications are Year 2000 compliant. The Company is currently implementing Year 2000 compliant, PeopleSoft financial and human resources information systems. The human resource system was placed into live production during the second quarter of 1999. The financial information system is being implemeted by module. General ledger and accounts payable were implemented in June and July, respectively, with the remaining modules to be placed into production during the third quarter of 1999. The financial information systems in Mumbai and Chennai, India are fully Year 2000 compliant.

The most significant internal remediation activities yet to be completed include replacement of the telephone system for the Troy Headquarters and replacement of the voice mail systems in both the Cary Global Development Center and the Troy Headquarters, as well as replacement of various communication hubs. Purchase orders for new communication hubs have been issued and replacement will commence as soon as the hardware is received. Evaluation of replacement phone and voice mail systems has been completed and purchase negotiations are near completion.

     The following chart summarizes the project status as of August 1, 1999:

                                           % completed       Expected Completion
        Task                                At 8/01/99             Date
        ----                                ----------             ----
Create Y2K awareness                            100%                  -
Equipment & software inventory                  100%                  -
Critical Systems impact assessment              100%                  -
Develop plan (budget, priorities,
  Resources)                                    100%                  -
Non-critical systems impact assessment          100%                  -
Supplier mailings & follow-up                    80%               On-going
Customer validations & follow-up                 20%               Sep-99
Remediate non-compliant hardware systems         60%               Sep-99
Remediate non-compliant software systems         80%               Sep-99
Develop contingency plans                        50%               Aug-99
Project closure & review                                           Sep-99


COSTS TO ADDRESS YEAR 2000 ISSUES. The Company anticipates total remediation costs to be approximately $700,000. These costs include amounts necessary to replace or upgrade hardware, replace phone systems, replace data communications equipment, replace non-compliant software, and compensation costs of individuals assigned full time to the project. The replacement of hardware costs will total approximately $500,000, software will total approximately $80,000, and compensation costs will total approximately $120,000. Costs to implement new Human Resource and Financial Information Systems are not considered as Year 2000 costs as these projects were based on growing business needs independent of Year 2000 issues, and were not accelerated by Year 2000 remediation requirements. The $700,000 has been fully reflected in the Company's 1999 operating plan and forecasts. As of June 30, 1999, year-to-date Year 2000 expenditures totaled approximately $100,000, as the most costly activities, replacement of communications switches and hubs, are scheduled to be completed during the third quarter of 1999.



        The refocusing of resources to the Year 2000 has not caused any major internal projects to be deferred; however, the completion of projects to automate several internal processes have been slightly delayed. These delays will not have any material impact on the financial condition or results of operations.

MAJOR RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company believes that its greatest potential financial and operational risks are associated with service interruptions from key communication and utility service providers. To fully assess the extent of this risk, the Company has sent questionnaires to all key service providers via certified mail; is following up with secondary mailings, and is reviewing vendor web sites on the Internet for confirmation of Year 2000 compliance. To date, the Company has mailed approximately 290 confirmations to key suppliers and has received over 200 responses, including positive confirmation from Sprint, its largest communications vendor, ADP the Company's payroll processor, and Videsh Sanchar Nigam, Limited, the national telephone company in India. A vast majority of the vendors have reported significant progress in Year 2000 remediation efforts and expect to be fully compliant before the close of the third quarter. The loss of communication capabilities would have an immediate impact on the Company's ability to maintain operations as would the loss of power at any of the Company's Global Development Centers. The occurrence of either situation could cause a material adverse effect on the Company's financial condition. The Mumbai, India Global Development Center, the Company's largest development center, is supported by a back-up power generator which could provide full power to the center indefinitely, in the event of a power failure.

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

YEAR 2000 CONTINGENCY PLANS. The Company is in the process of developing contingency plans. Because the major risks (communications and utilities) are associated with large, external service providers for which the Company has no influence or control, and for which the implementation of substitute processes are not practical, contingency plans will include migrating activity from vendors for which Year 2000 compliance has not been confirmed and in shifting work to Global Development Centers for which Year 2000 compliance for utilities and communications have been confirmed. The Company has also developed preliminary plans for addressing potential facility, travel, payroll, and banking disruptions. The facility contingency plan includes provisions for backup generator support at each of the development centers, advance purchases of key supplies, increased security, and emergency procedures. In regard to air travel, the Company will attempt to reduce the impact from a temporary termination of services by assessing new customer placement requirements for early January 2000, and will suggest an earlier start date to ensure that key placements are not delayed. The probability of encountering payroll problems is considered low as both ADP and Bank One have confirmed full compliance and the Company's first pay date of year 2000 is not until January 10; however,contingency plans are being developed to increase direct deposit participation and to confirm direct deposits to all accounts with the bank immediately following the transfers.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting on Wednesday June 2, 1999. At the meeting, Neerja Sethi and Douglas E. Van Houweling were elected as directors of the Corporation to serve for a three year term until the annual meeting of shareholders in 2002. The vote of the shareholders with regard to the election of Ms. Sethi as a director was 34,231,629 shares FOR and 19,075 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Van Houweling as a director was 34,231,629 shares FOR and 19,075 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: Paritosh K. Choksi, Bharat Desai, and George R.
Mrkonic.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description
---------------------------------

27                    Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Syntel, Inc.
                                          ------------
                                          (Registrant)


Date   August 10, 1999                    By  /s/ Bharat Desai
       ---------------                      ------------------
                                      Bharat Desai, President and
                                        Chief Executive Officer


Date   August 10, 1999                    By  /s/ John Andary
       ---------------                      -----------------
                                      John Andary, Chief Financial Officer
                              (principal financial and chief accounting officer)

                                  EXHIBIT INDEX


                                                                    Sequentially
                                                                      Numbered
Exhibit No.           Description                                        Page
-----------------------------------------------------------------------------
27                    Financial Data Schedule                              13