Form 10-Q
period 1999-09-30
SYNTEL INC
filed 1999-11-15
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1999  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -----------------

Commission file number    0-22903
                       -------------

                                  Syntel, Inc.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Michigan                                       38-2312018
 ------------------------------                        ------------------
(State or Other Jurisdiction of                          (IRS Employer
 Incorporation or Organization)                        Identification No.)

 2800 Livernois Road, Suite 400, Troy, Michigan              48083
-----------------------------------------------            ----------
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

Yes       X         No
    --------------     -------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,227,611 shares issued and outstanding as of November 5, 1999.

                                  SYNTEL, INC.

                                      INDEX

                                                                       Page
                                                                       ----
Part I  Financial Information

        Item 1 Financial Statements                                        3
        Item 2 Management's Discussion and Analysis of                     9
                  Financial Condition and Results of Operation

Part II  Other Information                                                15
Signatures                                                                16

Index to Exhibits                                                         17

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                   3 MONTHS            9 MONTHS
                                               ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                               ---------------------------------------
                                                 1999      1998      1999       1998
                                                 ----      ----      ----       ----
Revenues                                       $42,564   $43,607   $121,015   $128,413
Cost of revenues                                26,477    27,772     74,797     81,915
                                               -------   -------   --------   --------
Gross profit                                    16,087    15,835     46,218     46,498
Selling, general and administrative expenses     9,502     7,423     24,053     20,447
                                               -------   -------   --------   --------

Income from operations                           6,585     8,412     22,165     26,051

Other income, principally interest                 541       680      1,648      1,503
                                               -------   -------   --------   --------

      Income before income taxes                 7,126     9,092     23,813     27,554

Income taxes                                     2,442     2,638      7,807      8,343
                                               -------   -------   --------   --------

      Net income                               $ 4,684   $ 6,454   $ 16,006   $ 19,211
                                               =======   =======   ========   ========

EARNINGS PER SHARE (1)
      Basic                                    $  0.12   $  0.17   $   0.42   $   0.50
      Diluted                                  $  0.12   $  0.16   $   0.41   $   0.49

      Weighted average common shares
      outstanding - diluted                     39,016    39,311     38,855     39,366
                                               =======   =======   ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                    SEPTEMBER 30, DECEMBER 31,
                                                          1999       1998
                                                          ----       ----
                                     ASSETS

Current assets:
     Cash and cash equivalents                         $ 58,970   $ 64,660
     Accounts receivable, net                            24,297     23,581
     Advanced billings and other current assets          10,410     10,330
                                                       --------   --------

          Total current assets                           93,677     98,571

Property and equipment                                   14,744     12,635
     Less accumulated depreciation                        8,617      7,037
                                                       --------   --------

          Property and equipment, net                     6,127      5,598

Goodwill, net of amortization                            19,518          -
Deferred income taxes, noncurrent                             -         66
                                                       --------   --------

                                                       $119,322   $104,235
                                                       ========   ========

                                   LIABILITIES

Current liabilities:
     Accrued payroll and related costs                 $ 14,369   $ 14,258
     Accounts payable and other current liabilities      17,301     15,009
     Deferred revenue                                     3,918     10,442
                                                       --------   --------

          Total current liabilities                      35,588     39,709

Income taxes payable                                          -        379
                                                       --------   --------
          Total liabilities                              35,588     40,088

                              SHAREHOLDERS' EQUITY

Total shareholders' equity                               83,734     64,147
                                                       --------   --------

Total liabilities and shareholders' equity             $119,322   $104,235
                                                       ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30
                                                                   --------------------
                                                                     1999        1998
Cash flows from operating activities:
      Net income                                                   $ 16,006    $ 19,211
                                                                   --------    --------

      Adjustments to reconcile net income to net cash
              provided by operating activities:
           Depreciation and amortization                              1,911       1,337
           Deferred income taxes                                         66        (310)
           Compensation expense related to
              stock options                                              75          39
           Changes in assets and liabilities net of effects from
              purchase of Metier Inc & IMG Inc:
                Accounts receivable, net                              4,437      (4,793)
                Advance billing and other assets                         47      (4,230)
                Accrued payroll and other liabilities                (3,202)      8,287
                Deferred revenues                                    (6,524)      6,222
                                                                   --------    --------

           Net cash provided by operating activities                 12,816      25,763

Cash flows used in investing activities,
           Property and equipment expenditures                       (1,428)     (2,848)
           Payments for purchases of Metier, Inc. and IMG, Inc.
              net of cash acquired                                  (15,944)          0
                                                                   --------    --------

           Net cash used in investing activities                    (17,372)     (2,848)

Cash flows provided by (used in) financing activities:
           Net proceeds from issuance of stock                          124          59
           Common stock repurchases                                  (1,097)          0
                                                                   --------    --------

           Net cash provided by (used in) financing activities         (973)         59

Effect of foreign currency exchange rate changes on cash               (161)       (147)
                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                 (5,690)     22,827

Cash and cash equivalents, beginning of period                     $ 64,660    $ 32,945
                                                                   ========    ========

Cash and cash equivalents, end of period                           $ 58,970    $ 55,772
                                                                   ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and September 30, 1998, and cash flows for the nine months ended September 30, 1999 and September 30, 1998. The year end condensed balance sheet as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1998.

Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3.   ACQUISITIONS

On September 22, 1999 the Company executed a purchase agreement with Metier, Inc. (Metier) to acquire substantially all of the assets and business of Metier. Consideration included 300,000 shares of Syntel Common Stock to be issued one year from the date of closing, recognized at the fair value of $4,500,000, and a cash payment of $17,389,611 at closing. The stock consideration is subject to a share price guaranty of $20.00 per share effective for a 90 day period beginning the second anniversary of the closing date. In addition, the agreement provides for earn-out payments not to exceed $16 million based on revenues and earnings for the 24 month period beginning January 1, 2000. The acquisition was treated as a purchase transaction with a total purchase price (excluding potential future earn-outs) of $23,358,144, including expenses of $1,468,533; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values of $9,638,163 and $5,199,145, respectively. This allocation resulted in goodwill of $18,919,126 which is being amortized over 15 years.

On September 2, 1999 the Company acquired the fixed assets and business of IMG Incorporated (IMG). Consideration consisted of a cash payment at closing of $910,206. The acquisition was treated as a purchase transaction with a total purchase price of $978,646, including expenses of $68,440; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values of $76,145 and $26,939, respectively. This allocation resulted in goodwill of $929,440 which is being amortized over 15 years.

The operating results of both Metier and IMG have been included in the consolidated results since July 1, 1999, their respective effective dates.

The consolidated results of operations on a pro forma basis are presented below as though Metier had been acquired as of January 1998 for the respective nine month periods:

                                Nine Months Ended
                                  September 30
                                  ------------
                                 1999        1998
                                 ----        ----
Revenue                        $139,018   $141,132
Net Income                       16,954     19,201
Earnings per share (Diluted)   $   0.43   $   0.48

4.   CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated municipal bonds and treasury notes held by a bank with maturity dates of less than ninety days.

5.   COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine month periods ended September 30, 1999 and 1998 was as follows (in thousands):

                                          Three Months Ended     Nine Months Ended
                                             September  30         September  30
                                            1999       1998      1999         1998
                                            ----       ----      ----         ----
Net Income                                 $ 4,684    $6,454   $ 16,006    $ 19,211
Other Comprehensive income
Foreign currency translation Adjustments       (56)       18       (161)       (150)
Total comprehensive income                 $ 4,628    $6,472   $ 15,845    $ 19,061

6.   EARNINGS PER SHARE

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

                                                 Three Months Ended
                                       September 30, 1999  September 30, 1998
                                       ------------------  ------------------
                                       Weighted  Earnings  Weighted   Earnings
                                       Average     per     Average      per
                                       Shares     Share    Shares      Share
                                       ------     -----    ------      -----
                                      (in thousands, except per share earnings)
Basic earnings per share               38,426   $  0.12     38,193   $   0.17
Net dilutive effect of stock options
    outstanding                           590                1,118
                                       ------   -------     ------   --------
Diluted earnings per share             39,016   $  0.12     39,311   $   0.16

                                                 Nine Months Ended
                                       September  30, 1999  September 30, 1998
                                       ------------------- -------------------
                                       Weighted  Earnings  Weighted   Earnings
                                       Average     per     Average      per
                                       Shares     Share    Shares      Share
                                       ------     -----    ------      -----
                                     (in thousands, except per share earnings)
Basic earnings per share               38,221   $   0.42    38,185   $    0.50
Net dilutive effect of stock options
    Outstanding                           634                1,181
                                       ------   ---------   ------   ---------
Diluted earnings per share             38,855   $   0.41    39,366   $    0.49


7.   SEGMENT REPORTING
     The Company manages its operations through two segments, IntelliSourcing and TeamSourcing. Management allocates all corporate expenses to the segments. Key financial data for each segment for the three and nine month periods ending September 30, 1999 and September 30, 1998 is as follows:

                     Three Months Ended        Nine Months Ended
                  Sept 30, 1999 Sept 30, 1998 Sept 30, 1999 Sept 30, 1998
                  ------------- ------------- ------------- -------------
                          (in thousands)          (in thousands)
Revenues:
     IntelliSourcing   $21,208     $ 27,553   $ 70,729      $ 79,621
     TeamSourcing       21,356       16,054     50,286        48,792
                       -------     --------   --------      --------
                        42,564       43,607    121,015       128,413
Gross Profit:
     IntelliSourcing   $ 9,505     $ 11,694   $ 31,638      $ 34,223
     TeamSourcing        6,582        4,141     14,581        12,275
                       -------     --------   --------      --------
                        16,087       15,835     46,218        46,498

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its IntelliSourcing and TeamSourcing business segments. Total revenues decreased 2.4% to $42.6 million in the third quarter of 1999 from $43.6 million in the third quarter of 1998. Revenues for the first nine months of 1999 decreased 5.8% to $121.0 million from $128.4 million for the same period in 1998. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, and Syntel Europe, as of September 30, 1999 decreased to 1,366 compared to 1,768 as of September 30, 1998.

IntelliSourcing Revenues. IntelliSourcing revenues decreased to $21.2 million for the third quarter of 1999, or 49.8% of total revenues, from $27.6 million, or 63.2% of third quarter revenues for 1998. Revenues for the first nine months of 1999 decreased to $70.7 million, or 58.4% of total revenues, from $79.6 million, or 62.0% of total revenues for the first nine months of 1998. Both the $6.4 million decrease in third quarter revenues and the $8.9 million decrease in year-to-date revenues were attributable primarily to the successful completion of Year 2000 remediation engagagements as well as anticipated staffing decreases in several application management engagements, which combined, resulted in decreased revenues of approximately $11.2 million and $28.8 million for the third quarter and the first nine months of 1999, respectively. This was partially offset by net growth in several engagements as well as new engagements, which combined, contributed approximately $4.8 million and $19.9 million to the third quarter and the first nine months of 1999, respectively.

IntelliSourcing Cost of Revenues. Cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, travel, and warranty reserves. IntelliSourcing costs of revenues decreased to 55.2% of total IntelliSourcing revenues for the third quarter of 1999, from 57.6% for the third quarter of 1998. The decrease in cost of revenues as a percent of revenues for the third quarter of 1999 from 1998 was attributable primarily to a release of expiring warranty reserves and reduced travel / recruiting / relocation costs, which were partially offset by a 3.6% increase in compensation levels. For the first nine months of 1999, IntelliSourcing costs of revenues decreased to 55.3% of total IntelliSourcing revenues, from 57.0% for the same period in 1998. The decrease in cost of revenues for the first nine months of 1999 from 1998 was attributable primarily to the release of expiring warranty reserves and reduced travel / relocation costs; partially offset by an increase in average compensation levels of approximately 3.5%.

TeamSourcing Revenues. TeamSourcing revenues increased to $21.4 million for the third quarter of 1999, or 50.2% of total revenues, from $16.1 million, or 36.8% of total revenues for the third quarter of 1998. Revenues for the first nine months of 1999 increased to $50.3 million, or 41.6% of total revenues, from $48.8 million, or 38.0% of total revenues for the first nine months of 1998. The revenue increase for both the third quarter and year-to-date was attributable primarily to the acquisitions of Metier and IMG in the third quarter of 1999, increased average bill rates, and growth in the U.K. and Singapore; partially offset by a decrease in the pre-acquisition U.S. based billable consultants. The acquisitions of Metier and IMG contributed $7.7 million to both the third quarter and year-to-date increase, increases in average bill rates contributed $0.3 million and $1.4 million to the third quarter and year-to-date results, respectively, and growth in the U.K. and Singapore contributed $0.4 million and $2.0 million to the third quarter and year-to-date results, respectively. The decrease in the average number of U.S. based billable consultants impacted revenue by approximately $3.1 million and $9.6 million, in the third quarter and year-to-date, respectively.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants primarily in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 69.1% of TeamSourcing revenues for the third quarter of 1999, down from 74.2% for the third quarter of 1998. The decrease in cost of revenues as a percent of TeamSourcing revenues was attributable primarily to increased average bill rates, the impact of the Metier and IMG acquisitions, and reduced recruiting and relocation costs, contributing 2.0%, 1.3%, and 2.5% respectively, to the decrease in costs of revenues. These were partially offset by compensation increases of 1.6%.

TeamSourcing cost of revenues decreased to 71.0% of TeamSourcing revenues for the first nine months of 1999, down from 74.8% for the first nine months of 1998. The decrease in cost of revenues as a percent of TeamSourcing revenues for the first nine months of 1999 was attributable primarily to increased average bill rates, the impact of the Metier and IMG acquisitions, and reduced recruiting and relocation costs, contributing 2.1%, 0.7%, and 1.2% respectively, to the decrease in costs of revenues. These were partially offset by compensation increases of 1.7%.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, delivery, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended September 30, 1999 were $9.5 million, or 22.3% of total revenues, compared to $7.4 million, or 17.0% of total revenues, for the three months ended September 30, 1998. The increase in selling, general, and administrative costs in the third quarter of 1999 over the third quarter of 1998 is attributable primarily to the acquisition of Metier and IMG, goodwill amortization, one-time acquisition costs, and increased professional staffing in sales, marketing, recruiting, and support, contributing $1.4 million, $0.3 million, $0.4 million, and $0.2 million, respectively, partially offset by a reduction in recruiting, relocation, and other administrative costs of $0.2 million Selling, general, and administrative costs for the nine month period ending September 30, 1999 were $24.1 million, or 19.9% of total revenues, compared to $20.4 million, or 15.9% of total revenues, for the nine months ending September 30, 1998. The increase in selling, general, and administrative costs for nine month period ending September 30, 1999 as compared to the same period in 1998 was primarily attributable to the acquisition of Metier and IMG, as well as increased professional staffing in sales, marketing, recruiting, and support, contribuitng $2.1 million and $1.5 million, respectively to the increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs through operations. Both the Mumbai and Chennai expansion programs, completed in mid-1998, were financed from internally generated funds.

Net cash generated by operating activities was $12.8 million for the first nine months of 1999. Cash flows from operating activities included a $6.5 million decrease in deferred revenues attributable principally to the completion of fixed price year 2000 engagements as well as a $4.4 million increase in accounts receivable and a $3.2 million decrease in accrued payroll and other liabilities. The increase in accounts receivable and the decrease in accrued payroll and other liabilities were attributable primarily to the net effect of the third quarter acquisitions, contributing $4.1 million and $3.1 million, respectively, to the net change in accounts receivable and accrued payroll and other liabilities for the nine month period ending September 30, 1999. Net cash generated by operating activities for the first nine months of 1998 were $25.8 million. The $25.8 million increase was attributable primarily to increase in deferred revenues, accrued payroll and other liabilities; partially offset by increased accounts receivables and advance billings and other assets. The increase in deferred revenue was attributable primarily to the ramp-up of fixed price year 2000 engagements, the increase in accrued payroll and other assets was attributable primarily to increase in payroll accruals and warranty reserves, the increase in accounts receivable was attributable principally to increased revenues in the third quarter of 1998 over fourth quarter of 1997 levels, and the increase in advanced billings and other assets was attributable principally to increases in advanced tax payments and deferred tax assets.

Net cash used in investing activities was $17.4 million for the first nine months of 1999 as compared to $2.8 million for the first nine months of 1998. Cash used for investing activities for the nine months ended September 30, 1999 consisted primarily of $15.9 million in cash payments related to the acquisitions of Metier and IMG, capitalized development costs of $0.9 million and computer equipment of $0.5 million. Cash used for investing activities for the nine months ended September 30, 1998 consisted primarily of $1.8 million for facility expansion and improvements at the Chennai and Mumbai Global Development Centers, $0.4 million in license fees for a new integrated accounting and human resources information system, and $0.6 million for computer hardware.

Net cash used in financing activities for the nine months ended September 30, 1999 consisted principally of the purchase of 129,000 shares of treasury stock for $1.1 million, partially offset by $0.1 million in proceeds received from the exercising of stock options.

The Company has extended and increased its line of credit with Bank One. The amended agreement increased the line from $30 million to $40 million and was extended to August 31, 2000. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At September 30, 1999, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a line of credit with Bank One to finance acquisitions. This facility was increased from $15 million to $20 million and was also extended to August 31, 2000. The Company has not borrowed any amounts under this facility.

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

     Over 60% of the Company's IT professionals work on-site at the client location. These consultants utilize client provided work stations and software. Virtually all of the approximately 1100 personal computers in operation at the Company's Global Development Centers and Troy headquarters as well as the personal computers at the Company's various sales offices have been made Year 2000 compliant by means of a Bios upgrade and have been tested for compliance. Software testing and remediation has been completed on all personal computers in the Cary, Chennai, Mumbai, and Santa Fe Development Centers. All computer equipment, software, and communication systems used by the Companys recent acquisitions, Metier and IMG, is fully Year 2000 compliant.

     All proprietary delivery software as well as internal applications are Year 2000 compliant. The Company has implemented Year 2000 compliant, PeopleSoft financial and human resources information systems. The human resource system was placed into live production during the second quarter of 1999. The financial information system, including general ledger, accounts payable, billing, and accounts receivable were placed into production during the third quarter of 1999. The financial information systems in Mumbai and Chennai, India are fully Year 2000 compliant.

The most significant internal remediation activities yet to be completed include upgrade of the telephone system for the Troy Headquarters, replacement of the phone system in the Mumbai Global Development Center and replacement of various communication hubs. The Company has completed the final determination of the necessary equipment upgrades / replacements to the phones and hubs, and will complete all remediation activities and testing before the end of 1999.

     The following chart summarizes the project status as of November 1, 1999:

                                           % completed       Expected Completion
        Task                                At 11/01/99             Date
        ----                                -----------             ----
Create Y2K awareness                            100%                  -
Equipment & software inventory                  100%                  -
Critical Systems impact assessment              100%                  -
Develop plan (budget, priorities,
  Resources)                                    100%                  -
Non-critical systems impact assessment          100%                  -
Supplier mailings & follow-up                    90%               On-going
Customer validations & follow-up                 80%               On-going
Remediate non-compliant hardware systems         60%               Dec-99
Remediate non-compliant software systems        100%
Develop contingency plans                        80%               Nov-30


COSTS TO ADDRESS YEAR 2000 ISSUES. The Company anticipates total remediation costs to be approximately $456,000. These costs include amounts necessary to replace or upgrade hardware, replace phone systems, replace data communications equipment, replace non-compliant software, and compensation costs of individuals assigned full time to the project. The replacement and upgrade of hardware will total approximately $315,000, software will total approximately $21,000, and compensation costs will total approximately $120,000. Costs to implement new Human Resource and Financial Information Systems are not considered as Year 2000 costs as these projects were based on growing business needs independent of Year 2000 issues, and were not accelerated by Year 2000 remediation requirements. The $456,000 has been fully reflected in the Company's 1999 operating plan and forecasts. As of September 30, 1999, year-to-date Year 2000 expenditures totaled approximately $240,000, as the most costly activities, replacement of communications switches and hubs, are not yet completed.

     The refocusing of resources to the Year 2000 has not caused any major internal projects to be deferred; however, the completion of projects to automate several internal processes have been slightly delayed. These delays will not have any material impact on the financial condition or results of operations.

MAJOR RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company believes that its greatest potential financial and operational risks are associated with service interruptions from key communication and utility service providers. To fully assess the extent of this risk, the Company has sent questionnaires to all key service providers via certified mail; followed up with secondary mailings, and is reviewing vendor web sites on the Internet for confirmation of Year 2000 compliance. To date, the Company has mailed approximately 290 confirmations to key suppliers and has received over 230 responses, including positive confirmation from Sprint, its largest communications vendor, ADP the Company's payroll processor, Videsh Sanchar Nigam, Limited, the national telephone company in India, and Bank One, the Company's U.S. bank, as well as all other from whom a disruption in service would impact the Company's operations. A vast majority of the vendors have reported either full Year 2000 compliance or significant progress in Year 2000 remediation efforts with no significant outstanding issues and expect to be fully compliant before the end of the year. The loss of communication capabilities would have an immediate impact on the Company's ability to maintain operations as would the loss of power at any of the Company's Global Development Centers. The occurrence of either situation could cause a material adverse effect on the Company's financial condition. The Mumbai, India Global Development Center, the Company's largest development center, is supported by a back-up power generator which could provide full power to the center indefinitely, in the event of a power failure.

     The next greatest potential risk is the potential for lost revenue should the Company's customers encounter Year 2000 issues, forcing a reallocation of resources from existing applications and projects. To fully assess the extent of this risk, the Company is exploring customer readiness via direct communication by engagement managers and account executives and by monitoring customer web sites for confirmation of Year 2000 compliance. This risk is partially mitigated by several factors, including: (1) The Company has completed, tested, and delivered Year 2000 compliance services to five of the projected top 10 customers based on projected revenue for 1999 and 2000. (2) The Company's revenue base is comprised primarily of revenues from Fortune 1000 companies. Significant Year 2000 issues by these companies would suggest widespread problems, which in turn would open opportunities to selectively provide additional Year 2000 remediation services, potentially offsetting revenues lost from the suspension of non-year 2000 application support and development projects. The Company has received direct confirmations and/or has noted positve representations on customer web sites from a large number of the customers including all of the largest ten customers.

YEAR 2000 CONTINGENCY PLANS. The Company is in the process of developing contingency plans. Because the major risks (communications and utilities) are associated with large, external service providers for which the Company has no influence or control, and for which the implementation of substitute processes are not practical, contingency plans will include migrating activity from vendors for which Year 2000 compliance has not been confirmed and in shifting work to Global Development Centers for which Year 2000 compliance for utilities and communications have been confirmed. The Company has also developed plans for addressing potential facility, travel, payroll, and banking disruptions. The facility contingency plan includes provisions for backup generator support at each of the development centers, advance purchases of key supplies, increased security, and emergency procedures. In regard to air travel, the Company will attempt to reduce the impact from a temporary termination of services by assessing new customer placement requirements for early January 2000, and will suggest an earlier start date to ensure that key placements are not delayed. The probability of encountering payroll problems is considered low as both ADP and Bank One have confirmed full compliance and the Company's first pay date of year 2000 is not until January 10; however, contingency plans include employee mailings to increase direct deposit participation and to confirm direct deposits to all accounts with the bank immediately following the transfers.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The remainder of the proceeds from the Corporations's issuance of common stock pursuant to a Registration Statement on Form S-1 (Commission file number 333-28655, effective date August 12, 1997) were applied towards the acquisition of certain of the assets of Metier, Inc. as reported by the Company on a Form 8-K filed with the Commission and dated September 22, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description
---------------------------------
27                    Financial Data Schedule

(b) Reports on Form 8-K

On October 7, 1999 the Company filed a Report on Form 8-K, dated September 22, 1999 reporting its acquisition of certain of the net assets of Metier, Inc. (Metier) pursuant to an Asset Purchase Agreement dated as of July 1, 1999 entered into by and among the Company, Metier and ther shareholders of Metier.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Syntel, Inc.
                              (Registrant)


Date  November 11, 1999       By   /s/ Bharat Desai
      -----------------         ------------------------------------
                              Bharat Desai, President and
                              Chief Executive Officer


Date  November 11, 1999       By  /s/ John Andary
      -----------------         ------------------------------------
                              John Andary, Chief Financial Officer
                              (principal financial and chief accounting officer)

                                  EXHIBIT INDEX

                                                           Sequentially
                                                             Numbered
Exhibit No.      Description                                   Page
-------------------------------------------------------------------
27               Financial Data Schedule                        18