Form 10-K
period 1999-12-31
SYNTEL INC
filed 2000-03-30
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2000, based on the last sale price of $15.50 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $80,680,615.

         As of March 15, 2000, the Registrant had 38,288,669 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on or about May 23, 2000 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries in India, the UK, and Singapore on a consolidated basis.

OVERVIEW

         Syntel is a worldwide provider of advanced technology services to Fortune 1000 companies, as well as to government entities. The Company's service offerings are grouped into three segments, e-Business, Application Outsourcing, and Teamsourcing(sm). E-Business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Application Outsourcing (EAI) services. Application Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. TeamSourcing(sm) consists of professional IT consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

         Through its e-Business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involves services in the areas of web architecture, web-enabling legacy applications, as well as the creation of web portals. CRM involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Application Outsourcing involves consulting and Application Outsourcing services designed to better integrate Front Office and Back Office applications.

         Through Applications Outsourcing, Syntel provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected application support functions of the customer. Utilizing its developed methodologies, processes and tools, known as IntelliTransfer(R), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. In 1999 and 1998, e-Business and Applications Outsourcing services combined accounted for approximately 75% and 72% of total consolidated revenues, respectively.

         Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 25% and 28% of revenues, for the years ended December 31, 1999 and 1998, respectively.

         The Company's Global Delivery Service provides Syntel with flexibility to deliver to each customer a unique mix of services on-site at the customer's location, off-site at its U.S. locations and offshore at Global Development Centers in Mumbai and Chennai, India. The benefits to the customer from this customized service approach include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week and cost-effectiveness. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world largely unconstrained by geographies, time zones and cultures.

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 1999, based on revenues, were American International Group, Inc., Dayton Hudson Corp., Ford Motor Co., Daimler-Chrysler Corporation and Kemper Insurance. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. During recent years the Company has focused on increasing its resources in the development, marketing and sales of its e-Business and Applications Outsourcing services.

         The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 1999, Syntel's worldwide billable headcount consisted of 1,367 IT consultants providing professional services to Syntel's customers. The company was incorporated under Michigan law on April 15, 1980.

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

         GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 1999, approximately 60% of Syntel's U.S. workforce (44% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (the "INS") limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including H-1B visas, that may be issued.

         VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Application Outsourcing engagements; customers' budget cycles; and investment time for training. Because a significant percentage of the Company's selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. As fixed price engagements grow in revenue and percent of total revenue, operating results may be adversely affected in the future if there are cost overruns on fixed-price engagements. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing an adverse effect on the Company's financial condition at the time.

         CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 68%, 70% and 75% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997 two customers contributed revenues in excess of 10% of total consolidated revenues. In 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer is American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 21%, 26% and 31% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. For the years ended December 31, 1998 and 1997, Dayton Hudson Group was the Company's second largest customer, contributing 14% and 12% of total consolidated revenues, respectively.

All of the revenue generated from engagements with AIG and Dayton Hudson Group is in the Application Outsourcing segment.

The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customer's businesses, any failure by Syntel to meet a customer's expectations could result in cancellation or nonrenewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Most of the Company's contracts are terminable by the customer with limited notice and without penalty. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition. The contract with AIG expires December 31, 2000.

         EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 1999, the Company had approximately 17% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 10%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

         INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing services, the Company competes primarily with Keane, IBM Global Solutions, Andersen Consulting, Infosys, and Computer Sciences Corporation. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

         ABILITY TO MANAGE GROWTH. The Company's business has experienced rapid growth over the years that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have increased from $45.3 million in 1993 to $162.1 million in 1999, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 1,367 as of December 31, 1999. The Company established a sales office in London, England in 1996, opened a sales and service office in Singapore in May 1997, has expanded its Global Development Center in Mumbai, India and has established a new Global Development Center in Chennai, India. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. The Company has historically derived most of its revenues from professional IT staffing services (TeamSourcing). However, in recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its IntelliSourcing business segment, with increased focus on outsourcing services for ongoing applications management, development, and maintenance. Additionally, the Company has invested in the development of its emerging and rapidly growing e-business practice. In order to increase focus and visibility to e-business, the Company realigned the segment structure during 1999, breaking e-business out of TeamSourcing with the creation of a third segment. Additionally, IntelliSourcing has also been restructured to breakout e-business engagements, and has been renamed to Application Outsourcing. A key factor in the Company's growth strategy is to increase outsourcing service engagements and e-business with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Application Outsourcing and e-business in recent years, as well as the improvement in the Company's direct margins. However, Application Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customers organization, as compared with traditional IT staffing services. While the Company has strengthened its experience and strength in marketing, developing, and performing such outsourcing services, there can be no assurance that the Company's increased focus on outsourcing services and e-business will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

         FIXED-PRICE ENGAGEMENTS. The Company undertakes, from time to time, certain engagements billed on a fixed-price basis, as distinguished from the Company's principal method of billing on a time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues represented approximately 22%, 22% and 12% of total revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

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

         RISKS RELATED TO POSSIBLE ACQUISITIONS. The Company has, and may continue to expand its operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer satisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

         LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Syntel(R), Consider IT Done(R), Method 2000(R), IntelliSourcing(R), IntelliTransfer(R), TeamSourcing(R), Architects of e (SM), Digital Blueprinting-Build-Optimize (SM), Digital Ecosystem (SM), Innovate(SM), e-sanity
(SM), and Integrating the Global Community (SM). The Company has submitted federal trademark applications to register certain names for its service offerings. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

YEAR 2000 REMEDIATION ENGAGEMENTS.
         During the years ended December 31, 1997, 1998, and 1999, the Company provided Year 2000 remediation services as a component of the Applications Integration segment. While all Year 2000 engagements were successfully completed before December 31, 1999 and subsequent to December 31, 1999 the number of reported problems encountered by the Company's customers are both few and minor, there is no assurance that all potential Year 2000 related problems have been exposed. Additionally, the agreements established with two of the Company's larger Year 2000 customers includes warranty periods that extend beyond December 31, 2000. While the Company has established reserves to provide for any warranty work that may be required, and while management is confident that the potential for material issues is very low, there can be no assurance that the reserves will be sufficient should either of these customers encounter significant Year 2000 related processing issues.

INDUSTRY BACKGROUND

         Increasing globalization, rapid adoption of the Internet as a business tool, and technological innovation are creating an increasingly competitive business environment that is requiring companies to fundamentally change their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To effect these changes and adequately address these needs, companies are focusing on their core competencies and cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively.

         Designing, developing, and implementing advanced technology solutions is a key priority for the majority of corporations, now that the Year 2000 computer bug situation is past. In addition, the development and maintenance of new information technology (IT) applications continues to be a high priority. This type of work requires highly skilled individuals trained in diverse technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize their fixed costs and reduce workforces. The Company believes that many organizations are concluding that using outside specialists to address their advanced technology and ongoing IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

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

SYNTEL SOLUTION

         Syntel provides e-Business solutions in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Application Outsourcing (EAI). The Company's approach involves taking an enterprisewide view of the customer's technology and business environment to ensure comprehensive solution integration. This view is termed the Digital Ecosystem (SM). Syntel's methodology for implementing its e-Business services involves Digital Blueprinting/Build/Optimize. In the Digital Blueprinting phase, Syntel's teams analyze the customers current technology environment, their business objectives, and begins architecting the e-Business solution to meet these objectives. In the Build phase, Syntel actually constructs the technology applications and integrates the necessary package applications for the customer. In the Optimize phase, Syntel provides ongoing, cost effective maintenance and enhancement services for the newly created applications.

         Syntel provides comprehensive Applications Outsourcing services consisting of applications management services for ongoing management, development and maintenance of business applications, as well as TeamSourcing services consisting of professional IT consulting services. The Company believes that its Applications Outsourcing approach to IT services outsourcing, which involves assuming responsibility for management of selected applications rather than taking over an entire IT department or providing facilities management, provides significant differentiation from its competitors in the IT services market. Syntel believes that its e-Business, Applications Outsourcing, and TeamSourcing service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its internally developed "intellectual capital," comprised of a proven set of methodologies, practices and tools for managing the IT functions of its customers.

         GLOBAL DELIVERY SERVICE. Syntel performs its services on-site at the customer's location, off-site at Syntel's U.S. locations and offshore at its Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Delivery Service, the Company currently has three Global Development Centers located in Cary, North Carolina; Mumbai, India; and Chennai, India.

         FOCUS ON CUSTOMER SERVICE. The Syntel corporate culture reflects a "customer for life" philosophy which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. For the years ended December 31, 1997, 1998, and 1999, over 90% of the Company's TeamSourcing revenues were from Customers for whom the Company provided services during the previous period. At engagement initiation, Syntel's services are typically based on expertise in the software life-cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes, IT applications and industry, Syntel gains a competitive advantage to perform higher-value IT services for that customer.

         PROVEN INTELLECTUAL CAPITAL. Over its 20-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

SYNTEL STRATEGY

         The Company's objective is to become a strategic partner with its customers in the development of e-Business solutions as well as the ongoing management, development and maintenance of their IT systems by utilizing its Global Delivery Service, intellectual capital and customer service orientation. The Company plans to continue to pursue the following strategies to achieve this objective:

         LEVERAGE GLOBAL DELIVERY SERVICE. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice IT solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Delivery Service and the Company's worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their IT demands increase. The Company intends to expand the capacity of its Global Development Centers worldwide.

         AGGRESSIVELY BUILD E-BUSINESS COMPETENCIES. Through its comprehensive suite of e-Business services, the Company provides a key strategic role in helping customers rapidly and cost-effectively build advanced technology solutions. Through large-scale retraining programs, strategic acquisitions and partnerships, the Company has quickly built a strong competency in the area of e-Business services.

         CONTINUE TO GROW APPLICATIONS OUTSOURCING SERVICES. Through Applications Outsourcing, the Company markets its higher value applications management services for ongoing applications management, development, maintenance. In recent years, the Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing services, including the hiring of additional salespeople and senior managers, redirecting personnel experienced in the sale of higher value contracts, developing proprietary methodologies, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal.

         EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's sales efforts focus on its strategy of migrating existing TeamSourcing customers to higher value e-business and Applications Outsourcing services. Traditionally, the Company formed strong relationships with customers through its high quality and responsive TeamSourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. These long-term relationships also provide the opportunity for the Company to cross-sell e-Business and Applications Outsourcing services which, in some cases, represent a natural extension of work initially performed under the TeamSourcing engagement. Cross-selling engagements with existing clients generated incremental revenues of $14.6 million for the year ended December 31, 1999.

The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in the UK.

         ENHANCE PROPRIETARY KNOWLEDGE BASE AND EXPERTISE. The Company believes that its "intellectual capital" of methodologies, practices, tools and technical expertise is an important part of its competitive advantage. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as Internet/intranet applications, client/server applications, object-oriented software, E-commerce, and data warehousing technology. The Company continually develops new methodologies and toolsets, building skills in e-Business, and acquiring a broad knowledge and expertise in the IT functions of specific industries. Through these efforts, the Company becomes more valuable to the customer, is often able to expand the scope of its work to existing customers, and is able to offer industry-specific expertise.

         ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (i) employs professional recruiters who recruit qualified professionals throughout the U.S. and in India, Canada, Europe, Singapore, the Philippines, and New Zealand, (ii) trains employees and new recruits through its four training centers, two of which are located in the U.S. and two of which are located in India, and (iii) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs.

         PURSUE SELECTIVE ACQUISITION OPPORTUNITIES. Given the highly fragmented nature of the IT services market, the Company believes that opportunities exist to continue expansion through the selective acquisitions of IT services firms to either augment its technical expertise or provide opportunities to cross-sell services. The Company has increased focus on the identification and pursuit of acquisition candidates. Syntel has the following criteria as it relates to potential acquisitions: 1) the acquired company must enhance Syntel's technical competencies; 2) provide enhanced geographic reach; 3) provide access to new and strategic customers; and 4) have solid financials.

         During 1999 the Company made the following acquisitions: (i) the Company purchased substantially all of the assets of Metier, Inc., a privately held Los Angeles based consulting firm, specializing in the design and implementation of data warehousing, e-commerce, and ERM solutions for middle market clients, particularly in the area of healthcare, manufacturing, and financial services; (ii) the Company acquired substantially all of the assets of IMG, Inc, a privately held company located in Beaverton Oregon, specializing in data warehousing / decision support systems, web enabled applications, e-commerce, and customer relationship management.

SERVICES

         Syntel provides a broad range of IT services through its e-Business, Applications Outsourcing and TeamSourcing service offerings. Through its e-Business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management, Data Warehousing/Business Intelligence, and Enterprise Application Outsourcing. Through Applications Outsourcing, the Company provides applications management services for ongoing management, development and maintenance of customer applications. Through TeamSourcing, the Company provides professional IT consulting services. During the past year the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and e-business services. TeamSourcing, e-Business, and Applications Outsourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 1999 and December 31, 1998, e-Business and Applications Outsourcing accounted for approximately 75% and 72%, respectively, of the Company's revenues and TeamSourcing represented approximately 25% and 28%, respectively, of the Company's revenues.

         Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. During 1996, Syntel received the Q-1 rating from Ford Motor Company and became a Preferred Supplier to Daimler-Chrysler Corporation receiving the highest rating in each customer service category. The Q-1 rating from Ford Motor Company and the Preferred Supplier designation from Chrysler Corporation are the highest facility supplier quality ratings awarded by each of these principal customers. During 1998, the Company received ISO 9001 Certification in its Chennai and Mumbai Global Development Centers, and received the "Best Business Partner Award for Excellence in Education" from the Dayton Hudson Corporation. The Company is also a Microsoft Certified Solution Provider.

         e-Business Services

         Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the web, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management services, which involve software solutions to put customers in closer touch with their own customers. Syntel helps customers select appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Application Outsourcing, Syntel takes an enterprise wide view of its customers' environment to implement package software solutions to create better integration, and therefore better information utilization, between front office and back office applications.

         Applications Outsourcing

         Syntel provides higher-value applications management services for ongoing management, development and maintenance of business applications, including Year 2000 compliance services. Through Application Outsourcing, the Company assumes responsibility for, and manages selected application support functions of the customers. The Global Delivery Service is central to Syntel's delivery of Applications Outsourcing services. It enables the Company to respond to customers' needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission critical applications.

         Syntel has developed methodologies, processes and tools to effectively integrate and execute Applications Outsourcing engagements. Referred to as "IntelliTransfer," this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer's personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer, and, finally, seeks to assume responsibility for performance of a particular customer application system or systems. As the Company develops an in-depth knowledge of the customer's personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue more value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and applications of the customer.

         Because providing both e-Business and Applications Outsourcing services typically involves close participation in the IT strategy of a customer's organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer's business requires fast delivery of a mission-critical application update, Syntel will combine its on-site professionals, who have knowledge of the customer's business processes and applications, together with its global infrastructure to deliver around-the-clock resources. If the customer's need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Center, which has significantly lower costs. The Company believes that its ability to provide flexible service delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its e-Business and Applications Outsourcing services from other IT service firms.

         TeamSourcing(sm)

         Syntel offers professional IT consulting services directly to its customers and, to a lesser degree, in partnership with other service providers. The professional IT consulting services include individual professionals and teams of professionals dedicated to assisting customer systems projects and ongoing IT functions. This service responds to the demand from internal IT departments for additional expertise, technical skills and personnel. The Company's wide range of TeamSourcing services include IT applications systems specification, design, development, implementation and maintenance, which involve diverse computer hardware, software, data and networking technologies and practices. Syntel also provides professional IT staffing services to state governments, principally in the area of state welfare automation services. Services to state governments are provided directly by Syntel and in partnership with Deloitte & Touche and with Unisys. In providing its TeamSourcing services, Syntel utilizes its Global Delivery Service, primarily through international recruiting, training and relocation, to meet customer needs for resource depth, expertise, and responsiveness.


         Technical Services Group

         The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Technical Services Group whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. The Technical Services Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer(sm), creating reusable software components through its Innovate (sm) methodology to enhance quality and value on customer assignments, and educating Syntel's personnel to improve marketing, sales and delivery effectiveness. The Technical Services Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. During 1999, the Company provided services to over 250 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 1999, include:



FINANCIAL SERVICES                  MANUFACTURING                      RETAIL
------------------                  -------------                      ------

American Annuities Group            Cummins                            Borders
American Express                    Daimler-Chrysler Corp              Dayton Hudson Co.
American Int'l Group, Inc.          Dell Computer                      Kmart Co.
Blue Cross/Blue Shield              Eaton Corp                         Meldisco
CIGNA Corp.                         Ford Motor Co.                     Mervyn's
CNA Insurance                       General Motors Corp                Safeway, Inc.
Fireman's Fund                      Hewlett-Packard Corp.
Humana                              Honeywell
Kemper Insurance                    Int'l Business Machines Corp.
Kent Bank                           Lucent Technologies
Prudential Insurance                New Venture Gear
US Life                             Nissan
VISA                                Power One
Wells Fargo                         Special Metals Corp
World Bank                          TekTronix
                                    Union Carbide
                                    Unisys Corp.
                                    Xerox Corp.

                                    INFORMATION/
TRANSPORTATION                      COMMUNICATIONS                   GOVERNMENT
--------------                      --------------                   ----------
Allied Van Lines                    Intellisoft                      City of
Norfolk Southern Co.                LM Ericsson Telephone Co.          Albuquerque
Northwest Airlines Corp.            MCI                              Illinois
Ryder                               Nielsen Media                    New Mexico
Yellow Technologies                 Sprint                           New York
                                    Time Customer Services           West Virginia

         For the years ended December 31, 1999, 1998, and 1997, the Company's top ten customers accounted for approximately 68%, 70%, and 75% of the Company's revenues, respectively. For the years ended December 31, 1998 and 1997 two customers contributed revenues in excess of 10% of total consolidated revenues. In 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer is American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 21%, 26% and 31% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. For the years ended December 31, 1998 and 1997, Dayton Hudson Group was the Company's second largest customer, contributing 14% and 12% of total consolidated revenues, respectively.

         AMERICAN INTERNATIONAL GROUP. The Company's largest customer is American Home Assurance Company, and certain other subsidiaries of American International Group, Inc. (collectively, "AIG"). This customer relationship began with the placement of a single IT professional in 1989 and has grown significantly since then. The Company supports AIG systems throughout the U.S. and in selected countries around the world. Both the Company's Cary, North Carolina and Mumbai, India Global Development Centers were initially established to support AIG. As the Company has become more knowledgeable about AIG's personnel, processes, technology and culture, it has had the opportunity to expand the range of its services beyond contract minimums and to play an increasingly valuable role in project management and systems design.

         Currently, the Company provides applications development and maintenance services in support of various AIG subsidiaries through integrated service teams located onsite, offsite, and offshore. Its applications development services focus on providing customized solutions and applications in support of policy underwriting, claims management and financial reporting and encompass both mainframe and client/server environments. The Company's applications maintenance services focus on enhancing existing business systems, including 24-hour management of data processing functions and a 24 hour customer assistance center. The Company is responsible for complete production support, maintenance and related activities for over 250 applications. Through its long-term relationship with AIG, Syntel has enabled AIG to better control, manage, and plan its IT resource allocation and to simplify management of IT functions while benefiting from Syntel's expertise, practices and resource availability for the cost-efficient execution of their plans and priorities. Syntel has also delivered to AIG 24-hour support, fast turnaround and the capacity to address AIG enterprise needs in other parts of the world. The Company's current contract with AIG terminates on December 31, 2000. AIG may terminate the contract upon six months written notice and payment of an early termination penalty.

GLOBAL DELIVERY SERVICE

         Syntel's Global Delivery Service gives the Company the flexibility and resources to perform services on-site at the customer's location, off-site at the Company's U.S. locations and offshore at the Company's Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers. The Global Delivery Service gives the Company the flexibility to deliver to each customer a customized mix of integrated on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise and best practices, resource availability and cost-effective delivery.

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

         The Company has developed global recruiting and training programs which have efficiently provided skilled IT professionals to meet customer needs. In addition, the Company's sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Weekly meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively from among these locations as necessary.

         The Company's three Global Development Centers located in Cary, North Carolina; Mumbai, India; and Chennai, India; support the Company's Global

Delivery Service.

         The Cary, North Carolina Global Development Center, which employs over 300 persons, serves as the hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals. Moreover, due to its proximity to a large number of major universities, the Cary, North Carolina Global Development Center has access to a relatively large talent pool.

         The Mumbai, India Global Development Center, which employed over 370 persons as of December 31, 1999, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as a principal recruiting and training center for the Company due to the large resource pool of skilled IT professionals and college graduates. The Mumbai Center, which has been in operation for over six years, was expanded in 1998 to a capacity in excess of 700 people.

         During 1998 the Company opened a new training and development center in Chennai, India which provides accommodations for an additional 600 persons. As it is only staffed at 18% of capacity, the facility provides Syntel the ability to respond quickly to customer and project staffing needs.

         During 1997, the Company established wholly owned subsidiaries in London England and Singapore with a total investments of $0.1 million.

SALES AND MARKETING

         The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Los Angeles, California; Costa Mesa, California, Phoenix, Arizona; Beaverton, Oregon; Oakbrook, Illinois; Dallas, Texas; Jacksonville, Florida; San Francisco, California; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Woodbridge, New Jersey; London, England; and Singapore. The sales staff is aligned into two separate sales teams, one for TeamSourcing services and one for e-Business and Applications Outsourcing services.

         During recent years the Company has focused on increasing its staffing of professional salespeople in e-Business and Applications Outsourcing both by dedicating internal sales professionals to these service offerings and through outside hiring of professionals experienced in selling e-business and outsourcing engagements.
         The sales cycle for Applications Outsourcing engagements ranges from 6 to 12 months depending on the complexity of the engagement. Due to this longer sales cycle, Applications Outsourcing sales executives follow an integrated sales process for the development of engagement proposals and solutions, and receive ongoing input from the Company's technical services, delivery, finance and legal departments throughout the sales process. The Applications Outsourcing sales process also typically involves a greater number of customer personnel at more senior levels of management than the TeamSourcing sales process.

         The sales cycle for e-Business engagements, from initial contact to execution of an agreement, varies by type of service and account size, but typically ranges from 4 to 8 months, depending on the complexity of the engagement.

         The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. A significant amount of TeamSourcing engagements are developed from existing customers.

         Syntel's marketing organization seeks to build awareness of its e-business, Applications Outsourcing, and TeamSourcing brands to help generate sales leads. The Company's current marketing efforts include trade shows/conferences, direct mail, publications, public relations, and print/web advertising targeted to CEOs, CIOs, and CFOs of Fortune 500 companies and CIOs of government agencies. In addition, Syntel maintains relationships with key industry analyst groups such as Giga Information Group, Gartner Group, Meta Group, and Yankee Group, among others.

HUMAN RESOURCES

         The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 1999 the Company had 1,917 full time employees. Of this total, the U.S. operations employed 1,403 persons, including 1,158 IT professionals; the Indian operation employed 480 persons, including 414 IT professionals; and the Company employed an additional 34 persons in various remote locations, including the U.K. and Singapore.

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

         Among the Company's other recruiting techniques are the placement of advertisements on its web site, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, participating in job fairs and recruiting on university campuses. In addition, the Company has developed a proprietary database of talent utilizing the Resumix database system, which is an automated tool for managing all phases of recruiting. This system directly downloads resumes from the Internet, directly loads faxed resumes and currently stores over 2000 qualified resumes for potential candidates. This system enhances the ability of the Company's recruiters to select appropriate candidates and can distribute resumes directly to the recruiters.

         TRAINING. The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable source for qualified IT professionals.

         Syntel also maintains an Internet-based global Computer-Based Training
(CBT) program with over 200 training courses from which Syntel employees can select to enhance and develop their skills. The CBT topics cover the latest Client/Server topics including Object Oriented Programming, local-area and wide-area networking, E-Commerce, various Microsoft products, and Web-based solutions in addition to management and related developmental areas.

         The Company reskilled a significant percentage of the consulting base during 1999 in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle.

         During 1998 the Company implemented a Project Manager Training program. The objective of the program is to develop certified project managers to ensure consistent and quality delivery of the Company's engagements on a world wide basis. The 12 to 18 month program consists of lecture style classroom work, computer based training, and on the job apprenticeships. The program trains students on industry "best practices" as well as Syntel specific methods and processes. Program participants must receive certification from the Project Management Institute ("PMI") before receiving Syntel branded certification.

         The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program in its Cary, North Carolina, Global Development Center and provides opportunities for cross-training of its professionals in emerging technologies.

         SUPPORT AND RETENTION. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. Traditionally, a significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(K) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, PC purchase plan and an employee referral plan. Upon consummation of its initial public offering in 1997 the Company offered a stock option program, and in 1998, a qualified stock purchase program, providing all eligible employees the opportunity to purchase the Company's Common Stock at a discount to fair market value.

COMPETITION

         The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In applications outsourcing services, the Company competes primarily with IBM Global Solutions, Keane, Andersen Consulting, Infosys, and Computer Sciences Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

              NAME                  AGE                       POSITION
              ----                  ---                       --------
Bharat Desai................         47     Chairman, President, Chief Executive Officer
                                                and Director
Neerja Sethi................         45     Vice President, Corporate Affairs
                                                and Director
John Andary.................         50     Chief Financial Officer and
                                                Treasurer
Ken Kenjale.................         50     Chief Technology Officer
Daniel M. Moore.............         45     Chief Administrative Officer and
                                                Secretary
Jay Clark...................         37     Vice President, Global
                                                Applications Management
Rajiv Tandon................         41     Vice President, Global Delivery
                                                East & Enterprise Solutions
Marlin Mackey...............         49     Vice President, Global Delivery
                                                West & Information Services
------------------------------------------------------------------------------

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

         Rajiv Tandon joined Syntel in January 1992, and has served the Company as Vice President, Global Delivery East & Enterprise Solutions since January 1999. From April 1998 through January 1999, Mr. Tandon was Assistant Vice President, Global Delivery Services and, from November 1996 through April 1998, Mr. Tandon was Director of Operations for the AIG account. From January 1992 until November 1996 Mr. Tandon served in various other project management positions within the Company.

         Marlin Mackey has served the Company as Vice President, Global Delivery West and Information Services since January 1999. From April 1998 through January 1999, Mr. Mackey was Assistant Vice President, Global Delivery Services and, from November 1995 through April 1998, Mr. Mackey was a Deputy Engagement Manager; both with the Company. From 1991 to November 1995, Mr. Mackey was Project Director for the State of New Mexico's ONGARD project, a multi-million dollar software development project.

ITEM 2.  PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately
24,900 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring on November 30, 2001. The Company's primary training and development center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease which expires March 31, 2004. The Company's Metier division is headquartered in Los Angeles and occupies approximately 10,765 square feet. The Company also leases regional office facilities in Dallas, Texas; San Ramon, California; Oakbrook, Illinois; Minneapolis, Minnesota; Santa Fe, New Mexico; Jacksonville, Florida; Woodbridge, New Jersey; Beaverton, Oregon; Fort Lauderdale, Florida; Costa Mesa,
California; Phoenix, Arizona; London, England; and Singapore.

     Syntel leases approximately 40,744 square feet of office space in Mumbai, India, under six leases expiring on various dates from October 13, 2002 to March 2, 2004. This facility houses IT professionals, as well as its senior management, administrative personnel, human resources and sales and marketing functions. Additionally, Syntel has leased substantially all of an office building in Chennai, India consisting of approximately 32,812 square feet. The lease terms expire May 2003, subject to the Company's option to renew for an additional period of three years.

     The Company believes that these facilities are adequate for its currently anticipated future needs.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any material legal proceedings or governmental investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) The Registrant's common stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low bid information per share of the Company's common stock as reported on NASDAQ for each full quarterly period in 1998 and 1999. All prices give effect to a 3:2 stock split effective April 22, 1998.

                           Period                       High                            Low
---------------------------------------------------------------------------------------------
              First Quarter, 1998                    $ 27.333                       $  9.875
              Second Quarter, 1998                     37.333                         21.375
              Third Quarter, 1998                      31.500                         11.500
              Fourth Quarter, 1998                     20.625                         10.438
              First Quarter, 1999                      13.500                          8.000
              Second Quarter, 1999                     12.063                          7.125
              Third Quarter, 1999                      12.500                          8.500
              Fourth Quarter, 1999                     18.547                          8.063

         (b) There were approximately 175 shareholders of record and 5,000 beneficial holders on March 15, 2000.

         (c) The Company did not pay any cash dividends during the years ended December 31, 1998 or December 31, 1999. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA.
SYNTEL, INC. & Subsidiaries
FIVE-YEAR HIGHLIGHTS (UNAUDITED)
(In thousands, except per share amounts)

The following tables set fourth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years. The pro forma weighted average shares outstanding for all periods shown give effect to a 3:2 stock split effective April 22, 1998.


                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                    1999      1998       1997       1996       1995
                                  -------    -------    -------    -------    -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
    Revenues...................  $162,117   $167,975   $124,338    $92,330    $90,326
    Cost of revenues...........    99,300    104,971     87,584     67,083     70,014
                                  -------    -------    -------    -------    -------
    Gross profit.... ..........    62,817     63,004     36,754     25,247     20,312
    Selling, general and
      administrative expenses,.    32,814     28,026     23,547     19,271     13,909
                                  -------    -------    -------    -------    -------
    Income from operations ....    30,003     34,978     13,207      5,976      6,403
    Other income, net.              2,024      2,077        730        149        188
                                  -------    -------    -------    -------    -------
    Income before income taxes.    32,027     37,055     13,937      6,125      6,591
    Income taxes (1)........       10,573     12,424      3,517        350        436
                                  -------    -------    -------    -------    -------
    Net income.................   $21,454    $24,631    $10,420   $  5,775   $  6,155
    Net income per share (diluted)$  0.55   $   0.63    $  0.27   $   0.15   $   0.16
                                  =======    =======    =======    =======    =======
    Pro forma net income (2)...                         $10,196   $  4,379   $  4,421
                                                        =======    =======    =======
    Pro forma net income
      per share                                         $  0.26   $  0.11    $   0.11
                                                        =======    =======    =======
    Weighted average shares
       Outstanding (diluted)       39,049     39,294
                                   ======     ======
Pro forma weighted average
      shares outstanding (diluted)                       39,083     39,367     39,218
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




                                                   DECEMBER 31,
                             ---------------------------------------------------------
                                 1999       1998       1997       1996        1995
                                -------    -------    -------    -------    ---------
                                       (IN THOUSANDS, EXCEPT OTHER DATA)
BALANCE SHEET DATA:
    Working capital........... $64,893    $58,862    $35,346   $  1,842     $ 15,763
    Total assets...  ......... 122,468    104,235     65,232     32,992       29,140
    Long-term debt............    --         --         --         --         --
    Total shareholders' equity  90,361     64,147     39,585      6,145       19,209
OTHER DATA:
    Billable headcount in U.S.   1,114      1,135      1,260      1,103        1,029
    Billable headcount in India    225        413        478        190          107
    Billable headcount at
       other locations.........     28         33          8         --           --
                               -------    -------    -------    -------     --------
    Total billable headcount..   1,367      1,581      1,746      1,293        1,136
                               =======    =======    =======    =======     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Syntel is a worldwide provider of professional IT consulting and applications management services to Fortune 1000 companies, as well as to government entities. The Company's service offerings include Application Outsourcing, consisting of applications management services for ongoing management, development and maintenance of business applications; e-business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; and TeamSourcing, consisting of professional IT consulting services. For the years ended December 31, 1997, 1998, and 1999, the Company provided Year 2000 remediation services as a component of the Application Outsourcing segment. All Year 2000 remediation engagements were completed before December 31, 1999.

         The Company's revenues are generated from professional services fees provided through three segments, Application Outsourcing, E-business, and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Application Outsourcing and e-business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 1999, 1998, and 1997:

                               Percent of Total Revenues
                               -------------------------
                                             1999     1998    1997
                                             ----     ----    ----
         Application Outsourcing              54%      63%      51%
         E-business                           21        9        4
         TeamSourcing                         25       28       45
                                              --       --       --
                                             100%     100%     100%


On Application Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. While a significant portion of Application Outsourcing engagements have been historically on a time-and-materials basis, a significant share of the Application Outsourcing engagements started during 1999, 1998, and 1997 have been on a fixed-price basis. For the years ended December 31, 1999, 1998 and 1997, fixed-price revenues comprised approximately 37%, 36%, and 23% of total Application Outsourcing revenues respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method.

         In order to properly reflect the growing demand for e-business services, the Company separated e-business out for management and reporting purposes during 1999. While e-business engagements have been historically on a time-and-materials basis, the Company began providing services on a fixed price basis during 1999. Fixed price revenues comprised approximately 14% of e-business revenues for the year ended December 31, 1999.

         The Company made significant investments in the e-business segment during 1999, consisting of two acquisitions, training, and increased professional staffing in sales and delivery. The acquisitions included the purchase of substantially all of the assets of Metier, Inc., a privately held Los Angeles based consulting firm, specializing in the design and implementation of data warehousing, e-commerce, and ERM solutions for middle market clients, particularly in the area of healthcare, manufacturing, and financial services. Consideration included a cash payment of $17.4 million and 300,000 shares of Syntel Common Stock. In addition, the agreement provided for earnout payments not to exceed $16 million based on revenues and earnings for a 24 month period beginning January 1, 2000. In addition, the Company acquired substantially all of the assets of IMG, Inc., a privately held company located in Beaverton, Oregon. Consideration consisted of a cash payment of $.9 million.

         The Company reskilled a very significant percentage of the consulting base during 1999 in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle.

         Historically, most e-business engagements were billed on a time and materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role for a significant number of new engagements starting in 1999.

         On TeamSourcing engagements, Syntel's professional services typically are provided at the customer's site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed. As indicated in the above table, the Company's dependence on TeamSourcing engagements has decreased significantly and is expected to continue to decrease as a percent of the total revenue base.

         The Company's most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its IT professionals. The Company strives to maintain its gross margin by migrating more revenue toward Application Outsourcing and e-business, controlling engagement costs, and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India derives essentially all of its revenues from software development services provided to the Company from Mumbai and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

         The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 1999, approximately 60% of Syntel's U.S. workforce (44% of Syntel's worldwide workforce) worked under H-1B temporary work visas in the U.S.

         The Company has made substantial investments in infrastructure in recent years, including: (i) establishing a Global Development Center in Chennai, India; (ii) increasing Application Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (iii) hiring additional experienced senior management; and (iv) expanding global recruiting and training capabilities, and replacement of informal systems with highly integrated, Y2K compliant, Human Resource and Financial Information Systems.

         Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. Excluding acquisitions, for the years ended December 31, 1999 and 1998 and 1997, over 90% of Syntel's TeamSourcing revenues were derived from customers served in the prior period. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 68%, 70% and 75% of revenues for the years ended December 31, 1999, 1998, and 1997. The Company does not believe there is any material collectibility exposure among its top ten customers. American International Group, Inc. and Dayton Hudson Corporation, the Company's largest customers for the years ended December 31, 1998 and December 31, 1997, represented approximately 26% and 14% of the revenue for the year ended December 31, 1998, respectively, and approximately 31% and 12% of revenue for the year ended December 31, 1997, respectively. AIG was the Company's only significant customer in 1999, accounting for approximately 21% of revenues for the year ended December 31, 1999. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

SYNTEL INDIA ACQUISITION
         Before the Company's initial public offering in 1997, Bharat Desai and Neerja Sethi, the Company's Chairman, President, and Chief Executive Officer, and the Company's Vice President, Corporate Affairs, respectively, were the sole beneficial shareholders of the Company's Indian subsidiary, Syntel Software Private Limited ("Syntel India"). Syntel India provides offshore software development services to the Company. Prior to the offering, the Company entered into an agreement pursuant to which the Company acquired Mr. Desai's and Ms. Sethi's combined 100% ownership interest in Syntel India for $7.0 million in cash. The $7.0 million purchase price was based on a valuation performed by the Reserve Bank of India for acquisitions of Indian corporations. The purchase price was paid from a portion of the net proceeds of the initial public offering. This acquisition was closed upon consumation of the offering, and the portion of the purchase price paid in excess of the carrying value of the net assets acquired ($1.5 million) was accounted for as a reduction in shareholders' equity.

INCOME TAX MATTERS

         Syntel India is eligible for certain favorable tax provisions provided under Indian tax law including: (i) an exemption from payment of corporate income taxes for the first ten years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations, extending the effective period to ten years, from the previous regulation which permitted a tax Holiday of five consecutive years within the first eight years of operation. The Export Exemption remains available after expiration of the Tax Holiday. Under the new regulations, the Company's Tax Holidays will expire no earlier than March 31, 2003. The Company treats most of Syntel India earnings as permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company decides to repatriate any earnings of Syntel India, it will incur a "border" tax, currently 10%, under Indian tax law and will be required to pay U.S. corporate income taxes on such earnings.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's total revenues.


                                PERCENTAGE OF REVENUES
                     -----------------------------------------


                                YEAR ENDED DECEMBER 31,
                    -----------------------------------------------
                             1999          1998           1997
                             -----         -----         -----
Revenues...................  100.0%        100.0%        100.0%
Cost of revenues...........   61.3          62.5          70.5
                             -----         -----         -----
Gross profit...............   38.7          37.5          29.5
Selling, general and
  administrative expenses..   20.2          16.7          18.9
                             -----         -----         -----
Income from operations.....   18.5%         20.8%         10.6%

In prior years the Company managed the sales and delivery activities through two segments, IntelliSourcing and TeamSourcing; However, to facilitate a more focused management and greater visibility to its rapidly growing e-business, previously managed and reported elsewhere, the Company established a third segment. In the selected financial and operational data set forth below the results for 1997 and 1998 have been restated to reflect the break-out of e-business:

                                             1999         1998            1997
                                             ----         ----            ----
                                                          (in thousands)
Revenues
     Application Outsourcing               $ 87,311      $105,835      $ 64,409
     e-business                              33,402        14,614         5,089
     TeamSourcing                            41,404        47,526        55,200
                                           --------      --------      --------
                                           $162,117      $167,975      $124,338

Gross Margin
     Application Outsourcing               $ 40,324      $ 45,516      $ 24,038
     e-business                              10,789         4,409         1,172
       TeamSourcing                          11,704        13,079        11,544
                                           --------      --------      --------
                                           $ 62,817      $ 63,004      $ 36,754

Gross Margin %
   Applications Integration                    46.2%         43.0%         37.5%
   e-business                                  32.3%         30.2%         23.0%
   TeamSourcing                                28.3%         27.5%         20.9%
                                           --------      --------      --------
                                               38.7%         37.5%         29.6%

Sales, general, and administrative         $ 32,814      $ 28,026      $ 23,547

Operating Margin                           $ 30,003      $ 34,978      $ 13,207

The Application Outsourcing segment included Year 2000 remediation engagements for all the years presented above. All Year 2000 engagements were completed before December 31, 1999. Excluding the impact of Year 2000 remediation engagements, Application Outsourcing revenues for the years ended December 31, 1999, 1998, and 1997 would have been $74.2 million, $77.0 million, and $55.3 million, respectively; and gross margins would have been $31.5 million, $30.7 million, and $20.5 million, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenues. Total consolidated revenues decreased from $168.0 million in 1998 to $162.1 million in 1999, representing a 3% decrease. The Company's total revenues were less dependent upon its largest customers in 1999 as compared to 1998. The top two customers accounted for 30% of the total revenues in 1999, down from 40% of total revenues in 1998. Additionally, the top 10 customers accounted for 68% of the revenues in 1999 as compared to 70% in 1998. The worldwide billable headcount decreased to 1,367 as of December 31, 1999 compared to 1,581 as of December 31, 1998. The decreased headcount was due principally to the completion of the Y2K engagements, the ramp down in some TeamSourcing engagements, partially offset by increased staffing in e-business engagements.

APPLICATION OUTSOURCING
REVENUES. Application Outsourcing revenues decreased from $105.8 million, or 63% of total revenues in 1998, to $87.3 million, or 54% of total revenues in 1999. The $18.5 million decrease is due principally to the completion of Year 2000 remediation engagements and the completion of major development projects of approximately $15.8 million and $8.6 million, respectively; partially offset by new business development and net growth in other engagements of approximately $5.9 million.


COST OF REVENUES. Cost of revenues consist of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. Application Outsourcing cost of revenues decreased to 53.8% of Application Outsourcing revenues in 1999, down from 57.0% in 1998. The decrease in cost of revenues as a percent of revenues was attributable principally to productivity improvements on several large engagements, billing rate increases, the release of warranty reserves on completed Year 2000 remediation engagements, and higher margins on new engagements, contributing approximately 3.9%, 1.0%, 1.0 %, and 1.0%, respectively; partially offset by pay rate increases and increased bench of 2.4% and 1.3%, respectively.

E-BUSINESS.
REVENUES. E-Business revenues increased to $33.4 million in 1999, or 21% of total consolidated revenues, from $14.6 million in 1998, or 8.7% of total consolidated revenues. The $18.8 million increase was attributable principally to the acquisitions of Metier and IMG, as well as new engagements, contributing approximately $12.1 million, $1.7 million, and $5.0 million, respectively.

COST OF REVENUES. E-business Cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. E-business cost of revenues decreased to 67.7% of e-business revenues in 1999, from 69.8% in 1998. The decrease in cost of revenues as a percent of revenues was attributable primarily to improved margins on new fixed price e-business engagements of approximately 3.5%; partially offset by slightly reduced margins on acquired businesses of 0.8% and increased travel expense of 0.6%.

TEAMSOURCING
REVENUES. TeamSourcing revenues decreased from $47.5 million, or 28% of total consolidated revenues in 1998, to $41.4 million, or 25% of total consolidated revenues in 1999. The $6.1 million decrease in TeamSourcing revenues was attributable principally to a decrease in average billable consultants of $8.6 million, partially offset by bill rate increases of $2.5 million. End of year average bill rates increased to $54.73 per hour as of December 31, 1999, from $51.80 as of December 31, 1998.

COST OF REVENUES. TeamSourcing Cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. TeamSourcing cost of revenues decreased to 71.7% of TeamSourcing revenues in 1999, from 72.5% in 1998. The decrease in cost of revenues as a percent of revenues was attributable principally to bill rate changes of 4.0%, partially offset by pay rate increases of 3.2%.

SALES, GENERAL, AND ADMINISTRATIVE COSTS.
Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, human resources, administrative, and corporate staff, travel, communications, business promotions, marketing, and various facility costs for the Company's Global Development Centers. For the year ended December 31, 1999, sales, general, and administrative expenses increased to $32.8 million, or 20.2% of revenue, from $28.0 million, or 16.7% of revenues for the year ended December 31, 1998. The $4.8 million increase in sales, general, and administrative costs was attributable principally to $3.5 million associated with the acquisition of Metier and IMG, $1.2 million from continued investments in sales personnel, $0.9 million in compensation increases, $0.7 million in goodwill amortization, and approximately $0.6 million in increased costs in the U.K. and Singapore. These costs were partially offset by a decrease in management bonuses of approximately $1.7 million and decreased costs in India of approximately $0.4 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Revenues. Total consolidated revenues increased from $124.3 million in 1997 to $168.0 million in 1998, representing a 35% increase. The Company's total revenues were less dependent upon its largest customers in 1998 as compared to 1997. The top two customers accounted for 40% of the total revenues in 1998, down from 43% of total revenues in 1997. Additionally, the top 10 customers accounted for 70% of the revenues in 1998 as compared to 75% in 1997. The worldwide billable headcount decreased to 1,581 as of December 31, 1998 compared to 1,746 as of December 31, 1997. The decreased headcount was due principally to the completion of several Y2K projects and several development projects in Application Outsourcing, the ramp down in some TeamSourcing engagements, and efficiency improvements in several fixed price Application Outsourcing engagements.

APPLICATION OUTSOURCING
REVENUES. Application Outsourcing revenues increased to $105.8 million in 1998, or 63% of total revenues, from $64.4 million, or 52% of total revenues in 1997. The $41.4 million increase was attributable primarily to growth in Year 2000 remediation engagements, growth in the Outsourcing Application base, bill rate increases in several major accounts, and new engagements; each contributing approximately $20.1 million, $11.9 million, $9.0 million, and $2.7 million, respectively; partially offset by a revenue decrease of $1.9 million due to engagement completions.

COST OF REVENUES. Application Outsourcing cost of revenues decreased to 57.0% of total Application Outsourcing revenues in 1998, down from 62.5% in 1997. The decrease in cost of revenues as a percent of revenues was attributable primarily to billing rate increases, increased margins on the growing Year 2000 remediation engagements, and higher margins on new engagements, contributing approximately 6.7%, 1.2%, and 0.5%, respectively, partially offset by pay rate increases and benefits of approximately 2.9%.

E-BUSINESS.
REVENUES. E-Business revenues increased to $14.6 million in 1998, or 9% of total consolidated revenues, from $5.1 million in 1997, or 4% of total consolidated revenues. The $9.5 million increase was attributable principally to the acquisition of the IT consulting base from Waypointe Information Technologies in December 1997 and other new business growth, contributing $5.7 million and $4.8 million, respectively to the increased revenues, partially offset be a decrease in average billing rates of $1.0 million.

COST OF REVENUES. E-business cost of revenues decreased to 69.8% of e-business revenues in 1998, from 77.0% in 1997. The decrease in cost of revenues as a percent of revenues was attributable primarily to improved pay rate/ bill rate margins on the Waypointe acquisition (which took effect December 1, 1997) and on new business engagements.

TEAMSOURCING
REVENUES. TeamSourcing revenues decreased to $47.5 million in 1998, or 28% of total revenues, from $55.2 million, or 44% of total revenues in 1997. The $7.7 million decrease was attributable primarily to decrease in the average number billable consultants, and the conversion of TeamSourcing engagements to long term Applications Integration engagements, contributing $7.2 million and $3.1 million, respectively, to the revenue decrease. These decreases were partially offset by an increase in average billing rates, contributing approximately $2.6 million in increased revenues. End of year average bill rates increased to $51.80 per hour as of December 31, 1998, from $49.35 as of December 31, 1997.

COST OF REVENUES. TeamSourcing cost of revenues decreased to 72.5% of TeamSourcing revenues in 1998, from 79.1% in 1997. The decrease in cost of revenues as a percent of revenues was attributable primarily to bill rate increases of 8.5% while increased compensation and benefits partially offset the improvement with a 1.9% increase.

SELLING, GENERAL, AND ADMINISTRATIVE COSTS.
For the year ended December 31, 1998, selling, general, and administrative costs increased to $28.0 million, or 16.7% of total consolidated revenues, from $23.5 million, or 18.9% of consolidated revenues for the year ended December 31, 1997. The $4.5 million increase in sales, general, and administrative costs was attributable principally to compensation increases, expansion of e-business management and sales resources, increased marketing, U.K. and Singapore growth, investments in offshore development facilities, internal systems development, and other costs necessary to support the revenue growth, of $1.1 million, $1.0 million, $0.7 million, $0.5 million, $0.4 million, $0.3 million, and $0.5 million, respectively.

QUARTERLY RESULTS OF OPERATIONS

         Note 15 of the consolidated financial statements appearing elsewhere in this document sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 1998 and ended December 31, 1999. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

         The Company's quarterly revenues and results of operations have fluctuated from quarter to quarter in the past and will likely fluctuate in the future. Various factors causing such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Application Outsourcing engagements; customers' budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally has financed its working capital needs through operations, occasionally supplemented by borrowings under a line of credit with a commercial bank. Both the Mumbai and Chennai expansion programs, completed in mid 1998, as well as the 1999 acquisitions of Metier, Inc. and IMG, Inc. were financed from internally generated funds.

         Net cash provided by operating activities was $17.2 million, $35.3 million and $17.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. The number of days sales outstanding in accounts receivable was approximately 52 days, 50 days, and 57 days as of December 31, 1999, 1998, and 1997, respectively.

         Net cash used in investing activities was $18.2 million, $3.3 million, and $8.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         Net cash used in investing activities in 1999 of $18.2 million included $15.7 million for the acquisitions of Metier, Inc. and IMG, Inc., $1.7 million for capitalized development costs, and $0.8 million for computer equipment. The $1.7 million for capitalized development costs consists of $0.9 million for implementation of internal PeopleSoft financial systems and $0.8 million for new product development.

         Net cash used in investing activities in 1998 of $3.3 million included $2.1 million for completion of the facility expansion and improvement programs at the Company's Global Development Centers in Mumbai and Chennai, India, $0.7 million for computer equipment, and $0.5 million for new human resource and financial information systems.

         Net cash used in investing activities in 1997 of $8.7 million included $7.0 million for the India acquisition, and $1.7 million for computer equipment, software, and facility improvements at the Company's Global Development Centers.

         Net cash used in financing activities was $0.1 million in 1999, due principally to the repurchase of 129,000 shares of common stock, offset by shares issued from the Company's first stock purchase plan of $1.0 million. Net cash used in financing activities was $0.2 million in 1998, due principally to a final distribution of S corporation undistributed taxable profits. Net cash provided by financing activities in 1997 was $16.5 million. In 1997 the Company received $34.6 million in net proceeds from the initial public offering. The net proceeds were offset by pre-IPO shareholder distributions of $18.1 million related to undistributed S corporation taxable income through August 12, 1997.

         The Company has a line of credit with Bank One which provides for borrowings up to $40.0 million. The line of credit expires on August 31, 2000. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At December 31, 1999, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established by the bank at the time of borrowing.

         In addition to the bank line of credit, the Company has a $20.0 million facility with Bank One to finance acquisitions which terminates on August 31, 2000. The Company has not borrowed any amounts under this facility. The Company intends to extend both the $40 million and $20 million lines of credit before the expiration date.

         The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.


NEW ACCOUNTING STANDARDS

         Effective January 1, 1999 the Company adopted Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires capitalization of certain costs for the development of internal use software, including the costs of coding, software configuration, upgrades, and enhancements. The adoption of the pronouncement did not have a material effect on the Company's financial results.

ITEM 7A. MARKET RISKS

         The Company is primarily exposed to the effects of changes in foreign currency. Foreign currency exchange risk exists as costs are paid in local currency and receipts are provided in U.S. dollars. The risk is partially mitigated as the Company has sufficient resources in the local currency to meet immediate requirements. The Company's holdings and positions in market sensitive instruments do not subject the Company to material risk. These exposures are monitored and managed by the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 23, 2000 (the "Proxy Statement) is incorporated herein by reference.

         The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrants Proxy Statement is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION

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

Exhibit No.                   Description
    3.1 Restated Articles of Incorporation of the registrant filed as an exhibit to the Registrant's Statement on Form S-1 dated June 6, 1997, and incorporated herein be reference.

    3.2 Amendment to Articles of Incorporation of the Registrant dated September 21, 1998 filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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

   10.4 Letter Agreement between the Registrant and Bank One dated September 13, 1999 amending the prior Credit Authorization Agreement.

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

   10.7 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. (successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank), to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


   10.8 Indentures of Lease entered into between the President of

                           India and Syntel Software Pvt. Ltd. on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.9 Rental Agreement, dated February 24, 1997, between Syntel Software Pvt. Ltd. and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.10 Agreement for Software Programming Services, dated as of December 31, 1997, between the Registrant and American Home Assurance Company, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

         10.11     *       1997 Stock Option and Incentive Plan, filed as an
                           Exhibit to the Registrant's Registration Statement on
                           Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.12     *       Employee Stock Purchase Plan, filed as an Exhibit
                           to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13     *       Employment Agreement, dated June 5, 1997, between
                           the Registrant and Bharat Desai, filed as an Exhibit to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.14     *       Employment Agreement, dated June 5, 1997, between
                           the Registrant and Neerja Sethi, filed as an Exhibit to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.15 Asset Purchase Agreement dated as of September 22, 1999 by Syntel, Inc. and Metier, Inc. filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 5, 1999 and incorporated herein by reference.

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule.

         99.1 Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

         (b) A Current Report on Form 8-K was filed on October 7, 1999 and amended on December 6, 1999. An acquisition of assets was reported under Item 2 of Form 8-K and financial statements and pro forma financial information thereto were reported under Item 7 of Form 8-K.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNTEL, INC.

                                            By:  /s/Bharat Desai
                                                 -----------------
                                                 Bharat Desai
Dated:  March 25, 2000                           President
                                                 and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Signature                         Title                          Date
   ---------                         -----                          ----
/s/Bharat Desai            President and Chief Executive Officer   March 25, 2000
-------------------        (Principal Executive Officer)
Bharat Desai


/s/John Andary             Chief Financial Officer                 March 25, 2000
--------------------       (Principal Financial and
John Andary                  and Accounting Officer)



/s/Neerja Sethi            Director and Vice President,            March 25, 2000
--------------------         Corporate Affairs
Neerja Sethi


/s/Paritosh K. Choksi      Director                                March 25, 2000
----------------------
Paritosh K. Choksi


/s/Douglas VanHouweling    Director                                March 25, 2000
------------------------
Douglas Van Houweling


/s/GEORGE R. MRKONIC       Director                                March 25, 2000
---------------------
George R. Mrkonic

SYNTEL, INC.
CONTENTS
--------------------------------------------------------------------------------

                                                                       PAGE(S)

REPORT OF INDEPENDENT ACCOUNTANTS.........................................F-1


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets...............................................F-2

Consolidated Statements of Income.........................................F-3

Consolidated Statements of Shareholders' Equity...........................F-4

Consolidated Statements of Cash Flows.....................................F-5

Notes to Consolidated Financial Statements...........................F-6-F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Syntel, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Syntel, Inc., and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers


Detroit, Michigan
February 15, 2000

SYNTEL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                                              DECEMBER 31,
ASSETS                                                                    1999          1998
Current assets
    Cash and cash equivalents                                          $  63,611      $  64,660
    Accounts receivable                                                   23,800         23,581
    Advance billings and other current assets                              9,522         10,330
                                                                       ---------      ---------
      Total current assets                                                96,933         98,571
Property and equipment                                                    15,812         12,635
    Less - accumulated depreciation                                        9,390          7,037
                                                                       ---------      ---------
      Property and equipment, net                                          6,422          5,598
Goodwill, net of amortization                                             19,113             --

Deferred income taxes, noncurrent                                             --             66
                                                                       ---------      ---------

                                                                       $ 122,468      $ 104,235
                                                                       =========      =========

LIABILITIES
Current liabilities
    Accounts payable                                                   $   4,381      $   4,004
    Accrued payroll and related costs                                     12,748         14,258
    Income taxes payable                                                   3,464          2,244
    Accrued warranty costs                                                 1,641          3,636
    Accrued liabilities                                                    5,367          5,125
    Deferred revenue                                                       4,506         10,442
                                                                       ---------      ---------
      Total current liabilities                                           32,107         39,709

Income taxes payable                                                          --            379
                                                                       ---------      ---------
      Total liabilities                                                   32,107         40,088

SHAREHOLDERS' EQUITY
Common stock, no par value per share, 100 million shares
authorized; 38.556 million shares and 38.195 million shares issued
and outstanding at December 31, 1999 and 1998, respectively                    1              1
Additional paid-in capital                                                39,677         34,784
Accumulated other comprehensive income                                      (576)          (443)
Retained earnings                                                         51,259         29,805
                                                                       ---------      ---------
      Total shareholders' equity                                          90,361         64,147
                                                                       ---------      ---------

      TOTAL CURRENT LIABILITIES AND SHAREHOLDERS' EQUITY               $ 122,468      $ 104,235
                                                                       =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                        1999              1998             1997
Revenues                                              $162,117          $167,975          $124,338
Cost of revenues                                        99,300           104,971            87,584
                                                      --------          --------          --------

    Gross profit                                        62,817            63,004            36,754
Selling, general and administrative expenses            32,814            28,026            23,547
                                                      --------          --------          --------
    Income from operations                              30,003            34,978            13,207
Other income, principally interest income                2,024             2,077               730
                                                      --------          --------          --------
    Income before income taxes                          32,027            37,055            13,937
Provision for income taxes                              10,573            12,424             3,517
                                                      --------          --------          --------

    Net income                                        $ 21,454          $ 24,631          $ 10,420
                                                      ========          ========          ========

Historical earnings per share*
    Basic                                             $    .56          $    .65          $    .28
    Diluted                                           $    .55          $    .63          $    .27

1997 pro forma net income
    Income before income taxes                                                            $ 13,937
    Pro forma income taxes**                                                                 3,741
                                                                                          --------


      Pro forma net income                                                                $ 10,196
                                                                                          --------


1997 pro forma earnings per share*
    Basic***                                                                              $    .27
    Diluted***                                                                            $    .26

Weighted average common shares
 outstanding - diluted                                  39,049            39,294            39,083
                                                      ========          ========          ========



*     Gives effect to 3:2 stock split effective April 22, 1998

** Presentation of income tax expense as if Company were a C-corporation for the entire year

*** Presentation of EPS as if the Company were a C-corporation for the entire year


The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(IN THOUSANDS)


                                                                                     ACCUMULATED OTHER
                                                                                       COMPREHENSIVE
                                          COMMON STOCK     ADDITIONAL                 INCOME CURRENCY
                                        -----------------   PAID-IN     RETAINED        TRANSLATION     SHAREHOLDERS'
                                        SHARES     AMOUNT   CAPITAL     EARNINGS        ADJUSTMENT         EQUITY

BALANCE, JANUARY 1, 1997                22,000    $   1   $        -   $   6,144        $     -         $    6,145
Comprehensive income
    Net income                                                            10,420                            10,420
    Translation adjustments                                                    4           (249)              (245)
                                                                       ----------       --------       ------------
      Total comprehensive income,
       net of tax                            -        -            -      10,424           (249)            10,175
Dividends declared (previously
 undistributed S-corporation earnings)                                   (11,400)                          (11,400)
Termination of S-corporation tax
 status                                                        1,525      (1,525)                                -
Shares issued in initial public
 offering                                3,450                34,627                                        34,627
Compensation expense related to
 stock options                                                    38                                            38
Acquisition of Syntel India                                   (1,531)      1,531                                 -
                                       --------   ------  -----------  ----------       --------       ------------
BALANCE, DECEMBER 31, 1997              25,450        1       34,659       5,174           (249)            39,585
Comprehensive income
    Net income                                                            24,631                            24,631
    Translation adjustments                                                                (194)              (194)
                                                                       ----------       --------       ------------
      Total comprehensive income,
       net of tax                                                         24,631           (194)            24,437
Stock split, 3-for-2, April 22, 1998    12,725
Exercised stock options                     20                    66                                            66
Compensation expense related to
 stock options                                                    59                                            59
                                       --------   ------  -----------  ----------       --------       ------------
BALANCE, DECEMBER 31, 1998              38,195        1       34,784      29,805           (443)            64,147
Comprehensive income
    Net income                                                            21,454                            21,454
    Translation adjustments                                                                (133)              (133)
                                                                       ----------       --------       ------------
      Total comprehensive income,
       net of tax                                                         21,454           (133)            21,321
Share awards to directors                   18                   111                                           111
Repurchase of common stock                (129)               (1,097)                                       (1,097)
Metier acquisition                         300                 4,738                                         4,738
Common stock issued in connection
 with employee stock purchase plan         101                   762                                           762
Exercised stock options                     71                   274                                           274
Compensation expense related to
 stock options                                                   105                                           105
                                       --------   ------  -----------  ----------       --------       ------------

BALANCE, DECEMBER 31, 1999              38,556    $   1   $   39,677   $   51,259       $  (576)          $ 90,361
                                       =======    =====   ==========   ==========       ========       ============



The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                            1999        1998       1997
Cash flows from operating activities
Net income                                                $ 21,454    $ 24,631    $ 10,420
Adjustments to reconcile net income to net cash
 provided by operating activities
    Depreciation                                             2,353       1,977       1,812
    Goodwill amortization                                      662          --          --
    Deferred income taxes                                    1,078      (3,368)       (507)
    Compensation expense related to stock options              105          59          38
    Expense related to common stock issued to directors        111          --          --
    Changes in assets and liabilities, net of effects
     from purchase of Metier, Inc. & IMG, Inc.
      Accounts receivable                                    4,934      (2,937)         (2)
      Advance billings and other assets                        (77)        376      (6,182)
      Accounts payable and accrued liabilities              (7,438)      9,810       7,837
      Deferred revenue                                      (5,936)      4,737       4,419
                                                          --------    --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           17,246      35,285      17,835
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures                                        (2,496)     (3,336)     (1,749)
Payments for purchase of Metier, Inc. and IMG, Inc.
 net of cash acquired                                      (15,738)         --          --
Acquisition of Syntel India                                     --          --      (7,000)
                                                          --------    --------    --------
        NET CASH USED IN INVESTING ACTIVITIES              (18,234)     (3,336)     (8,749)
                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of stock                          1,036          66      34,627
Common stock repurchases                                    (1,097)         --          --
Dividend/distribution payments                                  --        (300)    (18,100)
                                                          --------    --------    --------
        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                            (61)       (234)     16,527
                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents        (1,049)     31,715      25,613
Cash and cash equivalents, beginning of year                64,660      32,945       7,332
                                                          --------    --------    --------
Cash and cash equivalents, end of year                    $ 63,611    $ 64,660    $ 32,945
                                                          --------    --------    --------

Cash paid during the year for income taxes                $  9,993      15,186    $  3,411
                                                          --------    --------    --------


The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  1.   BUSINESS

       Syntel, Inc. and Subsidiaries (the "Company") provides information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, transportation, retail, and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of Applications Outsourcing, e-business, and TeamSourcing. Additionally, during 1999, 1998, and 1997, the Company provided Year 2000 remediation services. All Year 2000 remediation engagements have been completed.

       Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management and development and maintenance of customers' business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. Application Outsourcing engagements are generally supported by multiyear contracts. As a percentage of total consolidated revenues, Application Outsourcing revenues represented 54%, 63% and 52% of total revenues during 1999, 1998, and 1997, respectively.

       Through e-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, Oracle, and SAP. These services may be provided on either a time-and-material or a fixed-price basis. As a percent of total revenues, e-business revenues grew to 21% of total consolidated revenues in 1999, from 9% of total revenues in 1998.

       Through TeamSourcing, the Company provides professional information technology services directly to the customer. TeamSourcing contracts are generally terminable by the customer without penalty.

       During the year ended December 31, 1999, the Company's largest customer contributed revenues in excess of 10% of total consolidated revenues. Revenues from this customer totaled $33,900,000, contributing 20.9% of total consolidated revenues. At December 31, 1999, approximately 16% of accounts receivable, net, were from this customer.

       During the years ended December 31, 1998 and 1997, the Company's two largest customers each contributed revenues in excess of 10% of the total consolidated revenues. Revenues from the largest customer were approximately $43,100,000 and $38,561,000 for the years ended 1998 and 1997, respectively; contributing approximately 25.7% and 31.0% of total consolidated revenues, respectively. Revenues from the second largest customer were approximately $23,625,000 and $14,828,000 for the years ended 1998 and 1997, respectively; contributing approximately 14.1% and 11.9% of total consolidated revenues, respectively. At December 31, 1998, approximately 22% of accounts receivable, net, were from these two customers, respectively.

  2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its subsidiaries Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, and Syntel Europe, Ltd., ("Syntel U. K."), a United Kingdom limited liability company, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       REVENUE RECOGNITION
       The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred

       Revenue from fixed-priced Year 2000 remediation projects were recognized on the percentage-of-completion method, measured by the percentage of "lines" completed to the total contracted number. Revenue on other fixed-price, fixed deliverable projects is measured by the percentage of cost incurred to date to the estimated total cost at completion. Revenue from fixed-price application management engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

       CASH AND CASH EQUIVALENTS
       For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated corporate bonds and treasury notes, held by a bank, with maturity dates of less than 90 days.

       WARRANTY COSTS
       The Company provided limited warranties on certain of its Year 2000 compliance contracts. A provision for warranty costs was made at the time contract services were performed. With the exception of estimated reserve requirements on two large Year 2000 remediation engagements with associated warranty periods that extend through the end of Year 2000, all warranty reserves have been eliminated or utilized.

       FINANCIAL INSTRUMENTS
       The carrying amount of cash equivalents, trade receivables and trade payables approximate fair value because of the short-term nature of these instruments.

       PROPERTY, EQUIPMENT, AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:

                                                                  YEARS
       Computer equipment and internal software                     3
       Furniture and fixtures                                       7
       Telephone equipment                                          5
       Leasehold improvements                                 Life of lease
       Capitalized software development costs                   See below

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of internally developed software products begins when technological feasibility of the product is established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each quarter. The Company considers the future undiscounted cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. For the years ended December 31, 1999, 1998, and 1997 the Company has not recorded any amortization expense related to capitalized software development costs. Amortization will be provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related product, not to exceed five years, commencing the month after the date of product release.

       Effective January 1, 1999, the Company adopted Statement of Position
       (SOP) 98-1, "Accounting for the Costs of Computer software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on the Company's financial results.

       Upon sale or retirement, the cost of assets and related accumulated depreciation is eliminated from the respective accounts, and the resulting gain or loss is included in operations.

       INCOME TAXES
       Prior to August 12, 1997, the Company elected to be taxed as an S-corporation under the Internal Revenue Code. As part of the initial public offering, the Company terminated its S-corporation status, and effective August 12, 1997, became subject to federal and state income taxes on its earnings. The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109 "Accounting for Income Taxes."

       PRO FORMA NET INCOME
       To reflect the Company's pro forma net income for the year ended December 31, 1997 the provision for income taxes has been adjusted as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates applicable to such period. The resulting apparent tax rate is less than the federal statutory tax rate due principally to the tax exempt status of the income generated by Syntel India.

       GOODWILL
       Goodwill originated from the acquisition, in 1999, of two entities, IMG and Metier, and is being amortized on a straight-line basis over a 15-year period. The Company periodically reviews the recoverability of its goodwill to determine if impairment has occurred. The Company measures the recoverability of recorded goodwill by the undiscounted expected future cash flow from the operations to which the goodwill applies.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts including, but not limited to, warranty costs, valuation of trade accounts receivable, amortization and impairment of goodwill, and potential tax liabilities. Actual results could differ those estimates and assumptions.

       FOREIGN CURRENCY TRANSLATION
       The financial statements of the Company's foreign operations utilize the functional currency of the country in which business is conducted. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders' equity. The change in the accumulated other comprehensive income account results from translation adjustments recognized for the respective period.

       PER SHARE DATA
       Basic earnings per share is calculated by dividing net income or pro forma net income by the average number of shares outstanding during the applicable period.

       The Company has stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income or pro forma net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

       RECLASSIFICATIONS
       Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

  3.   INITIAL PUBLIC OFFERING BUSINESS COMBINATION

       In August 1997, the Company completed an initial public offering of 3,450,000 shares of common stock at a price of $11.00 per share ($7.33 per share considering the stock split in 1998 of 3 for 2 shares). After underwriting discounts and other issuance costs, net proceeds to the Company were approximately $34.6 million.

       In connection with the initial public offering, the Company agreed to acquire 100% ownership of Syntel India for $7 million in cash. The acquisition, which was a merger of interests under common control, was accounted for on the carryover basis of accounting similar to pooling of interests with the historical financial statements of the Company restated to include Syntel India. The portion of the purchase price in excess of the carrying value of the net assets acquired at August 12, 1997, or $1.5 million was accounted for as a reduction of additional paid-in capital.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
  4.   ACQUISITIONS

       On September 22, 1999, the Company executed a purchase agreement with Metier, Inc. to acquire substantially all of the assets and business of Metier. Consideration included 300,000 shares of Syntel Common Stock to be issued one year from the date of closing, recognized at the fair value of $4,500,000, and a cash payment of $17,389,611 at closing. The stock consideration is subject to a share price guaranty of $20.00 per share effective for a 90-day period beginning the second anniversary of the closing date. The cash payment of $17.4 million was funded from available cash. In addition, the agreement provides for earnout payments not to exceed $16 million based on revenues and earnings for the 24-month period beginning January 1, 2000. The acquisition was treated as a purchase transaction with the total purchase price (excluding future potential earnouts) of $23,250,107, including expenses of $1,360,496, allocated to the assets acquired and liabilities assumed based on their fair values of $9,638,163 and $5,199,145, respectively. This allocation resulted in goodwill of $18,811,089, which is being amortized over 15 years.

       Metier was a privately held, Los Angeles based technology consulting firm, specializing in the design and implementation of data warehousing, e-commerce, and ERM solutions for middle market clients, particularly in the areas of healthcare, manufacturing, and financial services.

       On September 2, 1999, the Company acquired the fixed assets and business of IMG, Incorporated (IMG). Consideration consisted of a cash payment at closing of $910,206. The acquisition was treated as a purchase transaction with the total purchase price of $1,012,802, including expenses of $102,596, allocated to the assets acquired and liabilities assumed based on their values of $76,145 and $26,939, respectively. This acquisition resulted in goodwill of $963,596, which is being amortized over 15 years.

       The operating results of both Metier and IMG have been included in the consolidated results of the Company since July 1, 1999, the effective acquisition dates.

       The unaudited consolidated results of operations on a pro forma basis are presented below, for the respective 12-month period, as though Metier had been acquired as of January 1, 1998:


                                                                                         TWELVE MONTHS ENDED
                                                                                             DECEMBER 31
(UNAUDITED)                                                                             1999             1998
Revenue                                                                                 $ 180,120        $ 186,146
Net income                                                                                 22,402           24,705
Earnings per share (diluted)                                                               0.57             0.62


SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  5.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED
       REVENUE

       The following summarizes activity for uncompleted, fixed price, fixed deliverable projects:


                                                                                          1999           1998
                                                                                            (IN THOUSANDS)
Direct costs incurred on uncompleted, fixed price, fixed
 deliverable projects                                                                      $ 2,324        $ 8,660
Direct margin estimated on uncompleted, fixed price, fixed
 deliverable projects                                                                        1,246          4,645
                                                                                          --------      ---------
Revenues recognized on uncompleted projects                                                  3,570         13,305
    Less - billings to date                                                                  4,518         18,857
                                                                                          --------      ---------
Deferred revenues on fixed price, fixed deliverable projects                                   948          5,552
Advanced billings on application management projects                                         3,558          4,438
Other deferred revenues                                                                          -            452
                                                                                          --------      ---------
      Total deferred revenue as reported                                                   $ 4,506       $ 10,442
                                                                                          ========      =========


Projects with billings in excess of costs and estimated earnings on uncompleted
 fixed price, fixed deliverable projects                                                    $  948        $ 6,762
Projects with costs and estimated earnings in excess of
 billings on uncompleted fixed price, fixed deliverable projects                                 -          1,210
                                                                                          --------      ---------
      Deferred revenues on fixed price, fixed deliverable projects                          $  948        $ 5,552
                                                                                          ========      =========


  6.   PROPERTY, EQUIPMENT, AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

       Cost of property and equipment at December 31, 1999 and 1998 is summarized as follows (in thousands):



                                                                                            1999           1998
Computer equipment and internal software                                                   $ 9,018        $ 7,170
Furniture and equipment                                                                      4,899          4,811
Leasehold improvements                                                                         878            654
Capitalized software development costs                                                       1,017              -
                                                                                          --------      ---------
                                                                                            15,812         12,635
    Accumulated depreciation                                                                 9,390          7,037
                                                                                          --------      ---------
                                                                                           $ 6,422        $ 5,598
                                                                                          ========      =========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  7.   LINE OF CREDIT

       The Company has a line-of-credit arrangement with a bank which expires August 31, 2000, which provides for borrowings up to $40,000,000. Interest is computed on the basis of the Company's option at (i) the Eurodollar rate plus the applicable Eurodollar margin, (ii) the bank's prime rate or (iii) a negotiated rate, as defined. The Company also has an additional line of credit with the same bank which expires August 31, 1999, which provides for borrowings up to $20,000,000 to finance acquisitions.

  8.   LEASES

       The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all noncancelable leases expiring beyond one year as of December 31, 1999 are as follows (in thousands):


2000                                                                                                 $ 2,033
2001                                                                                                   1,789
2002                                                                                                   1,325
2003                                                                                                   1,099
2004                                                                                                     254
                                                                                                    --------
                                                                                                     $ 6,500
                                                                                                    ========


       Total rent expense charged to operations amounted to approximately $2,221, $1,869 and $1,678 for the years ended December 31, 1999, 1998 and 1997, respectively.

  9.   INCOME TAXES

       Income before income taxes for U. S. and foreign operations was as follows (in thousands):


                                                                      1999            1998           1997

U.S.                                                                $ 27,052        $ 28,928        $ 9,663
Foreign                                                                4,975           8,127          4,274
                                                                    --------        --------        -------
                                                                    $ 32,027        $ 37,055       $ 13,937
                                                                    ========        ========       ========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
  9.   INCOME TAXES (CONTINUED)

       The provision for income taxes is as follows:

                                                                       1999           1998            1997

Currently payable
    Federal                                                           $ 7,965       $ 14,271         $ 3,839
    State and local                                                     1,190          1,350             474
    Foreign                                                               340            171               2
                                                                     --------       --------         -------
      Total currently payable                                           9,495         15,792           4,315
Deferred
    Federal                                                               976         (3,002)           (708)
    State and local                                                       102           (366)            (88)
                                                                     --------       --------         -------
      Total deferred                                                    1,078         (3,368)           (796)
                                                                     --------       --------         -------
      Total provision for income taxes                               $ 10,573       $ 12,424         $ 3,519
                                                                     ========       ========         =======

       Upon termination of the S-corporation election, as described in Note 2, current and deferred income taxes of $1.8 million and ($0.7) million, respectively, were recognized. Accordingly, the above 1997 provision for income taxes includes a $1.1 million nonrecurring expense resulting from the termination of the S-corporation election.

       The components of the net deferred tax asset are as follows (in thousands):


                                                                                        1999           1998
Deferred tax assets
    Advance billing receipts                                                          $   266        $ 1,701
    Accrued warranty and other expenses                                                 3,437          3,149
    Property and equipment                                                                  -             66
                                                                                      -------        -------
      Net deferred tax asset                                                          $ 3,703        $ 4,916
                                                                                      =======        =======


       Balance sheet classification of the net deferred tax asset is summarized as follows (in thousands):


                                                                                      1999           1998

Deferred tax asset, current                                                           $ 3,703        $ 4,850
Deferred tax asset, noncurrent                                                              -             66
                                                                                      -------        -------
                                                                                      $ 3,703        $ 4,916
                                                                                      =======        =======

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
  9.   INCOME TAXES (CONTINUED)

       Under the Indian Income Tax Act of 1961 (the "Act"), Syntel India is eligible for certain favorable tax provisions including: (i) an exemption from payment of corporate income taxes for the first ten years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations, extending the effective period to ten years, from the previous regulation which permitted a tax holiday of five consecutive years within the first eight years of operation. The Export Exemption remains available after expiration of the Tax Holiday. Under the new regulations, the Company's Tax Holidays will expire no earlier than March 31, 2003.

       The Company has not recorded deferred income taxes applicable to all of the undistributed earnings of its foreign subsidiaries. For those earnings considered to be indefinitely reinvested no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. The unrecognized taxes on the undistributed earnings are approximately $6.8 million at December 31, 1999.

       The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% for 1999 and 1998 and 34% for 1997 to income before income taxes:


                                                                        1999           1998            1997
                                                                                  (IN THOUSANDS)

Statutory provision                                                   $ 11,209       $ 12,969         $ 4,739
State taxes, net of federal benefit                                      1,190          1,350             655
S-corporation income not subject to federal
 income taxes                                                                -              -          (1,556)
Tax-free investment income                                                (531)          (344)              -
Foreign income not subject to tax                                       (1,595)        (2,470)         (1,411)
Termination of S-corporation status                                          -              -           1,090
Other                                                                      300            919               -
                                                                      --------       --------         -------
    Total provision for income taxes                                  $ 10,573       $ 12,424         $ 3,517
                                                                      ========       ========         =======

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
 10.   EARNINGS PER SHARE

       The reconciliations of earnings per share computations for the fiscal years 1999, 1998 and 1997 were as follows:


                                               1999                 1998                     1997
                                        ------------------   ---------------------    ----------------------
                                                                                                   PRO FORMA
                                                     PER                    PER                       PER
                                        SHARES      SHARE     SHARES       SHARE       SHARES        SHARE
                                                       (IN THOUSANDS, EXCEPT PER SHARE EARNINGS)

Basic earnings per share                  38,556     $ .56      38,195      $ .65        37,763       $ .27
Net dilutive effect of stock options
 outstanding                                 493         -       1,099          -           175           -
Shares assumed outstanding due to
 excess distributions in 1997                  -         -           -          -         1,145           -
                                        --------    ------     -------     ------       -------      ------
    Diluted earnings per share            39,049     $ .55      39,294      $ .63        39,083       $ .26
                                        ========    ======     =======     ======       =======      ======

       As of December 31, 1999 and 1998, stock options to purchase 36,000 and 44,500 shares of common stock, respectively, at a weighted average price per share of $18.70 and $18.21, respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise prices were greater than the average market price of the common shares and were antidilutive. No such options were available in 1997.

 11.   STOCK COMPENSATION PLANS

       The Company established a stock option plan in 1997 under which 3 million shares of common stock were reserved for issuance. The dates on which granted options are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

       For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For the other options granted in 1999, 1998 and 1997, the exercise price equaled the market price on the date of grant, and therefore, no compensation expense was recognized.

       The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value of each stock option granted been determined consistent with the methodology of SFAS 123 "Accounting for Stock-Based Compensation," the pro forma impact on the Company's net income and earnings per share would have been adjusted to the pro forma amounts listed below:

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. STOCK COMPENSATION PLAN (CONTINUED)

                                                YEAR ENDED
                                                DECEMBER 31,
                                  ---------------------------------------
                                      1999         1998          1997
Net earnings
    As reported                   $   21,454    $   24,631    $   10,420
    Impact of SFAS No. 123            (1,534)         (976)         (385)
                                  ----------    ----------    ----------
      Pro forma                       19,920        23,655        10,035
Earnings per share, pro forma
    Basic earnings per share      $      .52    $      .62    $      .27
    Diluted earnings per share           .51           .60           .26

Earnings per share, as reported
    Basic earnings per share      $      .56    $      .65    $      .28
    Diluted earnings per share           .55           .63           .27

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with following weighted average assumptions for grants in 1999, 1998, and 1997:


                                             1999       1998     1997
Estimated fair value per option granted   $    6.26   $  8.86   $  2.82
Assumptions
    Risk-free interest rate                    6.00%     5.33%     6.18%
    Expected life (years)                      5.00      5.00      5.00
    Expected volatility                       68.38%    51.26%    51.26%
    Expected dividends                         0.00%     0.00%     0.00%

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. STOCK COMPENSATION PLUS (CONTINUED)

    The following table sets forth changes in options outstanding:

                                                                      WEIGHTED
                                            NUMBER                    AVERAGE
                                           OF SHARES     AMOUNT        PRICE

Shares under option
    Granted during 1997
      Grant price less than fair value       826,125   $ 3,205,250   $    3.88
      Grant price equals fair value          794,745     4,851,130        6.10
                                          ----------   -----------   ---------
        Outstanding, December 31, 1997     1,620,870     8,056,380        4.97
    Activity during 1998
      Granted, price equals fair value       513,500     8,843,933       17.22
      Exercised                               19,191        64,558        3.36
      Forfeited                              684,456     8,697,203       12.71
      Expired                                  3,072        15,168        4.94
                                          ----------   -----------   ---------
        Outstanding, December 31, 1998     1,427,651     8,123,384        5.69
    Activity during 1999
      Granted, price equals fair value     2,052,259    19,061,738        9.29
      Exercised                               71,896       272,805        3.79
      Forfeited                              256,807     1,966,161        7.66
      Expired                                 13,970        73,644        5.27
                                          ----------   -----------   ---------

        Outstanding, December 31, 1999     3,137,237   $24,872,512   $    7.93
                                          ==========   ===========   =========
        Exercisable, December 31, 1999       326,779
                                          ==========


The following table sets forth of option outstanding at December 31, 1999:

                                                          WEIGHTED     WEIGHTED
                                                           AVERAGE     AVERAGE
                                           NUMBER        CONTRACTUAL   EXERCISE
    RANGE OF EXERCISE PRICES            OUTSTANDING         LIFE        PRICE

              $1.33                            122,500        7.3       $ 1.33
         $ 4.67 - $ 8.00                       961,598        7.7         5.52
         $8.125 - $11.00                     1,457,544        9.8         8.46
         $11.25 - $16.75                       585,595        9.0        11.60
         $26.38 - $33.19                        10,000        8.9        29.10
                                        --------------     ------     --------
         $ 1.33 - $33.19                     3,137,237        8.9       $ 7.93
                                        --------------

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 11.   STOCK COMPENSATION PLANS (CONTINUED)

       The Company has an employee stock purchase plan which provides for employees to purchase pre-established amounts as determined by the compensation committee. The price at which employees may purchase common stock is set by the compensation committee as not less than the lessor of 85% of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the common stock on the last day of the purchase period. The Company has reserved 1.5 million shares of common stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum not to exceed $21,250 for each calendar year. As of December 31, 1999, the Company has, recorded in accrued payroll and related costs, $630,478 of employee withholdings to be used to purchase company stock.

 12.   SEGMENT REPORTING

       The Company manages its operations through three segments, Application Outsourcing, e-business, and TeamSourcing. During 1999 the Company realigned the segment structure, separating e-business out of TeamSourcing with the creation of a third segment. Additionally, IntelliSourcing has also been restructured to separate out e-business engagements, and has been renamed to Application Outsourcing.

       Through Application Outsourcing, the Company provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. The Company assumes responsibility for, and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. The Company's Global Service Delivery Model provides the flexibility to deliver to each client a unique mix of services on-site to the customer's location, off-site at its U.S. development centers and offshore at development centers in Mumbai and Chennai, India. The Company also provided Year 2000 compliance services to customers during 1999, 1998, and 1997, all of which were completed before December 31, 1999.

       Application Outsourcing engagements are frequently supported by long-term contractual agreements which generally provide for minimum resource commitments, if billed on a time-and-materials basis, or a specific set of deliverables for fixed-price engagements.

       Through e-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, Oracle, and SAP. These services may be provided on either a time-and-material or on a fixed-price basis.

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

       The accounting policies of the segments are the same as those presented in Note 2. Management allocates all corporate expenses to the segments. No balance sheet/identifiable assets data is presented since the company does not segregate its assets by segment.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12. SEGMENT REPORTING (CONTINUED)

                                                1999       1998       1997
Revenues
    Application Outsourcing                   $ 87,311   $105,835   $ 64,049
    e-business                                  33,402     14,614      5,089
    TeamSourcing                                41,404     47,526     55,200
                                              --------   --------   --------
                                               162,117    167,975    124,338
Gross profit
    Application Outsourcing                     40,324     45,516     24,038
    e-business                                  10,789      4,409      1,172
    TeamSourcing                                11,704     13,079     11,544
                                              --------   --------   --------
                                                62,817     63,004     36,754
Sales, general, and administrative expenses     32,814     28,026     23,547
                                              --------   --------   --------

Income from operations                        $ 30,003   $ 34,978   $ 13,207
                                              --------   --------   --------

13. GEOGRAPHIC INFORMATION

Total revenues before income taxes and identifiable assets by geographic location were as follows:

                                            1999        1998         1997
Revenues
    United States operations             $ 158,452    $ 166,046    $ 124,157
    India operations                        10,188       14,400        9,264
    Europe operations                        3,211        1,632           61
    Singapore operations                       548          456           54
    Intercompany revenue elimination       (10,282)     (14,559)      (9,198)
                                         ---------    ---------    ---------

      Total revenue                      $ 162,117    $ 167,975    $ 124,338
                                         ---------    ---------    ---------
Income before income taxes
    United States operations             $  27,052    $  28,928    $   9,663
    India operations                         4,486        7,839        4,542
    Europe operations                          645          296         (211)
    Singapore operations                      (156)          (8)         (57)
                                         ---------    ---------    ---------

      Total income before income taxes   $  32,027    $  37,055    $  13,937
                                         ---------    ---------    ---------
Assets, December 31
    United States operations             $ 100,495    $  90,884    $  58,574
    India operations                        19,933       12,084        6,401
    Europe operations                        1,842          985           93
    Singapore operations                       198          282          164
                                         ---------    ---------    ---------

      Total assets                       $ 122,468    $ 104,235    $  65,232
                                         ---------    ---------    ---------

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 14.   LITIGATION AND CLAIMS

       Legal actions and other claims are pending or may be instituted or asserted in the future against the Company. Although the amount of liability at December 31, 1999 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect future consolidated financial position or results of operations of the Company.

 15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected financial data by calendar quarter were as follows:


                                                     FIRST       SECOND        THIRD       FOURTH         FULL
                                                    QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                                                           (IN THOUSANDS)

1999
Revenues                                            $ 38,797     $ 39,654     $ 42,564     $ 41,102     $162,117
Cost of revenues                                      23,942       24,377       26,477       24,504       99,300
                                                    --------     --------     --------     --------     --------
    Gross profit                                      14,855       15,277       16,087       16,598       62,817
Selling, general and administrative expenses           7,245        7,307        9,502        8,760       32,814
                                                    --------     --------     --------     --------     --------
    Income from operations                             7,610        7,970        6,585        7,838       30,003
Other income, net                                        532          575          541          376        2,024
                                                    --------     --------     --------     --------     --------
    Income before income taxes                         8,142        8,545        7,126        8,214       32,027
Income taxes                                           2,708        2,657        2,442        2,766       10,573
                                                    --------     --------     --------     --------     --------

    Net income                                      $  5,434     $  5,888     $  4,684     $  5,448     $ 21,454
                                                    ========     ========     ========     ========     ========

Earnings per share, diluted                         $    .14     $    .15     $    .12     $    .14     $    .55
                                                    ========     ========     ========     ========     ========

Weighted average share outstanding, diluted           38,886       38,683       39,016       39,631       39,049
                                                    ========     ========     ========     ========     ========

1998
Revenues                                            $ 41,592     $ 43,214     $ 43,607     $ 39,562     $167,975
Cost of revenues                                      27,047       27,096       27,772       23,056      104,971
                                                    --------     --------     --------     --------     --------
    Gross profit                                      14,545       16,118       15,835       16,506       63,004
Selling, general and administrative expenses           6,093        6,931        7,423        7,579       28,026
                                                    --------     --------     --------     --------     --------
    Income from operations                             8,452        9,187        8,412        8,927       34,978
Other income, net                                        398          425          680          574        2,077
                                                    --------     --------     --------     --------     --------
    Income before income taxes                         8,850        9,612        9,092        9,501       37,055
Income taxes                                           2,814        2,891        2,638        4,081       12,424
                                                    --------     --------     --------     --------     --------

    Net income                                      $  6,036     $  6,721     $  6,454     $  5,420     $ 24,631
                                                    ========     ========     ========     ========     ========

Earnings per share, diluted                         $    .15     $    .17     $    .16     $    .14     $    .62
                                                    ========     ========     ========     ========     ========

Weighted average share outstanding, diluted           39,269       39,417       39,311       39,078       39,294
                                                    ========     ========     ========     ========     ========





     Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

         Exhibit No.                   Description
         3.1 Restated Articles of Incorporation of the registrant filed as an exhibit to the Registrant's Statement on Form S-1 dated June 6, 1997, and incorporated herein be reference.

         3.2 Amendment to Articles of Incorporation of the Registrant dated September 21, 1998 filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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

         10.4 Letter Agreement between the Registrant and Bank One dated September 13, 1999 amending the prior Credit Authorization Agreement.

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

         10.7 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. (successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank), to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


         10.8 Indentures of Lease entered into between the President of India and Syntel Software Pvt. Ltd. on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.9 Rental Agreement, dated February 24, 1997, between Syntel Software Pvt. Ltd. and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.10 Agreement for Software Programming Services, dated as of December 31, 1997, between the Registrant and American Home Assurance Company, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

         10.11    *        1997 Stock Option and Incentive Plan, filed as an
                           Exhibit to the Registrant's Registration Statement on
                           Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.12    *        Employee Stock Purchase Plan, filed as an Exhibit
                           to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13    *        Employment Agreement, dated June 5, 1997, between
                           the Registrant and Bharat Desai, filed as an Exhibit to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.14    *        Employment Agreement, dated June 5, 1997, between
                           the Registrant and Neerja Sethi, filed as an Exhibit to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.15 Asset Purchase Agreement dated as of September 22, 1999 by Syntel, Inc. and Metier, Inc. filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 5, 1999 and incorporated herein by reference.

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule.

         99.1 Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

         (b) A Current Report on Form 8-K was filed on October 7, 1999 and amended on December 6, 1999. An acquisition of assets was reported under Item 2 of Form 8-K and financial statements and pro forma financial information thereto were reported under Item 7 of Form 8-K.