Form 10-Q
period 2000-03-31
SYNTEL INC
filed 2000-05-15
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2000  or
                               ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission file number    0-22903
                         -----------

                                  Syntel, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Michigan                                               38-2312018
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

2800 Livernois Road, Suite 400, Troy, Michigan                          48083
----------------------------------------------                        ----------
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

Common Stock, no par value: 38,367,439 shares issued and outstanding as of May 2, 2000.

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

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   3 MONTHS
                                                ENDED MARCH 31
                                               -----------------
                                                 2000     1999
                                               -------   -------

Revenues                                       $40,506   $38,797
Cost of revenues                                25,513    23,942
                                               -------   -------
Gross profit                                    14,993    14,855
Selling, general and administrative expenses     8,993     7,245
                                               -------   -------

Income from operations                           6,000     7,610

Other income, principally interest                 780       532
                                               -------   -------

         Income before income taxes              6,780     8,142

     Income taxes                                1,628     2,708
                                               -------   -------

         Net income                            $ 5,152   $ 5,434
                                               =======   =======

EARNINGS PER SHARE
         Basic                                 $  0.13   $  0.14
         Diluted                               $  0.13   $  0.14

         Weighted average common shares
         Outstanding - diluted                  40,168    38,886
                                               =======   =======



   The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                            MARCH 31,     DECEMBER 31,
                                                              2000            1999
                                                            --------      ------------
                                 ASSETS
Current assets:
       Cash and cash equivalents                            $ 64,243       $ 63,611
       Accounts receivable, net                               24,239         23,800
       Advanced billings and other current assets              8,558          9,522
                                                            --------       --------
            Total current assets                              97,040         96,933

Property and equipment                                        16,874         15,812
       Less accumulated depreciation                          10,075          9,390
                                                            --------       --------
            Property and equipment, net                        6,799          6,422

Goodwill, net of amortization                                 18,863         19,113
                                                            --------       --------

                                                            $122,702       $122,468
                                                            ========       ========

                               LIABILITIES

Current liabilities:
       Line of credit, bank
       Accrued payroll and related costs                    $ 10,709       $ 12,748
       Accounts payable and other current liabilities         11,973         14,853
       Deferred revenue                                        4,105          4,506
                                                            --------       --------
            Total current liabilities                         26,787         32,107

                          SHAREHOLDERS' EQUITY

Total shareholders' equity                                    95,915         90,361
                                                            --------       --------

Total liabilities and shareholders' equity                  $122,702       $122,468
                                                            ========       ========



    The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31
                                                                                  ----------------------
                                                                                    2000          1999
                                                                                  --------      --------
Cash flows from operating activities:
        Net income                                                                $  5,152      $  5,434
                                                                                  --------      --------

        Adjustments to reconcile net income to net cash provided by (used in)
                 operating activities:
              Depreciation                                                             604           533
              Goodwill amortization                                                    331             0
              Deferred income taxes                                                      0           (44)
              Compensation expense related to
                 stock options                                                          30            14
              Changes in assets and liabilities:
                    Accounts receivable, net                                          (439)        1,282
                    Advance billing and other assets                                   964            23
                    Accrued payroll and other liabilities                           (4,919)       (1,615)
                    Deferred revenues                                                 (401)       (3,390)
                                                                                  --------      --------
              Net cash provided by operating activities                              1,322         2,237

Cash flows used in investing activities,
              property and equipment expenditures                                   (1,062)         (418)

Cash flows provided by (used in) financing activities:
              Net proceeds from issuance of stock                                      415            24
              Common stock repurchases                                                 (14)         (590)
                                                                                  --------      --------
              Net cash provided by (used in) financing activities                      401          (566)

Effect of foreign currency exchange rate changes on cash                               (29)          (25)
                                                                                  --------      --------

Net increase in cash and cash equivalents                                              632         1,228

Cash and cash equivalents, beginning of period                                    $ 63,611      $ 64,660
                                                                                  ========      ========

Cash and cash equivalents, end of period                                          $ 64,243      $ 65,888
                                                                                  ========      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of March 31, 2000, the results of its operations for the three month period ended March 31, 2000 and March 31, 1999, and cash flows for the three months ended March 31, 2000 and March 31, 1999. The year end condensed balance sheet as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1999.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries; Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel (Singapore) PTE, Ltd. ("Syntel Singapore"), a Singapore limited liability company, and Syntel Europe Ltd. ("Syntel Europe"), a United Kingdom limited liability company. All intercompany accounts and transactions have been eliminated.

3. PRO FORMA FINANCIAL INFORMATION

On September 22, 1999 the Company executed a purchase agreement with Metier, Inc. to acquire substantially all of the assets and business of Metier. The effective date of the acquisition was July 1, 1999. The unaudited consolidated results of operations on a pro forma basis are presented below, for the three month period ended March 31, 1999, as though Metier had been acquired as of January 1, 1999:

                                           Three months ended
                                               March 31, 1999
                                           ------------------
        Revenue                                       45,825
        Net income                                     5,485
        Earnings per share (diluted)               $    0.14

4. CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated corporate bonds and treasury notes held by a bank with maturity dates of less than ninety days.

5.      COMPREHENSIVE INCOME

Total Comprehensive Income for the three month period ended March 31, 2000 and 1999 was as follows (in thousands):

                                         Three Months Ended March 31
                                         ---------------------------
                                              2000         1999
                                             -------      -------
Net Income                                   $ 5,152      $ 5,434
Other Comprehensive income
Foreign currency translation Adjustments         (29)         (25)
                                             -------      -------
Total comprehensive income                   $ 5,123      $ 5,409



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

                                                     Three Months Ended
                                           March 31, 2000         March 31, 1999
                                        --------------------   --------------------
                                        Weighted    Earnings   Weighted    Earnings
                                        Average       per      Average       per
                                         Shares      share      Shares      share
                                         ------     -------     ------     -------
                                          (in thousands, except per share earnings)

Basic earnings per share                 38,589     $  0.13     38,182     $  0.14
Net dilutive effect of stock options
    outstanding                           1,579                    704
                                         ------     -------     ------     -------
Diluted earnings per share               40,168     $  0.13     38,886     $  0.14


7. SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all corporate expenses to the segments. Financial data for each segment for the three month periods ending March 31, 2000 and March 31, 1999 is as follows:

                                           Three Months Ended
                                    March 31, 2000   March 31, 1999
                                    --------------   --------------
                                             (in thousands)
Revenues:
     Applications Outsourcing          $18,918          $24,093
     e-Business                         11,441            3,693
     TeamSourcing                       10,147           11,011
                                       -------          -------
                                        40,506           38,797
Gross Profit:
     Applications Outsourcing            8,981           10,304
     e-business                          3,113            1,285
     TeamSourcing                        2,899            3,266
                                       -------          -------
                                        14,993           14,855

The Applications Outsourcing segment included Year 2000 remediation engagements for the first three months of 1999, all of which were completed before December 31, 1999. Excluding the impact of Year 2000 remediation engagements, Applications Outsourcing revenues for the first quarter of 1999 would have been $18.1 million and gross margins would have been $7.1 million.


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased 4.4% to $40.5 million in the first quarter of 2000 from $38.8 million in the first quarter of 1999. Worldwide billable headcount, including personnel employed by Syntel India, Singapore, and Syntel Europe, as of March 31, 2000 decreased to 1,421 compared to 1,456 as of March 31, 1999.

Applications Outsourcing Revenues. Applications Outsourcing revenues decreased to $18.9 million for the first quarter of 2000, or 46.7% of total revenues, from $24.1 million, or 62.1% of first quarter revenues for 1999. The $5.2 million decrease in revenues was attributable primarily to the completion of Year 2000 remediation projects that contributed revenues of $6.0 million in the first quarter of 1999 as well as the completion of outsourcing and development projects that contributed $2.3 million in the first quarter of 1999. These were partially offset by net growth in several engagements as well as new engagements, which combined, contributed approximately $3.1 million in the first quarter of 2000.

Applications Outsourcing Cost of Revenues. Cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, travel, and warranty reserves. Applications Outsourcing costs of revenues decreased to 52.5% of total Applications Outsourcing revenues for the first quarter of 2000, from 57.2% for the first quarter of 1999. The decrease in cost of revenues as a percent of revenues was attributable primarily to a release of warranty reserves that were no longer deemed necessary in the first quarter of 2000, contributing approximately 7.4% to the reduction in cost of revenues as a percent of revenues; partially offset by high margin Year 2000 remediation engagements during the first quarter of 1999 as well as increased compensation levels on existing engagements of 2.0% and 0.7%, respectively

e-Business Revenues. e-Business revenues increased to $11.4 million for the first quarter of 2000, or 28.2% of total consolidated revenues, from $3.7 million, or 9.5% of total consolidated revenues for the first quarter of 1999. The $7.7 million increase was attributable principally to the acquisitions of Metier, Inc. and IMG, Inc., as well as new engagements, contributing approximately $4.2 million and $3.5 million, respectively, to the increase in e-business revenues.

e-Business Cost of Revenues. e-Business cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 72.8% of total e-Business revenues for the first quarter of 2000, from 65.2% for the first quarter of 1999. The increase in costs of revenues as a percent of revenues was attributable principally to reduced consultant utilization levels due to temporary softness in the Oracle marketplace and the establishment of a loss reserve for a fixed price engagement that is expected to require more resources than previously anticipated; contributing approximately 11.0% and 3.0%, respectively, to the increase in cost of revenues; partially offset by improved gross margins on non-Oracle engagements, contributing approximately 6.4%.

TeamSourcing Revenues. TeamSourcing revenues decreased to $10.1 million for the first quarter of 2000, or 25.1% of total revenues, down from $11.0 million, or 28.4% of total revenues for the first quarter of 1999. The $0.9 million revenue decrease was attributable primarily to a $1.7 million reduction due to a decrease in U.S. based billable consultants in various engagements, partially offset by billing rate increases of $0.8 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 71.4% of TeamSourcing revenues for the first quarter of 2000, from 70.3% for the first quarter of 1999. The increase in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to increased travel, relocation, and training costs, as well as increased compensation costs in relation to respective bill rates, contributing approximately 0.6% and .5%, respectively to the decreased margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, delivery, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended March 31, 2000 were $9.0 million, or 22.2% of total revenues, compared to $7.2 million or 18.7% of total revenues for the three months ended March 31, 1999. The $1.8 million increase in selling, general, and administrative costs was primarily attributable to acquisition related operating costs and associated goodwill, contributing $1.7 million and $0.3, respectively to the increase in sales, general, and administrative costs; partially offset by savings in marketing, recruiting, and other administrative expenses, which combined, contributing savings of approximately $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. Net cash generated by operating activities was $1.3 million for the first three months of 2000, compared to $2.2 million for the first three months of 1999. The number of days sales outstanding in accounts receivable was approximately 53 days and 52 days as of March 31, 2000 and March 31, 1999, respectively.

Net cash used in investing activities was $1.1 million and $0.4 million for the first three months 2000 and 1999, respectively. Cash used for investing activities for the first three months of 2000 consisted principally of capitalized software development costs of approximately $0.8 and computer equipment of $0.3 million. Cash used for investing activities for the first three months of 1999 consisted primarily of capitalized development costs of $0.2 million and computer equipment of $0.2 million.

Net cash generated in financing activities for the first three months of 2000 consisted primarily of $0.4 million from the issuance of stock from the employee option program. Net cash used in financing activities for the three months ended March 31, 1999 consisted primarily of the purchase of 65,000 shares of treasury stock for $0.6 million.

The Company has a line of credit with Bank One which provides for borrowings of up to $40.0 million. The line of credit expires on August 31, 2000. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At March 31, 2000, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $20.0 million facility with Bank One to finance acquisitions which also expires on August 31, 2000. The Company has not borrowed any amounts under this facility. The Company intends to renew both the $40 million and the $20 million line of credit before the expiration date. The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.


FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including those with respect to future levels of business for Syntel, Inc. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report Form 10-K document dated March 30, 2000. Factors that could cause results to differ materially from those set forth above include general trends and developments in the information technology industry, which is subject to rapid technological changes, and the Company's concentration of sales in a relatively small number of large customers, as well as intense competition in the information technology industry, which the Company believes will increase.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description
----------------------------------

27                    Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Syntel, Inc.
                                  --------------------------------------------
                                  (Registrant)


Date   May 11, 2000               By /s/ Bharat Desai
       ------------                  -----------------------------------------
                                     Bharat Desai, President and
                                     Chief Executive Officer


Date   May 11, 2000               By /s/ John Andary
       ------------                  -----------------------------------------
                                     John Andary, Chief Financial Officer
                                     (principal financial and chief accounting
                                     officer)

                                  EXHIBIT INDEX

                                                             Sequentially
                                                               Numbered
Exhibit No.           Description                                Page
-------------------------------------------------------------------------
27                    Financial Data Schedule                     13