Form 10-Q
period 2000-06-30
SYNTEL INC
filed 2000-08-14
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2000 or


[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission file number    0-22903
                       -------------

                                  Syntel, Inc.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Michigan                                 38-2312018
-----------------------------------------     ----------------------------------
       (State or Other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)                Identification No.)

 2800 Livernois Road, Suite 400, Troy, Michigan              48083
------------------------------------------------          ------------
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (248) 619-2800
          ------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
    ---------           -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,359,474 shares issued and outstanding as of August 4, 2000.

                                  SYNTEL, INC.

                                      INDEX

                                                                        Page
                                                                        ----

Part I  Financial Information

         Item 1   Financial Statements
                       Consolidated Statement of Income                   3
                       Condensed Consolidated Balance Sheet               4
                       Condensed Consolidated Statement of Cash Flows     5
                       Notes to the Financial Statements                  6
         Item 2   Management's Discussion and Analysis of                 8
                       Financial Condition and Results of Operation

Part II  Other Information                                               12
Signatures                                                               13

Index to Exhibits                                                        14



                          SYNTEL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                      (in thousands, except per share data)


                                                                  3 MONTHS                      6 MONTHS
                                                               ENDED JUNE 30                 ENDED JUNE 30
                                                       ---------------------------     ----------------------
                                                             2000            1999           2000        1999
                                                             ----            ----           ----        ----

Revenues                                               $   42,079     $    39,654      $   2,585   $  78,451
Cost of revenues                                           26,872          24,377         52,385      48,319
                                                       -----------    ------------     ----------  ----------
Gross profit                                               15,207          15,277         30,200      30,132
Selling, general and administrative expenses                8,569           7,307         17,562      14,552
Goodwill impairment and related charges                    21,650               0         21,650           0
                                                       -----------    ------------     ----------  ----------

Income (loss) from operations                             (15,012)          7,970         (9,012)     15,580

Other income, principally interest                            800             575          1,580       1,107
                                                       -----------    ------------     ----------  ----------
       Income (loss) before income taxes                  (14,212)          8,545         (7,432)     16,687

Income tax (provision) benefit                              6,407          (2,657)         4,779      (5,365)
                                                       -----------    ------------     ----------  ----------

       Net income (loss)                               $   (7,805)    $     5,888      $  (2,653)  $  11,322
                                                       ===========    ============     ==========  ==========

EARNINGS (LOSS) PER SHARE
       Basic                                           $    (0.20)    $      0.15      $   (0.07)  $    0.30
       Diluted                                         $    (0.20)    $      0.15      $   (0.07)  $    0.29

Weighted average common shares
outstanding - diluted                                      39,574          38,683         39,871      38,775
                                                       ===========    ============     ==========  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (in thousands)




                                                                      June 30,       December 31,
                                                                        2000            1999
                                                                  --------------     ------------

       ASSETS:
Current assets:
       Cash and cash equivalents                                  $    67,583        $   63,611
       Accounts receivable, net                                        28,897            23,800
       Advanced billings and other current assets                       9,207             9,522
                                                                  -----------        ----------

            Total current assets                                      105,687            96,933

Property and equipment                                                 17,126            15,812
       Less accumulated depreciation                                   10,668             9,390
                                                                  -----------        ----------

            Property and equipment, net                                 6,458             6,422

Goodwill, net of amortization                                             901            19,113

Equity and other investments                                            3,204                 -

Deferred income taxes, noncurrent                                       6,932                 -
                                                                  -----------        ----------
                                                                  $   123,182        $  122,468
                                                                  ===========        ==========

       LIABILITIES

Current liabilities:
       Accrued payroll and related costs                          $    10,262        $   12,748
       Accounts payable and other current liabilities                  19,368            14,853
       Deferred revenue                                                 5,430             4,506
                                                                  -----------        ----------
            Total current liabilities                                  35,060            32,107

       SHAREHOLDERS' EQUITY

Total shareholders' equity                                             88,122            90,361
                                                                  -----------        ----------

Total liabilities and shareholders' equity                        $   123,182        $  122,468
                                                                  ===========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              2000            1999
                                                                            --------        --------


Cash flows from operating activities:
        Net income (loss)                                                   $ (2,653)       $ 11,322
                                                                            --------        --------
        Adjustments to reconcile net income to net cash provided
                   by operating activities:
              Depreciation and amortization                                    1,278           1,005
              Goodwill amortization                                              621               0
              Goodwill impairment and related charges                         21,650               0
              Deferred income taxes                                           (6,932)             66

              Compensation expense related to
                   stock options                                                  67              45
              Loss on equity investments                                         119               0
              Changes in assets and liabilities:
                         Accounts receivable, net                             (5,097)          4,093
                         Advance billing and other assets                        315          (2,235)
                         Accrued payroll and other liabilities                (4,130)           (844)
                         Deferred revenues                                       924          (5,532)
                                                                            --------        --------
              Net cash provided by operating activities                        6,162           7,920

Cash flows used in investing activities:
              Property and equipment expenditures                             (1,728)           (730)
              Equity and other investments                                      (809)              0
                                                                            --------        --------
              Net cash used in investing activities                           (2,537)           (730)

Cash flows provided by (used in) financing activities:
              Net proceeds from issuance of stock                                930              79
              Common stock repurchases                                          (519)         (1,074)
                                                                            --------        --------
              Net cash provided by (used in) financing activities                411            (995)
Effect of foreign currency exchange rate changes on cash                         (64)           (105)
                                                                            --------        --------
Net increase in cash and cash equivalents                                      3,972           6,090
Cash and cash equivalents, beginning of period                                63,611          64,660
Cash and cash equivalents, end of period                                    $ 67,583        $ 70,750
                                                                            ========        ========


The accompanying notes are an integral part of the consolidated financial statements

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and June 30, 1999, and cash flows for the six months ended June 30, 2000 and June 30, 1999. The year end condensed balance sheet as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1999.

Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3. NON-CASH TRANSACTIONS

For the quarter ended June 30, 2000, the Company transferred $414,000 from capitalized software to equity investments in connection a formation of the incubator company, New2USA.

4. CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated corporate bonds and treasury notes held by a bank with maturity dates of less than ninety days.

5. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six month periods ended June 30, 2000 and 1999 was as follows (in thousands):



                                                              Three Months Ended        Six Months Ended
                                                                    June 30                  June 30
                                                                2000       1999         2000        1999
                                                                ----       ----         ----        ----

         Net Income (loss)                                  ($7,805)     $ 5,888       ($2,653)    $11,322
         Other Comprehensive income
         Foreign currency translation Adjustments               (35)         (80)          (64)       (105)
                                                          ---------      -------       -------     -------
         Total comprehensive income (loss)                  ($7,840)     $ 5,808       ($2,717)    $11,217



6.    EARNINGS PER SHARE

Basic earnings (losses) per share is calculated by dividing net income by the average number of shares outstanding during the applicable period. The Company has stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated considering these potentially dilutive options when there is net income.

The following table sets forth the computation of earnings per share.



                                                                           Three Months Ended
                                                           June 30, 2000                       June 30, 1999
                                                           -------------                       -------------

                                                          Weighted   Earnings             Weighted    Earnings
                                                          Average      per                Average       per
                                                          Shares      share               Shares       share
                                                          ------      -----               ------      ------
                                                                (in thousands, except per share earnings)

         Basic earnings (loss)  per share                 38,647     ($ 0.20)              38,129     $  0.15
         Net dilutive effect of stock options
             outstanding                                                                      554
                                                        --------    --------             --------     -------
         Diluted earnings (loss) per share                38,647     ($ 0.20)              38,683     $  0.15




                                                                          Six Months Ended
                                                           June 30, 2000                    June 30, 1999
                                                           -------------                    -------------

                                                         Weighted   Earnings         Weighted     Earnings
                                                         Average      per             Average        per
                                                         Shares      share            Shares        share
                                                         ------      -----            ------        -----
                                                              (in thousands, except per share earnings)

         Basic earnings (loss) per share                  38,601    ($ 0.07)            38,156      $ 0.30
         Net dilutive effect of stock options
             outstanding                                                                   619
                                                         -------   --------           --------      ------
         Diluted earnings (loss) per share                38,601    ($ 0.07)            38,775      $ 0.29



7.       SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all corporate expenses to the segments. Financial data for each segment for the three month periods ended June 30, 2000 and June 30, 1999 is as follows:


                                                            Three Months Ended                  Six Months Ended
                                                     June 30, 2000     June 30, 1999     June 30, 2000   June 30, 1999
                                                     -------------     -------------     -------------    -------------
                                                              (in thousands)                    (in thousands)

        Revenues:
              Applications Outsourcing               $  22,545         $   23,934       $  41,463       $   48,027
              e-Business                                10,956              5,417          22,397            9,110
              TeamSourcing                               8,578             10,303          18,725           21,314
                                                     ---------         ----------       ---------       ----------
                                                        42,079             39,654          82,585           78,451

         Gross Profit:
              Applications Outsourcing                   9,289             10,605          18,270           20,909
              e-business                                 4,038              1,775           7,151            3,060
              TeamSourcing                               1,880              2,897           4,779            6,163
                                                     ---------         ----------       ---------        ---------
                                                        15,207             15,277          30,200           30,132



The Applications Outsourcing segment included Year 2000 remediation engagements for the first six months of 1999, all of which were completed before December 31, 1999. Excluding the impact of Year 2000 remediation engagements, Applications Outsourcing revenues for the second quarter of 1999 and the first six months of 1999 would have been $19.5 million and $37.6 million, respectively; and gross profit would have been $7.9 and $15.0 million.

7.   IMPAIRMENT OF  GOODWILL

The Company has determined, by use of the discounted cash flow method, that the remaining goodwill as of June 30, 2000 associated with the acquisition of Metier, Inc., is impaired, due to the continued erosion of the Metier business. Accordingly, in the second quarter, the Company has recognized a $21.6 million charge for the goodwill impairment and related costs of downsizing the business. The charge is reflected separately in the statement of income as a component of income from operations.


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased 6.1% to $42.1 million in the second quarter of 2000 from $39.7 million in the second quarter of 1999. Worldwide billable headcount, including personnel employed by Syntel India, Singapore, and Syntel Europe, as of June 30, 2000 increased to 1,522 compared to 1,322 as of June 30, 1999.

Applications Outsourcing Revenues. Applications Outsourcing revenues decreased to $22.5 million for the second quarter of 2000, or 53.6% of total revenues, from $23.9 million, or 60.4% of second quarter revenues for 1999. Revenues for the first six months of 2000 decreased to $41.5 million, or 50.2% of total revenues, from $48.0 million, or 61.2% of total revenues for the first six months of 1999. Both the $1.4 million decrease for the second quarter and the $6.5 million decrease for the first six months of 2000 were attributable principally to the completion of Year 2000 remediation projects that contributed $4.4 million in the second quarter of 1999 and $10.4 million for the first six months of 1999. The loss of Y2K revenues was partially offset by net growth in several engagements as well as new engagements, which combined, contributed approximately $3.0 million and $3.9 million respectively, in the second quarter of 2000 and for the first six months of 2000.

Applications Outsourcing Cost of Revenues. Cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, travel, and warranty reserves. Applications Outsourcing costs of revenues increased to 58.8% of total Applications Outsourcing revenues for the second quarter of 2000, from 55.7% for the second quarter of 1999. Costs of revenues for the first six months of 2000 decreased to 55.9% of total Applications Outsourcing revenues, from 56.5% for the first six months of 1999. The 3.1% increase in cost of revenues as a percent of revenues for the second quarter was attributable primarily to high margin Y2K remediation engagements completed in 1999 which were partially offset by new lower margin outsourcing and development projects. The 0.6% decrease in cost of revenues for the first six months of 2000 was attributable primarily to a release of warranty reserves that were no longer deemed necessary in the first quarter of 2000, contributing approximately 4.1% to the reduction in cost of revenues as a percent of revenues; partially offset by a 3.6% increase in the cost of revenues due to the completion of high margin Year 2000 remediation engagements during the first six months of 1999.

e-Business Revenues. e-Business revenues increased to $11.0 million for the second quarter of 2000, or 26.0% of total consolidated revenues, from $5.4 million, or 13.7% of total consolidated revenues for the second quarter of 1999. Revenues for the first six months of 2000 increased to $22.4 million, or 27.1% of total revenues, from $9.1 million, or 11.6% of total revenues for the first six months of 1999. The $5.6 million increase for the second quarter as well as the $13.3 million increase for the first six months were attributable primarily to the acquisitions of Metier, Inc. and IMG, Inc., which combined contributed $3.7 million and $7.9 million, respectively, in the second quarter of 2000 and the first six months of 2000; additionally, both the second quarter and the first six months benefited from the organic growth in the e-business project base as well as increased average bill rates, contributing $1.5 million and $0.4 million respectively, to the second quarter and $4.5 million and $0.9 million, respectively for the first six months of 2000.

e-Business Cost of Revenues. e-Business cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 63.1% of total e-Business revenues for the second quarter of 2000, from 67.2% for the second quarter of 1999. The 4.1% decrease in costs of revenues as a percent of revenues was attributable principally to improved margins on existing engagements, and the impact of the IMG acquisition, contributing approximately 6.9%, and 1.4%, respectively, to the decrease in costs of revenues. These margin gains were partially offset by a decrease in utilization levels, contributing a 4.3% increase in the costs of revenues. The decrease in utilization levels was due principally to a significant increase in training activities. For the first six months of 2000, e-business costs of revenues increased to 68.1% of total e-business revenues, from 66.4% for the first six months of 1999. The 1.7% increase was attributable principally to reduced consultant utilization levels due to temporary softness in the Oracle marketplace as well as increased training activities, contributing approximately 7.7% to the decrease in gross margins, largely offset by improved margins from existing engagements, contributing approximately 6.0% to the gross margins.

TeamSourcing Revenues. TeamSourcing revenues decreased to $8.6 million for the second quarter of 2000, or 20.4% of total revenues, down from $10.3 million, or 26.0% of total revenues for the second quarter of 1999. For the first six months of 2000, Teamsourcing revenues decreased to $18.7 million, or 22.7% of total revenues, down from $21.3 million, or 27.2% of total revenues for the first six months of 1999. Both the $1.7 million decrease for the second quarter as well as the $2.6 million decrease for the first six months of 2000 were due principally to decreases in U.S. based billable consultants on various engagements, the result of an organizational focus away from this segment.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 78.1% of TeamSourcing revenues for the second quarter of 2000, from 71.9% for the second quarter of 1999.

The increase in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to decreased utilization and increased compensation costs in relation to respective bill rates, contributing approximately 4.0% and 2.2% to the decreased margins. The cost of revenues as a percent of revenues increased to 74.5% of total TeamSourcing revenues for the six month period ended June 30, 2000, from 71.1% for the six month period ending June 30, 1999. The 3.4% increase was attributable principally to increased compensation costs in relation to respective bill rates, decreased utilization, and increased travel and relocation costs, contributing approximately 1.9%, 1.2%, and 0.3%, respectively, to the decreased margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, delivery, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended June 30, 2000 were $8.6 million, or 20.4% of total revenues, compared to $7.3 million or 18.4% of total revenues for the three months ended June 30, 1999. The $1.3 million increase was attributable principally to acquisition related operating costs, associated goodwill, and travel expenses, contributing approximately $0.8 million, $.3 million, and $0.2 million, respectively. Selling, general, and administrative costs increased to $17.6 million, or 21.3% of total revenues for the six month period ending June 30, 2000, from $14.6 million, or $18.6% of total revenues for the same period in 1999. The $3.0 million increase was attributable primarily to acquisition related operating costs and associated goodwill, contributing $2.5 million and $0.6, respectively to the increase in sales, general, and administrative costs; partially offset by savings in general administrative expenses of approximately $0.1 million.

Goodwill Impairment and Related Charges. The Company has determined, by use of the discounted cash flow method, that the remaining goodwill as of June 30, 2000 associated with the acquisition of Metier, Inc., is impaired, due to the continued erosion of the Metier business. Accordingly, in the second quarter, the Company has recognized a $21.6 million charge for the goodwill impairment and related costs of downsizing the business. The charge is reflected separately in the statement of income as a component of income from operations


LIQUIDITY AND CAPITAL RESOURCES

In recent history, the Company has financed its working capital needs through operations. Net cash generated by operating activities was $6.2 million for the first six months of 2000, compared to $7.9 million for the first six months of 1999. The number of days sales outstanding in accounts receivable was approximately 61 days and 44 days as of June 30, 2000 and June 30, 1999, respectively. The increase in days was due principally to delayed payments from several large customers, most of which has since been received.

Net cash used in investing activities was $2.5 million and $0.7 million for the first six months of 2000 and 1999, respectively. Cash used for investing activities for the first six months of 2000 consisted principally of capitalized software development costs of approximately $0.9, computer equipment of $0.6 million, equity investments in incubator companies of $0.8 million, and other assets of $0.2 million. Cash used for investing activities for the first six months of 1999 consisted primarily of capitalized development costs of $0.4 million and computer equipment of $0.3 million.

Net cash generated in financing activities for the first six months of 2000 consisted primarily of $0.9 million from the issuance of stock from the employee stock option and stock purchase programs, partially offset by stock repurchases of $0.5 million. Net cash used in financing activities for the six months ended June 30, 1999 consisted primarily of common stock repurchases for $1.0 million.

The Company has a line of credit with Bank One which provides for borrowings of up to $40.0 million.

The line of credit expires on August 31, 2000. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At June 30, 2000, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $20.0 million facility with Bank One to finance acquisitions which also expires on August 31, 2000. The Company has not borrowed any amounts under this facility. The Company expects to renew both the $40 million and the $20 million line of credit before the expiration date. The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting of shareholders on Tuesday, May 23, 2000. At the meeting, Bharat Desai and Paritosh K. Choksi were elected as directorsof the Corporation to serve a three year term until the annual meeting of shareholders in 2003. The vote of the shareholders with regard to the election of Mr. Desai as a director was 37,952,255 shares FOR and 16,367 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: Neerja Sethi, George Mrkonic, and Douglas E. Van Houweling.

The shareholders of the Corporation also approved a proposed amendment to the Corporation's 1997 Stock Option and Incentive Plan ("Plan") to increase the number of shares of the Corporation's common stock reserved for issuance under the Plan from 3,000,000 shares to 8,000,000 shares. With regard to this amendment to the Plan the shareholder vote was as follows: 34,212,678 shares FOR, 1,028,006 shares against, 118,403 shares ABSTSAINED, and 2,609,494 shares as BROKER NON-VOTES.

ITEM 5.  OTHER INFORMATION.

The Board of Directors passed a resolution on July 21, 2000 authorizing a stock repurchase by the Company of up to 500,000 shares of the Company's outstanding common stock. Such stock repurchaases would be made in open market transactions on NASDAQ or in private transactions. Any stock repurchased will be reissued in connection with the Company's employee stock purchase and stock option and incentive plans, and for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.                Description

27                         Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Syntel, Inc.
                       ----------------------------------
                                             (Registrant)


Date   August 11, 2000             By  /s/ Bharat Desai
       ---------------               -------------------------------------------
                                 Bharat Desai, President and
                                   Chief Executive Officer


Date   August 11, 2000             By  /s/ John Andary
      ----------------               -------------------------------------------
                                 John Andary, Chief Financial Officer
                             (principal financial and chief accounting officer)

                                  EXHIBIT INDEX



                                                          Sequentially
                                                           Numbered
Exhibit No.                Description                       Page
-----------                -----------                    ------------

27                         Financial Data Schedule             13










14