Form 10-Q/A
period 2000-06-30
SYNTEL INC
filed 2000-08-18
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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



                          SYNTEL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                      (in thousands, except per share data)


                                                                  3 MONTHS                      6 MONTHS
                                                               ENDED JUNE 30                 ENDED JUNE 30
                                                       ---------------------------     ----------------------
                                                             2000            1999           2000        1999
                                                             ----            ----           ----        ----

Revenues                                               $   42,079     $    39,654      $  82,585   $  78,451
Cost of revenues                                           26,872          24,377         52,385      48,319
                                                       -----------    ------------     ----------  ----------
Gross profit                                               15,207          15,277         30,200      30,132
Selling, general and administrative expenses                8,569           7,307         17,562      14,552
Goodwill impairment and related charges                    21,650               0         21,650           0
                                                       -----------    ------------     ----------  ----------

Income (loss) from operations                             (15,012)          7,970         (9,012)     15,580

Other income, principally interest                            800             575          1,580       1,107
                                                       -----------    ------------     ----------  ----------
       Income (loss) before income taxes                  (14,212)          8,545         (7,432)     16,687

Income tax (provision) benefit                              6,407          (2,657)         4,779      (5,365)
                                                       -----------    ------------     ----------  ----------

       Net income (loss)                               $   (7,805)    $     5,888      $  (2,653)  $  11,322
                                                       ===========    ============     ==========  ==========

EARNINGS (LOSS) PER SHARE
       Basic                                           $    (0.20)    $      0.15      $   (0.07)  $    0.30
       Diluted                                         $    (0.20)    $      0.15      $   (0.07)  $    0.29

Weighted average common shares
outstanding - diluted                                      38,647          38,683         38,601      38,775
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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting of shareholders on Tuesday, May 23, 2000. At the meeting, Bharat Desai and Paritosh K. Choksi were elected as directorsof the Corporation to serve a three year term until the annual meeting of shareholders in 2003. The vote of the shareholders with regard to the election of Mr. Desai as a director was 37,952,255 shares FOR and 16,514 shares WITHHELD. The vote of shareholders with regard to the election of Mr. Choksi as a director was 37,952,402 shares FOR and 16,367 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: Neerja Sethi, George Mrkonic, and Douglas E. Van Houweling.

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


Date   August 18, 2000             By  /s/ Bharat Desai
       ---------------               -------------------------------------------
                                 Bharat Desai, President and
                                   Chief Executive Officer


Date   August 18, 2000             By  /s/ John Andary
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