Form 10-Q
period 2000-09-30
SYNTEL INC
filed 2000-11-07
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934

For the quarterly period ended  September  30, 2000  or
                               ---------------------

[ ]   Transition report pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission file number    0-22903
                       -------------

                                  Syntel, Inc.
                       ----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Michigan                              38-2312018
-------------------------------------------        ----------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or Organization)                 Identification No.)

  2800 Livernois Road, Suite 400, Troy, Michigan                    48083
---------------------------------------------------             -------------
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

Yes             X             No
    ------------------------     ----------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,380,644 shares issued and outstanding as of October 25, 2000.

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

                          SYNTEL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                      (in thousands, except per share data)

                                                                  3 MONTHS                        9 MONTHS
                                                              ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                          -------------------------       -------------------------
                                                            2000             1999           2000            1999
                                                            ----             ----           ----            ----
Revenues                                                  $  41,105       $  42,564       $ 123,690       $ 121,015
Cost of revenues                                             26,001          26,477          78,386          74,797
                                                          ---------       ---------       ---------       ---------
Gross profit                                                 15,104          16,087          45,304          46,218
Selling, general and administrative expenses                  8,348           9,502          25,791          24,053
Goodwill impairment and related charges                          --              --          21,650              --
                                                          ---------       ---------       ---------       ---------
Income from operations                                        6,756           6,585          (2,137)         22,165
Other income, principally interest                              829             541           2,409           1,648
                                                          ---------       ---------       ---------       ---------
       Income before income taxes                             7,585           7,126             272          23,813

Income tax (provision) benefit                               (2,035)         (2,442)          2,744          (7,807)
                                                          ---------       ---------       ---------       ---------
       Net income before loss from equity investment
       in unconsolidated subsidiary, net of taxes             5,550           4,684           3,016          16,006

Loss from equity investment
                                                                200              --             319              --
                                                          ---------       ---------       ---------       ---------
       Net income                                         $   5,350       $   4,684       $   2,697       $  16,006
                                                          =========       =========       =========       =========

EARNINGS (LOSS) PER SHARE
       Basic                                              $    0.14       $    0.12       $    0.07       $    0.42
       Diluted                                            $    0.14       $    0.12       $    0.07       $    0.41

Weighted average common shares
outstanding - diluted                                        39,255          39,016          39,666          38,855
                                                          =========       =========       =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                           September 30,   December 31,
                                                               2000            1999
                                                           -------------   ------------
       ASSETS:
Current assets:
       Cash and cash equivalents                             $ 64,888        $ 63,611
       Accounts receivable, net                                36,246          23,800
       Advanced billings and other current assets               8,664           9,522
                                                             --------        --------
            Total current assets                              109,798          96,933

Property and equipment                                         18,475          15,812
       Less accumulated depreciation                           11,315           9,390
                                                             --------        --------
            Property and equipment, net                         7,160           6,422

Goodwill, net of amortization                                   1,034          19,113

Equity and other investments                                    3,395              --

Deferred income taxes, noncurrent                               6,808              --
                                                             --------        --------
                                                             $128,195        $122,468
                                                             ========        ========
       LIABILITIES

Current liabilities:
       Accrued payroll and related costs                     $ 10,855        $ 12,748
       Accounts payable and other current liabilities          19,152          14,853
       Deferred revenue                                         5,552           4,506
                                                             --------        --------
            Total current liabilities                          35,559          32,107

       SHAREHOLDERS' EQUITY

Total shareholders' equity                                     92,636          90,361
                                                             --------        --------

Total liabilities and shareholders' equity                   $128,195        $122,468
                                                             ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                      2000             1999
                                                                                      ----             ----
Cash flows from operating activities:
        Net income                                                                   $  2,697         $ 16,006
                                                                                     --------         --------
        Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                             1,925            1,580
              Goodwill amortization                                                       636              331
              Goodwill impairment and related charges                                  21,650               --
              Deferred income taxes                                                    (6,808)              66
              Compensation expense related to
                 stock options                                                             96               75
              Loss on equity investment                                                   319               --
              Changes in assets and liabilities:
                    Accounts receivable, net                                          (12,446)           4,437
                    Advance billing and other assets                                      858               47
                    Accrued payroll and other liabilities                              (2,401)          (3,202)
                    Deferred revenues                                                   1,046           (6,524)
                                                                                     --------         --------
              Net cash provided by operating activities                                 7,572           12,816
Cash flows used in investing activities:
              Property and equipment expenditures                                      (3,077)          (1,428)
              Equity and other investments                                             (2,700)              --
              Payments for purchases of Metier, Inc. and IMG, Inc. net
                of cash acquired                                                           --          (15,944)
                                                                                     --------         --------
              Net cash used in investing activities                                    (5,777)         (17,372)
Cash flows provided by (used in) financing activities:
              Net proceeds from issuance of stock                                       1,071              124
              Common stock repurchases                                                 (1,413)          (1,097)
                                                                                     --------         --------
              Net cash used in financing activities                                      (342)            (973)
Effect of foreign currency exchange rate changes on cash                                 (176)            (161)
                                                                                     --------         --------
Net increase in cash and cash equivalents                                               1,277           (5,690)
Cash and cash equivalents, beginning of period                                         63,611           64,660
                                                                                     --------         --------
Cash and cash equivalents, end of period                                             $ 64,888         $ 58,970
                                                                                     ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and September 30, 1999, and cash flows for the nine months ended September 30, 2000 and September 30, 1999. The year end condensed balance sheet as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1999.

Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3. RECLASSIFICATION

Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.

4. CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are principally triple A rated corporate bonds and treasury notes held by a bank with maturity dates of less than ninety days.

5.  COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine month periods ended September 30, 2000 and 1999 was as follows (in thousands):


                                                    Three Months Ended        Nine Months Ended
                                                    ------------------        -----------------
                                                       September 30              September 30
                                                       ------------              ------------
                                                      2000         1999        2000       1999
                                                      ----         ----        ----       ----
         Net Income                                 $  5,350    $  4,684    $  2,697    $ 16,006
         Other Comprehensive income
         Foreign currency translation Adjustments       (112)        (56)       (176)       (161)
                                                    --------    --------    --------    --------
         Total comprehensive income                 $  5,238    $  4,628    $  2,521    $ 15,845

6.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period. The Company has stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                            Three Months Ended
                                                 September 30, 2000     September 30, 1999
                                                 ------------------     ------------------
                                              Weighted    Earnings      Weighted   Earnings
                                               Average      per          Average     per
                                                Shares     share          Shares    share
                                                ------     -----          ------    -----
                                               (in thousands, except per share earnings)
         Basic earnings per share               38,583   $   0.14         38,426   $   0.12
         Net dilutive effect of stock options
             outstanding                           672                       590
                                                ------   --------        -------   --------
         Diluted earnings per share             39,255   $   0.14         39,016   $   0.12


                                                             Nine Months Ended
                                                 September 30, 2000   September 30, 1999
                                                 ------------------   ------------------
                                              Weighted    Earnings     Weighted   Earnings
                                               Average      per         Average     per
                                                Shares     share        Shares     share
                                                ------     -----        ------     -----
                                               (in thousands, except per share earnings)
         Basic earnings per share               38,576   $   0.07       38,221   $   0.42
         Net dilutive effect of stock options
             outstanding                         1,090                     634
                                                ------   --------      -------   --------
         Diluted earnings per share             39,666   $   0.07       38,855   $   0.41

7.  SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three month periods ended September 30, 2000 and September 30, 1999 is as follows:

                                               Three Months Ended           Nine Months Ended
                                           Sep 30, 2000  Sep 30, 1999  Sep 30, 2000  Sep 30, 1999
                                           ------------  ------------  ------------  ------------
                                                  (in thousands)             (in thousands)
         Revenues:
              Applications Outsourcing      $ 23,479      $ 18,824      $ 64,942      $ 66,851
              e-Business                      10,643        13,492        33,040        22,602
              TeamSourcing                     6,983        10,248        25,708        31,562
                                            --------      --------      --------      --------
                                              41,105        42,564       123,690       121,015
         Gross Profit:
              Applications Outsourcing        10,144         7,898        28,414        28,807
              e-business                       3,697         5,087        10,848         8,147
              TeamSourcing                     1,263         3,102         6,042         9,265
                                            --------      --------      --------      --------
                                              15,104        16,087        45,304        46,219

The Applications Outsourcing segment included Year 2000 remediation engagements for the first nine months of 1999, all of which were completed before December 31, 1999. Excluding the impact of Year 2000 remediation engagements, Applications Outsourcing revenues for the third quarter of 1999 and the first nine months of 1999 would have been $17.7 million and $55.3 million, respectively; and gross profit would have been $7.3 and $22.3 million.



PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues decreased 3.4% to $41.1 million in the third quarter of 2000 from $42.6 million in the third quarter of 1999. Worldwide billable headcount, including personnel employed by Syntel India, Singapore, and Syntel Europe, as of September 30, 2000 increased to 1,579 compared to 1,366 as of September 30, 1999.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $23.5 million for the third quarter of 2000, or 57.1% of total revenues, from $18.8 million, or 44.2% of third quarter revenues for 1999. Revenues for the first nine months of 2000 decreased to $64.9 million, or 52.5% of total revenues, from $66.9 million, or 55.2% of total revenues for the first nine months of 1999. The increase in third quarter 2000 revenues over the third quarter 1999 was attributable principally the new business engagements of approximately $6.6 million, partially offset by the completion of Y2K remediation engagements that contributed approximately $1.1 million in the third quarter of 1999, as well as the completion of development projects that contributed approximately $0.8 million in the third quarter of 1999. The $2.0 million decrease for the first nine months of 2000 were attributable principally to the completion of Year 2000 remediation projects that contributed $11.5 million for the first nine months of 1999. The loss of Y2K revenues was largely offset by net growth in several engagements as well as new engagements, which combined, contributed approximately $9.5 million for the first nine months of 2000.

Applications Outsourcing Cost of Revenues. Cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, travel, and warranty reserves. Applications Outsourcing costs of revenues decreased to 56.8% of total Applications Outsourcing revenues for the third quarter of 2000, from 58.0% for the third quarter of 1999. Costs of revenues for the first nine months of 2000 decreased to 56.2% of total Applications Outsourcing revenues, from 56.9% for the first nine months of 1999. The 1.2% decrease in cost of revenues as a percent of revenues for the third quarter was attributable primarily to an increase in the higher margin offshore component of the overall services, contributing approximately 6.1% to the increased margin. This was partially offset by decreased margins on existing engagements due principally to increasing compensation levels and high margin Y2K remediation engagements completed in 1999, contributing approximately 2.8% and 1.8%, respectively. The 0.7% decrease in cost of revenues for the first nine months of 2000 was attributable primarily to a release of warranty reserves that were no longer deemed necessary in the first quarter of 2000, contributing approximately 4.3% to the reduction in cost of revenues as a percent of revenues; partially offset by a 1.8% increase in the cost of revenues due to the completion of high margin Year 2000 remediation engagements during the first nine months of 1999 and compensation rates of approximately 1.8%.

e-Business Revenues. e-Business revenues decreased to $10.6 million for the third quarter of 2000, or 25.9% of total consolidated revenues, from $13.5 million, or 31.7% of total consolidated revenues for the third quarter of 1999. Revenues for the first nine months of 2000 increased to $33.0 million, or 26.7% of total revenues, from $22.6 million, or 18.7% of total revenues for the first nine months of 1999. The $2.9 million decrease for the third quarter was attributable principally to a $6.0 million decrease in Metier revenues, partially offset by new business growth in IMG revenues and other e-business engagements of $1.0 million and $2.1 million, respectively. The $10.4 million increase for the first nine months were attributable primarily to growth in other e-business revenues of $7.6 million and the acquisitions of Metier, Inc. and IMG, Inc., which combined contributed $2.8 million to the increased revenues.

e-Business Cost of Revenues. e-Business cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 65.3% of total e-Business revenues for the third quarter of 2000, from 62.3% for the third quarter of 1999. The 3.0% increase in cost of revenues as a percent of revenues was attributable principally to decreased utilization levels and the wind-down of a large fixed price engagement, contributing approximately 5.8% and 0.9% respectively, to the decreased margins. These were partially offset by decreased compensation costs in relation to respective bill rates of approximately 3.7%. The decrease in utilization levels was due principally to a significant increase in training activities. For the first nine months of 2000, e-business costs of revenues increased to 67.2% of total e-business revenues, from 64.0% for the first nine months of 1999. The 3.2% increase was attributable principally to reduced consultant utilization levels due to softness in the Oracle marketplace as well as increased training activities, contributing approximately 7.1% to the decrease in gross margins, largely offset by improved margins from existing engagements, contributing approximately 3.9% to the gross margins.

TeamSourcing Revenues. TeamSourcing revenues decreased to $7.0 million for the third quarter of 2000, or 17.0% of total revenues, down from $10.2 million, or 24.1% of total revenues for the third quarter of 1999. For the first nine months of 2000, Teamsourcing revenues decreased to $25.7 million, or 20.8% of total revenues, down from $31.6 million, or 26.1% of total revenues for the first nine months of 1999. Both the $3.2 million decrease for the third quarter as well as the $5.9 million decrease for the first nine months of 2000 were due principally to decreases in U.S. based billable consultants on various engagements, the result of an organizational focus away from this segment.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 81.9% of TeamSourcing revenues for the third quarter of 2000, from 69.7% for the third quarter of 1999. The 12.2% increase in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to decreased utilization, increased compensation and benefit costs in relation to respective bill rates, and one less business day, contributing approximately 4.5%, 5.2%, and 1.5% to the decreased margins. The cost of revenues as a percent of revenues increased to 76.5% of total TeamSourcing revenues for the nine month period ended September 30, 2000, from 70.6% for the nine month period ending September 30,

1999. The 5.9% increase was attributable principally to increased compensation costs in relation to respective bill rates, decreased utilization, and increased travel and relocation costs, contributing approximately 2.9%, 2.6%, and 0.2%, respectively, to the decreased margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, delivery, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended September 30, 2000 were $8.3 million, or 20.3% of total revenues, compared to $9.5 million or 22.3% of total revenues for the three months ended September 30, 1999. The $1.2 million decrease was attributable principally to savings in administrative costs at Metier and IMG, Metier goodwill amortization, and savings in recruiting and TeamSourcing sales, contributing approximately $0.5 million, $0.3 million, and $0.3 million, respectively. Selling, general, and administrative costs increased to $25.8 million, or 20.9% of total revenues for the nine month period ending September 30, 2000, from $24.1 million, or $19.9% of total revenues for the same period in 1999. The $1.7 million increase was attributable principally to acquisition related operating costs and associated goodwill, contributing $1.4 million and $0.3, respectively to the increase in sales, general, and administrative costs.


LIQUIDITY AND CAPITAL RESOURCES

In recent history, the Company has financed its working capital needs through operations. Net cash generated by operating activities was $7.6 million for the first nine months of 2000, compared to $12.8 million for the first nine months of 1999. The number of days sales outstanding in accounts receivable was approximately 79 days and 51 days as of September 30, 2000 and September 30, 1999, respectively. The increase in days was due principally to delayed payments from several large customers, most of which has since been received, as well as some non-recurring billing delays which occurred in the third quarter of 2000.

Net cash used in investing activities was $5.8 million and $17.4 million for the first nine months of 2000 and 1999, respectively. Cash used for investing activities for the first nine months of 2000 consisted principally of equity investments of approximately $2.7 million, capitalized software development costs of approximately $1.6, and computer and communications equipment of $1.5 million. Cash used for investing activities for the first nine months of 1999 consisted primarily of $15.9 million in cash payments related to the acquisitions of Metier and IMG, capitalized development costs of $0.9 million and computer equipment of $0.5 million.

Net cash used in financing activities for the first nine months of 2000 consisted primarily of common stock repurchases of $1.4 million, partially offset by $1.1 million from the issuance of stock from the employee stock option and stock purchase programs. Net cash used in financing activities for the nine months ended September 30, 1999 consisted primarily of common stock repurchases of $1.1 million, partially offset by $0.1 million in proceeds received from the exercising of stock options.

The Company has a line of credit with Bank One which provides for borrowings of up to $40.0 million. The line of credit expires on August 31, 2001. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At September 30, 2000, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $20.0 million facility with Bank One to finance acquisitions which also expires on August 31, 2001. The Company has not borrowed any amounts under this facility. The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.


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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.           Description
---------------------------------

27                    Financial Data Schedule

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Syntel, Inc.
                                       ------------------------------
                                             (Registrant)


Date   November 6, 2000              By   /s/ Bharat Desai
       ----------------                -----------------------------------------
                                            Bharat Desai, President and
                                            Chief Executive Officer


Date   November 6, 2000              By  /s/ John Andary
      -----------------                -----------------------------------------
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
