Form 10-K
period 2000-12-31
SYNTEL INC
filed 2001-03-30
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 16, 2001, based on the last sale price of $7.44 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $37,685,370.

         As of March 16, 2001, the Registrant had 38,158,588 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on or about May 23, 2001 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries in India, the UK, and Singapore, and Germany on a consolidated basis.

OVERVIEW

         Syntel is a worldwide provider of information technology services to Fortune 1000 companies, as well as to government entities. The Company's service offerings are grouped into three segments, e-Business, Applications Outsourcing, and Teamsourcing(sm). E-Business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Outsourcing (EAI) services. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business Applications. TeamSourcing(sm) consists of professional IT consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

         Through its e-Business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involves services in the areas of web architecture, web-enabling legacy Applications, as well as the creation of web portals. CRM involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Applications Outsourcing involves consulting and Applications Outsourcing services designed to better integrate Front Office and Back Office Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including Broadvision, Corillian, Kana Communications, Tibco, Selectica Software, and Vigilance. These partnerships will provide the Company with increased opportunities for market penetration.

         Through Applications Outsourcing, Syntel provides higher-value Applications management services for ongoing management, development and maintenance of customers' business Applications. Syntel assumes responsibility for and manages selected Applications support functions of the customer. Utilizing its developed methodologies, processes and tools, known as IntelliTransfer(R), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. In 2000 and 1999, e-Business and Applications Outsourcing services combined accounted for approximately 80% and 75% of total consolidated revenues, respectively.

         Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT Applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 20% and 25% of revenues, for the years ended December 31, 2000 and 1999, respectively.

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

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 2000, based on revenues, were American International Group, Inc., American Express, Corp., Daimler-Chrysler Corp., Dayton Hudson Corp., and Ford Motor Co. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. During recent years the Company has focused on increasing its resources in the development, marketing and sales of its e-Business and Applications Outsourcing services.

         The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2000, Syntel's worldwide billable headcount consisted of 1,623 IT consultants providing professional services to Syntel's customers. The company was incorporated under Michigan law on April 15, 1980.

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

         RECRUITMENT AND RETENTION OF IT PROFESSIONALS. The Company's business of delivering professional IT services is labor intensive, and, accordingly, its success depends upon its ability to attract, develop, motivate, retain and effectively utilize highly-skilled IT professionals. The Company believes that both in the United States and in India there is a growing shortage of, and significant competition for, IT professionals who possess the technical skills and experience necessary to deliver the Company's services, and that such IT professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, it operates within an industry that experiences a significant rate of annual turnover of IT personnel. The Company's business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. The Company's ability to maintain and renew existing engagements and to obtain new business depends, in large part, on its ability to hire and retain qualified IT professionals. The Company performs a significant portion of its employee recruiting in foreign countries, particularly in India. Any perception among the Company's recruits or foreign IT professionals, whether or not well-founded, that the Company's ability to assist them in obtaining permanent residency status in the United States has been diminished could result in increased recruiting and personnel costs or lead to significant employee attrition or both. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified IT professionals or that the Company will be successful in retaining current or future employees. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, results of operations and financial condition.

         GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 2000, approximately 68% of Syntel's U.S. workforce (34% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 5% of the Company's U.S. workforce (3% of the Company's worldwide workforce)worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 12 months). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (the "INS") limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including H-1B visas, that may be issued.

         VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; customers' budget cycles; and investment time for training. Because a significant percentage of the Company's selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. As fixed price engagements grow in revenue and percent of total revenue, operating results may be adversely affected in the future if there are cost overruns on fixed-price engagements. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing an adverse effect on the Company's financial condition at the time.

         CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 62%, 68% and 70% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000 and 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for both 2000 and 1999 was American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 19% and 21% of revenues for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1998 two customers contributed revenues in excess of 10% of total consolidated revenues. The Company's two largest customers in 1998 were AIG and Target Corporation (formerly Dayton Hudson Group) contributing approximately 26% and 14%, respectively, of total consolidated revenues, respectively.

Essentially all of the revenue generated from engagements with AIG and Dayton Hudson Group is in the Applications Outsourcing segment. However, the Company did provide some e-business services to the Dayton Hudson Group in 2000, totaling less than $100,000 in revenues.

The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customer's businesses, any failure by Syntel to meet a customer's expectations could result in cancellation or nonrenewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Many of the Company's contracts are terminable by the customer with limited notice and without penalty. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition. The contract with AIG expires December 31, 2002.

         EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 2000, the Company had approximately 31% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 10%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

         INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, Applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and e-business services, the Company competes primarily with Keane, IBM Global Solutions, Andersen Consulting, and Computer Sciences Corporation, as well as a growing number of India based companies including TCS, Infosys, and Wipro. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. India based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

         ABILITY TO MANAGE GROWTH. While the Company has experienced flat revenues over the past three years, it has historically experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Additionally, ongoing changes in the delivery mix from onsite to offshore staffing has placed additional operational and structural demands. Revenues have increased from $45.3 million in 1993 to $164.8 million in 2000, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 1,623 as of December 31, 2000. The Company established a sales office in London, England in 1996, opened a sales and service office in Singapore in May 1997, has expanded its Global Development Centers in Mumbai and Chennai, India and expects to begin construction of a new development and training center in Pune, India during the second quarter of 2001. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. The Company has historically derived most of its revenues from professional IT staffing services (TeamSourcing). However, in recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its Applications Outsourcing business, with increased focus on outsourcing services for ongoing Applications management, development, and maintenance. Additionally, the Company has invested in the development of its emerging and rapidly growing e-business practice. A key factor in the Company's growth strategy is to increase outsourcing service engagements and e-business with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Applications Outsourcing and e-business in recent years, as well as the improvement in the Company's direct margins. However, Applications Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customers organization, as compared with traditional IT staffing services. Additionally, while the sales cycle for many e-business engagements tend to be shorter (1 - 6 months), many engagement durations are short (3 to 6 months), requiring increased sales and marketing. While the Company has strengthened its experience and strength in marketing, developing, and performing such services, there can be no assurance that the Company's increased focus on outsourcing services and e-business will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

         FIXED-PRICE ENGAGEMENTS. The Company undertakes, from time to time, certain engagements billed on a fixed-price basis, as distinguished from the Company's principal method of billing on a time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues represented approximately 25%, 22% and 22% of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

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

         RISKS RELATED TO POSSIBLE ACQUISITIONS. The Company has, and may continue to expand its operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer satisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, results of operations and financial condition. During the year ended December 31, 2000, management determined that the goodwill associated with the 1999 acquisition of Metier was impaired, resulting in a $21.6 million write-of (before tax benefits) of goodwill and associated restructuring costs.

         LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Syntel(R), Consider IT Done(R), Method 2000(R), IntelliSourcing(R), IntelliTransfer(R), TeamSourcing(R), Architects of e (SM), Digital Blueprinting-Build-Optimize (SM), Digital Ecosystems (SM), e-sanity (SM), and Integrating the Global Community (SM). The Company has submitted federal trademark Applications to register certain names for its service offerings. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

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

         Designing, developing, and implementing advanced technology solutions is a key priority for the majority of corporations. In addition, the development and maintenance of new information technology (IT) Applications continues to be a high priority. This type of work requires highly skilled individuals trained in diverse technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize their fixed costs and reduce workforces. The Company believes that many organizations are concluding that using outside specialists to address their advanced technology and ongoing IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

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

SYNTEL SOLUTION

         Syntel provides e-Business solutions in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Outsourcing (EAI). The Company's approach involves taking an enterprisewide view of the customer's technology and business environment to ensure comprehensive solution integration. This view is termed the Digital Ecosystem (SM). Syntel's methodology for implementing its e-Business services involves Digital

Blueprinting/Build/Optimize. In the Digital Blueprinting phase, Syntel's teams analyze the customers current technology environment, their business objectives, and begins architecting the e-Business solution to meet these objectives. In the Build phase, Syntel actually constructs the technology Applications and integrates the necessary package Applications for the customer. In the Optimize phase, Syntel provides ongoing, cost effective maintenance and enhancement services for the newly created Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including Broadvision, Corillian, Kana Communications, Tibco, Selectica Software, and Vigilance. These partnerships will provide the Company with increased opportunities for market penetration.

         Syntel provides comprehensive Applications Outsourcing services consisting of Applications management services for ongoing management, development and maintenance of business Applications, as well as TeamSourcing services consisting of professional IT consulting services. The Company believes that its Applications Outsourcing approach to IT services outsourcing, which involves assuming responsibility for management of selected Applications rather than taking over an entire IT department or providing facilities management, provides significant differentiation from its competitors in the IT services market. Syntel believes that its e-Business and Applications Outsourcing service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its internally developed "intellectual capital," comprised of a proven set of methodologies, practices and tools for managing the IT functions of its customers.

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

In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2001. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

         FOCUS ON CUSTOMER SERVICE. The Syntel corporate culture reflects a "customer for life" philosophy which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. At engagement initiation, Syntel's services are typically based on expertise in the software life-cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes, IT Applications and industry, Syntel gains a competitive advantage to perform additional higher-value IT services for that customer.

         PROVEN INTELLECTUAL CAPITAL. Over its 21-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

         CONTINUE TO GROW APPLICATIONS OUTSOURCING SERVICES. Through Applications Outsourcing, the Company markets its higher value Applications management services for ongoing Applications management, development, maintenance. In recent years, the Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing and e-business services, including the hiring of additional salespeople and senior managers, redirecting personnel experienced in the sale of higher value contracts, developing proprietary methodologies, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal.

         EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's sales efforts include migrating existing TeamSourcing customers to higher value e-business and Applications Outsourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, manufacturing, retail, transportation, and information/communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in the UK.

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

         ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (i) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (ii) trains employees and new recruits through both computer based training and its three training centers, one of which is located in the U.S. and two of which are located in India, and (iii) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs.

         PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES.

During the year ended December 31, 2000 the Company developed partnership alliances with several software development firms, including TIBCO, Selectica, Motive, Aspect, Vianetta, Commerce One, Vigilance, and Kana Communications. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (i) technology employed; (ii) projected product lifecycles; (iii) size of the potential market; (iv) software integration requirements of the product; (v) the reputation of the potential partner. These alliances provided approximately $7.5 million in new business revenues during the year ended December 31, 2000.

SERVICES

         Syntel provides a broad range of IT services through its e-Business, Applications Outsourcing and TeamSourcing service offerings. Through its e-Business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management, Data Warehousing/Business Intelligence, and Enterprise Applications Outsourcing. Through Applications Outsourcing, the Company provides Applications management services for ongoing management, development and maintenance of customer Applications. Through TeamSourcing, the Company provides professional IT consulting services. During the past year the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and e-business services. TeamSourcing, e-Business, and Applications Outsourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 2000 and December 31, 1999, e-Business and Applications Outsourcing accounted for approximately 80% and 75%, respectively, of the Company's revenues and TeamSourcing represented approximately 20% and 25%, respectively, of the Company's revenues.

         Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. During 1996, Syntel received the Q-1 rating from Ford Motor Company and became a "Preferred Supplier" to Daimler-Chrysler Corporation receiving the highest rating in each customer service category. The Q-1 rating from Ford Motor Company and the Preferred Supplier designation from Daimler-Chrysler Corporation are the highest facility supplier quality ratings awarded by each of these principal customers. During 1998, the Company received ISO 9001 Certification in its Chennai and Mumbai Global Development Centers as well as SEI-CMM Level 3 certification, and received the "Best Business Partner Award for Excellence in Education" from the Target Corporation (formerly Dayton Hudson Corporation). In 2000, Syntel was ranked by the market research firm IDC as one of "35 Companies to Watch" in its report on "Systems Integrators of the 21st Century". The Company was also ranked #13 on the "e-business 150" report by UPSIDE Magazine and one of the VARBusiness 500, both in 2000. The Company is also a Microsoft Certified Solution Provider.

         e-Business Services

         Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the web, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy Applications, and portal development. The Company also provides Customer Relationship Management services, which involve software solutions to put customers in closer touch with their own customers. Syntel helps customers select appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Applications Outsourcing, Syntel takes an enterprise wide view of its customers' environment to implement package software solutions to create better integration, and therefore better information utilization, between front office and back office Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including Motive, Corillian, Kana Communications, Tibco, Selectica Software, Aspect, Vianetta, Commerce One, and Vigilance. These partnerships will provide the Company with increased opportunities for market penetration.

         Applications Outsourcing

         Syntel provides higher-value Applications management services for ongoing management, development and maintenance of business Applications. Through Applications Outsourcing, the Company assumes responsibility for, and manages selected Applications support functions of the customers. The Global Delivery Service is central to Syntel's delivery of Applications Outsourcing services. It enables the Company to respond to customers' needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission critical Applications.

         Syntel has developed methodologies, processes and tools to effectively integrate and execute Applications Outsourcing engagements. Referred to as "IntelliTransfer," this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer's personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer, and, finally, seeks to assume responsibility for performance of a particular customer Applications system or systems. As the Company develops an in-depth knowledge of the customer's personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue more value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and Applications of the customer.

         Because providing both e-Business and Applications Outsourcing services typically involves close participation in the IT strategy of a customer's organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer's business requires fast delivery of a mission-critical Applications update, Syntel will combine its on-site professionals, who have knowledge of the customer's business processes and Applications, together with its global infrastructure to deliver around-the-clock resources. If the customer's need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Center, which has significantly lower costs. The Company believes that its ability to provide flexible service delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its e-Business and Applications Outsourcing services from other IT service firms.

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


         Technical Services Group

         The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Technical Services Group whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. The Technical Services Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer(sm) and IntelliCapture, creating reusable software components through its Innovate methodology to enhance quality and value on customer assignments, and educating Syntel's personnel to improve marketing, sales and delivery effectiveness. The Technical Services Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. During 2000, the Company provided services to over 200 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2000, include:

FINANCIAL SERVICES             MANUFACTURING                      RETAIL
------------------             -------------                      ------
American Annuities Group       Cummins Engine Co                  Borders
American Express               Daimler-Chrysler Corp              Dayton Hudson Co.
American Int'l Group, Inc.     Dell Computer                      Mervyn's
Bank of America                Eaton Corp                         Safeway, Inc.
Blue Cross/Blue Shield         Ford Motor Co.
CIGNA Corp.                    General Motors Corp
CNA Insurance                  Hewlett-Packard Corp.
Deloitte & Touche              Honeywell
Fireman's Fund                 Int'l Business Machines Corp.
GMAC Mortgage                  Lucent Technologies
Humana                         New Venture Gear
Kemper Insurance               Nike
Kent Bank                      Power One
Prudential Insurance           Special Metals Corp
US Life                        TekTronix
VISA                           Union Carbide
Wells Fargo                    Unisys Corp.
World Bank                     Xerox Corp.


                               INFORMATION/
TRANSPORTATION                 COMMUNICATIONS                     GOVERNMENT
--------------                 --------------                     ----------
Allied Van Lines               21st Century                       New Mexico
Norfolk Southern Co.           GTE (Verizon)                      New York
Ryder                          Interpath Communications           West Virginia
                               LM Ericsson Telephone Co.
                               MCI
                               Nielsen Media
                               Time Customer Services

         For the years ended December 31, 2000, 1999, and 1998, the Company's top ten customers accounted for approximately 62%, 68%, and 70% of the Company's revenues, respectively. For the years ended December 31, 2000 and 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for both 2000 and 1999 was American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 19% and 21% of revenues for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1998 two customers contributed revenues in excess of 10% of total consolidated revenues. The Company's two largest customers in 1998 were AIG and Target Corporation (formerly Dayton Hudson Group) contributing approximately 26% and 14%, respectively, of total consolidated revenues, respectively.

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

         Currently, the Company provides Applications development and maintenance services in support of various AIG subsidiaries through integrated service teams located onsite, offsite, and offshore. Its Applications development services focus on providing customized solutions and Applications in support of policy underwriting, claims management and financial reporting and encompass both mainframe and client/server environments. The Company's Applications maintenance services focus on enhancing existing business systems, including 24-hour management of data processing functions and a 24 hour customer assistance center. The Company is responsible for complete production support, maintenance and related activities for over 40 Applications. Through its long-term relationship with AIG, Syntel has enabled AIG to better control, manage, and plan its IT resource allocation and to simplify management of IT functions while benefiting from Syntel's expertise, practices and resource availability for the cost-efficient execution of their plans and priorities. Syntel has also delivered to AIG 24-hour support, fast turnaround and the capacity to address AIG enterprise needs in other parts of the world. The Company's current contract with AIG terminates on December 31, 2002.

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

         The Company has developed global recruiting and training programs which have efficiently provided skilled IT professionals to meet customer needs. In addition, the Company's sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Regular meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the

Company can reallocate resources responsively from among these locations as necessary.

         The Company's three Global Development Centers located in Cary, North Carolina; Mumbai, India; and Chennai, India; support the Company's Global Delivery Service.

         The Cary, North Carolina Global Development Center, which employed over 230 persons at December 31, 2000, serves as the hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals. Moreover, due to its proximity to a large number of major universities, the Cary, North Carolina Global Development Center has access to a relatively large talent pool.

         The Mumbai, India Global Development Center, which employed approximately 700 persons as of December 31, 2000, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over seven years and has a capacity of approximately 900 people.

         The Chennai Training and Global Development Center employed approximately 300 persons as of December 31, 2000. The Chennai facility has a capacity of over 600 persons and has been in operation for approximately three years.

         In January 2001, the Company acquired 41 acres of land for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2001. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

The Company believes that space availability in Mumbai and Chennai will accommodate short term facility requirements and the new Campus in Pune will enable the Company to meet offshore growth requirements for the next several years.

SALES AND MARKETING

         The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Costa Mesa, California, Phoenix, Arizona; Beaverton, Oregon; Oakbrook, Illinois; Dallas, Texas; Jacksonville, Florida; San Francisco, California; Minneapolis, Minnesota; New York, New York; Troy, Michigan; San Ramon, California; Santa Fe, New Mexico; Ft. Lauderdale, Florida; London, England; and Singapore. The sales staff is aligned into geographic regions, with each sales person provided the authority to pursue Application Outsourcing, e-business, and to a much lessor degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

         During recent years the Company has focused it's sales efforts in e-Business and Applications Outsourcing both by dedicating internal sales professionals to these service offerings and through outside hiring of professionals experienced in selling e-business and outsourcing engagements.

         The sales cycle for Applications Outsourcing engagements ranges from 6 to 9 months depending on the complexity of the engagement. Due to this longer sales cycle, Applications Outsourcing sales executives follow an integrated sales process for the development of engagement proposals and solutions, and receive ongoing input from the Company's technical services, delivery, finance and legal departments throughout the sales process. The Applications Outsourcing sales process also typically involves a greater number of customer personnel at more senior levels of management than the TeamSourcing sales process.

         The sales cycle for e-Business engagements, from initial contact to execution of an agreement, varies by type of service and account size, but typically ranges from 1 to 6 months, depending on the complexity of the engagement. The sales cycle for large, fixed price e-business engagements is similar to that of Applications Outsourcing engagements. The sales cycle for partnership software installations is generally 1 to 2 months. The associated software installation engagements are also generally short, lasting 1 to 3 months.

         The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. TeamSourcing engagements are essentially developed from existing customers as the Company focuses it's attention on growing the e-business and Applications Outsourcing segments.

         Syntel's marketing organization seeks to build and support the Syntel brand as well as generate awareness and leads for the Company's e-business and Applications Outsourcing solutions. The Company's current marketing initiatives include online advertising, webcasts, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs, and CFOs of Global 2000 companies. In addition, Syntel's marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group, IDC, Forrester Research, and Yankee Group, to ensure analysts have a good understanding of Syntel's offerings and positioning. Syntel's marketing group also supports the Company's investor relations efforts, proposals development, research, and sales support efforts.

HUMAN RESOURCES

         The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 2000 the Company had 2,427 full time employees. Of this total, the U.S. operations employed 1,287 persons, including 1,129 IT professionals; the Indian operation employed 996 persons, including 927 IT professionals; and the Company employed an additional 144 persons in various remote locations, principally the U.K. and Singapore.

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

         RECRUITING. The Company has developed a recruiting methodology and organization which is a core competency. The Company has significantly expanded it's international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Delhi, Banglore, Pune, and Calcutta, India, to recruit for the Company's global requirements. The Company also has a recruiting team based in the U.S. which recruits primarily across the U.S. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

         Among the Company's other recruiting techniques are the placement of advertisements on its own web site and popular job boards, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, participating in job fairs and recruiting on university campuses. In addition, the Company has developed a proprietary database of talent hosted on the internet, which is an automated tool for managing all phases of recruiting. This system enhances the ability of the Company's recruiters to select appropriate candidates and can distribute resumes directly to the recruiters.

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

         The Company reskilled a significant percentage of the consulting base during the past two years in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle.

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

         SUPPORT AND RETENTION. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. A significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(K) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, PC purchase plan, a health club reimbursement program, and an employee referral plan. Upon consummation of its initial public offering in 1997 the company offered a stock option program, and in 1998 a qualified stock purchase program, providing all eligible employees the opportunity to purchase the Company's Common Stock at a 15% discount to fair market value.

COMPETITION

         The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, Applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications outsourcing and e-business services, the Company competes primarily with IBM Global Solutions, Keane, Andersen Consulting (now named Accenture), and Computer Sciences Corporation, as well as Indian based companies such as TCS, Infosys,and Wipro.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:


              NAME                  AGE                       POSITION
              ----                  ---                       --------
Bharat Desai................         48     Chairman, President, Chief
                                                  Executive Officer
Neerja Sethi................         46     Vice President, Corporate Affairs
                                                  and Director
John Andary.................         51     Chief Financial Officer and
                                                  Treasurer
Ken Kenjale.................         51     Chief Technology Officer
Daniel M. Moore.............         46     Chief Administrative Officer and
                                                  Secretary
Sanjay Raizada..............         36     General Manager, IMG Division
Rajiv Tandon................         42     Senior Vice President, Global Delivery
Marlin Mackey...............         49     Senior Vice President, Strategic Initiatives
Baru Rao....................         42     Chief Executive Officer, Syntel (India) Ltd.
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

         Sanjay Raizada joined the Company in September 1999 as part of the acquisition of IMG. He has served as General Manager, IMG since that time. Prior to joining Syntel, Mr. Raizada served as President of IMG from July 1998 until September 1999, and from February 1995 until July 1998 he worked for PricewaterhouseCoopers as a practice manager for the MCS and STT practices.

         Rajiv Tandon joined Syntel in January 1992, and was promoted to Senior Vice President, Global Delivery in January, 2001. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery East & Enterprise Solutions. From April 1998 through January 1999, Mr. Tandon was Assistant Vice President, Global Delivery Services and, from November 1996 through April 1998, Mr. Tandon was Director of Operations for the AIG account. From January 1992 until November 1996 Mr. Tandon served in various other project management positions within the Company.

         Marlin Mackey was promoted to Senior Vice President, Strategic Initiatives in January, 2001. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery West and Information Services. From April 1998 through January 1999, Mr. Mackey was Assistant Vice President, Global Delivery Services and, from November 1995 through April 1998, Mr. Mackey was a Deputy Engagement Manager; both with the Company. From 1991 to November 1995, Mr. Mackey was Project Director for the State of New Mexico's ONGARD project, a multi-million dollar software development project.

         Baru S. Rao, CEO of Syntel Software Limited, India, joined the company in 1997. Prior to joining Syntel, Mr. Rao spent 14 years in India and overseas at Tata Consultancy Services.

ITEM 2.  PROPERTIES.

         The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 24,900 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring on November 30, 2001. The Company's primary training and development center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease which expires March 31, 2004. The Company also leases regional office facilities in Dallas, Texas; San Ramon, California; Oakbrook, Illinois; Minneapolis, Minnesota; Santa Fe, New Mexico; Jacksonville, Florida; New York, New York; Beaverton, Oregon; Fort Lauderdale, Florida; Costa Mesa, California; Phoenix, Arizona; London, England; and Singapore.

         Syntel leases approximately 40,744 square feet of office space in Mumbai, India, under six leases expiring on various dates from October 13, 2002 to March 2, 2004. This facility houses IT professionals, as well as its senior management, administrative personnel, human resources, recruiting, and sales and marketing functions. Additionally, Syntel has leased substantially all of an office building in Chennai, India consisting of approximately 32,812 square feet. The lease terms expire May 2003, subject to the Company's option to renew for an additional period of three years.

In January 2001, the Company acquired 41 acres of land at a cost of approximately $1.0 million for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2001. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

         The Company believes that the existing facilities and planned development in Pune are adequate for its currently anticipated future needs.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently a party to any material legal proceedings or governmental investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.

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

           Period                             High                     Low
-------------------------------------------------------------------------------
     First Quarter, 1998                    $ 27.333               $  9.875
     Second Quarter, 1998                     37.333                 21.375
     Third Quarter, 1998                      31.500                 11.500
     Fourth Quarter, 1998                     20.625                 10.438
     First Quarter, 1999                      13.500                  8.000
     Second Quarter, 1999                     12.063                  7.125
     Third Quarter, 1999                      12.500                  8.500
     Fourth Quarter, 1999                     18.547                  8.063
     First Quarter, 2000                      20.375                 12.000
     Second Quarter, 2000                     14.063                  9.375
     Third Quarter, 2000                      11.563                  7.750
     Fourth Quarter, 2000                      9.688                  5.750

         (b) There were approximately 269 shareholders of record and 3,500 beneficial holders on March 16, 2001.

         (c) The Company did not pay any cash dividends during the years ended December 31, 2000, December 31, 1999, or December 31, 1998. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                     2000         1999         1998         1997        1996
                                                     ----         ----         ----         ----        ----
                                                              (in thousands, except per share data)
STATEMENT OF INCOME DATA
       Revenues                                       $164,808    $162,117     $167,975     $124,338     $92,330
       Cost of revenues                                104,602      99,300      104,971       87,584      67,083
                                                 ----------------------------------------------------------------
       Gross Profit                                     60,206      62,817       63,004       36,754      25,247

       Selling, general and administrative
          expenses                                      34,424      32,814       28,026       23,547      19,271
       Goodwill impairment and related charges          21,650           -            -           -            -
                                                 ----------------------------------------------------------------

       Income from operations                            4,132      30,003       34,978       13,207       5,976

       Other income                                      3,412       2,024        2,077          730         149
                                                 ----------------------------------------------------------------
       Income before income taxes                        7,544      32,027       37,055       13,937       6,125

       Income tax provision (benefit) (1)                (967)      10,573       12,424        3,517         350
                                                 ----------------------------------------------------------------
       Net income before loss from equity
         Investments                                     8,511      21,454       24,631       10,420       5,775

       Loss from equity investments                        526           -            -            -           -
                                                 ----------------------------------------------------------------

       Net income                                       $7,985     $21,454      $24,631      $10,420      $5,775
       Net income per share, diluted                     $0.20       $0.55        $0.63        $0.27       $0.15

       Pro forma net income (2)                                                              $10,196      $4,379
                                                                                        =========================
       Pro Forma net income per share                                                          $0.26       $0.11
                                                                                              ======      ======

       Weighted average shares outstanding,
         Diluted                                        39,480      39,049       39,294
                                                 =======================================

       Pro forma weighted average shares
         outstanding, diluted                                                                 39,083      39,367
                                                                                        =========================


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

                                                          YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                        2000          1999          1998          1997         1996
                                        ----          ----          ----          ----         ----
BALANCE SHEET DATA
        Working capital                  $77,894        $64,893       $58,862      $35,346        $1,842
        Total assets                     132,898        122,468       104,235       65,232        32,992
        Long-term debt                         -              -             -            -             -
        Total shareholders' equity        96,683         90,361        64,147       39,585         6,145

OTHER DATA
        Billable headcount in U.S.           994          1,114         1,135        1,260         1,103
        Billable headcount in India          511            225           413          478           190
        Billable headcount at
          other locations                    118             28            33            8             -
                                    ---------------------------------------------------------------------
        Total billable headcount           1,623          1,367         1,581        1,746         1,293
                                    =====================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Syntel is a worldwide provider of professional IT consulting and Applications management services to Global 2000 companies, as well as to government entities. The Company's service offerings include Applications Outsourcing, consisting of application management services for ongoing management, development and maintenance of business applications; e-business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; as well as partnerships with leading software companies to provide installation services, including Tibco, Selectica Software, Corillian, Kana Communications, and Vigilance; and TeamSourcing, consisting of professional IT consulting services. For the years ended December 31, 1998 and 1999, the Company provided Year 2000 remediation services as a component of the Applications Outsourcing segment. All Year 2000 remediation engagements were completed before December 31, 1999.

         The Company's revenues are generated from professional services fees provided through three segments, Applications Outsourcing, e-business, and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and e-business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 2000, 1999, and 1998:

                               Percent of Total Revenues
                                        2000        1999     1998
                                        ----        ----     ----
         Applications Outsourcing        54%         54%      63%
         E-business                      26          21        9
         TeamSourcing                    20          25       28
                                         --          --       --
                                        100%        100%     100%


On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. While a significant portion of Applications Outsourcing engagements have been historically on a time-and-materials basis, a significant share of the Applications Outsourcing engagements started during 2000, 1999 and 1998, have been on a fixed-price basis. For the years ended December 31, 2000, 1999 and 1998, fixed-price revenues comprised approximately 32%, 37%, and 36% of total Applications Outsourcing revenues, respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method.

         The Company reskilled a very significant percentage of the consulting base during both 1999 and 2000 in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle. The Company has focused training efforts on consultants assigned to TeamSourcing engagements, and as a result, has successfully migrated such consultants to the growing e-business segment.

         Historically, most e-business engagements were billed on a time and materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role for a significant number of new engagements starting in 1999 and 2000. For the years ended December 31, 2000, 1999, and 1998, fixed price revenues comprised approximately 30%, 17%, and 2%, of total e-business revenues, respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method.

         On TeamSourcing engagements, Syntel's professional services typically are provided at the customer's site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed. As indicated in the above table, the Company's dependence on TeamSourcing engagements has decreased significantly and is expected to continue to decrease as a percent of the total revenue base as the Company consciously refocuses its sales efforts and migrates resources to e-business and Applications Outsourcing engagements.

         The Company's most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its IT professionals. The Company strives to maintain its gross margin by migrating more revenue toward Applications Outsourcing and e-business, controlling engagement costs, and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India derives essentially all of its revenues from software development services provided to the Company from Mumbai and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

         The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2000, approximately 68% of Syntel's U.S. workforce (34% of Syntel's worldwide workforce) worked under H-1B temporary work visas in the U.S. and another 5% of the Company's U.S. workforce (3% of Syntel's worldwide workforce) worked under L-1 visas (permitting intercompany transfers of employees that have been employed with a foreign subsidiary for at least 12 months prior to being transferred to the U.S.).

         The Company has made substantial investments in infrastructure in recent years, including: (i) expanding the Mumbai, India facility; (ii) establishing a Global Development Center in Chennai, India; (iii) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (iv) hiring additional experienced senior management; and
(v) expanding global recruiting and training capabilities, and replacement of informal systems with highly integrated, Y2K compliant, Human Resource and Financial Information Systems. Additionally, in January 2001, the Company acquired 41 acres of land for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2001. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

         Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 62%, 68% and 70% of revenues for the years ended December 31, 2000, 1999, and 1998. The Company does not believe there is any material collectibility exposure among its top ten customers.

         For the years ended December 31, 2000 and 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for both 2000 and 1999 was American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 19% and 21% of revenues for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1998 two customers contributed revenues in excess of 10% of total consolidated revenues. The Company's two largest customers in 1998 were AIG and Target Corporation (formerly Dayton Hudson Group) contributing approximately 26% and 14%, respectively, of total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

                              PERCENTAGE OF REVENUES
                     -----------------------------------------


                              YEAR ENDED DECEMBER 31,
                    -----------------------------------------------
                             2000          1999           1998
                             ----          ----           ----
Revenues...................  100.0%        100.0%        100.0%
Cost of revenues...........   63.5          61.3          62.5
                             -----         -----         -----
Gross profit...............   36.5          38.7          37.5
Selling, general and
  administrative expenses..   20.9          20.2          16.7
Goodwill impairment and
  related charges             13.1            -             -
                             -----         -----         -----
Income from operations.....    2.5%         18.5%         20.8%

Following is selected segment financial data for the years ended December 31, 2000, 1999, and 1998. The Company does not allocate assets to specific segments.

                                                       2000            1999             1998
                                                       ----            ----             ----
                                                                (in thousands)
Revenues
       Applications Outsourcing                       $89,873          $87,311         $105,835
       e-business                                      42,608           33,402           14,614
       TeamSourcing                                    32,327           41,404           47,526
                                                ------------------------------------------------
                                                     $164,808         $162,117         $167,975

Gross Margin
       Applications Outsourcing                       $38,783          $40,324          $45,516
       e-business                                      13,622           10,789            4,409
       TeamSourcing                                     7,801           11,704           13,079
                                                ------------------------------------------------
                                                      $60,206          $62,817          $63,004
Gross Margin %
       Applications Outsourcing                         43.2%            46.2%            43.0%
       e-business                                       32.0%            32.3%            30.2%
       TeamSourcing                                     24.1%            28.3%            27.5%
                                                        -----            -----            -----
                                                        36.5%            38.7%            37.5%

Sales, general and administrative                     $34,424          $32,814          $28,026
Goodwill impairment and related charges               $21,650            $   -            $   -

Operating margin                                       $4,132          $30,003          $34,978
                                                ================================================

The Applications Outsourcing segment included Year 2000 remediation engagements for the years ended December 31, 1998 and 1999. All Year 2000 engagements were completed before December 31, 1999. Excluding the impact of Year 2000 remediation engagements, Applications Outsourcing revenues for the years ended December 31, 1999 and 1998 would have been $74.2 million and $77.0 million, respectively; and gross margins would have been $31.5 million and $30.7 million, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999
         Revenues. Total consolidated revenues increased from $162.1 million in 1999 to $164.8 million in 2000, representing a 2% increase. The Company's total revenues were less dependent upon its largest customers in 2000 as compared to 1999. The top five customers accounted for 47% of the total revenues in 2000, down from 50% of total revenues in 1999. Additionally, the top 10 customers accounted for 62% of the revenues in 2000 as compared to 68% in 1999. The worldwide billable headcount increased to 1,623 as of December 31, 2000 compared to 1,367 as of December 31, 1999. The increased headcount was due principally to increased staffing in e-business engagements and Applications Outsourcing engagements, partially offset by managed rampdowns of the TeamSourcing segment.

APPLICATIONS OUTSOURCING
REVENUES. Applications Outsourcing revenues increased from $87.3 million, or 54% of total revenues in 1999, to $89.9 million, or 54% of total revenues in 2000. The $2.6 million increase is due principally to new business engagements in the U.S. and U.K. of approximately $18.9 million and growth in the base of approximately $2.2 million; largely offset by the loss of revenues from completed engagements of $18.5 million. The completed engagements included $13.1 million of Y2K remediation revenues in the year ended December 31, 1999.

COST OF REVENUES. Cost of revenues consist of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. Applications Outsourcing cost of revenues increased to 56.8% of Applications Outsourcing revenues in 2000, from 53.8% in

1999. The 3.0% increase in cost of revenues as a percent of revenues was attributable principally to the completion of Y2K remediation engagements in 1999 and a decrease in billing utilization levels, contributing approximately 5.5% and 3.2%, respectively, to the increase in direct costs as a percent of revenue. These increased costs were largely offset by the impact of increased offshore utilization net of global compensation increases and the release of unused warranty reserves in 2000, contributing approximately 4.4% and 1.3%, respectively.

E-BUSINESS
REVENUES. e-Business revenues increased to $42.6 million in 2000, or 26% of total consolidated revenues, from $33.4 million in 1999, or 21% of total consolidated revenues. The $9.2 million increase was attributable principally to growth in practice partnerships, a full year of revenues and growth in IMG, and growth in existing engagements as well as new engagements, contributing approximately $7.5 million, $3.7 million, and $4.1 million, respectively; partially offset by decreased Metier revenues of $6.1 million.

COST OF REVENUES. e-business cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. e-business cost of revenues increased slightly to 68.0% of e-business revenues in 2000, from 67.7% in 1999. The .3% increase in cost of revenues as a percent of revenues was attributable primarily to reduced consultant utilization levels due to softness in the Oracle marketplace and increased training activities, contributing approximately 7.0% to the increase in direct costs as a percent of e-business revenues. This was largely offset by improved average billing rates in comparison to average compensation rates, contributing approximately 6.7% to the direct margins.

TEAMSOURCING
REVENUES. TeamSourcing revenues decreased from $41.4 million, or 25% of total consolidated revenues in 1999, to $32.3 million, or 20% of total consolidated revenues in 2000. The $9.1 million decrease in TeamSourcing revenues was attributable principally to a decrease in average billable consultants, resulting in decreased revenues of $10.5 million, partially offset by an increase in average bill rates of $1.4 million. End of year average bill rates increased to $58.14 per hour as of December 31, 2000, from $54.73 as of December 31, 1999.

COST OF REVENUES. TeamSourcing cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. TeamSourcing cost of revenues increased to 75.9% of TeamSourcing revenues in 2000, from 71.7% in 1999. The 4.2% increase in cost of revenues as a percent of revenues was attributable principally to increased compensation levels and benefits and a decrease in utilization rates, contributing approximately 6.3% and 2.4%, respectively, to the increase in direct costs as a percent of TeamSourcing revenues; partially offset by increased average bill rates of approximately 4.5%.

SALES, GENERAL, AND ADMINISTRATIVE COSTS.
Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, human resources, administrative, and corporate staff, travel, communications, business promotions, marketing, and various facility costs for the Company's Global Development Centers. For the year ended December 31, 2000, sales, general, and administrative expenses increased to $34.4 million, or 20.9% of revenue, from $32.8 million, or 20.2% of revenues for the year ended December 31, 1999. The $1.6 million increase in sales, general, and administrative costs was attributable principally to an increase in management bonuses of about $1.5 million and approximately $0.3 million increase in both depreciation and marketing costs in the U.S. as well as approximately $0.3 million in staffing, facilities, and travel in both the U.K. and India. These increased costs were partially offset by staffing savings in the U.S. of approximately $1.1 million (net of compensation increases) attributable primarily to savings in Metier, recruiting, and sales.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES. Total consolidated revenues decreased from $168.0 million in 1998 to $162.1 million in 1999, representing a 3% decrease. The Company's total revenues were less dependent upon its largest customers in 1999 as compared to 1998. The top five customers accounted for 50% of the total revenues in 1999, down from 58% of total revenues in 1998. Additionally, the top 10 customers accounted for 68% of the revenues in 1999 as compared to 70% in 1998. The worldwide billable headcount decreased to 1,367 as of December 31, 1999 compared to 1,581 as of December 31, 1998. The decreased headcount was due principally to the completion of the Y2K engagements, the ramp down in some TeamSourcing engagements, partially offset by increased staffing in e-business engagements.

APPLICATIONS OUTSOURCING
REVENUES. Applications Outsourcing revenues decreased from $105.8 million, or 63% of total revenues in 1998, to $87.3 million, or 54% of total revenues in 1999. The $18.5 million decrease is due principally to the completion of Year 2000 remediation engagements and the completion of major development projects of approximately $15.8 million and $8.6 million, respectively; partially offset by new business development and net growth in other engagements of approximately $5.9 million.


COST OF REVENUES. Cost of revenues consist of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. Applications Outsourcing cost of revenues decreased to 53.8% of Applications Outsourcing revenues in 1999, down from 57.0% in 1998. The decrease in cost of revenues as a percent of revenues was attributable principally to productivity improvements on several large engagements, billing rate increases, the release of warranty reserves on completed Year 2000 remediation engagements, and higher margins on new engagements, contributing approximately 3.9%, 1.0%, 1.0 %, and 1.0%, respectively; partially offset by pay rate increases and increased bench of 2.4% and 1.3%, respectively.

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

QUARTERLY RESULTS OF OPERATIONS

         Note 15 of the consolidated financial statements appearing elsewhere in this document sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 1999 and ended December 31, 2000. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

         The Company's quarterly revenues and results of operations have not fluctuated significantly from quarter to quarter in the past but could fluctuate in the future. Various factors causing such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; fluctuation in the revenue mix by segments; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; customers' budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally has financed its working capital needs through operations, occasionally supplemented by borrowings under a line of credit with a commercial bank. Both the Mumbai and Chennai expansion programs, as well as the 1999 acquisitions of Metier, Inc. and IMG, Inc. were financed from internally generated funds. Additionally, construction of the development center in Pune, India will also be financed through internally generated funds.

         Net cash provided by operating activities was $20.0 million, $17.2 million, and $35.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. The number of days sales outstanding in accounts receivable was approximately 68 days, 52 days, and 50 days, as of December 31, 2000, 1999, and 1998, respectively. The increase in days sales outstanding at December 31, 2000 was in part the result of fewer contracts with advanced payment provisions and does not represent collection risk.

         Net cash used in investing activities was $7.5 million, $18.2 million, and $3.3 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

         Net cash used in investing activities in 2000 of $7.5 million included $3.8 million for capital expenditures, consisting principally of PC's, capitalized development costs, and communications equipment; and $3.7 million in equity and other investments, including $2.2 million in Textiles Online Marketplaces, $1.0 million in New2USA.com, and $0.5 million in Vianetta Communications.

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

         Net cash used in financing activities was $2.6 million in 2000, due principally to the repurchase of 329,000 shares of common stock for $3.1 million, offset by proceeds from the issuance of stock options and shares issued from the stock purchase plan of $0.5 million. Net cash used in financing activities was $0.1 million in 1999, due principally to the repurchase of 129,000 shares of common stock for $1.1 million, offset by proceeds from shares issued from the Company's first stock purchase plan of $1.0 million. Net cash used in financing activities was $0.2 million in 1998, due principally to a final distribution of S corporation undistributed taxable profits.

         The Company has a line of credit with Bank One which provides for borrowings up to $40.0 million. The line of credit expires on August 31, 2001. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At December 31, 2000, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established by the bank at the time of borrowing.

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

         Effective January 1, 2000 the Company adopted Emerging Issues Task Force (EITF) 00-02, "Accounting for Web Site Development Costs", which required that certain costs for development of a web site, including costs of developing graphics and content. During the year ended December 31, 2000, the Company capitalized approximately $1.0 million of Web site development costs. Such capitalized costs are included in Capitalized Development Costs.

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This statement is effective for the Company as of January 1, 2001. SFAS 133, as amended by 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company's management has assessed the impact that adoption of FAS 133 will have on the Company's results of operations and financial position; it anticipates an immaterial effect.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 42 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the first part of the section entitled "Election of a Director" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 23, 2001 (the "Proxy Statement) is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has invested $2.5 million in Textiles Online Marketplaces, Ltd. In addition to the Company's investment, it's President and CEO as well as one of it's outside directors, have invested $500,000 and $100,000, respectively, with terms similar to those of the Company. See Note 4 of the Audited Financial Statements which follow page 42 of this report for additional information.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 39 of this Report, which is incorporated herein by reference.

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

         10.4 Letter Agreement between the Registrant and Bank One dated September 13, 1999 amending the prior Credit Authorization Agreement, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

         10.5 Letter of Agreement between the Registrant and Bank One dated August 31, 2000 amending the prior Credit Authorization Agreement.


         10.6 Lease, dated August 22, 1996, between WRC Properties, Inc. and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.7 Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank of North Carolina, NA., as Trustee for the Public Employees Retirement System of Ohio, filed as an Exhibit to the Registrant's
                           Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.8 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. (successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank), to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


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

         10.12  *          1997 Stock Option and Incentive Plan, filed as an
                           Exhibit to the Registrant's Registration Statement on
                           Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13  *          Employee Stock Purchase Plan, filed as an Exhibit
                           to the Registrant's Registration Statement on Form
                           S-1 dated June 6, 1997, and incorporated herein by reference.

         10.14 Asset Purchase Agreement dated as of September 22, 1999 by Syntel, Inc. and Metier, Inc. filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 5, 1999 and incorporated herein by reference.

         21                Subsidiaries of the Registrant.


         99.1 Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

         (b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 2000.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SYNTEL, INC.

                                             By:  /s/Bharat Desai
                                                  -------------------------
                                                  Bharat Desai
Dated:  March 27, 2001                            President
                                                  and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                       Title                          Date


/s/Bharat Desai          President and Chief Executive Officer   March 27, 2001
-------------------      (Principal Executive Officer)
Bharat Desai

/s/John Andary           Chief Financial Officer                 March 27, 2001
--------------------     (Principal Financial and
John Andary              and Accounting Officer)


/s/Neerja Sethi          Director and Vice President,            March 27, 2001
--------------------     Corporate Affairs
Neerja Sethi


/s/Paritosh K. Choksi    Director                                March 27, 2001
---------------------
Paritosh K. Choksi


/s/Douglas VanHouweling  Director                                March 27, 2001
-----------------------
Douglas Van Houweling


/s/GEORGE R. Mrkonic     Director                                March 27, 2001
-----------------------
George R. Mrkonic

SYNTEL, INC.
CONTENTS
------------------------------------------------------------------

                                                                      PAGE(S)
                                                                      -------
REPORT OF INDEPENDENT ACCOUNTANTS......................................   1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets............................................   2

Consolidated Statements of Income......................................   3

Consolidated Statements of Shareholders' Equity........................   4

Consolidated Statements of Cash Flows..................................   5

Notes to Consolidated Financial Statements.............................6-21

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Syntel, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Syntel, Inc., and its subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 14, 2001

SYNTEL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,   DECEMBER 31,
                                                                                  2000            1999
                                                                               -----------    -----------
                                      ASSETS
Current assets:
       Cash and cash equivalents                                                $  73,478      $  63,611
       Accounts receivable, net                                                    31,194         23,800
       Advanced billings and other current assets                                   9,437          9,522
                                                                                ---------      ---------
            Total current assets                                                  114,109         96,933

Property and equipment                                                             19,183         15,812
       Less accumulated depreciation                                               12,023          9,390
                                                                                ---------      ---------
            Property and equipment, net                                             7,160          6,422

Goodwill, net of amortization                                                       1,026         19,113
Equity and other investments                                                        3,918           --
Deferred income taxes, noncurrent                                                   6,685           --
                                                                                ---------      ---------
                                                                                $ 132,898      $ 122,468
                                                                                =========      =========
                                    LIABILITIES
Current liabilities:
       Accounts payable                                                         $   4,801      $   4,381
       Accrued payroll and related costs                                           10,909         12,748
       Income taxes payable                                                         6,105          3,464
       Accrued warranty costs                                                         150          1,641
       Accrued liabilities                                                          9,016          5,367
       Deferred revenue                                                             5,234          4,506
                                                                                ---------      ---------
            Total current liabilities                                              36,215         32,107

                               SHAREHOLDERS' EQUITY

Common stock, no par value per share, 100 million shares authorized; 38.499 million and 38.556 million shares issued and outstanding at
       December 31, 2000 and 1999, respectively                                         1              1
Additional paid-in capital                                                         38,345         39,677
Accumulated other comprehensive income                                               (907)          (576)
Retained earnings                                                                  59,244         51,259
                                                                                ---------      ---------
            Total shareholders' equity                                             96,683         90,361
                                                                                ---------      ---------
       Total liabilities and shareholders' equity                               $ 132,898      $ 122,468
                                                                                =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         2000          1999          1998
                                                      ---------     ---------      ---------
Revenues                                              $ 164,808     $ 162,117      $ 167,975
Cost of revenues                                        104,602        99,300        104,971
                                                      ---------     ---------      ---------
   Gross profit                                          60,206        62,817         63,004
Selling, general and administrative expenses             34,424        32,814         28,026
Goodwill impairment and related charges                  21,650          --             --
                                                      ---------     ---------      ---------
   Income from operations                                 4,132        30,003         34,978

Other income, principally interest                        3,412         2,024          2,077
                                                      ---------     ---------      ---------
   Income before income taxes                             7,544        32,027         37,055

Income tax benefit (provision)                              967       (10,573)       (12,424)
                                                      ---------     ---------      ---------
   Net income before loss from equity investments         8,511        21,454         24,631

Loss from equity investments                                526          --             --
                                                      ---------     ---------      ---------
   Net income                                         $   7,985     $  21,454      $  24,631
                                                      =========     =========      =========

EARNINGS PER SHARE
   Basic                                              $    0.21     $    0.56      $    0.65
   Diluted                                            $    0.20     $    0.55      $    0.63


The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                             COMMON STOCK       ADDITIONAL                                      TOTAL
                                           -----------------     PAID-IN      RETAINED       COMPREHENSIVE  SHAREHOLDER'S
                                           SHARES     AMOUNT     CAPITAL      EARNINGS          INCOME          EQUITY
                                           ------     ------     --------    ----------      -------------  -------------
BALANCE, JANUARY 1, 1998                   25,450       $1       $34,659      $ 5,174           $ (249)        $39,585
Net income                                                                     24,631                           24,631
Translation adjustments                                                                           (194)           (194)
                                                                                                              --------
Total comprehensive income, net of tax                                                                          24,437
Stock Split, 3-for-2, April 22, 1998       12,725                                                                   -
Exercised stock options                        20                     66                                            66
Compensation expense related to
  stock options                                                       59                                            59
                                           ------       --       -------      -------           ------         -------
BALANCE, DECEMBER 31, 1998                 38,195       $1       $34,784      $29,805           $ (443)        $64,147

Net income                                                                     21,454                           21,454
Translation adjustments                                                                           (133)           (133)
                                                                                                               -------
Total comprehensive income, net of tax                                                                          21,321

Stock issued to directors                      18                    111                                           111
Common stock repurchases                     (129)                (1,097)                                       (1,097)
Metier acquisition                            300                  4,738                                         4,738
Employee stock purchase plan                  101                    762                                           762
Exercised stock options                        71                    274                                           274
Compensation expense related to
  stock options                                                      105                                           105
                                           ------       --       -------      -------           ------         -------
BALANCE, DECEMBER 31, 1999                 38,556       $1       $39,677      $51,259           $ (576)        $90,361

Net income                                                                      7,985                            7,985
Translation adjustments                                                                           (331)           (331)
                                                                                                               -------
Total comprehensive income, net                                                                                  7,654
  of tax
Common stock repurchases                     (329)                (3,136)                                       (3,136)
Employee stock purchase plan                  169                  1,127                                         1,127
Exercised stock options                       103                    543                                           543
Compensation expense related to
  stock options                                                      134                                           134
                                           ------       --       -------      -------           ------         -------
BALANCE, DECEMBER 31, 2000                 38,499       $1       $38,345      $59,244           $ (907)        $96,683
                                           ======       ==       =======      =======           ======         =======

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        2000          1999         1998
                                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                     $  7,985      $ 21,454      $ 24,631

       Adjustments to reconcile net income to net cash
               provided by operating activities:
            Depreciation                                                 2,633         2,353         1,977
            Goodwill                                                       655           662             0
            Deferred income taxes                                       (8,311)        1,078        (3,368)
            Compensation expense related to
               stock options                                               134           105            59
            Expense related to common stock issued to directors                          111
            Loss on equity investments                                     526          --            --
            Goodwill impairment and related charges                     21,650          --            --
            Changes in assets and liabilities net of effects from
               purchase of Metier Inc and IMG Inc in 1999:
                 Accounts receivable, net                               (7,394)        4,934        (2,937)
                 Advanced billings and other assets                      1,711           (77)          376
                 Accrued payroll and other liabilities                    (342)       (7,438)        9,810
                 Deferred revenues                                         728        (5,936)        4,737
                                                                      --------      --------      --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                   19,975        17,246        35,285
                                                                      --------      --------      --------
CASH FLOWS USED IN INVESTING ACTIVITIES
       Property and equipment expenditures                              (3,785)       (2,496)       (3,336)
       Equity and other investments                                     (3,730)         --            --
       Payments for purchases of Metier Inc. and IMG Inc.
          net of cash acquired                                            --         (15,738)         --
                                                                      --------      --------      --------
            NET CASH USED IN INVESTING ACTIVITIES                       (7,515)      (18,234)       (3,336)
                                                                      --------      --------      --------

CASH FLOWS USED IN FINANCING ACTIVITIES
       Net proceeds from issuance of stock                                 543         1,036            66
       Common stock repurchases                                         (3,136)       (1,097)         --
       Dividend/distribution payments                                     --            --            (300)
                                                                      --------      --------      --------
            NET CASH USED IN FINANCING ACTIVITIES                       (2,593)          (61)         (234)
                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents                     9,867        (1,049)       31,715
Cash and cash equivalents, beginning of period                          63,611        64,660        32,945
                                                                      ========      ========      ========
Cash and cash equivalents, end of period                              $ 73,478      $ 63,611      $ 64,660
                                                                      ========      ========      ========
Cash paid during the period for income taxes                          $  4,564      $  9,993      $ 15,186
                                                                      ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   BUSINESS

     Syntel, Inc. and Subsidiaries (the "Company") provides information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, transportation, retail, and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of Application Outsourcing, e-business, and TeamSourcing. Additionally, during 1999, and 1998, the Company provided Year 2000 remediation services. All Year 2000 remediation engagements were completed by the end of 1999.

     Through Application Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. Application Outsourcing engagements are generally supported by multiyear contracts. As a percentage of total consolidated revenues, Application Outsourcing revenues remained at 54% of total revenues during both 2000 and 1999, and 63% in 1998.

     Through e-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, and Oracle, as well as partnership arrangements with leading software firms, including Tibco, Motive, Selectica, and Vigilence, to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed price basis, in which the Company assumes responsibility for management of the engagement. As a percent of total revenues, e-business revenues contributed 26%, 21%, and 9% of total consolidated revenues in 2000, 1999, and 1998, respectively.

     Through TeamSourcing, the Company provides professional information technology services directly to the customer. TeamSourcing contracts are generally terminable by the customer without penalty.

     During the years ended December 31, 2000 and 1999, the Company had one customer, AIG, that contributed in excess of 10% of the total consolidated revenues. Revenues from this customer were approximately $31,779,000 and $33,900,000, for the years ended 2000 and 1999, respectively; contributing approximately 19%, and 21%, respectively of total consolidated revenues. At December 31, 2000 and 1999, approximately 2% and 16%, respectively of accounts receivable, net, were from this customer. All revenues from this customer were generated in the Applications Outsourcing segment.

     For the year ended December 31, 1998, the Company had two customers, AIG and Dayton Hudson Corporation, with revenues in excess of 10% of total consolidated revenues. Revenues from these customers totaled $43,100,000 and $23,625,000, contributing 26% and 14%, respectively, of total consolidated revenues.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company, Syntel Canada Ltd., ("Syntel Canada") a limited liability company, and Syntel "Australia" Pty Limited ("Syntel Australia"), an Australian limited liability Company. All intercompany balances and transactions have been eliminated.

     REVENUE RECOGNITION

     The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred

     Revenue on fixed-price, fixed deliverable projects is measured by the percentage of cost incurred to date to the estimated total cost at completion. Revenue from fixed-price application management and support engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

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

     PROPERTY AND EQUIPMENT

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
     Leasehold improvements                                        Life of lease
     Capitalized software development costs                          See below

     Effective January 1, 1999 the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with this standard, the Company capitalizes certain direct internal and external costs associated with upgrading and enhancing its information systems to support its information processing needs. Capitalization of such costs begins when the preliminary planning stage for each project is completed and management has formally authorized its funding and ends when the project is substantially complete. These costs are amortized using the straight-line method over three years.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company considers the future undiscounted cash flows attributable to capitalized development costs in evaluating potential impairment of the asset.

     Other computer software and hardware maintenance and training costs are charged to expenses as incurred.

     Effective January 1, 2000 the Company adopted Emerging Issues Task Force
     (EITF) 00-02, "Accounting for Web Site Development Costs", which required that certain costs for development of a web site, including costs of developing graphics and content. During the year ended December 31, 2000, the Company capitalized approximately $1.0 million of Web site development costs. Such capitalized costs are included in Capitalized Development Costs.

     GOODWILL

     Goodwill is being amortized on a straight-line basis over a 15 year period. The Company determines the recoverability of recorded goodwill by the undiscounted expected future cash flow from the operations to which the goodwill applies. If the goodwill is determined to be impaired as a result of this measurement, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, as determined on a discounted cash flow basis.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts including, but not limited to warranty costs, valuation of trade accounts receivable, amortization and impairment of goodwill, and potential tax liabilities. Actual results could differ from those estimates and assumptions.

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

     PER SHARE DATA

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

     The Company has stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS

     Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

3.   ACQUISITIONS

     During 1999, the Company acquired substantially all the business and assets of Metier, Inc. The acquisition resulted in goodwill of $20,450,000. During the year ended December 31, 2000, the Company determined that the Metier goodwill was impaired, and as a result, wrote-off the remaining portion of unamortized goodwill and provided for costs associated with the downsizing of the Metier business.

     During 1999, the Company also acquired the business and assets of IMG, Inc. The resulting goodwill of $1,122,000 is being amortized on a straight line basis over 15 years. As of December 31, 2000 further earnout consideration is not expected to be material.

     The operating results of both Metier and IMG have been included in the consolidated results since July 1, 1999, their effective acquisition dates.

     The consolidated results of operations for 1999 and 1998, on a pro forma basis, are presented below as though Metier had been acquired as of January 1, 1998 (In thousands):

                                                            TWELVE MONTHS ENDED
      (UNAUDITED)                                                DECEMBER 31
                                                        ---------------------------
                                                          1999               1998
                                                        --------           --------
      Revenue                                           $180,120           $186,146
      Net income                                          22,402             24,705
      Earnings per share (diluted)                      $   0.57           $   0.62

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

4.   INVESTMENTS

     At December 31, 2000, the Company had the following investments:

                                           Accounting      Investment
        Investment            Ownership      Method          amount      Description of Business
        ----------           ------------  ----------      ----------    -----------------------
     New2USA                     (1)         Equity        $  918,400    Web portal providing information
                                                                         and services to assist immigrants with
                                                                         settling in the U.S.
     Textiles Online
       Marketplaces Ltd.         10%          Cost         $2,500,000    Business to Business  internet
                                                                         based online textile exchange.
     Vianetta
       Communications (2)    less than 5%     Cost         $  500,000    Computerized transcriptions of
                                                                         medical transcripts eliminating the
                                                                         need for dictation equipment.

     (1) Syntel's ownership in New2USA includes 3,500 shares of preferred stock. The Company's voting control is approximately 20%.

     (2) The $500,000 investment in Vianetta Communications consists of a convertible note, bearing interest at the lower of (a) the highest permissible rate under applicable law or (b) the rate equal to the minimum rate established pursuant to Section 1274(d) of the Internal Revenue Code of 1986. The note is payable on or before the earlier of April 30, 2001 or the closing of qualified financing.

     In addition to the Company's investment in Vianetta, the Company's president and CEO as well as an outside director have invested $500,000 and $100,000, respectively, with terms similar to those of the Company.

     The Company signed an agreement in April 2000 to provide development services to Textiles Online Marketplaces with a total contract value of $3.6 million. As of December 31, 2000, the Company recorded total revenues of $1.8 million related to this contract.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

5.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUE

     The following summarizes activity for uncompleted, fixed price, fixed deliverable projects:

                                                                               2000          1999
                                                                             --------      --------
                                                                                  (IN THOUSANDS)
     Direct costs incurred on uncompleted, fixed price, fixed
        deliverable projects                                                 $  6,159      $  2,324
     Direct margins incurred on uncompleted, fixed price, fixed
        deliverable projects                                                    6,049         1,246
                                                                             --------      --------

     Revenues recognized on uncompleted projects                               12,208         3,570
        Less - billings to date                                                14,859         4,518
                                                                             --------      --------

     Deferred revenues on fixed price, fixed deliverable projects               2,651           948
     Advanced billings on application management projects                       1,553         3,558
     Other deferred revenues                                                    1,030          --
                                                                             --------      --------
            Total deferred revenue as reported in the balance sheet          $  5,234      $  4,506
                                                                             ========      ========

     Projects with billings in excess of costs and estimated earnings
        on uncompleted fixed price, fixed deliverable projects               $  2,832      $    948
     Projects with costs and estimated earnings in excess of billings
        on uncompleted fixed price, fixed deliverable projects                   (181)         --
                                                                             --------      --------
            Deferred revenues in fixed price, fixed deliverable projects        2,651           948
                                                                             ========      ========

6.   PROPERTY, EQUIPMENT, AND CAPITALIZED DEVELOPMENT COSTS

     Cost of property and equipment at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                                               2000         1999
                                                                             --------      --------
     Computer equipment and internal software                                $ 10,852      $  9,018
     Furniture and equipment                                                    5,447         4,899
     Leasehold improvements                                                     1,047           878
     Capitalized software and development costs                                 1,837         1,017
                                                                             --------      --------
                                                                               19,183        15,812
         Accumulated depreciation and amortization                             12,023         9,390
                                                                             --------      --------
                                                                             $  7,160      $  6,422
                                                                             ========      ========

7.   LINE OF CREDIT

     The Company has a line-of-credit arrangement with a bank which expires August 31, 2001, which provides for borrowings up to $40,000,000. Interest is computed on the basis of the Company's option at (i) the Eurodollar rate plus the applicable Eurodollar margin, (ii) the bank's prime rate or (iii) a negotiated rate. The Company also has an additional line of credit with the same bank which expires August 31, 2001, which provides for borrowings up to $20,000,000 to finance acquisitions.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   LEASES

     The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all noncancelable leases expiring beyond one year as of December 31, 2000 are as follows (in thousands):

                                                2001             $ 1,978
                                                2002               1,325
                                                2003               1,108
                                                2004                 323
                                                2005                   -
                                                                 -------
                                                                 $ 4,734
                                                                 =======


     Total rent expense charged to operations amounted to approximately $2,359, $2,221, and $1,869 for the years ended December 31, 2000, 1999, and 1998, respectively.

9.   INCOME TAXES

     Income (loss) before income taxes for U. S. and foreign operations was as follows (in thousands):

                                       2000          1999         1998
                                     --------      --------     --------
     U.S                             $ (5,439)     $ 27,052     $ 28,928
     Foreign                           12,983         4,975        8,127
                                     --------      --------     --------
                                     $  7,544      $ 32,027     $ 37,055
                                     ========      ========     ========



     The provision for income taxes is as follows (in thousands):

                                       2000          1999         1998
                                     --------      --------     --------
     Currently Payable
        Federal                      $  6,075      $  7,965     $ 14,271
        State                             219         1,190        1,350
        Foreign                         1,050           340          171
                                     --------      --------     --------
           Total currently payable      7,344         9,495       15,792

     Deferred
        Federal                        (7,019)          976       (3,002)
        State                          (1,292)          102         (366)
                                     --------      --------     --------
           Total deferred              (8,311)        1,078       (3,368)
                                     --------      --------     --------
           Total provision (benefit)
             for income taxes        $   (967)     $ 10,573     $ 12,424
                                     ========      ========     ========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset are as follows (in thousands):

                                                               2000          1999
                                                             -------       -------
                   Deferred tax assets
                       Goodwill impairment and related costs $  8,373      $     --
                       Accrued warranty and other expenses      2,516         3,437
                       Advanced billing receipts                1,125           266
                                                             --------      --------
                              Net deferred tax asset         $ 12,014      $  3,703
                                                             ========      ========


     Balance sheet classification of the net deferred tax asset is summarized as follows (in thousands):

                                                               2000          1999
                                                             --------      --------
                   Deferred tax asset, current               $  5,329      $  3,703
                   Deferred tax asset, noncurrent               6,685            --
                                                             --------      --------
                                                             $ 12,014      $  3,703
                                                             ========      ========


     Under the Indian Income Tax Act of 1961 (the "Act"), Syntel is eligible for certain favorable tax provisions including: (i) an exception from payment of corporate income taxes for up to five years of operation (the "Tax Holiday"); or (ii) an exception from income taxes on profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations, extending the effective period to ten years, from the previous regulation which permitted a tax holiday of five consecutive years within the first eight years of operation. Under the new regulations, the Company's Tax Holidays will expire no earlier than March 31, 2003.

     The Company has not recorded deferred income taxes applicable to all of the undistributed earnings of its foreign subsidiaries. For those earnings considered to be indefinitely reinvested no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. The unrecognized taxes on the undistributed earnings are approximately $9.9 million at December 31, 2000.

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:

                                                 2000          1999          1998
                                               --------      --------      --------
                                                         (IN THOUSANDS)
     Statutory provision                       $  2,640      $ 11,209      $ 12,969
     State taxes, net of federal benefit            219         1,190         1,350
     Tax-free investment income                    (676)         (531)         (344)
     Foreign income not subject to tax           (4,000)       (1,595)       (2,470)
     Other                                          850           300           919
                                               --------      --------      --------
        Total provision for income taxes       $   (967)     $ 10,573      $ 12,424
                                               ========      ========      ========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  EARNINGS PER SHARE

     The reconciliations of earnings per share computations for the fiscal years 2000, 1999, and 1998 were as follows:

                                                 2000                   1999                    1998
                                           ----------------        ---------------        ---------------
                                                       PER                    PER                    PER
                                           SHARES     SHARE        SHARES    SHARE        SHARES    SHARE
                                           ------     -----        ------    -----        ------    -----
                                                       (IN THOUSANDS, EXCEPT PER SHARE EARNINGS)
     Basic earnings per share              38,499     $0.21        38,556    $0.56        38,195    $0.65
     Net dilutive effect of stock
       options outstanding                    981                     493                  1,099
                                           ------     -----        ------    -----        ------    -----
         Diluted earnings per share        39,480     $0.20        39,049    $0.55        39,294    $0.63
                                           ======     =====        ======    =====        ======    =====


     As of December 31, 2000 and 1999, stock options to purchase 1,687,313 and 36,000 shares of common stock, respectively, at a weighted average price per share of $9.69 and $18.70, respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was antidilutive.

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

     For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For the other options granted in 2000, 1999, 1998 and 1997, the exercise price equaled the market price on the date of grant, and therefore, no compensation expense was recognized.

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

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
11.  STOCK COMPENSATION PLANS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------     ---------     ---------
     Net Earnings
      As reported                                         $ 7,985      $ 21,454      $ 24,631
      Impact of SFAS No. 123                               (2,358)       (1,534)         (976)
                                                          -------      --------      --------

           Pro forma                                        5,627        19,920        23,655

     Earnings per share, pro forma
      Basic earnings per share                            $  0.15      $   0.52      $   0.62
      Diluted earnings per share                          $  0.14          0.51          0.60

     Earnings per share as reported
      Basic earnings per share                            $  0.21      $   0.56      $   0.65
      Diluted earnings per share                             0.20          0.55          0.63


     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998:

                                                            2000         1999            1998
                                                          -------      ---------      --------
     Estimated fair value of option granted               $ 12.41      $   6.26      $   8.86
     Assumptions
           Risk free interest rate                          5.00%          6.00%         5.33%
           Expected life                                     5.00          5.00          5.00
           Expected volitility                             84.09%         68.38%        51.26%
           Expected dividends                               0.00%          0.00%         0.00%

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  STOCK COMPENSATION PLANS (CONTINUED)

     The following table sets forth changes in options outstanding:

                                                                                         WEIGHTED
                                                              NUMBER                      AVERAGE
                                                            OF SHARES        AMOUNT       PRICE
                                                            ---------     -----------    --------
     Shares under option
                       Outstanding, January 1, 1998         1,620,870     $ 8,056,380     $ 4.97
            Activity during 1998
                 Granted, price equals fair value             513,500       8,843,933      17.22
                 Exercised                                     19,191          64,558       3.36
                 Forfeited                                    684,456       8,697,203      12.71
                 Expired                                        3,072          15,168       4.94
                                                            ---------     -----------     ------
                       Outstanding, December 31, 1998       1,427,651       8,123,384       5.69

            Activity during 1999
                 Granted, price equals fair value           2,052,259      19,061,738       9.29
                 Exercised                                     71,896         272,805       3.79
                 Forfeited                                    256,807       1,966,161       7.66
                 Expired                                       13,970          73,644       5.27
                                                            ---------     -----------     ------
                       Outstanding, December 31, 1999       3,137,237      24,872,512       7.93

            Activity during 2000
                 Granted, price equals fair value             618,796       8,068,149      13.04
                 Exercised                                    103,214         540,466       5.24
                 Forfeited                                  1,158,436      12,125,921      10.47
                 Expired                                        8,390          53,116       6.33
                                                            ---------     -----------     ------
                       Outstanding, December 31, 2000       2,485,993     $20,221,158     $ 8.04
                                                            =========     ===========     ======
                        Exercisable, December 31, 2000        629,522
                                                            =========


     The following table sets forth details of options outstanding at December 31, 2000:

                                                                             WEIGHTED    WEIGHTED
                                                                             AVERAGE     AVERAGE
                                                              NUMBER       CONTRACTUAL   EXERCISE
     Range of Exercise Prices                              OUTSTANDING         LIFE       PRICE
     ------------------------                              -----------     -----------   --------
     $1.33                                                     94,750            6.25       1.33
     $4.67 - $8.00                                            741,430            6.86       5.54
     $8.0625 - $11.00                                       1,170,656            8.87       8.61
     $11.25 - $16.75                                          464,923            8.2       12.25
     $26.38 - $33.19                                           14,234            8.24      22.69
                                                            ---------            ----      -----
     $1.33 - $33.19                                         2,485,993            8.18       8.04
                                                            =========            ====      =====

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  STOCK COMPENSATION PLANS (CONTINUED)

     The Company has an employee stock purchase plan which provides for employees to purchase pre-established amounts as determined by the compensation committee. The price at which employees may purchase common stock is set by the compensation committee as not less than the lessor of 85% of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the common stock on the last day of the purchase period. The Company has reserved 1.5 million shares of common stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum contribution value which may not exceed $21,250 for each calendar year in which a purchase period occurs. As of December 31, 2000, the Company has $687,367 of employee withholdings, included in accrued payroll and related costs in the balance sheet to be used to purchase company stock.

12.  SEGMENT REPORTING

     The Company manages its operations through three segments, Application Outsourcing, e-business, and TeamSourcing.

     Through Application Outsourcing, the Company provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. The Company assumes responsibility for, and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. The Company's Global Service Delivery Model provides the flexibility to deliver to each client a unique mix of services on-site to the customer's location, off-site at its U.S. development centers and offshore at development centers in Mumbai and Chennai, India. The Company also provided Year 2000 compliance services to customers during 1999 and 1998, all of which were completed before December 31, 1999.

     Application Outsourcing engagements are frequently supported by long-term contractual agreements which generally provide for minimum resource commitments, if billed on a time-and-materials basis, or a specific set of deliverables for fixed-price engagements.

     Through e-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, Oracle, and SAP; as well as partnership agreements with software providers including, but not limited to Selectica, Tibco, and Motive. These services may be provided on either a time-and-material basis on a fixed price basis, in which the Company assumes responsibility for management of the engagement.

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

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  SEGMENT REPORTING (CONTINUED)

                                                      2000          1999        1998
                                                    --------     --------     --------
     Revenues
            Application Outsourcing                 $ 89,873     $ 87,311     $105,835
            e-business                                42,608       33,402       14,614
            TeamSourcing                              32,327       41,404       47,526
                                                    --------     --------     --------
                                                     164,808      162,117      167,975

     Gross Profit
            Application Outsourcing                   38,783       40,324       45,516
            e-business                                13,622       10,789        4,409
            TeamSourcing                               7,801       11,704       13,079
                                                    --------     --------     --------
                                                      60,206       62,817       63,004

     Sales, general and administrative expenses       34,424       32,814       28,026

     Goodwill impairment and related charges          21,650         --           --
                                                    --------     --------     --------
     Income from operations                         $  4,132     $ 30,003     $ 34,978
                                                    ========     ========     ========



13.  GEOGRAPHIC INFORMATION

     Total revenues, income before income taxes and identifiable assets by geographic location were as follows:

                                                    2000            1999           1998
                                                 ---------       ---------       ---------
     Revenues
           United States operations              $ 154,661       $ 158,452       $ 166,046
           India operations                         19,716          10,188          14,400
           Europe operations                         9,317           3,211           1,632
           Singapore operations                        794             548             456
           Intercompany revenue elimination        (19,680)        (10,282)        (14,559)
                                                 ---------       ---------       ---------
                 Total revenue                   $ 164,808       $ 162,117       $ 167,975
                                                 =========       =========       =========

     Income (loss) before income taxes
           United States operations              $  (5,439)      $  27,052       $  28,928
           India operations                         12,580           4,486           7,839
           Europe operations                           358             645             296
           Singapore operations                         45            (156)             (8)
                                                 ---------       ---------       ---------
                 Total income before taxes       $   7,544       $  32,027       $  37,055
                                                 =========       =========       =========
     Assets, December 31
           United States operations              $ 101,100       $ 100,495       $  90,884
           India operations                         24,170          19,933          12,084
           Europe operations                         7,345           1,842             985
           Singapore operations                        278             198             282
           Canada                                        5            --              --
                                                 ---------       ---------       ---------
                 Total assets                    $ 132,898       $ 122,468       $ 104,235
                                                 =========       =========       =========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  LITIGATION, CLAIMS AND COMMITMENTS

     Legal actions and other claims are pending or may be instituted or asserted in the future against the Company. Although the amount of liability at December 31, 2000 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect future consolidated financial position or results of operations of the Company. As of December 31, 2000 the Company had a commitment to purchase 41 acres of land for approximately $1.0 million in Pune, India for the construction of a new development and training center.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter were as follows:

                                                          First         Second           Third         Fourth
                                                         Quarter        Quarter         Quarter        Quarter       Full Year
                                                        ---------      ---------       ---------      ---------      ---------
                                                                                    (in thousands)
     2000

     Revenues                                           $  40,506      $  42,079       $  41,105      $  41,118      $ 164,808

     Cost of revenues                                      25,513         26,872          26,001         26,216        104,602
                                                        ---------      ---------       ---------      ---------      ---------
                Gross profit                               14,993         15,207          15,104         14,902         60,206

     Sales, general and administrative expenses             8,993          8,450           8,348          8,633         34,424
     Goodwill impairment and related charges                 --           21,650            --             --           21,650
                                                        ---------      ---------       ---------      ---------      ---------
                Income from operations                      6,000        (14,893)          6,756          6,269          4,132

     Other income, net                                        780            800             829          1,003          3,412
                                                        ---------      ---------       ---------      ---------      ---------
                Income before income taxes                  6,780        (14,093)          7,585          7,272          7,544

     Income tax provision (benefit)                         1,628         (6,407)          2,035          1,777           (967)
                                                        ---------      ---------       ---------      ---------      ---------
                Net income (loss) before loss from
                equity investments                          5,152         (7,686)          5,550          5,495          8,511

     Loss from equity investments                            --              119             200            207            526
                                                        ---------      ---------       ---------      ---------      ---------
                Net income (loss)                       $   5,152      $  (7,805)      $   5,350      $   5,288      $   7,985
                                                        =========      =========       =========      =========      =========
     Earnings per share, diluted                        $    0.13      $   (0.20)      $    0.14      $    0.14      $    0.20
                                                        =========      =========       =========      =========      =========
     Weighted average shares outstanding, diluted          40,168         39,574          39,255         38,923         39,480
                                                        =========      =========       =========      =========      =========

     1999

     Revenues                                           $  38,797      $  39,654       $  42,564      $  41,102      $ 162,117

     Cost of revenues                                      23,942         24,377          26,477         24,504         99,300
                                                        ---------      ---------       ---------      ---------      ---------
                Gross profit                               14,855         15,277          16,087         16,598         62,817

     Sales, general and administrative expenses             7,245          7,307           9,502          8,760         32,814
                                                        ---------      ---------       ---------      ---------      ---------
                Income from operations                      7,610          7,970           6,585          7,838         30,003

     Other income, net                                        532            575             541            376          2,024
                                                        ---------      ---------       ---------      ---------      ---------
                Income before income taxes                  8,142          8,545           7,126          8,214         32,027

     Income tax provision                                   2,708          2,657           2,442          2,766         10,573
                                                        ---------      ---------       ---------      ---------      ---------
                Net income                              $   5,434      $   5,888       $   4,684      $   5,448      $  21,454
                                                        =========      =========       =========      =========      =========
     Earnings per share, diluted                        $    0.14      $    0.15       $    0.12      $    0.14      $    0.55
                                                        =========      =========       =========      =========      =========
     Weighted average shares outstanding, diluted          38,886         38,683          39,016         39,631         39,049
                                                        =========      =========       =========      =========      =========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CONTINUED

     Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year. Certain amounts in previously issued quarterly financial data have been reclassified to conform with the full year presentation.

                                 EXHIBIT INDEX


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

         10.4 Letter Agreement between the Registrant and Bank One dated September 13, 1999 amending the prior Credit Authorization Agreement, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

         10.5.1 Letter Agreement between the Registrant and Bank One dated August 31, 2000 amending the prior Credit Authorization Agreement.

         10.6 Lease, dated August 22, 1996, between WRC Properties, Inc. and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.7 Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank of North Carolina, NA., as Trustee for the Public Employees Retirement System of Ohio, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.8 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. (successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank), to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


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

         10.12  *          1997 Stock Option and Incentive Plan, filed as an
                           Exhibit to the Registrant's Registration Statement on
                           Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.13  *          Employee Stock Purchase Plan, filed as an Exhibit to
                           the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.14 Asset Purchase Agreement dated as of September 22, 1999 by Syntel, Inc. and Metier, Inc. filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 5, 1999 and incorporated herein by reference.

         21                Subsidiaries of the Registrant.


         99.1 Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.