Form 10-Q
period 2001-03-31
SYNTEL INC
filed 2001-05-14
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001  or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission file number    0-22903
                       -------------

                                  Syntel, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Michigan                                         38-2312018
----------------------------------------                    ----------------
    (State or Other Jurisdiction of                           (IRS Employer
     Incorporation or Organization)                         Identification No.)

  2800 Livernois Road, Suite 400, Troy, Michigan                   48083
------------------------------------------------            -----------------
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

Yes       X        No
    -------------     ------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,281,906 shares issued and outstanding as of May 2, 2001.

                                  SYNTEL, INC.

                                      INDEX

                                                                              Page
                                                                              ----
Part I  Financial Information

        Item 1 Financial Statements
                  Condensed Consolidated Statement of Income                    3
                  Condensed Consolidated Balance Sheet                          4
                  Condensed Consolidated Statement of Cash Flows                5
                  Notes to the Condensed Consolidated Financial Statements      6
        Item 2 Management's Discussion and Analysis of                          8
                  Financial Condition and Results of Operation

Part II  Other Information                                                     11
Signatures                                                                     12


                          SYNTEL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  3 MONTHS
                                                               ENDED MARCH 31
                                                             -------------------
                                                              2001        2000
                                                             -------     -------
Revenues                                                     $42,271     $40,506
Cost of revenues                                              26,664      25,513
                                                             -------     -------
Gross profit                                                  15,607      14,993
Selling, general and administrative expenses                   8,813       8,993
                                                             -------     -------

Income from operations                                         6,794       6,000

Other income, principally interest                               957         780
                                                             -------     -------

       Income before income taxes                              7,751       6,780

Income taxes                                                   1,865       1,628
                                                             -------     -------

       Net income before loss from equity investment
         in unconsolidated subsidiary                          5,886       5,152

Loss from equity investment in unconsolidated subsidiary         321          --
                                                             -------     -------

       Net income                                            $ 5,565     $ 5,152
                                                             =======     =======

EARNINGS PER SHARE
       Basic                                                 $  0.14     $  0.13
       Diluted                                               $  0.14     $  0.13

       Weighted average common shares
       outstanding - diluted                                  38,814      40,168
                                                             =======     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                          MARCH 31,   DECEMBER 31,
                                                            2001          2000
                                                          ---------   ------------
                         ASSETS

Current assets:
        Cash and cash equivalents                          $ 77,623     $ 73,478
        Accounts receivable, net                             29,421       31,194
        Advanced billings and other current assets            9,300        9,437
                                                           --------     --------
             Total current assets                           116,344      114,109

Property and equipment                                       20,423       19,183
        Less accumulated depreciation                        12,705       12,023
                                                           --------     --------
             Property and equipment, net                      7,718        7,160

Goodwill, net of amortization                                 1,039        1,026
Equity and other investments                                  4,082        3,918
Deferred income taxes, noncurrent                             6,561        6,685
                                                           --------     --------

                                                           $135,744     $132,898
                                                           ========     ========

                      LABILITIES

Current liabilities:
        Accrued payroll and related costs                  $  9,257     $ 10,909
        Accounts payable and other current liabilities       19,109       20,072
        Deferred revenue                                      5,469        5,234
                                                           --------     --------
             Total current liabilities                       33,835       36,215

                  SHAREHOLDERS' EQUITY

Total shareholders' equity                                  101,909       96,683
                                                           --------     --------

Total liabilities and shareholders' equity                 $135,744     $132,898
                                                           ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31
                                                                      ----------------------
                                                                        2001          2000
                                                                        ----          ----
Cash flows from operating activities:
        Net income                                                    $  5,565      $  5,152
                                                                      --------      --------
        Adjustments to reconcile net income to net cash
                 provided by (used in) operating activities:
              Depreciation and amortization                                682           604
              Goodwill amortization                                         17           331
              Deferred income taxes                                        124            --
              Compensation expense related to
                 stock options                                              37            30
              Loss on equity investments                                   321            --
              Changes in assets and liabilities:
                    Accounts receivable, net                             1,773          (439)
                    Advance billing and other assets                       137           964
                    Accrued payroll and other liabilities               (2,646)       (4,919)
                    Deferred revenues                                      235          (401)
                                                                      --------      --------

              Net cash provided by operating activities                  6,245         1,322

Cash flows used in investing activities,
              Property and equipment expenditures                       (1,433)       (1,062)

Cash flows provided by (used in) financing activities:
              Net proceeds from issuance of stock                           13           415
              Common stock repurchases                                    (225)          (14)
              Equity and other investments                                (292)           --
                                                                      --------      --------
              Net cash provided by (used in) financing activities         (504)          401

Effect of foreign currency exchange rate changes on cash                  (163)          (29)
                                                                      --------      --------

Net increase in cash and cash equivalents                                4,145           632

Cash and cash equivalents, beginning of period                          73,478        63,611
                                                                      ========      ========

Cash and cash equivalents, end of period                              $ 77,623      $ 64,243
                                                                      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of March 31, 2001, the results of its operations for the three month period ended March 31, 2001 and March 31, 2000, and cash flows for the three months ended March 31, 2001 and March 31, 2000. The year end condensed balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries; Syntel Software Private Limited ("Syntel India"), an Indian limited liability company, Syntel (Singapore) PTE, Ltd. ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe Ltd. ("Syntel Europe"), a United Kingdom limited liability company, Syntel Canada Ltd. ("Syntel Canada"), a Canadian limited liability company, and Syntel Australia Pty. Limited ("Syntel Australia"), an Australian limited liability company. All intercompany accounts and transactions have been eliminated.

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

5. COMPREHENSIVE INCOME

Total Comprehensive Income for the three month period ended March 31, 2001 and 2000 was as follows (in thousands):

                                              Three Months Ended
                                              ------------------
                                                   March 31
                                                   --------
                                               2001         2000
                                             -------      -------
Net Income                                   $ 5,565      $ 5,152
Other Comprehensive income
Foreign currency translation Adjustments        (163)         (29)
                                             -------      -------
Total comprehensive income                   $ 5,402      $ 5,123
                                             =======      =======

6. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                            Three Months Ended
                                                 March 31, 2001               March  30, 2000
                                                 --------------               ---------------
                                             Weighted     Earnings        Weighted       Earnings
                                             Average         per          Average          per
                                              Shares        share          Shares         share
                                             --------     --------        --------       --------
                                                   (in thousands, except per share earnings)
Basic earnings  per share                      38,471     $    0.14        38,589        $    0.13
Net dilutive effect of stock options
    outstanding                                   343                       1,579
                                            ---------     ---------        ------        ---------
Diluted earnings per share                     38,814     $    0.14        40,168        $    0.13


7. SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three month periods ended March 31, 2001 and March 31, 2000 is as follows:

                                   Three Months Ended March 31
                                       2001           2000
                                       ----           ----
                                          (in thousands)
Revenues:
     Applications Outsourcing        $25,496        $18,918
     e-Business                       10,928         11,441
     TeamSourcing                      5,847         10,147
                                     -------        -------
                                      42,271         40,506
Gross Profit:
     Applications Outsourcing         10,066          8,981
      e-business                       4,145          3,113
     TeamSourcing                      1,396          2,899
                                     -------        -------
                                      15,607         14,993

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased 4.4% to $42.3 million in the first quarter of 2001 from $40.5 million in the first quarter of 2000. Worldwide billable headcount, including personnel employed by Syntel India, Singapore, and Syntel Europe, as of March 31, 2001 increased to 1,635 compared to 1,421 as of March 31, 2000.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $25.5 million for the first quarter of 2001, or 60.3% of total revenues, from $18.9 million, or 46.7% of first quarter revenues for 2000. The increase in first quarter 2001 revenues over the first quarter 2000 was attributable principally to net growth in existing engagements and new engagements, contributing approximately $4.8 million and $2.7 million to the increased revenues, respectively, partially offset by $0.9 million in lost revenues as a result of project completions.

Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues increased to 60.5% of total Applications Outsourcing revenues for the first quarter of 2001, from 52.5% for the first quarter of 2000. The increase in cost of revenues as a percent of revenues for the first quarter was attributable primarily to the release of warranty reserves no longer deemed necessary associated with Y2K remediation engagements in the first quarter of 2000, and increased compensation costs in the first quarter of 2001 over 2000, contributing approximately 9.0% and 2.9% to the increase in cost of revenues as a percent of revenues. This increase in cost of revenues as a percent of revenues was partially offset by an increase in the higher margin offshore component of the overall services, contributing approximately 3.9%.

e-Business Revenues. e-Business revenues decreased to $10.9 million for the first quarter of 2001, or 25.9% of total consolidated revenues, from $11.4 million, or 28.2% of total consolidated revenues for the first quarter of 2000. The $0.5 million decrease for the first quarter was attributable principally to a $3.1 million decrease in Metier revenues and $0.8 million in other completed engagements, largely offset by new business revenues of $3.4 million.

e-Business Cost of Revenues. e-Business cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 62.1% of total e-Business revenues for the first quarter of 2001, from 72.8% for the first quarter of 2000. The 10.7% decrease in cost of revenues as a percent of revenues was attributable principally to improved bill rates in relation to compensation levels, a loss reserve on a fixed price engagement that was recorded in the first quarter of 2000, and improved utilization levels, contributing approximately 4.9%, 3.0%, and 2.8%, respectively.

TeamSourcing Revenues. TeamSourcing revenues decreased to $5.8 million for the first quarter of 2001, or 13.8% of total revenues, down from $10.1 million, or 25.1% of total revenues for the first quarter of 2000. The $4.3 million decrease in revenues from the first quarter of 2000 to the second quarter of 2001 was attributable principally to a decreases in U.S. based billable consultants on various engagements, the result of an organizational focus away from this segment.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consist of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 76.1% of TeamSourcing revenues for the first quarter of 2001, from 71.4% for the first quarter of 2000. The 4.7% increase in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to decreased utilization and increased compensation and benefit costs in relation to respective bill rates, contributing approximately 4.0% and 0.7%, respectively, to the decreased margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended March 31, 2001 were $8.8 million, or 20.8% of total revenues, compared to $9.0 million or 22.2% of total revenues for the three months ended March 31, 2000. The $0.2 million decrease was attributable principally to savings in Metier administrative costs and Metier goodwill amortization, contributing approximately $1.1 million and $0.3 million to the decrease in selling, general, and administrative costs, respectively. These savings were largely offset by increased marketing costs, professional fees, and an allowance for doubtful accounts in the U. S. of approximately $0.4 million, $0.2 million, and $0.2 million, respectively, as well as increased compensation and facility costs at the offshore facilities necessary to support increased staffing levels of approximately $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

In recent history, the Company has financed its working capital needs through operations. Net cash generated by operating activities was $6.2 million for the first three months of 2001, compared to $1.3 million for the first three months of 2000. The number of days sales outstanding in accounts receivable was approximately 62 days and 53 days as of March 31, 2001 and March 31, 2000, respectively. The increase in days was due principally to a reduced number of contractual up front payments on fixed price contracts.

Net cash used in investing activities was $1.4 million and $1.1 million for the first three months of 2001 and 2000, respectively. Cash used for investing activities for the first three months of 2001 consisted principally of $1.1 million for the acquisition of land for construction of the new development and training center in Pune, India and $0.3 million in capitalized software costs and computer equipment. Cash used for investing activities for the first three months of 2000 consisted primarily of capitalized software development costs of approximately $0.8 million and computer equipment of $0.3 million

Net cash used in financing activities for the first three months of 2001 totaled approximately $0.5 million, consisting primarily of $0.3 million for equity investments and common stock repurchases of $0.2 million. Net cash generated from financing activities for the three months ended March 31, 2000 consisted primarily of $0.4 million from the issuance of stock from the employee stock option program.

The Company has a line of credit with Bank One which provides for borrowings of up to $40.0 million. The line of credit expires on August 31, 2001. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At March 31, 2001, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing. In addition to the bank line of credit, the Company has a $20.0 million facility with Bank One to finance acquisitions which also expires on August 31, 2001. The Company has not borrowed any amounts under this facility. The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including those with respect to future levels of business for Syntel, Inc. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report Form 10-K document dated March 30, 2001. Factors that could cause results to differ materially from those set forth above include general trends and developments in the information technology industry, which is subject to rapid technological changes, and the Company's concentration of sales in a relatively small number of large customers, as well as intense competition in the information technology industry, which the Company believes will increase.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     None.

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Syntel, Inc.
                                       ---------------------------
                                               (Registrant)


Date   May 9,  2001        By   /s/ Bharat Desai
       ------------          ---------------------------------------------
                                     Bharat Desai, President and
                                     Chief Executive Officer


Date   May 9, 2001         By  /s/ John Andary
      ------------           ---------------------------------------------
                                     John Andary, Chief Financial Officer
                                     (principal financial and chief
                                     accounting officer)