Form 10-Q
period 2001-06-30
SYNTEL INC
filed 2001-08-14
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2001  or
                               ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission file number    0-22903
                       -------------

                                  Syntel, Inc.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Michigan                                     38-2312018
-------------------------------                 --------------------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)


  2800 Livernois Road, Suite 400, Troy, Michigan               48083
------------------------------------------------        --------------------
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

Yes      X          No
    -----------        -------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,282,081 shares issued and outstanding as of August 1, 2001.

                                  SYNTEL, INC.

                                      INDEX

                                                                              Page
                                                                              ----
Part I  Financial Information

        Item 1 Financial Statements
                    Condensed Consolidated Statement of Income                  3
                    Condensed Consolidated Balance Sheet                        4
                    Condensed Consolidated Statement of Cash Flows              5
                    Notes to the Condensed Consolidated Financial Statements    6
        Item 2 Management's Discussion and Analysis of                          8
                  Financial Condition and Results of Operations

Part II  Other Information                                                     11
Signatures                                                                     12

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                                            3 MONTHS                              6 MONTHS
                                                                          ENDED JUNE 30                        ENDED JUNE 30
                                                                   ---------------------------         ----------------------------

                                                                     2001              2000              2001             2000
                                                                     ----              ----              ----             ----
Revenues                                                           $ 42,721          $ 42,079          $ 84,992          $ 82,585
Cost of revenues                                                     26,105            26,872            52,769            52,385
                                                                   --------          --------          --------          --------

Gross profit                                                         16,616            15,207            32,223            30,200
Selling, general and administrative expenses                          8,436             8,569            17,249            17,562
Goodwill impairment and related charges                                --              21,650              --              21,650
                                                                   --------          --------          --------          --------


Income (loss) from operations                                         8,180           (15,012)           14,974            (9,012)

Other income, principally interest                                      912               800             1,869             1,580
                                                                   --------          --------          --------          --------
      Income (loss) before income taxes                               9,092           (14,212)           16,843            (7,432)

Income tax (provision) benefit                                       (2,522)            6,407            (4,387)            4,779
                                                                   --------          --------          --------          --------

      Net income (loss) before loss from equity
      investment in unconsolidated subsidiaries                       6,570            (7,805)           12,456            (2,653)

Loss from equity investment in unconsolidated subsidiaries              218              --                 539              --
                                                                   --------          --------          --------          --------

      Net income                                                   $  6,352          $ (7,805)         $ 11,917          $ (2,653)
                                                                   ========          ========          ========          ========

EARNINGS (LOSS) PER SHARE
      Basic                                                        $   0.17          $  (0.20)         $   0.31          $  (0.07)
      Diluted                                                      $   0.16          $  (0.20)         $   0.31          $  (0.07)

      Weighted average common shares
      outstanding - diluted                                          38,841            38,647            38,828            38,601
                                                                   ========          ========          ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                  June 30,            December 31,
                                                                     2001                  2000
                                                                     ----                  ----
                                  ASSETS

Current assets:
     Cash and cash equivalents                                        $ 86,351         $ 73,478
     Accounts receivable, net                                           29,028           31,194
     Advanced billings and other current assets                         11,012            9,437
                                                                      --------         --------
          Total current assets                                         126,391          114,109

Property and equipment                                                  20,625           19,183
     Less accumulated depreciation                                      13,345           12,023
                                                                      --------         --------

          Property and equipment, net                                    7,280            7,160

Goodwill, net of amortization                                            1,063            1,026

Equity and other investments                                             4,074            3,918

Deferred income taxes, noncurrent                                        6,399            6,685
                                                                      --------         --------

                                                                      $145,207         $132,898
                                                                      ========         ========

                                 LIABILITIES

Current liabilities:
     Accrued payroll and related costs                                $ 10,748         $ 10,909
     Accounts payable and other current liabilities                     19,646           20,072
     Deferred revenue                                                    6,233            5,234
                                                                      --------         --------
          Total current liabilities                                     36,627           36,215

                             SHAREHOLDERS' EQUITY

Total shareholders' equity                                             108,580           96,683
                                                                      --------         --------

Total liabilities and shareholders' equity                            $145,207         $132,898
                                                                      ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                               SIX MONTHS
                                                                                              ENDED JUNE 30
                                                                                   ---------------------------------
                                                                                     2001                    2000
                                                                                     ----                    ----
Cash flows from operating activities:
  Net income (loss)                                                                $ 11,917                $ (2,653)
                                                                                   --------                --------

  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                                     1,322                   1,278
    Goodwill amortization                                                                38                     621
    Goodwill impairment and related charges                                            --                    21,650
    Deferred income taxes                                                               286                  (6,932)
    Compensation expense related to
       stock options                                                                     41                      67
    Loss on equity investments                                                          539                     119
    Changes in assets and liabilities:
         Accounts receivable, net                                                     2,313                  (5,097)
         Advance billing and other assets                                            (1,575)                    315
         Accrued payroll and other liabilities                                         (662)                 (4,130)
         Deferred revenues                                                              999                     924
                                                                                   --------                --------

    Net cash provided by operating activities                                        15,218                   6,162
                                                                                   --------                --------

Cash flows used in investing activities,
    Property and equipment expenditures                                              (1,836)                 (1,728)
    Equity and other investments                                                       (301)                   (809)
                                                                                   --------                --------
    Net cash used in investing activities                                            (2,137)                 (2,537)
                                                                                   --------                --------
Cash flows provided by (used in) financing activities:
    Net proceeds from issuance of stock                                                 887                     930
    Common stock repurchases                                                           (765)                   (519)
                                                                                   --------                --------

    Net cash provided by financing activities                                           122                     411
                                                                                   --------                --------

Effect of foreign currency exchange rate changes on cash                               (330)                    (64)
                                                                                   --------                --------

Net increase in cash and cash equivalents                                            12,873                   3,972

Cash and cash equivalents, beginning of period                                       73,478                  63,611
                                                                                   --------                --------

Cash and cash equivalents, end of period                                           $ 86,351                $ 67,583
                                                                                   ========                ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and it's subsidiaries as of June 30, 2001, the results of their operations for the three and six month periods ended June 30, 2001 and June 30, 2000, and cash flows for the six months ended June 30, 2001 and June 30, 2000. The year end condensed balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2000.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries; Syntel (India) Limited, ("Syntel India"), an Indian limited liability company, Syntel (Singapore) Pte, Ltd. ("Syntel Singapore"), a Singapore limited liability company, Syntel (Europe) Ltd. ("Syntel Europe"), a United Kingdom limited liability company, Syntel Canada Ltd. ("Syntel Canada"), a Canadian limited liability company. All intercompany accounts and transactions have been eliminated.

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

5.  COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six month periods ended June 30, 2001 and 2000 was as follows (in thousands):

                                                  Three Months Ended              Six Months Ended
                                                  ------------------              ----------------
                                                       June 30                        June 30
                                                       -------                        -------
                                                  2001           2000          2001           2000
                                                  ----           ----          ----           ----
Net Income (loss)                              $ 6,352        ($7,805)       $11,917        ($2,653)
Other Comprehensive income
Foreign currency translation adjustments           (20)           (35)          (183)           (64)
                                               -------        -------        -------        -------
Total comprehensive income (loss)              $ 6,332        ($7,840)       $11,734        ($2,717)
                                               =======        =======        =======        =======


6.  EARNINGS PER SHARE

Basic earnings (losses) per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                          Three Months Ended
                                               June 30, 2001           June  30, 2000
                                               -------------           --------------
                                          Weighted       Earnings   Weighted      Earnings
                                           Average         per       Average        per
                                           Shares         share      Shares        share
                                           ------         -----      ------        -----
                                             (in thousands, except per share earnings)
Basic earnings (loss)  per share           38,464       $   0.17    38,647       ($  0.20)
Net dilutive effect of stock options
    outstanding                               377
                                           ------       --------    ------       --------
Diluted earnings (loss) per share          38,841       $   0.16    38,647       ($  0.20)
                                           ======       ========    ======       ========


                                                          Six Months Ended
                                                 June 30, 2001        June  30, 2000
                                                 -------------        --------------
                                           Weighted     Earnings   Weighted      Earnings
                                           Average        per      Average         per
                                            Shares       share      Shares        share
                                            ------       -----      ------        -----
                                               (in thousands, except per share earnings)
Basic earnings (loss) per share            38,468       $   0.31    38,601       ($  0.07)
Net dilutive effect of stock options
    Outstanding                               360
                                           ------       --------    ------       --------
Diluted earnings (loss) per share          38,828       $   0.31    38,601       ($  0.07)
                                           ======       ========    ======       ========


7.  SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three and six month periods ended June 30, 2001 and June 30, 2000 is as follows:

                                                 Three Months Ended                         Six Months Ended
                                                 ------------------                         ----------------
                                           June 30,2001     June 30,2000             June 30,2001     June 30,2000
                                           ------------     ------------             ------------     ------------
                                                    (In thousands)                          (In thousands)
Revenues:
  Applications Outsourcing                 $  26,520        $   22,545               $  52,016     $  41,463
  e-Business                                  10,164            10,956                  21,092        22,397
  TeamSourcing                                 6,037             8,578                  11,884        18,725
                                           ---------        ----------               ---------     ---------
                                              42,721            42,079                  84,992        82,585
Gross Profit:
  Applications Outsourcing                    11,462             9,289                  21,528        18,270
  e-business                                   3,638             4,038                   7,783         7,151
  TeamSourcing                                 1,516             1,880                   2,912         4,779
                                           ---------        ----------               ---------     ---------
                                              16,616            15,207                  32,223        30,200


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased 1.5% to $42.7 million in the second quarter of 2001 from $42.1 million in the second quarter of 2000. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe and Syntel Canada, as of June 30, 2001 increased to 1,551 compared to 1,522 as of June 30, 2000.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $26.5 million for the second quarter of 2001, or 62.1% of total revenues, from $22.5 million, or 53.6% of second quarter revenues for 2000. The revenues for first six months of 2001 increased to $52.0 millions, or 61.2% of total revenues, from $41.5 million or 50.2% of total revenues for the first six months of 2000. The $4 million increase for the second quarter was attributable principally to net growth in existing engagements and new engagements, contributing approximately $0.1 million and $8.9 million to the increased revenues, respecting, partially offset by $5 million in lost revenues as a result of project completion. The $10.5 million increase for the first six months of 2001 was attributable principally to net growth in existing engagements and new engagements, contributing approximately $4.9 million and $11.5 million to the increased revenues, respectively, partially offset by $5.9 million in lost revenues as a result of project completions.

Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 56.8% of total Applications Outsourcing revenues for the second quarter of 2001, from 58.8% for the second quarter of 2000. The 2.0% decrease in cost of revenues as a percent of revenues for the second quarter was attributable primarily to improved onsite utilization rates. Costs of revenues for the first six months of 2001 increased to 58.6% of total Applications Outsourcing revenues, from 55.9% for the first six months of 2000. The 2.7% increase in cost of revenues as a percent of revenues for the six months was attributable primarily to the release of warranty reserves no longer deemed necessary associated with Y2K remediation engagements in the first six months of 2000 contributing approximately 9% with no material corresponding release in 2001. This increase in the cost of revenue as a percent of revenue was partially offset by an increase in the higher margin offshore component of the overall services contributing approximately 6.3%.

e-Business Revenues. e-Business revenues decreased to $10.2 million for the second quarter of 2001, or 23.8% of total consolidated revenues, from $11.0 million, or 26.0% of total consolidated revenues for the second quarter of 2000. The $0.8 million decrease for the second quarter was attributable principally to a $1.8 million decrease in Metier revenues and $3.7 million in other completed engagements, largely offset by new business revenues of $4.7 million. Revenues for the first six months of 2001 decreased to $21.1 million, or 24.8% of total revenues, from $22.4 million, or 27.1% of total revenues for the first six months of 2000. The $1.3 million decrease for the six months was attributable principally to a $4.9 million decrease in Metier revenues and $4.5 million in other completed engagements, largely offset by new business revenues of $8.1 million.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 64.2% of total e-Business revenues for the second quarter of 2001, from 63.1% for the second quarter of 2000. The 1.1% increase in costs of revenues as a percent of revenues was attributable principally to reduced consultant utilization levels due to softness in the overall economy. For the first six months of 2001, e-business costs of revenues decreased to 63.1% of total e-business revenues, from 68.1% for the first six months of 2000. The 5.0% decrease was attributable principally to improved billing rates in relation to compensation levels and a loss reserve on a fixed price engagement that was recorded in the first quarter of 2000, contributing approximately 3% and 2% respectively.

TeamSourcing Revenues. TeamSourcing revenues decreased to $6.0 million for the second quarter of 2001, or 14.1% of total revenues, down from $8.6 million, or 20.4% of total revenues for the second quarter of 2000. For the first six months of 2001, TeamSourcing revenues decreased to $11.9 million, or 14.0% of total revenues, down from $18.7 million, or 22.7% of total revenues for the first six months of 2000. Both the $2.6 million decrease for the second quarter as well as the $6.8 million decrease for the first six months of 2001 were principally due to decreases in U.S. based billable consultants on various engagements, the result of an organizational focus away from this segment.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 74.9% of TeamSourcing revenues for the second quarter of 2001, from 78.1% for the second quarter of 2000. The decrease in cost of revenues as a percent of total TeamSourcing revenues by 3.2% was attributable primarily to the improvement in the ratio of compensation rate to bill rate. The cost of revenues as a percent of revenues increased to 75.5% of total TeamSourcing revenues for the six month period ended June 30, 2001, from 74.5% for the six month period ending June 30, 2000. The 1% increase was attributable principally to lower utilization due to softness in the economy.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended June 30, 2001 were $8.4 million, or 19.7% of total revenues, compared to $8.6 million or 20.4% of total revenues for the three months ended June 30, 2000. The $0.2 million decrease was attributable principally to savings in Metier administrative costs and Metier goodwill amortization, contributing approximately $ 0.5 million and $0.3 million to the decrease in selling, general and administrative costs, respectively. The savings were largely offset by increased professional fees, and an allowance for doubtful accounts in the U. S. of approximately $0.1 million and $0.2 million, respectively, as well as increased compensation and facility costs of approximately $0.3 million, at the offshore facilities, necessary to support increased staffing levels. Selling, general, and administrative costs decreased to $17.2 million, or 20.3% of total revenues for the six month period ending June 30, 2001, from $17.6 million, or $21.3% of total revenues for the same period in 2000. The $0.4 million decrease was attributable principally to savings in Metier administrative costs and Metier goodwill amortization, contributing approximately $1.6 million and $0.6 million to the decrease in selling, general, and administrative costs, respectively. These savings were largely offset by increased marketing costs, professional fees, and an allowance for doubtful accounts in the U. S. of approximately $0.4 million, $0.3 million, and $0.4 million, respectively, as well as increased compensation and facility costs of approximately $0.7 million, at the offshore facilities, necessary to support increased staffing levels.


LIQUIDITY AND CAPITAL RESOURCES

In recent history, the Company has financed its working capital needs through operations. Net cash generated by operating activities was $15.2 million for the first six months of 2001, compared to $6.2 million for the first six months of 2000. The number of days sales outstanding in accounts receivable was approximately 62 days and 61 days as of June 30, 2001 and June 30, 2000, respectively.

Net cash used in investing activities was $2.1 million and $2.5 million for the first six months of 2001 and 2000, respectively. Cash used for investing activities for the first six months of 2001 consisted principally of $1.1 million for the acquisition of land for construction of the new development and training center in Pune, India, $0.3 million for equity investments and $0.7 million in capitalized software costs and computer equipment. Cash used for investing activities for the first six months of 2000 consisted primarily of capitalized software development costs of approximately $0.9 million and computer equipment of $0.6 million, equity investments of $0.8 million and other assets of $0.2 million.

Net cash provided by financing activities for the first six months of 2001 totalled approximately $0.1 million, consisted primarily of issuance of stock from the employee stock option and stock purchase program of $0.9 million, partially offset by common stock repurchases of $0.8 million. Net cash provided by financing activities for the six months ended June 30, 2000 totalled approximately $0.4 million, consisted primarily of issuance of stock from the employee stock option and stock purchase program of $0.9 milllion, partially offset by common stock repurchases of $0.5 million.



The Company has a line of credit with Bank One which provides for borrowings of up to $40.0 million. The line of credit expires on August 31, 2001. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At June 30, 2001, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and requires that the purchase method of accounting be used for all business combinations initiated after June 30,2001. SFAS 142 replaces APB 17, "Intangible Assets". In accordance with SFAS No. 141 and 142, effective for the Company's year ended December 31, 2002, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting of shareholders on Wednesday, May 23, 2001. At the meeting, George R. Mrkonic was elected as a Director of the Corporation to serve a three year term until the annual meeting of shareholders in 2004. The vote of the shareholders with regard to the election of Mr. Mrkonic as a Director was 37,446,268 shares FOR and 11,281 shares WITHHELD. The following persons continued to serve their terms of office as Directors of the Corporation after the meeting; Paritosh K. Choksi, Bharat Desai, Neerja Sethi and Douglas E. Van Houweling.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     None.

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Syntel, Inc.
                           ---------------------
                              (Registrant)




Date August 14,  2001      By /s/ Bharat Desai
     ----------------      -----------------------------------------------------
                              Bharat Desai, President and
                              Chief Executive Officer




Date August 14, 2001        By /s/  Sanjay Chheda
     ----------------       ----------------------------------------------------
                              Sanjay Chheda, Interim Chief Financial Officer (principal financial and chief accounting officer)