Form 10-Q
period 2001-09-30
SYNTEL INC
filed 2001-11-14
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2001  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-22903

                                  Syntel, Inc.
                                  ------------
             (Exact Name of Registrant as Specified in Its Charter)

           Michigan                                            38-2312018
 ------------------------------                            -------------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                            Identification No.)


2800 Livernois Road, Suite 400, Troy, Michigan                         48083
----------------------------------------------                      ----------
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

Yes             X             No
    ------------------------     ---------------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,306,087 shares issued and outstanding as of October 31, 2001.

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

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                                    3 MONTHS                9 MONTHS
                                                               ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                                             ----------------------    -----------------------
                                                                2001         2000         2001         2000
                                                                ----         ----         ----         ----

Revenues                                                     $  42,825    $  41,105    $ 127,817    $ 123,690
Cost of revenues                                                26,294       26,001       79,063       78,386
                                                             ---------    ---------    ---------    ---------
Gross profit                                                    16,531       15,104       48,754       45,304
Selling, general and administrative expenses                     8,622        8,348       25,871       25,791
Goodwill impairment and related charges                           --           --           --         21,650
                                                             ---------    ---------    ---------    ---------

Income (loss) from operations                                    7,909        6,756       22,883       (2,137)

Other income, principally interest                               1,108          829        2,977        2,409
                                                             ---------    ---------    ---------    ---------

      Income before income taxes                                 9,017        7,585       25,860          272

Income tax (provision) benefit                                  (2,471)      (2,035)      (6,858)       2,744
                                                             ---------    ---------    ---------    ---------

      Net income before loss from equity
      investment in unconsolidated subsidiaries                  6,546        5,550       19,002        3,016

Loss from equity investment in unconsolidated subsidiaries         213          200          752          319
                                                             ---------    ---------    ---------    ---------

      Net income                                             $   6,333    $   5,350    $  18,250    $   2,697
                                                             =========    =========    =========    =========

EARNINGS PER SHARE
      Basic                                                  $    0.16    $    0.14    $    0.47    $    0.07
      Diluted                                                $    0.16    $    0.14    $    0.47    $    0.07

      Weighted average common shares
      outstanding - diluted                                     38,826       39,255       38,827       39,666
                                                             =========    =========    =========    =========

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                       September 30,  December 31,
                                                                2001          2000
                                                       -------------  ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents                             $ 95,130      $ 73,478
     Accounts receivable, net                                28,996        31,194
     Advanced billings and other current assets              12,389         9,437
                                                           --------      --------

          Total current assets                              136,515       114,109

Property and equipment                                       20,858        19,183
     Less accumulated depreciation                           13,961        12,023
                                                           --------      --------

          Property and equipment, net                         6,897         7,160

Goodwill, net of amortization                                 1,111         1,026

Equity and other investments                                  4,135         3,918

Deferred income taxes, noncurrent                             5,995         6,685
                                                           --------      --------

                                                           $154,653      $132,898
                                                           ========      ========

                                   LIABILITIES

Current liabilities:
     Accrued payroll and related costs                     $ 12,763      $ 10,909
     Accounts payable and other current liabilities          21,360        20,072
     Deferred revenue                                         6,463         5,234
                                                           --------      --------

          Total current liabilities                          40,586        36,215

                              SHAREHOLDERS' EQUITY

Total shareholders' equity                                  114,067        96,683
                                                           --------      --------

Total liabilities and shareholders' equity                 $154,653      $132,898
                                                           ========      ========

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30
                                                              -----------------------
                                                                 2001          2000
                                                                 ----          ----

Cash flows from operating activities:
      Net income                                              $ 18,250       $  2,697
                                                              --------       --------

      Adjustments to reconcile net income to net cash
              provided by operating activities:
           Depreciation and amortization                         1,938          1,925
           Goodwill amortization                                    56            636
           Goodwill impairment and related charges                --           21,650
           Deferred income taxes                                   690         (6,808)
           Compensation expense related to
              stock options                                         41             96
           Loss on equity investments                              752            319
           Changes in assets and liabilities:
                Accounts receivable, net                         1,478        (12,446)
                Advance billing and other assets                (2,952)           858
                Accrued payroll and other liabilities            3,001         (2,401)
                Deferred revenues                                1,229          1,046
                                                              --------       --------

           Net cash provided by operating activities            24,483          7,572
                                                              --------       --------

Cash flows used in investing activities,
           Property and equipment expenditures                  (2,264)        (3,077)
           Equity and other investments                           (380)        (2,700)
                                                              --------       --------

           Net cash used in investing activities                (2,644)        (5,777)
                                                              --------       --------

Cash flows provided by (used in) financing activities:
           Net proceeds from issuance of stock                   1,380          1,071
           Common stock repurchases                             (1,491)        (1,413)
                                                              --------       --------

           Net cash used in financing activities                  (111)          (342)
                                                              --------       --------

Effect of foreign currency exchange rate changes on cash           (76)          (176)
                                                              --------       --------

Net increase in cash and cash equivalents                       21,652          1,277

Cash and cash equivalents, beginning of period                  73,478         63,611
                                                              --------       --------

Cash and cash equivalents, end of period                      $ 95,130       $ 64,888
                                                              ========       ========

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of September 30, 2001, the results of their operations for the three and nine month periods ended September 30, 2001 and September 30, 2000, and cash flows for the nine months ended September 30, 2001 and September 30, 2000. The year end condensed balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2000.

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries; Syntel (India) Limited, ("Syntel India"), an Indian limited liability company, Syntel (Singapore) Pte, Ltd. ("Syntel Singapore"), a Singapore limited liability company, Syntel (Europe) Ltd. ("Syntel Europe"), a United Kingdom limited liability company, Syntel Canada Ltd. ("Syntel Canada"), a Canadian limited liability company and Syntel Deutschland GmbH ("Syntel Germany") a German limited liability company. All intercompany accounts and transactions have been eliminated.

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

5.  COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months periods ended September 30, 2001 and 2000 was as follows (in thousands):

                                                  Three Months Ended            Nine Months Ended
                                                     September 30                 September 30
                                                  ------------------            -----------------
                                                 2001           2000           2001          2000
                                                 ----           ----           ----          ----
Net Income                                    $  6,333       $  5,350       $ 18,250       $  2,697
Other Comprehensive income
Foreign currency translation adjustments          (613)          (112)          (796)          (176)
                                              --------       --------       --------       --------
Total comprehensive income                    $  5,720       $  5,238       $ 17,454       $  2,521
                                              ========       ========       ========       ========

6.    EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                        Three Months Ended
                                           September 30, 2001       September 30, 2000
                                          ---------------------     ------------------
                                          Weighted     Earnings     Weighted  Earnings
                                          Average        per        Average     per
                                           Shares       share        Shares    share
                                          --------     --------     --------  --------
                                           (in thousands, except per share earnings)
Basic earnings per share                  38,436      $    0.16     38,583   $    0.14
Net dilutive effect of stock options
    outstanding                              390                       672
                                          ------      ---------     ------   ---------
Diluted earnings per share                38,826      $    0.16     39,255   $    0.14
                                          ======      =========     ======   =========

                                                        Nine Months Ended
                                           September 30, 2001       September 30, 2000
                                          ---------------------     ------------------
                                          Weighted     Earnings     Weighted  Earnings
                                          Average        per        Average     per
                                           Shares       share        Shares    share
                                          --------     --------     --------  --------
                                           (in thousands, except per share earnings)
Basic earnings per share                  38,457      $    0.47     38,606   $    0.07
Net dilutive effect of stock options
    Outstanding                              370                     1,060
                                          ------      ---------     ------   ---------
Diluted earnings per share                38,827      $    0.47     39,666   $    0.07
                                          ======      =========     ======   =========


7.      SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three and nine months period ended September 30, 2001 and September 30, 2000 is as follows:

                                     Three Months Ended            Nine Months Ended
                                     ------------------            -----------------
                                Sept 30, 2001  Sept 30, 2000  Sept 30, 2001  Sept 30, 2000
                                -------------  -------------  -------------  -------------
                                         (In thousands)             (In thousands)
Revenues:
     Applications Outsourcing      $ 28,565      $ 23,479       $ 80,581       $ 64,942
     e-Business                       8,682        10,643         29,774         33,040
     TeamSourcing                     5,578         6,983         17,462         25,708
                                   --------      --------       --------       --------
                                     42,825        41,105        127,817        123,690

Gross Profit:
     Applications Outsourcing        12,485        10,144         34,013         28,414
      e-Business                      3,015         3,697         10,798         10,848
      TeamSourcing                    1,031         1,263          3,943          6,042
                                   --------      --------       --------       --------
                                     16,531        15,104         48,754         45,304

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS


Revenues. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased 4.2% to $42.8 million in the third quarter of 2001 from $41.1 million in the third quarter of 2000. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of September 30, 2001 decreased to 1,421 compared to 1,579 as of September 30, 2000.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $28.6 million for the third quarter of 2001, or 66.7% of total revenues, from $23.5 million, or 57.1% of third quarter revenues for 2000. The revenues for the first nine months of 2001 increased to $80.6 million, or 63.0% of total revenues, from $64.9 million or 52.5% of total revenues for the first nine months of 2000. The $5.1 million increase for the third quarter was attributable principally to net growth in new engagements, contributing approximately $10.8 million, partially offset by $5.7 million in lost revenues as a result of project completion. The $15.7 million increase for the first nine months of 2001 was attributable principally to net growth in new engagements, contributing approximately $24.1 million, partially offset by $8.4 million in lost revenues as a result of project completions.

Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 56.3% of total Applications Outsourcing revenues for the third quarter of 2001, from 56.8% for the third quarter of 2000. The 0.5% decrease in cost of revenues as a percent of revenues for the second quarter was attributable primarily to improved onsite utilization rates. Costs of revenues for the first nine months of 2001 increased to 57.8% of total Applications Outsourcing revenues, from 56.2% for the first nine months of 2000. The 1.6% increase in cost of revenues as a percent of revenues for the nine months was attributable primarily to the release of warranty reserves no longer deemed necessary associated with Y2K remediation engagements in the first nine months of 2000 contributing approximately 9% with no material corresponding release in 2001, partially offset by an increase in the higher margin offshore component of the overall services contributing approximately 7.4 %.

E-Business Revenues. e-Business revenues decreased to $8.7 million for the third quarter of 2001, or 20.3% of total consolidated revenues, from $10.6 million, or 25.9% of total consolidated revenues for the third quarter of 2000. The $1.9 million decrease for the third quarter was attributable principally to a $1.7 million decrease due to discontinued Metier Division revenues and $5.7 million in other completed engagements, largely offset by new business revenues of $5.5 million. Revenues for the first nine months of 2001 decreased to $29.8 million, or 23.3% of total revenues, from $33.0 million, or 26.7% of total revenues for the first nine months of 2000. The $3.2 million decrease for the nine months was attributable principally to a $7.6 million decrease due to discontinued Meter Division revenues and $10.8 million in other completed engagements, largely offset by new business revenues of $15.2 million.


E-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues remained at 65.3% of total e-Business revenues for the third quarter of 2001, same as the third quarter of 2000. For the first nine months of 2001, e-business costs of revenues decreased to 63.7% of total e-business revenues, from 67.2% for the first nine months of 2000. The 3.5% decrease was attributable principally to improved billing rates in relation to compensation levels.


Teamsourcing Revenues. TeamSourcing revenues decreased to $5.6 million for the third quarter of 2001, or 13.0% of total revenues, down from $7.0 million, or 17.0% of total revenues for the third quarter of 2000. For the first nine months of 2001, Teamsourcing revenues decreased to $17.5 million, or 13.7% of total revenues, down from $25.7 million, or 20.8% of total revenues for the first nine months of 2000. Both the $1.4 million decrease for the third quarter as well as the $8.2 million decrease for the first nine months of 2001 were principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus away from this segment.

Teamsourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 81.5% of TeamSourcing revenues for the third quarter of 2001, from 81.9% for the third quarter of 2000. The 0.4% decrease in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to the improvement in the ratio of compensation rate to bill rate. The cost of revenues as a percent of revenues increased to 77.4% of total TeamSourcing revenues for the nine months period ended Sept 30, 2001, from 76.5% for the nine months period ending Sept 30, 2000. The 0.9% increase was attributable principally to lower utilization due to softness in the economy.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended September 30, 2001 were $8.6 million, or 20.1% of total revenues, compared to $8.3 million or 20.3% of total revenues for the three months ended September 30, 2000. The $0.3 million increase was attributable principally to increase marketing costs, professional fees, and an allowance for doubtful accounts in the US of approximately $0.4 million, $0.2 million and $0.2 million, respectively, largely offset by savings in Metier administrative costs, contributing approximately $
0.5 million. Selling, general, and administrative costs increased to $25.9 million, or 20.2% of total revenues for the nine month period ending September 30, 2001, from $25.8 million, or 20.9% of total revenues for the same period in 2000. The $0.1 million increase was attributable principally due to increased marketing costs, professional fees, and an allowance for doubtful accounts in the US of approximately $0.8 million, $0.7 million, and $0.6 million, respectively, as well as increased compensation and facility costs of approximately $0.7 million at the offshore facilities necessary to support increased staffing levels. This increase was largely offset by the savings in discontinued Metier Division administrative costs and Metier Division goodwill amortization, contributing approximately $2.1 million and $0.6 million to the decrease in selling, general, and administrative costs, respectively.


LIQUIDITY AND CAPITAL RESOURCES

In recent history, the Company has financed its working capital needs through operations. Net cash generated by operating activities was $25.4 million for the first nine months of 2001, compared to $7.6 million for the first nine months of 2000. The number of days sales outstanding in accounts receivable was approximately 61 days and 79 days as of Sept 30, 2001 and Sept 30, 2000, respectively.

Net cash used in investing activities was $2.6 million and $5.8 million for the first nine months of 2001 and 2000, respectively. Cash used for investing activities for the first nine months of 2001 consisted principally of $1.1 million for the acquisition of land for construction of the new development and training center in Pune, India, $0.4 million for equity investments and $1.1 million in capitalized software costs and computer equipment. Cash used for investing activities for the nine months of 2000 consisted primarily of equity investment of approximately $2.7 million, capitalized software development costs of approximately $1.6, and computer and communications equipment of $1.5 million.

Net cash used in financing activities for the first nine months of 2001 totalled approximately $0.1 million, consisting primarily of common stock repurchases of $1.5 million, partially offset by issuance of stock from the employee stock option and stock purchase program of $1.4 million. Net cash used in financing activities for the nine months ended September 30, 2000 totalled approximately $0.3 million, consisting primarily of common stock repurchases of $1.4 million, partially offset by $1.1 million from the issuance of stock from the employee stock option and stock purchase program.

The Company had a line of credit with Bank One, which provided for borrowings up to $40.0 million. The above line of credit expired on August 31, 2001. Before the expiry of the above, in view of the adequacy of the liquid cash available, the Company has extended the line of credit providing for borrowings only up to $20.0 million. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. As of September 30, 2001, there was no indebtedness outstanding under the line of credit. Borrowings under the line of credit bear interest at the lower of the Eurodollar rate plus the applicable Eurodollar margin, the bank's prime rate or a negotiated rate established with the bank at the time of borrowing.

In addition to the bank line of credit, the Company had a $20.0 million facility with Bank One to finance acquisitions which also expired on August 31, 2001. The Company had not borrowed any amounts under this facility. In view of the adequacy of the liquid cash the company has not extended the above line of credit.

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

 None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     None.

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Syntel, Inc.
                              ------------------------
                              (Registrant)




Date  November 13, 2001       By    /s/ Bharat Desai
      ------------------      ---------------------------
                              Bharat Desai, President and
                              Chief Executive Officer




Date  November 13, 2001       By    /s/ Sanjay Chheda
      ------------------      ---------------------------
                              Sanjay Chheda, Interim Chief Financial Officer
                              (principal financial and chief accounting officer)