Form 10-K
period 2001-12-31
SYNTEL INC
filed 2002-03-29
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission File Number 0-22903

                                  SYNTEL, INC.
             (Exact name of Registrant as specified in its charter)

                   Michigan                                    38-2312018
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

    525 E, Big Beaver Road, Suite 300, Troy, Michigan              48083
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

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 11, 2002, based on the last sale price of $14.68 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $81,153,785.

         As of March 11, 2002, the Registrant had 38,623,575 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on or about May 17, 2002 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries in India, the UK, and Singapore, and Germany on a consolidated basis.

OVERVIEW

         Syntel is a worldwide provider of information technology services to Fortune 1000 companies, as well as to government entities, incorporated under Michigan law on April 15, 1980. The Company's service offerings are grouped into three segments, e-Business, Applications Outsourcing, and Teamsourcing(sm). E-Business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Outsourcing (EAI) services. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business Applications. TeamSourcing(sm) consists of professional IT consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

         Through its e-Business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involves services in the areas of web architecture, web-enabling legacy Applications, as well as the creation of web portals. CRM involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Applications Outsourcing involves consulting and Applications Outsourcing services designed to better integrate Front Office and Back Office Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including BroadVision, Corillian, Kana Communications, Tibco, Selectica Software, Vianetta and Vigilance. These partnerships will provide the Company with increased opportunities for market penetration.

         Through Applications Outsourcing, Syntel provides higher-value Applications management services for ongoing management, development and maintenance of customers' business Applications. Syntel assumes responsibility for and manages selected Applications support functions of the customer. Utilizing its developed methodologies, processes and tools, known as IntelliTransfer(R), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. In 2001 and 2000, e-Business and Applications Outsourcing services combined accounted for approximately 87% and 80% of total consolidated revenues, respectively.

         Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT Applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 13% and 20% of revenues, for the years ended December 31, 2001 and 2000, respectively.

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

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 2001, based on revenues, were American Express Corp., Target Corporation, American International Group, Inc., Humana Inc. and Daimler-Chrysler Corp. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. During recent years the Company has focused on increasing its resources in the development, marketing and sales of its e-Business and Applications Outsourcing services.

         The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2001, Syntel's worldwide billable headcount consisted of 1,544 IT consultants providing professional services to Syntel's customers.

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

GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 2001, approximately 49% of Syntel's U.S. workforce (21% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 12% of the Company's U.S. workforce (5% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (the "INS") limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas, that may be issued.

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

CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 68%, 62%, and 68% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001 there were three customers who contributed revenues in excess of 10% of total consolidated revenues however in 2000 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2001 was American Express Inc. whereas for 2000 it was American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). American Express accounted for approximately 18% and 9% of revenues for the years ended December 31, 2001 and 2000, respectively whereas AIG accounted for approximately 11% and 19% of revenues for the years ended December 31, 2001 and 2000, respectively.

The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customer's businesses, any failure by Syntel to meet a customer's expectations could result in cancellation or non renewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Many of the Company's contracts are terminable by the customer with limited notice and without penalty. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition. The contract with AIG expires December 31, 2002.

EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 2001, the Company had approximately 27% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 15%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, Applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and e-business services, the Company competes primarily with companies in the domestic and global arena. In the domestic area, Syntel competes against Keane, IBM Global Solutions, EDS, and Computer Sciences Corporation. In the global arena, Syntel is increasingly competing successfully against a number of India based companies including TCS, Infosys, and Wipro. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. India based Companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

ABILITY TO MANAGE GROWTH. While the Company has experienced flat revenues over the past three years, it has historically experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Additionally, ongoing changes in the delivery mix from onsite to offshore staffing has placed additional operational and structural demands. Revenues have increased from $45.3 million in 1993 to $170.8 million in 2001, and the number of worldwide billable employees has increased from 689 as of

December 31, 1993 to 1,544 as of December 31, 2001. The Company established sales offices in London, England in 1996, Hongkong in 2001, opened sales and service offices in Singapore in May 1997, Munich, Germany in 2001 and has expanded its Global Development Centers in Mumbai and Chennai, India and expects to begin construction of a new development and training center in Pune, India during the second quarter of 2002. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. The Company has historically derived most of its revenues from professional IT staffing services (TeamSourcing). However, in recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its Applications Outsourcing business, with increased focus on outsourcing services for ongoing Applications management, development, and maintenance. Additionally, the Company has invested in the development of its emerging and rapidly growing e-business practice. A key factor in the Company's growth strategy is to increase outsourcing service engagements and e-business with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Applications Outsourcing and e-business in recent years, as well as the improvement in the Company's direct margins. However, Applications Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customers organization, as compared with traditional IT staffing services. Additionally, while the sales cycle for many e-business engagements tend to be shorter (1 -- 6 months), many engagement duration are short (3 to 6 months), requiring increased sales and marketing. While the Company has strengthened its experience and strength in marketing, developing, and performing such services, there can be no assurance that the Company's increased focus on outsourcing services and e-business will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

FIXED-PRICE ENGAGEMENTS. The Company undertakes, from time to time, certain engagements billed on a fixed-price basis, as distinguished from the Company's principal method of billing on a time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues represented approximately 36%, 25%, and 22% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

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

DEPENDENCE ON PRINCIPAL. The success of the Company is highly dependent on the efforts and abilities of Bharat Desai, the Company's co-founder, Chairman, President, Chief Executive Officer and Director. The loss of the services of this key executive for any reason could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not maintain key man life insurance on Mr. Desai.

RISKS RELATED TO POSSIBLE ACQUISITIONS. The Company has, and may continue to expand its operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer satisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, results of operations and financial condition. During the year ended December 31, 2000, management determined that the goodwill associated with the 1999 acquisition of Metier was impaired, resulting in a $21.6 million write-off (before tax benefits) of goodwill and associated restructuring costs. During the year ended December 31, 2001 the management determined it was appropriate to write off the value of certain impaired investments and software development costs related to the Company's incubator investments, resulting in a one-time, non-cash charge of $4.1 million (net of tax).

LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The

Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Syntel(R), Consider IT Done(R), Method 2000(R), IntelliSourcing(R), IntelliTransfer(R), Syntel Y2K Consultant Online(R), TeamSourcing(R), Architects of e (SM), Digital Blueprinting-Build-Optimize (SM), Digital Ecosystems (SM), e-sanity (SM), and Integrating the Global Community (SM) and IntelliCapture (SM). The Company has submitted federal trademark Applications to register certain names for its service offerings. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

INDUSTRY BACKGROUND

         Increasing globalization, rapid adoption of the Internet as a business tool and technological innovation are creating an increasingly competitive business environment that is requiring companies to fundamentally change their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To effect these changes and adequately address these needs, companies are focusing on their core competencies and cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively.

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

In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2002. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

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

PROVEN INTELLECTUAL CAPITAL. Over its 22-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's sales efforts include migrating existing TeamSourcing customers to higher value e-business and Applications Outsourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, manufacturing, retail, transportation, and information/ communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in the UK.

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

PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES. During the year ended December 31, 2001 the Company developed and maintained partnership alliances with several software development firms, including TIBCO, Selectica, Motive, Aspect, Vianetta, Commerce One, Vigilance, Oracle, BroadVision, Corillian and Kana Communications. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (i) technology employed; (ii) projected product lifecycles; (iii) size of the potential market;
(iv) software integration requirements of the product; (v) the reputation of the potential partner. These alliances provided approximately $10.2 million in new business revenues during the year ended December 31, 2001.

SERVICES
         Syntel provides a broad range of IT services through its e-Business, Applications Outsourcing and TeamSourcing service offerings. Through its e-Business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management, Data Warehousing/Business Intelligence, and Enterprise Applications Outsourcing. Through Applications Outsourcing, the Company provides Applications management services for ongoing management, development and maintenance of customer Applications. Through TeamSourcing, the Company provides professional IT consulting services. During the past year the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and e-business services. TeamSourcing, e-Business, and Applications Outsourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 2001 and December 31, 2000, e-Business and Applications Outsourcing accounted for approximately 87% and 80%, respectively, of the Company's revenues and

TeamSourcing represented approximately 13% and 20%, respectively, of the Company's revenues.

         Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2001, more than 84% of Syntel's revenue came from clients the company has worked with for at least one year. Syntel has earned a host of quality awards, including the Q-1 rating from Ford Motor Company as well as "Preferred Supplier" status with Daimler-Chrysler Corporation receiving the highest rating in each customer service category. The company has also been recognised by the Target Corporation as a "Best Business Partner award". Syntel's centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model
(CMM) Level 5, making it one of less than 30 American organizations at this premier level. During 1998, the Company received ISO 9001 Certification. In 2001, Syntel was ranked by Forbes magazine as one of the "Best 200 small companies in America", for the second time as well as recognition as one of the VARBusiness 500. The Company is also a Microsoft Certified Solution Provider.

E-BUSINESS SERVICES

         Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the web, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy Applications, and portal development. The Company also provides Customer Relationship Management services, which involve software solutions to put customers in closer touch with their own customers. Syntel helps customers select appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Applications Outsourcing, Syntel takes an enterprise wide view of its customers' environment to implement package software solutions to create better integration, and therefore better information utilization, between front office and back office Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including Motive, Corillian, Kana Communications, Tibco, Selectica

Software, Aspect, Vianetta, Commerce One, Oracle, BroadVision and Vigilance. These partnerships will provide the Company with increased opportunities for market penetration.

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

CUSTOMERS

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. During 2001, the Company provided services to over 163 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2001, include:

FINANCIAL SERVICES                  MANUFACTURING                      RETAIL
------------------                  -------------                      ------
World Bank                          Cummins Engine Co                  Borders
American Express                    Daimler-Chrysler Corp              Dayton Hudson Co.
American Int'l Group, Inc.          Dell Computer                      Ascendant Solutions
Cable & wireless                    Eaton Corp
Blue Cross/Blue Shield              Ford Motor Co.
JP Morgan Chase                     General Motors Corp                INSURANCE
Bank One                            Hewlett-Packard Corp.              ----------
Deloitte & Touche                   Honeywell                          American Int'l Group Inc.
Humana                              New Venture Gear                   Kemper Insurance
Kemper Insurance                    Nike                               CNA Commercial Lines
Kent Bank                           State of FL                        Nekema
Prudential Insurance                Comview Visual Systems             Encompass
VISA                                Special Metals Corp                IBM
Wells Fargo                         Delta System
Conseco                             Forest Express                     HEALTH CARE
Corillian Corporation               TekTronix                          -----------
                                    Union Carbide                      Humana
                                    BPAD-i                             HCA
                                    Xerox Corp.                        Anderson Consulting
                                    MSXI Inc                           Glaxo Wellcome Inc.

                                    INFORMATION/
TRANSPORTATION/Aviation             COMMUNICATIONS                     GOVERNMENT
--------------                      --------------                     ----------
Allied Van Lines                    Carlson Marketing                  New Mexico
Airtours International              Texyard.com                        West Virginia
Norfolk Southern Co.                GTE (Verizon)
CFI                                 Interpath Communications
United Airlines                     Avaya
Going Places                        Ericsson
                                    Time Customer Services
UTILITIES                           Motive Communications Inc.
---------                           TIBCO Software Inc
Detroit Edison                      Datanomics
Pacific Corp
Portland Gen. Elc. Co.

         For the years ended December 31, 2001, 2000, and 1999, the Company's top ten customers accounted for approximately 68%, 62%, and 68% of the Company's revenues, respectively. For the year ended December 31, 2001 three customers contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2001 were American Express Corp., Target Corporation (formerly Dayton Hudson Group) and American International Group Inc. contributing approximately 18%, 11% and 11% respectively, of total consolidated revenues. For the years ended December 31, 2000 and 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for both 2000 and 1999 was American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 19% and 21% of revenues for the years ended December 31, 2000 and 1999, respectively.

         AMERICAN EXPRESS. The Company's largest customer is American Express. In 1999, Syntel was selected as one of four Global Information Systems outsourcing providers for a global financial services corporation in three of its four global regions. This contract award was the result of several competitive proposal rounds.

This company required an approach to providing Global Systems Development Subcontracting and Production Support Services Outsourcing. Specifically, Syntel was challenged with efficiently delivering:

- Application management and outsourcing services for PREDOMINANTLY MAINFRAME LEGACY SYSTEMS

- Project management and application development services for NEW SYSTEMS DEVELOPMENT

- ACCESS TO LEADING-EDGE TECHNOLOGY TALENT either within its existing legacy environments or emerging technology areas such as client/server and web-based technologies

Syntel's approach to building an enduring relationship with this customer was to offer a flexible relationship to enable us to evaluate the best fit for technical solutions. As an expert in developing and delivering world-class IT solutions, Syntel is collaborating with this customer to ensure that critical milestones are met and the project and support assignments are completed on time and on budget. We ensure this by applying:

- A best-in-class Global Delivery Service that optimally deploys scaleable on-site, off-site and offshore resources to the solution mix

-        Best-fit consultants delivered by our Global Recruiting Model

- State-of-the-art project management, methodologies, tools, and quality programs

-        Proven experience in executing similar engagements

To jump start the relationship, Syntel participated in a series of "road shows" to introduce Syntel and the other outsourcing vendors to the company IT managers across the globe. Syntel's demonstrated quality and commitment during these road shows was ranked the highest of the participants.

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

         The Cary, North Carolina Global Development Center, which employed over 104 persons at December 31, 2001, serves as the hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals. Moreover, due to its proximity to a large number of major universities, the Cary, North Carolina Global Development Center has access to a relatively large talent pool.

         The Mumbai, India Global Development Center, which employed approximately 1,112 persons as of December 31, 2001, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over eight years and has a capacity of approximately 1,150 people.

         The Chennai Training and Global Development Center employed approximately 489 persons as of December 31, 2001. The Chennai facility has a capacity of over 600 persons and has been in operation for approximately four years.

In January 2001, the Company acquired 41 acres of land for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2002. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

The Company believes that space availability in Mumbai and Chennai will accommodate short term facility requirements and the new Campus in Pune will enable the Company to meet offshore growth requirements for the next several years.

SALES AND MARKETING

         The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Costa Mesa, California, Phoenix, Arizona; Portland, Oregon; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; San Ramon, California; Santa Fe, New Mexico; Boston, Massachusetts; Nashville, Tennessee; London, England; Hongkong; Munich, Germany and Singapore. The sales staff is aligned into geographic regions, with each sales person provided the authority to pursue Application Outsourcing, e-business, and to a much lessor degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

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

HUMAN RESOURCES

         The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 2001 the Company had 2,691 full time employees. Of this total, the U.S. operations employed 1,162 persons, including 1,010 IT professionals; the Indian operation employed 1,377 persons, including 1,227 IT professionals; and the Company employed an additional 152 persons in various remote locations, principally the U.K. and Singapore.

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

RECRUITING. The Company has developed a recruiting methodology and organization which is a core competency. The Company has significantly expanded it's international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Delhi, Banglore, Pune, and Calcutta, India, to recruit for the Company's global requirements. The Company also has a recruiting team based in the U.S., which recruits primarily across the U.S. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

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

         The Company re-skilled a significant percentage of the consulting base during the past two years in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:




              NAME                  AGE                 POSITION
              ----                  ---                 --------
Bharat Desai................         49        Chairman, President and
                                               Chief Executive Officer
Neerja Sethi................         47        Vice President, Corporate
                                               Affairs  and Director
Atul Kunwar.................         38        Chief Operating Officer
Prakash "Ken" Kenjale.......         52        Chief Technology Officer
Daniel M. Moore.............         47        Chief Administrative Officer
                                               and Secretary
Sanjay Raizada..............         37        General Manager, North West
                                               Division
Rajiv Tandon ...............         43        Senior Vice President, North
                                               American Operations
Marlin Mackey ..............         51        Senior Vice President,
                                               Global Relationships
Baru Rao ...................         41        Chief Operating Officer, Asian
                                               Pacific Operations

------------------------------------------------------------------------------

         Bharat Desai is a co-founder of the Company and has served as its President and Chief Executive Officer and as a Director since its formation in 1980. Mr. Desai became Chairman of the Board in February 1999. Mr. Desai is spouse of Ms. Sethi.

         Neerja Sethi is a co-founder of the Company and has served as a Vice President, Corporate Affairs and as a Director since its formation in 1980. Ms. Sethi is the spouse of Mr. Desai.

         Atul Kunwar joined the Company in July, 2001 as Chief Operating Officer. Prior to joining Syntel, Mr. Kunwar served as President and Chief Executive Officer of Bharat BT Internet Ltd., a joint venture involving British Telecom, from May 2000 to July, 2001. Before joining Bharat BT Internet, Mr. Kunwar was Managing Director of 3Com India, from October 1998 to May 2000. Prior to 3Com, Mr. Kunwar held various assignments at the HCL Group of Companies from September 1996 to September 1998.

         Prakash "Ken" Kenjale has served the Company as Chief Technology Officer since July 1995.

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

         Sanjay Raizada joined the Company in September 1999 as part of the acquisition of img,Inc. He has served as General Manager, img Division from Sept 1999 to April 2001 and General Manager, Northwest Division from April 2001 to the present. Prior to joining Syntel, Mr. Raizada served as President of img from July 1998 until September 1999, and from February 1995 until July 1998 he worked for PricewaterhouseCoopers as a practice manager for the MCS and STT practices.

         Rajiv Tandon joined Syntel in January 1992, and has served as Senior Vice President, North American Operations since April 2001. He was promoted to Senior Vice President, Global Delivery in January, 2001. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery East & Enterprise Solutions. From April 1998 through January 1999, Mr. Tandon was Assistant Vice President, Global Delivery Services and, from November 1996 through April 1998, Mr. Tandon was Director of Operations for the AIG account.

         Marlin Mackey has served the Company as Senior Vice President, Global Relationships since April 2001. He was promoted to Senior Vice President, Strategic Initiatives in January, 2001. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery West and Information Services. From April 1998 through January 1999, Mr. Mackey was Assistant Vice President, Global Delivery Services and, from November 1995 through April 1998, Mr. Mackey was a Deputy Engagement Manager, both with the Company.

         Baru Rao has served the Company as Chief Operating Office, Asian Pacific Division since April 2001. He has also served as Chief Executive Officer, Syntel (India) Limited since joining the Company in 1997.

ITEM 2.  PROPERTIES.

         The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 14,597 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in May, 2007. The Company's primary training and development center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease which expires March 31, 2004. The Company also leases regional office facilities in Dallas, Texas; San Ramon, California; Oakbrook, Illinois; Minneapolis, Minnesota; Santa Fe, New Mexico; Jacksonville, Florida; New York, New York; Beaverton, Oregon; Fort Lauderdale, Florida; Costa Mesa, California; Phoenix, Arizona; London, England; and Singapore.

         Syntel leases approximately 46,044 square feet of office space in Mumbai, India, under six leases expiring on various dates from October 13, 2002 to October 7, 2006. This facility houses IT professionals, as well as its senior management, administrative personnel, human resources, recruiting, and sales and marketing functions. Additionally, Syntel has leased substantially all of an office building in Chennai, India consisting of approximately 32,812 square feet. The lease terms expire May 2003, subject to the Company's option to renew for an additional period of three years.

In January 2001, the Company acquired 41 acres of land at a cost of approximately $1.0 million for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2002. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

         The Company believes that the existing facilities and planned development in Pune are adequate for its currently anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS:

         The Company is not currently a party to any material legal proceedings or governmental investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) The Registrant's common stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low bid information per share of the Company's common stock as reported on NASDAQ for each full quarterly period in 1998 to 2001. All prices give effect to a 3:2 stock split effective April 22, 1998.

          Period                           High                Low
------------------------------------------------------------------------------
          First Quarter, 1998            $ 27.333           $  9.875
          Second Quarter, 1998             37.333             21.375
          Third Quarter, 1998              31.500             11.500
          Fourth Quarter, 1998             20.625             10.438
          First Quarter, 1999              13.500              8.000
          Second Quarter, 1999             12.063              7.125
          Third Quarter, 1999              12.500              8.500
          Fourth Quarter, 1999             18.547              8.063
          First Quarter, 2000              20.375             12.000
          Second Quarter, 2000             14.063              9.375
          Third Quarter, 2000              11.563              7.750
          Fourth Quarter, 2000              9.688              5.750
          First Quarter, 2001               7.813              5.000
          Second Quarter, 2001              9.480              6.875
          Third Quarter, 2001              11.000              8.200
          Fourth Quarter, 2001             13.810              8.670

         (b) There were approximately 272 shareholders of record and 4,600 beneficial holders on March 21, 2002.

         (c) The Company did not pay any cash dividends during the years ended December 31, 2001, 2000 and 1999. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                     2001         2000         1999         1998        1997
                                                     ----         ----         ----         ----        ----
                                                              (in thousands, except per share data)
STATEMENT OF INCOME DATA
       Revenues                                       $170,777    $164,808     $162,117     $167,975    $124,338
       Cost of revenues                                105,437     104,602       99,300      104,971      87,584
       Gross Profit                                     65,340      60,206       62,817       63,004      36,754

       Selling, general and administrative
         expenses                                       34,522      34,424       32,814       28,026      23,547
       Capitalized development cost impairment           1,624           -            -            -           -
       Goodwill impairment and related charges               -      21,650            -            -           -

       Income from operations                           29,194       4,132       30,003       34,978      13,207

       Other income                                      3,780       3,412        2,024        2,077         730
       Income before income taxes                       32,974       7,544       32,027       37,055      13,937

       Income tax provision (benefit) (1)                8,636       (967)       10,573       12,424       3,517
       Net income before loss from equity
         Investments                                    24,338       8,511       21,454       24,631      10,420

       Loss from equity investments  (net of             3,893         526            -            -           -
       tax)

       Net income                                      $20,445      $7,985      $21,454      $24,631     $10,420
       Net income per share, diluted                     $0.52       $0.20        $0.55        $0.63       $0.27

       Pro forma net income (2)                                                                          $10,196
       Pro Forma net income per share                                                                      $0.26
                                                                                                           =====

       Weighted average shares outstanding,
         Diluted                                        39,016      39,480       39,049       39,294
                                                 ====================================================

       Pro forma weighted average shares
         Outstanding, diluted                                                                             39,083
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


----------------------------------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                        2001          2000          1999          1998          1997
                                        ----          ----          ----          ----          ----
BALANCE SHEET DATA
        Working capital                  $108,240       $77,894       $64,893       $58,862       $35,346
        Total assets                      152,399       132,898       122,468       104,235        65,232
        Long-term debt                          -             -             -             -             -
        Total shareholders' equity        116,996        96,683        90,361        64,147        39,585

OTHER DATA
        Billable headcount in U.S.            987           994         1,114         1,135         1,260
        Billable headcount in India           419           511           225           413           478
        Billable headcount at
          other locations                     138           118            28            33             8
                                    ----------------------------------------------------------------------
        Total billable headcount            1,544         1,623         1,367         1,581         1,746
                                    ======================================================================


==========================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Syntel is a worldwide provider of professional IT consulting and Applications management services to Global 2000 companies, as well as to government entities. The Company's service offerings include Applications Outsourcing, consisting of application management services for ongoing management, development and maintenance of business applications; e-business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; as well as partnerships with leading software companies to provide installation services, including Tibco, Selectica Software, Corillian, Kana Communications, and Vigilance; and TeamSourcing, consisting of professional IT consulting services. For the year ended December 31, 1999 the Company provided Year 2000 remediation services as a component of the Applications Outsourcing segment. All Year 2000 remediation engagements were completed before December 31, 1999.

         The Company's revenues are generated from professional services fees provided through three segments, Applications Outsourcing, e-business, and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and e-business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 2001, 2000, and 1999:

                               Percent of Total Revenues
                                             2001     2000     1999
                                             ----     ----     ----
         Applications Outsourcing             63%      54%      54%
         E-business                           24       26       21
         TeamSourcing                         13       20       25
                                              --       --       --
                                             100%     100%     100%

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. While a significant portion of Applications Outsourcing engagements have been historically on a time-and-materials basis, a significant share of the Applications Outsourcing engagements started during 2001, 2000 and 1999 have been on a fixed-price basis. For the years ended December 31, 2001, 2000 and 1999, fixed-price revenues comprised approximately 47%, 32% and 37% of total Applications Outsourcing revenues, respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method.

         The Company reskilled a very significant percentage of the consulting base during 1999, 2000 and 2001 in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle. The Company has focused training efforts on consultants assigned to TeamSourcing engagements, and as a result, has successfully migrated such consultants to the growing e-business segment.

         Historically, most e-business engagements were billed on a time and materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role for a significant number of new engagements starting in 1999 and 2000 and 2001. For the years ended December 31, 1999, 2000 and 2001, fixed price revenues comprised approximately 17% 30% and 26% of total e-business revenues, respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method.

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

         The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2001, approximately 49% of Syntel's U.S. workforce (21% of Syntel's worldwide workforce) worked under H-1B temporary work visas in the U.S. and another 12% of the Company's U.S. workforce (5% of Syntel's worldwide workforce) worked under L-1 visas (permitting intercompany transfers of employees that have been employed with a foreign subsidiary for at least 6 months prior to being transferred to the U.S.).

         The Company has made substantial investments in infrastructure in recent years, including: (i) expanding the Mumbai, India facility; (ii) establishing a Global Development Center in Chennai, India; (iii) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (iv) hiring additional experienced senior management; and
(v) expanding global recruiting and training capabilities, and replacement of informal systems with highly integrated, Y2K compliant, Human Resource and Financial Information Systems. Additionally, in January 2001, the Company acquired 41 acres of land for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the second quarter of 2002. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately one year with the capacity for about 1800 persons.

         Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 68%, 62%, and 68% of revenues for the years ended December 31, 2001, 2000, and 1999,. The Company does not believe there is any material collectibility exposure among its top ten customers.

         For the year ended December 31, 2001 three customers contributed revenues in excess of 10% of total consolidated revenues. The three largest customers for 2001 were American Express Corporation, Target Corporation (formerly Dayton Hudson Group ) and American International Group Inc. (Collectively, "AIG") contributing approximately 18%, 11% and 11%, respectively, of total consolidated revenues. For the years ended

December 31, 2000 and 1999 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for both 2000 and 1999 was American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG"). AIG accounted for approximately 19% and 21% of revenues for the years ended December 31, 2000 and 1999, respectively. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

INCOME TAX MATTERS

Syntel India is eligible for certain favorable tax provisions provided under Indian tax law including: (i) an exemption from payment of corporate income taxes for the first ten years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations, extending the effective period to ten years, from the previous regulation which permitted a tax Holiday of five consecutive years within the first eight years of operation. Under the new regulations, the Company's Tax Holidays will expire no earlier than March 31, 2003. During February 2002, the Indian government made certain changes in tax regulations which will restrict the said exemption to the extent of 90% of export profits generated by Syntel India, beginning April 2002. The Company treats most of Syntel India earnings as permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company decides to repatriate any earnings of Syntel India, it will incur a "border" tax, currently 15% under the recent changes made by Indian government, under Indian tax laws and will be required to pay U.S. corporate income taxes on such earnings.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's total revenues.

                             PERCENTAGE OF REVENUES
                     -----------------------------------------

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                                  2001         2000       1999
                                                  -----        -----        -----
Revenues ................................         100.0%       100.0%       100.0%
Cost of revenues ........................          61.7         63.5         61.3
                                                  -----        -----        -----
Gross profit ............................          38.3         36.5         38.7
Selling, general and
  administrative expenses ...............          20.2         20.9         20.2
Goodwill impairment and
  related charges .......................             -         13.1            -
Capitalized development
  cost impairment .......................           1.0            -            -
                                                  -----        -----        -----
Income from operations ..................          17.1%         2.5%        18.5%


Following is selected segment financial data for the years ended December 31, 2001, 2000, and 1999. The Company does not allocate assets to specific segments.

                                                      2001            2000               1999
                                                      ----            ----               ----
                                                                  (In Thousands)
Revenues
       Applications Outsourcing                        $107,890           $89,873            $87,311
       e-business                                        40,375            42,608             33,402
       TeamSourcing                                      22,512            32,327             41,404
                                                 ----------------------------------------------------
                                                       $170,777          $164,808           $162,117

Gross Margin
       Applications Outsourcing                         $46,225           $38,783            $40,324
       e-business                                        14,276            13,622             10,789
       TeamSourcing                                       4,839             7,801             11,704
                                                 ----------------------------------------------------
                                                        $65,340           $60,206            $62,817
Gross Margin %
       Applications Outsourcing                           42.8%             43.2%              46.2%
       e-business                                         35.4%             32.0%              32.3%
       TeamSourcing                                       21.5%             24.1%              28.3%
                                                          -----             -----              -----
                                                          38.3%             36.5%              38.7%

Sales, general and administrative expenses              $34,522           $34,424            $32,814
Goodwill impairment and related charges                 $    --           $21,650            $    --


Capitalized development cost impairment                 $ 1,624           $    --            $    --
Operating margin                                        $29,194           $ 4,132            $30,003

                                                 ====================================================

The Applications Outsourcing segment included Year 2000 remediation engagements for the year ended December 31, 1999. All Year 2000 engagements were completed before December 31, 1999. Excluding the impact of Year 2000 remediation engagements, Applications Outsourcing revenues for the year ended December 31, 1999 would have been $74.2 million and gross margins would have been $31.5 million

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES. Total consolidated revenues increased from $164.8 million in 2000 to $170.8 million in 2001, representing a 3.6% increase. The Company's total revenues were more dependent upon its largest customers in 2001 as compared to 2000. The top five customers accounted for, 53% of the total revenues in 2001 up from 47% of the total revenues in 2000. Additionally, the top 10 customers accounted for 68% of the revenues in 2001 as compared to 62% in 2000. The worldwide billable headcount decreased to 1,544 as of December 31, 2001 compared to 1,623 as of December 31, 2000. The decreased headcount was due principally to decreased staffing in e-business engagements and Applications Outsourcing engagements, along with the managed rampdowns of the TeamSourcing segment.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $89.9 million, or 54% of total revenues in 2000, to $107.9 million, or 63% of total revenues in 2001. The $18 million increase is attributable principally due to net growth in new engagements, contributing approximately $33.4 million; partially offset by $15.4 million in lost revenues as a result of project completions.

COST OF REVENUES. Cost of revenues consist of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. Applications Outsourcing cost of revenues increased to 57.2% of Applications Outsourcing revenues in 2001, from 56.8% in 2000. The 0.4% increase in cost of revenues as a percent of revenues was attributable primarily to a decrease in utilization levels and release of warranty reserves in 2000, no longer deemed necessary, associated with Y2K remediation engagements, with no material corresponding release in 2001, contributing approximately 3.5% and 0.1%, respectively, to the increase in direct costs as a percentage of revenue. These increased costs were largely offset by an increase in the higher margin offshore component of the overall services contributing approximately 3.2%.

E-BUSINESS REVENUES. e-Business revenues decreased to $40.4 million in 2001, or 24% of total consolidated revenues, from $42.6 million in 2000, or 26% of total consolidated revenues. The $2.2 million decrease was attributable principally to loss of revenue from completed engagements and discontinued Metier Division contributing approximately $13.6 million and $5.9 million respectively; largely offset by new business revenues of approximately $17.3 million.


COST OF REVENUES. e-business cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. e-business cost of revenues decreased slightly to 64.6% of e-business revenues in 2001, from 68.0% in 2000. The 3.4% decrease in cost of revenues as a percent of revenues was attributable principally to improved average billing rates in comparison to average compensation rates.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $32.3 million, or 20% of total consolidated revenues in 2000, to $22.5 million, or 13% of total consolidated revenues in 2001. The $9.8 million decrease in TeamSourcing revenues was attributable principally to a decrease in U.S. based billable consultants on various engagements, as a result of conscious decision by the management to reduce organizational focus away from this segment.

COST OF REVENUES. TeamSourcing cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. TeamSourcing cost of revenues increased to 78.5% of TeamSourcing revenues in 2001, from 75.9% in 2000. The 2.6% increase in cost of revenues as a percent of revenues was attributable principally to lower utilization due to the softness in the economy.


SALES, GENERAL, AND ADMINISTRATIVE COSTS. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, human resources, administrative, and corporate staff, travel, communications, business promotions, marketing, and various facility costs for the Company's Global Development Centers. For the year ended December 31, 2001, sales, general, and administrative expenses increased to $34.5 million, or 20.2% of revenues, from $34.4 million, or 20.9% of revenues for the year ended December 31, 2000. The $0.1 million increase was attributable principally to increased professional fees and an allowance for doubtful accounts in the US of approximately $0.7 million and $1.2 million, respectively; increased allowance for doubtful debts in UK and Singapore of approximately $0.2 million and $0.1 million respectively, as well as increased facility costs of approximately $0.3 million in Germany. This increase was largely offset by the savings in discontinued Metier Division administrative costs and Metier Division goodwill amortization, contributing approximately $1.8 million and $0.6 million to the decrease in selling, general, and administrative costs, respectively.

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

QUARTERLY RESULTS OF OPERATIONS

         Note 16 of the consolidated financial statements appearing elsewhere in this document sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 2000 and ended December 31, 2001. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

         The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A large majority of such amounts are held by Bank One for which a triple A rated letter of credit has been provided. Remaining amounts are held by various banking institutions including other U.S.-based and local India-based banks.

         Net cash provided by operating activities was $34.6 million, $19.2 million, $17.2 million for the years ended December 31, 2001, 2000 and 1999 respectively. The number of days sales outstanding in accounts receivable was approximately 65 days 68 days, and 52 days, as of December 31, 2001, 2000 and 1999, respectively.

         Net cash used in investing activities was $20.7 million, $7.5 million and $18.2 million for the years ended December 31, 2001, 2000 and 1999 respectively.

         Net cash used in investing activities in 2001 of $20.7 million included $32.9 million for purchase of available-for-sale securities, $2.0 million for capital expenditures, consisting principally of PC's, capitalized development costs, and communications equipment; and $1.4 million in equity and other investments, including $1.0 million in Nekema, $0.1 million in New2USA.com, $0.2 million in utilitiesmart.com and $0.1 million in Convergent Applications, partially offset by $15.6 million from the proceeds from sale of available for sale securities.

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

         Net cash provided by financing activities was $0.5 million in 2001, due principally to the proceeds from the issuance of stock options and shares issued from the stock purchase plan of $2.6 million, offset by repurchase of 218,700 shares of common stock for $2.1 million

         Net cash used in financing activities was $1.4 million in 2000, due principally to the repurchase of 329,000 shares of common stock for $3.1 million, offset by proceeds from the issuance of stock options and shares issued from the stock purchase plan of $1.7 million. Net cash used in financing activities was $0.1 million in 1999, due principally to the repurchase of 129,000 shares of common stock for $1.1 million, offset by proceeds from shares issued from the Company's first stock purchase plan of $1.0 million.

         The Company had a line of credit with Bank One, which provided for borrowings up to $40.0 million. The above line of credit expired on August 31, 2001. Before the expiration of the line of credit, in view of the adequacy of the liquid cash available, the Company has extended the line of credit providing for borrowings only up to $20.0 million. The line of Credit expires on August 31, 2002. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At December 31, 2001, there was no indebtedness outstanding under the line of credit. The letters of credit bear 1% fee of the face value payable annually in advance. Borrowings under the line of credit bear interest 1) a formula approximating the bank's Eurodollar rate plus applicable margin of 1.25% or 2) the bank's prime rate plus 1.25%.

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

FORWARD LOOKING STATEMENTS/RISK FACTORS

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

         -   Recruitment and Retention of IT Professionals
         -   Government Regulation of Immigration
         -   Variability of Quarterly Operating Results
         -   Customer Concentration; Risk of Termination
         -   Exposure to Regulatory and General Economic Conditions in India
         -   Intense Competition
         -   Ability to Manage Growth
         -   Fixed-Price Engagements
         -   Potential Liability to Customers
         -   Dependence on Principal
         -   Risks Related to Possible Acquisitions
         -   Limited Intellectual Property Protection

CRITICAL ACCOUNTING POLICIES

Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are rendered and costs are incurred. Revenue on fixed deliverable projects is measured by the percentage of cost incurred to date to the estimated total cost at completion. Revenue from fixed-price, application management and support engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, "Intangible Assets". In accordance with SFAS No. 141 and 142, effective for the Company's year ended December 31, 2002, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company will adopt the standards as of January 1,2002. As of December 31, 2001, net goodwill was approximately $906000. Adoption of the standard is not expected to have a material effect on the financial statements.

In February 2002, the Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses", which requires reimbursements of out-of-Pocket expenses to be presented as revenues and the associated costs to be presented as expenses. The statement will likely result in increased revenues and corresponding expenses for the Company, however, the Company is currently reviewing the statement to determine the full impact.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 58 of this Report and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 17, 2002 (the "Proxy Statement) is incorporated herein by reference. The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the section entitled "Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) & (d) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 56 of this Report, which is incorporated herein by reference.

         (b) No report on form 8-K was filed during the fourth quarter of the year ended December 31, 2001.

         (c) The following exhibits are filed as part of this Report. Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

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

         10.1 Line of Credit Agreement, dated August 31, 2001, between the Registrant and Bank One, Michigan.

         10.2 Lease, dated August 22, 1996, between WRC Properties, Inc. and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.3 Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank of North Carolina, NA., as Trustee for the Public Employees Retirement System of Ohio, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.4 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. (successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank), to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

         10.5 Indentures of Lease entered into between the President of India and Syntel (India) Ltd. (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.6 Rental Agreement, dated February 24, 1997, between Syntel India Ltd. (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         10.7*             1997 Stock Option and Incentive Plan, (Amended and
                           Restated).

         10.8* Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

         21                SUBSIDIARIES OF THE REGISTRANT.

         99 Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNTEL, INC.

                              By: /s/Bharat Desai
                                  ---------------

                                     Bharat Desai
Dated:   March 25,2002               President
                                     and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                      Date


                          President and Chief Executive Officer
----------------------    (Principal Executive Officer)           March 25,2002
Bharat Desai

                          Interim Chief Financial Officer         March 25,2002
----------------------    (Principal Financial and Accounting Officer)
Sanjay Chheda


                          Director and Vice President,            March 25,2002
----------------------    Corporate Affairs
Neerja Sethi


                          Director                                March 25,2002
----------------------
Paritosh K. Choksi


                          Director                                March 25,2002
----------------------
Douglas Van Houweling


                          Director                                March 25,2002
----------------------
George R. Mrkonic

--------------------------------------------------------------------------
CONTENTS

                                                                     PAGE(s)

REPORT OF INDEPENDENT ACCOUNTANTS.........................................58


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets...............................................59

Consolidated Statements of Income.........................................60

Consolidated Statements of Shareholders' Equity...........................61

Consolidated Statements of Cash Flows.....................................62

Notes to Consolidated Financial Statements.............................63-82

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Syntel, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Syntel, Inc., and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

Detroit, Michigan
March 25, 2002

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,      DECEMBER 31,
                                      ASSETS                                       2001              2000
                                                                                 ---------        ---------
Current assets:
       Cash and cash equivalents                                                  $  88,010        $  73,478
       Investments, marketable securities                                            17,203                -
       Accounts receivable                                                           30,982           31,194
       Advanced billings and other current assets                                     7,448            9,437
                                                                                  ---------        ---------
            Total current assets                                                    143,643          114,109

Property and equipment                                                               19,041           19,183
       Less accumulated depreciation                                                 13,823           12,023
                                                                                  ---------        ---------
            Property and equipment, net                                               5,218            7,160
                                                                                  ---------        ---------

Goodwill, net of amortization                                                           906            1,026
Equity and other investments                                                              -            3,918
Deferred income taxes, non-current                                                    2,632            6,685
                                                                                  ---------        ---------
                                                                                  $ 152,399        $ 132,898
                                                                                  =========        =========
                                    LIABILITIES
Current liabilities:
       Accounts payable                                                           $   4,282        $   4,801
       Accrued payroll and related costs                                             12,984           10,909
       Income taxes payable                                                           3,702            6,105
       Accrued warranty costs                                                           150              150
       Accrued liabilities                                                            4,661            4,948
       Accrued Metier costs                                                           4,173            4,113
       Deferred revenue                                                               5,451            4,948
                                                                                  ---------        ---------
            Total current liabilities                                                35,403           36,215

                               SHAREHOLDERS' EQUITY
Common stock, no par value per share, 100 million shares authorized; 38,689 million and 38,499 million shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                           1                1
Additional paid-in capital                                                           38,883           38,345
Accumulated other comprehensive loss                                                 (1,577)            (907)
Retained earnings                                                                    79,689           59,244
                                                                                  ---------        ---------
            Total shareholders' equity                                              116,996           96,683
       Total liabilities and shareholders' equity                                 $ 152,399        $ 132,898
                                                                                  =========        =========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                        2001            2000             1999
                                                     ---------        ---------       ---------

Revenues                                             $ 170,777        $ 164,808       $ 162,117
Cost of revenues                                       105,437          104,602          99,300
                                                     ---------        ---------       ---------
Gross profit                                            65,340           60,206          62,817
Selling, general and administrative expenses            34,522           34,424          32,814
Capitalized development cost impairment                  1,624                -               -
Goodwill impairment and related charges                      -           21,650               -
                                                     ---------        ---------       ---------

Income from operations                                  29,194            4,132          30,003

Other income, principally interest                       3,780            3,412           2,024
                                                     ---------        ---------       ---------

       Income before income taxes                       32,974            7,544          32,027

Income tax (provision) benefit                          (8,636)             967         (10,573)
                                                     ---------        ---------       ---------

Net income before loss from equity investments          24,338            8,511          21,454

Loss from equity investments, net of tax of
  $2,000 in 2001                                         3,893              526               -
                                                     ---------        ---------       ---------

       Net income                                    $  20,445        $   7,985       $  21,454
                                                     =========        =========       =========

EARNINGS PER SHARE
       Basic                                         $    0.53        $    0.21       $    0.56
       Diluted                                       $    0.52        $    0.20       $    0.55



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                         COMMON STOCK          ADDITIONAL                           OTHER                  TOTAL
                                     -------------------        PAID-IN       RETAINED           COMPREHENSIVE         SHAREHOLDERS'
                                     SHARES       AMOUNT        CAPITAL       EARNINGS               LOSS                 EQUITY
                                     ------       ------        -------       --------               ----                 ------
                                                                                                           FOREIGN
                                                                                                           CURRENCY
                                                                                             UNREALIZED   TRANSLATION
                                                                                                GAIN       ADJUSTMENT
                                                                                                ----       ----------
BALANCE, JANUARY 1, 1999            38,195       $      1       $ 34,784       $ 29,805             -       $   (443)      $ 64,147


Net income                                                                       21,454                                      21,454
Translation adjustments                                                                                         (133)          (133)
                                                                                                                           --------
Total other comprehensive                                                                                                    21,321
income, net of tax
Stock issued to directors               18                           111                                                        111
Common stock repurchases              (129)                       (1,097)                                                    (1,097)
Metier acquisition                     300                         4,738                                                      4,738
Employee stock purchase plan           101                           762                                                        762
Exercised stock options                 71                           274                                                        274
Compensation expense related to
    Stock options                                                    105                                                        105
                                    ------       --------       --------       --------      --------       --------       --------
BALANCE, DECEMBER 31, 1999          38,556       $      1       $ 39,677       $ 51,259             -       $   (576)      $ 90,361


Net income                                                                        7,985                                       7,985
Translation adjustments                                                                                         (331)          (331)
                                                                                                                           --------
Total other comprehensive                                                                                                     7,654
income, net of tax
Common stock repurchases              (329)                       (3,136)                                                    (3,136)
Employee stock purchase plan           169                         1,127                                                      1,127
Exercised stock options                103                           543                                                        543
Compensation expense related to
    Stock options                                                    134                                                        134
                                    ------       --------       --------       --------      --------       --------       --------
BALANCE, DECEMBER 31, 2000          38,499       $      1       $ 38,345       $ 59,244             -       $   (907)      $ 96,683


Net income                                                                       20,445                                      20,445
Unrealized gain on investments,                                                                    33                            33
net of tax
Translation adjustments                                                                                         (703)          (703)
                                                                                                                           --------
Total other comprehensive                                                                                                    19,775
income, net of tax
Common stock repurchases              (219)                       (2,060)                                                    (2,060)
Employee stock purchase plan           175                         1,143                                                      1,143
Exercised stock options                234                         1,414                                                      1,414
Compensation expense related to
    Stock options                                                     41                                                         41
                                    ------       --------       --------       --------      --------       --------       --------
BALANCE, DECEMBER 31, 2001          38,689       $      1       $ 38,883       $ 79,689      $     33       $ (1,610)      $116,996
                                    ======       ========       ========       ========      ========       ========       ========





    The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      TWELVE MONTHS
                                                                                    ENDED DECEMBER 31
                                                                            --------------------------------
                                                                              2001        2000        1999
                                                                              ----        ----        ----
Cash flows from operating activities:
       Net income                                                           $ 20,445    $  7,985    $ 21,454
                                                                            --------    --------    --------
       Adjustments to reconcile net income to net
             cash provided by operating activities:
            Depreciation                                                       1,800       2,633       2,353
            Goodwill                                                              76         655         662
            Realized losses on sales of available-for-sale                        72           -           -
            securities
            Deferred income taxes                                              4,468      (8,311)      1,078
            Compensation expense related to
               stock options                                                      41         134         105
            Expense related to common stock issued to                              -           -         111
            directors
            Loss on equity investments                                           752         526           -
            Goodwill impairment and related charges                                -      21,650           -
            Changes in assets and liabilities net of effects from
               Purchase of Metier Inc & IMG Inc in 1999:
                 Accounts receivable, net                                       (602)     (7,394)      4,934
                 Advance billing and other assets                              1,574       1,711         (77)
                 Accrued payroll and other liabilities                          (984)     (1,137)     (7,438)
                 Deferred revenues                                               217         728      (5,936)
                 Capitalized development cost impairment                       1,624           -           -
                 Investment impairment                                         5,141           -           -
                                                                            --------    --------    --------
            Net cash provided by operating activities                         34,624      19,180      17,246
                                                                            --------    --------    --------
Cash flows used in investing activities:
            Property and equipment expenditures                               (2,071)     (3,785)     (2,496)
            Equity and other investments                                      (1,386)     (3,730)          -
            Purchase of available-for-sale securities                        (32,952)          -           -
            Proceeds from sales of available-for-sale
            securities                                                        15,677           -           -
            Payments for purchases of Metier, Inc. and IMG, Inc
               Net of cash acquired                                                -           -     (15,738)
                                                                            --------    --------    --------
            Net cash used in investing activities                            (20,732)     (7,515)    (18,234)
                                                                            --------    --------    --------

Cash flows used in financing activities:
            Net proceeds from issuance of stock                                2,557       1,670       1,036
            Common stock repurchases                                          (2,060)     (3,136)     (1,097)
                                                                            --------    --------    --------
            Net cash used in financing activities                                497      (1,466)        (61)
            Effect of foreign currency exchange rate changes
            on cash                                                              143        (332)          -
                                                                            --------    --------    --------
Net increase (decrease) in cash and cash equivalents                          14,532       9,867      (1,049)

Cash and cash equivalents, beginning of period                                73,478      63,611      64,660
                                                                            --------    --------    --------

Cash and cash equivalents, end of period                                    $ 88,010    $ 73,478    $ 63,611
                                                                            ========    ========    ========

Cash paid during the period for income taxes                                $  5,356    $  4,564    $  9,993
                                                                            ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BUSINESS

         Syntel, Inc. and Subsidiaries (the "Company") provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, transportation, retail, and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of Applications Outsourcing, e-business, and TeamSourcing.

         Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. Application Outsourcing engagements are generally supported by multiyear contracts. As a percentage of total consolidated revenues, Application Outsourcing revenues remained at 63% of total revenues during 2001 and 54% during both 2000 and 1999.

         Through e-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, and Oracle, as well as partnership arrangements with leading software firms, including Tibco, Motive, Selectica, and Vigilence, to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed price basis, in which the Company assumes responsibility for management of the engagement. As a percent of total revenues, e-business revenues contributed 24%, 26% and 21% of total consolidated revenues in 2001, 2000, and 1999, respectively.

         Through TeamSourcing, the Company provides professional information technology services directly to the customer. TeamSourcing contracts are generally revocable by the customer without penalty.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



         During the year ended December 31, 2001 three customers contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2001 were American Express Corp., Target Corporation (formerly Dayton Hudson Group) and American International Group Inc. Revenues from these customers were approximately $31,112,400, $18,954,100 and $18,598,500 contributing approximately
         18%, 11% and 11% respectively, of total consolidated revenues during 2001. At December 31, 2001 approximately 3.4%, 12.3% and 10.8%, respectively of accounts receivable, net, were from these customers. All revenues from these customers were generated in the Applications Outsourcing segment.

         During the years ended December 31, 2000 and 1999, the Company had one customer, AIG, that contributed in excess of 10% of the total consolidated revenues. Revenues from this customer were approximately $31,779,000 and $33,900,000, for the years ended 2000 and 1999, respectively; contributing approximately 19%, and 21%, respectively of total consolidated revenues. At December 31, 2000 and 1999, approximately 2% and 16%, respectively of accounts receivable, net, was from this customer. All revenues from this customer were generated in the Applications Outsourcing segment.

2.       SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel (India) Limited ("Syntel India"), an Indian limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company, Syntel Canada Inc., ("Syntel Canada") a Canada limited liability company, Syntel Deutschland GmbH, ("Syntel Germany") a Germany limited liability Company, Syntel Hong Kong Ltd. ("Syntel Hong Kong") a Hong Kong limited liability Company, Syntel Mauritius Limited ("Syntel Mauritius") a Mauritius limited liability Company and Syntel "Australia" Pty. Limited ("Syntel Australia"), an Australian limited liability Company. All intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION
         The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred.

         Revenue on fixed-price, fixed deliverable projects is measured by the percentage of cost incurred to date to the estimated total cost at completion. Revenue from fixed-price

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         application management and support engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

         CASH AND CASH EQUIVALENTS
         For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, approximately $60,027 and $40,723, respectively, represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are certificates of deposit, corporate bonds, and treasury notes held by various banking institutions including other U.S.-based and local India-based banks.

         FINANCIAL INSTRUMENTS
         The carrying amount of cash equivalents, trade receivables and trade payables approximate fair value because of the short-term nature of these instruments.

         INVESTMENTS, MARKETABLE SECURITIES
         The Company's marketable mutual funds have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity. Net realized gains or losses resulting from the sale of these investments and losses resulting from decline in fair values of investments that are other than temporary declines, are included in other income. The cost of securities sold is determined on the weighted average method. Dividend income is recognized when earned.

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

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




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

         Effective January 1, 2000 the Company adopted Emerging Issues Task Force (EITF) 00-02, "Accounting for Web Site Development Costs", which required that certain costs for development of a web site, including costs of developing graphics and content, be capitalized. The Company capitalized $0.9 million and $1.0 million of Web site development costs during the year ended December 31, 2001 and 2000, respectively. Such costs are included in Capitalized Software and Development Costs.

         GOODWILL
         Goodwill originated from the acquisition, in 1999, of two entities, IMG and Metier. The IMG goodwill is being amortized on a straight-line basis over a 15-year period. The Company determines the recoverability of recorded goodwill by the undiscounted expected future cash flow from the operations to which the goodwill applies. If the goodwill is determined to be impaired as a result of this measurement, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, as determined on a discounted cash flow basis.

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

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3.       ACQUISITIONS
         During 1999, the Company acquired substantially all the business and assets of Metier, Inc. The acquisition resulted in goodwill of $20,450,000. During the year ended December 31, 2000, the Company determined that the Metier goodwill was impaired, and as a result wrote off the remaining portion of unamortized goodwill and provided for the cost associated with the downsizing of the Metier business.

         During 1999, the Company also acquired the business and assets of IMG, Inc. The resulting goodwill of $ 1,122,000 is being amortized on a straight-line basis over 15 years.

         The operating results of both Metier and IMG have been included in the consolidated results since July 1, 1999, their respective effective dates.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.      INVESTMENTS, MARKETABLE SECURITIES
        Investment in marketable securities included the following at December 31, 2001 (in thousands):

                                                         Total
                                                      Unrealized       Carrying
                                          Cost         Gain, net         Value
                                         --------     ----------       --------

               Mutual Funds              $ 17,170         $ 33          $ 17,203



         The gross realized gains on sale of available-for-sale investments approximated $ 69 for the year ended December 31, 2001. The gross realized losses on sale of available-for-sale investments approximated $141 for the year ended December 31, 2001. The dividend income on certain mutual funds approximated $ 767 for the year ended December 31, 2001.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.      INVESTMENTS

         At December 31, 2001, the Company had the following investments:




                                                 Accounting    Investment balance
                 Investment         Ownership      Method      Prior to impairment        Description of Business
                 ----------         ---------    -----------   -------------------        -----------------------
           New2USA                     (1)         Equity          $860,626               Web portal providing
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

           Textiles Online
           Marketplaces Ltd.           10%          Cost         $2,500,000               Business to Business  internet
                                                                                          based online textile exchange.
           Vianetta
           Communications (2)          <5%          Cost           $500,000               Computerized transcriptions of
                                                                                          medical transcripts
                                                                                          eliminating the
                                                                                          need for dictation equipment.

           Utilitysmart.com           6.5%          Cost           $200,000               Business to Business and
                                                                                          Business to consumer e-business

           Nekema.com                 0.7%          Cost         $1,000,000               A web base market place for
                                                                                          providing e-commerce
                                                                                          technology to the business
                                                                                          requirements of Insurance and
                                                                                          Finance companies

           Convergent Corporation      13%          Cost            $62,500               Supplier of Advance Billing
                                                                                          System to Communication
                                                                                          networks


         (1) Syntel's ownership in New2USA includes 3,500 shares of preferred stock, representing approximately 97% ownership. This ownership percentage does not represent the Company's economic control, which is approximately 20%.

         (2) The $500,000 investment in Vianetta Communications consists of a convertible note, bearing interest at the lower of (a) the highest permissible rate under applicable law or (b) the rate equal to the minimum rate established pursuant to Section 1274(d) of the Internal Revenue Code of 1986. The note was payable on or before the earlier of April 30, 2001 or the closing of qualified financing. During 2001, the note was converted into equity shares.

         For the Year ended December 31, 2001, the Company recorded losses, net of taxes of $752,000 on it's equity investments.


         In addition to the Company's investment in Vianetta, the Company's president and CEO as well as an outside director have invested $500,000 and $100,000, respectively, with terms similar to those of the Company.

         The Company signed an agreement in April 2000 to provide development services to Textiles Online Marketplaces with a total contract value of $3.6 million. During the year ended December 31, 2001 and 2000 the Company recorded total revenues of $0.7 million and $1.8 million, respectively.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         In addition to the Company's investment in Utilitismart.com, the Company's President and CEO has invested $ 100,000 with terms similar to those of the Company.

         The Company signed an agreement in March, 1999 to provide Application Development, Maintenance and Technical support services to Nekema.com. During the year ended December 31, 2001, the Company recorded total revenues of $ 2.5 million.

         The above investments have been deemed to be impaired with any remaining investment being written off as of December 31, 2001 and reflected within loss from equity investments on the consolidated statements of income.

6.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED
         REVENUE

         The following summarizes activity for uncompleted, fixed price, fixed deliverable projects:


                                                                                   2001            2000
                                                                                 --------         ------
                                                                                     (IN THOUSANDS)

       Direct costs incurred on uncompleted, fixed price, fixed
       deliverable projects                                                      $ 12,799         $6,159
       Direct margins incurred on uncompleted, fixed price, fixed
       deliverable projects                                                        12,067          6,049
                                                                                 --------         ------

       Revenues recognized on uncompleted projects                                 24,866         12,208
          Less -- billings to date                                                 27,508         14,859
                                                                                 --------         ------

       Deferred revenues on fixed price, fixed deliverable projects                 2,642          2,651
       Advanced billings on application management projects                         2,405          1,553
       Other deferred revenues                                                        404          1,030
                                                                                 --------         ------
          Total deferred revenue as reported in the balance sheet                $  5,451         $5,234
                                                                                 ========         ======

       Projects with billings in excess of costs and estimated earnings
       on uncompleted fixed price, fixed deliverable projects                    $  2,885         $2,832
       Projects with costs and estimated earnings in excess of billings
       on uncompleted fixed price, fixed deliverable projects                        (243)          (181)
                                                                                 --------         ------
           Deferred revenues in fixed price, fixed deliverable projects          $  2,642         $2,651
                                                                                 ========         ======


7.      PROPERTY AND EQUIPMENT

        Cost of property and equipment at December 31, 2001 and 2000 is summarized as follows (in thousands):


                                                                   2001          2000
                                                                   ----          ----
         Computer equipment and internal software                 $ 11,426     $10,852
         Furniture and equipment                                     5,594       5,447
         Leasehold improvements                                        925       1,047
         Capitalized software and development costs                  1,096       1,837
                                                                  --------     -------
                                                                    19,041      19,183
         Accumulated depreciation and amortization                  13,823      12,023
                                                                  --------     -------
                                                                  $  5,218     $ 7,160
                                                                  ========     =======

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       LINE OF CREDIT

         The Company has a line-of-credit arrangement with a bank, expiring August 31, 2002, which provides for borrowings up to $20,000,000. Standby letters of credit are available for up to $5,000,000 of this amount, at any one time outstanding, expiring not later than February 2003. The letters of credit bear a 1% fee of the face value payable annually in advance. Interest is computed on the basis of the Company's option at (i) a formula approximating the Eurodollar rate plus the applicable Eurodollar margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at December 31, 2001 and 2000.

9.      LEASES

         The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2001 are as follows (in thousands):

                2002     $ 2,035
                2003       1,680
                2004         884
                2005         571
                2006         534
                         -------
                         $ 5,704
                         -------



         Total rent expense charged to operations amounted to approximately $2,303, $2,359 and $2,221 for the years ended December 31, 2001, 2000, and 1999, respectively.

10.      INCOME TAXES

         Income (loss) before income taxes for U. S. and foreign operations was as follows (in thousands):

                     2001       2000         1999
                   --------   --------    --------
         U. S      $ 12,555   $ (5,439)   $ 27,052
         Foreign     20,419     12,983       4,975
                   --------   --------    --------
                   $ 32,974   $  7,544    $ 32,027
                   ========   ========    ========

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The provision for income taxes is as follows:

                                                                                      2001      2000      1999
                                                                                    -------   -------    -------
         Current Provision
            Federal                                                                 $   806   $ 6,075    $ 7,965
            State                                                                       640       219      1,190
            Foreign                                                                   2,722     1,050        340
                                                                                    -------   -------    -------
               Total current provision                                                4,168     7,344      9,495
                                                                                    -------    -------   -------

         Deferred
            Federal                                                                   3,220    (7,019)       976
            State                                                                     1,248    (1,292)       102
                                                                                    -------   -------    -------
               Total deferred                                                         4,468    (8,311)     1,078
                                                                                    -------   -------    -------

               Total provision (benefit) for income taxes                           $ 8,636   $  (967)   $10,573
                                                                                    =======   =======    =======


         The components of the net deferred tax asset are as follows (in thousands):

                                                                                           2001          2000
                                                                                         -------        -------
         Deferred tax assets
             Goodwill impairment and related costs                                       $   956        $ 8,373
              Investments and capitalized development cost impairment                      2,632              -
             Accrued warranty and other expenses                                           3,304          2,516
             Advanced billing receipts                                                       655          1,125
                                                                                         -------        -------
         Net deferred tax asset                                                          $ 7,547        $12,014
                                                                                         =======        =======

         Balance sheet classification of the net deferred tax asset is summarized as follows (in thousands) :


                                                                                        2001          2000
                                                                                      -------        -------

       Deferred tax asset, current                                                    $ 4,915        $ 5,329
       Deferred tax asset, non-current                                                  2,632          6,685
                                                                                      -------        -------
                                                                                      $ 7,547        $12,014
                                                                                      =======        =======

         Current deferred tax assets of $4,915 and $5,329 are included in advanced billing and other current assets at December 31, 2001 and 2000 respectively.

         Under the Indian Income Tax Act of 1961 (the "Act"), Syntel is eligible for certain favorable tax provisions including: (i) an exemption from payment of corporate income taxes for up to five years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations and under the new regulations, the Company's Tax Holidays will expire no earlier than March 31, 2003 and hence deferred tax liabilities, if any, have not been computed. During February 2002, the Indian government made certain prospective changes in tax regulations, which will restrict the exemption under (i) above to the extent of 90%, resulting in taxation of the remaining 10% of export profits earned by Syntel India, beginning April 2002.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         For those undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. The unrecognized taxes on the undistributed earnings are approximately $
         16.6 million at December 31, 2001.

         The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:


                                                                 2001           2000             1999
                                                               -------          ------         -------
                                                                           (IN THOUSANDS)
       Statutory provision                                    $ 10,353          $2,640         $11,209
       State taxes, net of federal benefit                       1,887             219           1,190
       Tax-free investment income                                    -            (676)           (531)
       Foreign income not subject to tax                        (5,221)         (4,000)         (1,595)
       Prov. for sub part F--Income of Syntel India                300               -               -
       Other                                                     1,317             850             300
                                                               -------          ------         -------
                                                               $ 8,636          $ (967)        $10,573
                                                               =======          ======         =======


11.     EARNINGS PER SHARE

         The reconciliation of earnings per share computations for the fiscal years 2001, 2000, and 1999 were as follows:

                                             2001                         2000                          1999
                                   -------------------------    -------------------------     -------------------------
                                                      Per                          Per                            Per
                                      Shares         Share           Shares       Share           Shares         Share
                                      ------         -----           ------       -----           ------         -----
                                                        (in thousands, except per share earnings)
                                                        -----------------------------------------
            Basic earnings per           38,690      $ 0.53           38,499       $0.21           38,556        $0.56
            share
            Net dilutive effect
            of stock
            options outstanding             326                          981                          493
                                   ------------     --------         --------     ------------     -------      --------
                                         39,016      $ 0.52           39,480       $0.20           39,049        $0.55
                                   ============     ========         ========     ============     =======       =======



         As of December 31, 2001 and 2000, stock options to purchase 411,397 and 1,687,313 shares of common stock, respectively, at a weighted average price per share of $ 12.57 and $9.69, respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was antidilutive.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



12.     STOCK COMPENSATION PLANS

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

         The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share would have been adjusted to the pro forma amounts listed below:

                                                                YEAR ENDED DECEMBER 31
                                                      2001               2000           1999
                                                      ----               ----           ----
         Net Earnings
         As reported                                $20,445            $7,985         $21,454
         Impact of SFAS No. 123                      (3,505)          ( 2,358)         (1,534)
                                                    --------          --------        --------

         Pro forma                                   16,940             5,627          19,920


         Earnings per share, pro forma
         Basic earnings per share                     $0.44             $0.15           $0.52
         Diluted earnings per share                    0.43              0.14            0.51

         Earnings per share as reported
         Basic earnings per share                     $0.53             $0.21           $0.56
         Diluted earnings per share                    0.52              0.20            0.55


SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999:

                                            2001          2000           1999
                                            -----         ----           ----
         Estimated fair value of option   $    3.83     $   12.41       $    6.26
         granted

         Assumptions
            Risk free interest rate            4.30%         5.00%           6.00%
            Expected life                      5.00          5.00            5.00
            Expected volatility               80.40%        84.09%          68.38%
            Expected dividends            $    0.00     $    0.00       $    0.00


SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





         The following table sets forth changes in options outstanding:


                                                                                                Weighted
                                                                       Number                   Average
                                                                     of Shares     Amount        Price
         Shares under option
                           Outstanding, January 1, 1999              1,427,651   $ 8,123,384   $    5.69

                Activity during 1999
                     Granted, price equals fair value                2,052,259    19,061,738        9.29
                     Exercised                                          71,896       272,805        3.79
                     Forfeited                                         256,807     1,966,161        7.66
                     Expired                                            13,970        73,644        5.27
                                                                     ---------   -----------   ---------
                           Outstanding, December 31, 1999            3,137,237    24,872,512        7.93

                Activity during 2000
                     Granted, price equals fair value                  618,796     8,068,149       13.04
                     Exercised                                         103,214       540,466        5.24
                     Forfeited                                       1,158,436    12,125,921       10.47
                     Expired                                             8,390        53,116        6.33
                                                                     ---------   -----------   ---------
                                  Outstanding, December 31, 2000     2,485,993    20,221,158        8.04
                Activity during 2001
                     Granted, price equals fair value                  788,025     5,045,548        6.40
                     Exercised                                         233,470     1,349,684        5.78
                     Forfeited                                         283,338     2,665,779        9.41
                     Expired                                             8,914        84,323        9.46
                                                                     ---------   -----------   ---------
                           Outstanding, December 31, 2001            2,748,296   $21,166,920   $    7.70
                                                                     =========   ===========   =========

                           Exercisable, December 31, 2001              898,582                 $    6.93
                                                                     =========                 =========


         The following table sets forth details of options outstanding at December 31, 2001:



                                                                                 Weighted       Weighted
                                                                                  Average        Average
                                                                  Number        Contractual     Exercise
                        RANGE OF EXERCISE PRICES               Outstanding         Life           Price
                                                               -----------         ----           -----

                        $1.33                                         70,750          5.25      $ 1.33
                        $4.67 - $8.00                              1,107,501          7.48        5.39
                        $8.0625 - $11.00                           1,155,882          8.11        8.68
                        $11.25 - $16.75                              399,929          7.25       12.23
                        $20.00 - $33.19                               14,234          7.24       22.69
                                                              ----------------------------------------

                        $1.33 - $33.19                             2,748,296          7.65      $ 7.70
                                                              ========================================


SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company has an employee stock purchase plan, which provides for employees to purchase pre-established amounts as determined by the compensation committee. The price at which employees may purchase common stock is set by the compensation committee as not less than the lesser of 85% of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the common stock on the last day of the purchase period. The Company has reserved 1.5 million shares of common stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum contribution value, which may not exceed $21,250 for each calendar year in which a purchase period occurs. As of December 31, 2001, the Company has $ 236,007 of employee withholdings, included in accrued payroll and related costs in the balance sheet to be used to purchase company stock.

 13.    SEGMENT REPORTING

         The Company manages its operations through three segments; Application Outsourcing, e-business, and TeamSourcing.

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

         Application Outsourcing engagements are frequently supported by long-term contractual agreements which generally provide for

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         minimum resource commitments, if billed on a time-and-materials basis, or a specific set of deliverables for fixed-price engagements.

         Through e-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, Oracle, and SAP; as well as partnership agreements with software providers including, but not limited to Selectica, Tibco, and Motive communications. These services may be provided on either a time-and-material basis on a fixed price basis, in which the Company assumes responsibility for management of the engagement.

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

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                    2001           2000           1999
                                                                    ----           ----           ----
       Revenues
              Application Outsourcing                            $ 107,890       $ 89,873       $ 87,311
              e-business                                            40,375         42,608         33,402
              TeamSourcing                                          22,512         32,327         41,404
                                                                -----------------------------------------
                                                                   170,777        164,808        162,117

       Gross Profit
              Application Outsourcing                               46,225         38,783         40,324
              e-business                                            14,276         13,622         10,789
              TeamSourcing                                           4,839          7,801         11,704
                                                                -----------------------------------------
                                                                    65,340         60,206         62,817

       Sales, general and administrative expenses                   34,522         34,424         32,814

       Goodwill impairment and related charges                           -         21,650              -
       Capitalized development cost impairment                       1,624              -              -
                                                                -----------------------------------------

       Income from operations                                      $29,194         $4,132       $ 30,003
                                                                =========================================


14.     GEOGRAPHIC INFORMATION

         Total revenues, income before income taxes and identifiable assets by geographic location were as follows:


                                                                   2001           2000           1999
                                                                   ----           ----           ----
       Revenues
             United States operations                            $152,315       $154,661        $158,452
             India operations                                      30,487         19,716          10,188
             Europe operations                                     16,731          9,317           3,211
             Singapore operations                                   1,328            794             548
             Intercompany revenue elimination                     (30,084)       (19,680)        (10,282)
                                                            ---------------------------------------------

                   Total revenue                                 $170,777       $164,808        $162,117
                                                            =============================================

       Income (loss) before income taxes
             United States operations                             $12,555       $ (5,439)        $27,052
             India operations                                      18,390         12,580           4,486
             U.K. operations                                        2,294            358             645
             Germany operations                                      (326)             -               -
             Singapore operations                                      61             45            (156)
                                                            ---------------------------------------------

                   Total income before taxes                      $32,974         $7,544         $32,027
                                                            =============================================

       Assets, December 31
             United States operations                            $108,181       $101,100
             India operations                                      37,976         24,170
             Europe operations                                      5,535          7,345
             Singapore operations                                     446            278
             Germany operations                                       256              -
             Canada                                                     5              5
                                                            ----------------------------

                                               Total assets      $152,399       $132,898
                                                            ============================

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


15.      LITIGATION, CLAIMS AND COMMITMENTS

         Legal actions and other claims are pending or may be instituted or asserted in the future against the Company. Although the amount of liability at December 31, 2001 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect future consolidated financial position or results of operations of the Company.

SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected financial data by calendar quarter were as follows:

                                                              First       Second      Third      Fourth      Full Year
                                                              Quarter     Quarter    Quarter     Quarter
                                                                                 (in thousands)
       2001
       Revenues                                               $ 42,271    $ 42,721   $ 42,825   $ 42,960    $ 170,777

       Cost of revenues                                         26,664      26,105     26,294     26,374      105,437
                                                           -----------------------------------------------------------
                  Gross profit                                  15,607      16,616     16,531     16,586       65,340

       Sales, general and administrative expenses                8,813       8,436      8,622      8,651       34,522
       Capitalized development cost impairment                       -           -          -      1,624        1,624
                                                           -----------------------------------------------------------

                  Income from operations                         6,794       8,180      7,909      6,311       29,194

       Other income, net                                           957         912      1,108        803        3,780
                                                           -----------------------------------------------------------

                  Income before income taxes                     7,751       9,092      9,017      7,114       32,974

       Income tax provision                                      1,865       2,522      2,471      1,778        8,636
                                                           -----------------------------------------------------------

                  Net income before loss from
                  equity investments                             5,886       6,570      6,546      5,336       24,338

       Loss from equity investments                                321         218        213      3,141        3,893
                                                           -----------------------------------------------------------

                  Net income                                   $ 5,565     $ 6,352    $ 6,333    $ 2,195     $ 20,445
                                                           ===========================================================

       Earnings per share, diluted                               $0.14       $0.16      $0.16      $0.06        $0.52
                                                           ===========================================================

       Weighted average shares outstanding, diluted             38,814      38,841     38,826     39,584       39,016
                                                           ===========================================================

       2000

       Revenues                                                $40,506     $42,079    $41,105    $41,118     $164,808

       Cost of revenues                                         25,513      26,872     26,001     26,216      104,602
                                                           -----------------------------------------------------------
                  Gross profit                                  14,993      15,207     15,104     14,902       60,206

       Sales, general and administrative expenses                8,993       8,450      8,348      8,633       34,424
       Goodwill impairment and related charges                       -      21,650          -          -       21,650
                                                           -----------------------------------------------------------

                  Income from operations                         6,000     (14,893)      6,756      6,269        4,132

       Other income, net                                           780         800        829      1,003        3,412
                                                           -----------------------------------------------------------

                  Income before income taxes                     6,780     (14,093)      7,585      7,272        7,544

       Income tax provision (benefit)                            1,628      (6,407)      2,035      1,777        (967)
                                                           -----------------------------------------------------------

                  Net income (loss) before loss from             5,152      (7,686)      5,550      5,495        8,511
                  equity investments
       Loss from equity investments                                  -         119         200        207          526
                                                           -----------------------------------------------------------
                  Net income (loss)                             $5,152    $ (7,805)     $5,350     $5,288       $7,985
                                                           ===========================================================

       Earnings per share, diluted                               $0.13     $ (0.20)      $0.14      $0.14        $0.20
                                                           ===========================================================

       Weighted average shares outstanding, diluted             40,168      39,574      39,255     38,923       39,480
                                                           ===========================================================


SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




         Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year. Certain amounts in previously issued quarterly financial data have been reclassified to conform to the full year presentation.

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

       10.1 Line of Credit Agreement, dated August 31, 2001, between the Registrant and Bank One, Michigan.

       10.2          Lease, dated August 22, 1996, between WRC Properties, Inc.
                     and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

       10.3 Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank of North Carolina, NA., as Trustee for the Public Employees Retirement System of Ohio, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

       10.4 First Amendment, dated October 19, 1998, between the Registrant and Corning Road, L.L.C. (successor to First Union National Bank of North Carolina as Trustee, successor to NationsBank), to the Lease Agreement, dated November 30, 1994, between the Registrant and NationsBank, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

       10.5 Indentures of Lease entered into between the President of India and Syntel (India) Ltd. (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

       10.6 Rental Agreement, dated February 24, 1997, between Syntel India Ltd. (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

       10.7*         1997 Stock Option and Incentive Plan, (Amended and
                     Restated).

       10.8* Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

       21            SUBSIDIARIES OF THE REGISTRANT.

       99 Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.