Form 10-K/A
period 2001-12-31
SYNTEL INC
filed 2002-04-23
CIK 1040426

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

                              SYNTEL, INC.

                              By: /s/Bharat Desai
                                  ---------------

                                     Bharat Desai
Dated:   April 9, 2002               President
                                     and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                      Date


                          President and Chief Executive Officer
----------------------    (Principal Executive Officer)           April 9, 2002
Bharat Desai

                          Interim Chief Financial Officer         April 9, 2002
----------------------    (Principal Financial and Accounting Officer)
Sanjay Chheda


                          Director and Vice President,            April 9, 2002
----------------------    Corporate Affairs
Neerja Sethi


                          Director                                April 9, 2002
----------------------
Paritosh K. Choksi


                          Director                                April 9, 2002
----------------------
Douglas Van Houweling


                          Director                                April 9, 2002
----------------------
George R. Mrkonic

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

/s/ PricewaterhouseCoopers

Detroit, Michigan
March 25, 2002

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,      DECEMBER 31,
                                      ASSETS                                       2001              2000
                                                                                 ---------        ---------
Current assets:
       Cash and cash equivalents                                                  $  88,010        $  73,478
       Investments, marketable securities                                            17,203                -
       Accounts receivable                                                           30,982           31,194
       Advanced billings and other current assets                                     7,448            9,437
                                                                                  ---------        ---------
            Total current assets                                                    143,643          114,109

Property and equipment                                                               19,041           19,183
       Less accumulated depreciation                                                 13,823           12,023
                                                                                  ---------        ---------
            Property and equipment, net                                               5,218            7,160
                                                                                  ---------        ---------

Goodwill, net of amortization                                                           906            1,026
Equity and other investments                                                              -            3,918
Deferred income taxes, non-current                                                    2,632            6,685
                                                                                  ---------        ---------
                                                                                  $ 152,399        $ 132,898
                                                                                  =========        =========
                                    LIABILITIES
Current liabilities:
       Accounts payable                                                           $   4,282        $   4,801
       Accrued payroll and related costs                                             12,984           10,909
       Income taxes payable                                                           3,702            6,105
       Accrued warranty costs                                                           150              150
       Accrued liabilities                                                            4,661            4,903
       Accrued Metier costs                                                           4,173            4,113
       Deferred revenue                                                               5,451            5,234
                                                                                  ---------        ---------
            Total current liabilities                                                35,403           36,215

                               SHAREHOLDERS' EQUITY
Common stock, no par value per share, 100 million shares authorized; 38,689 million and 38,499 million shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                           1                1
Additional paid-in capital                                                           38,883           38,345
Accumulated other comprehensive loss                                                 (1,577)            (907)
Retained earnings                                                                    79,689           59,244
                                                                                  ---------        ---------
            Total shareholders' equity                                              116,996           96,683
       Total liabilities and shareholders' equity                                 $ 152,399        $ 132,898
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


SYNTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





         The following table sets forth changes in options outstanding:


                                                                                                Weighted
                                                                       Number                   Average
                                                                     of Shares     Amount        Price
         Shares under option
                           Outstanding, January 1, 1999              1,427,651   $ 8,123,384   $    5.69

                Activity during 1999
                     Granted, price equals fair value                2,052,259    19,061,738        9.29
                     Exercised                                          71,896       272,805        3.79
                     Forfeited                                         256,807     1,966,161        7.66
                     Expired                                            13,970        73,644        5.27
                                                                     ---------   -----------   ---------
                           Outstanding, December 31, 1999            3,137,237    24,872,512        7.93

                Activity during 2000
                     Granted, price equals fair value                  618,796     8,068,149       13.04
                     Exercised                                         103,214       540,466        5.24
                     Forfeited                                       1,158,436    12,125,921       10.47
                     Expired                                             8,390        53,116        6.33
                                                                     ---------   -----------   ---------
                                  Outstanding, December 31, 2000     2,485,993    20,221,158        8.04
                Activity during 2001
                     Granted, price equals fair value                  788,025     5,045,548        6.40
                     Exercised                                         233,470     1,414,361        6.06
                     Forfeited                                         283,338     2,665,779        9.41
                     Expired                                             8,914        84,323        9.46
                                                                     ---------   -----------   ---------
                           Outstanding, December 31, 2001            2,748,296   $21,102,243   $    7.68
                                                                     =========   ===========   =========

                           Exercisable, December 31, 2001              898,582                 $    6.93
                                                                     =========                 =========


         The following table sets forth details of options outstanding at December 31, 2001:



                                                                                 Weighted       Weighted
                                                                                  Average        Average
                                                                  Number        Contractual     Exercise
                        RANGE OF EXERCISE PRICES               Outstanding         Life           Price
                                                               -----------         ----           -----

                        $1.33                                         70,750          5.25      $ 1.33
                        $4.67 - $8.00                              1,107,501          7.48        5.39
                        $8.0625 - $11.00                           1,155,882          8.11        8.68
                        $11.25 - $16.75                              399,929          7.25       12.23
                        $20.00 - $33.19                               14,234          7.24       22.69
                                                              ----------------------------------------

                        $1.33 - $33.19                             2,748,296          7.65      $ 7.68
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