Form 10-Q
period 2002-03-31
SYNTEL INC
filed 2002-05-13
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2002  or
                               ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-22903
                       -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Michigan                                      38-2312018
     -------------------------------                          ------------
     (State or Other Jurisdiction of                         (IRS Employer
      Incorporation or Organization)                       Identification No.)


  525 E. Big Beaver Road, Suite 300, Troy, Michigan              48083
  -------------------------------------------------            ---------
     (Address of Principal Executive Offices)                  (Zip Code)


                                 (248) 619-2800
                         -------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X              No
    -------------------        -------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,802,772 shares issued and outstanding as of April 25, 2002.

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

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    3 MONTHS
                                                                                 ENDED MARCH 31
                                                                   ---------------------------------------------
                                                                          2002                      2001
                                                                          ----                      ----
Revenues                                                                $40,490                   $42,752
Cost of revenues                                                         24,559                    27,145
                                                                        -------                   -------
Gross profit                                                             15,931                    15,607
Selling, general and administrative expenses                              8,021                     8,813
                                                                        -------                   -------

Income from operations                                                    7,910                     6,794

Other income, principally interest                                          678                       957
                                                                        -------                   -------

      Income before income taxes                                          8,588                     7,751

Income taxes                                                              2,227                     1,865
                                                                        -------                   -------

      Net income before loss from equity investment
        in unconsolidated subsidiary                                      6,361                     5,886

Loss from equity investment in unconsolidated subsidiary                      -                       321
                                                                        -------                   -------

      Net income                                                        $ 6,361                   $ 5,565
                                                                        =======                   =======

EARNINGS PER SHARE
      Basic                                                             $  0.16                   $  0.14
      Diluted                                                           $  0.16                   $  0.14

      Weighted average common shares
      outstanding - diluted                                              40,276                    38,814
                                                                        =======                   =======

      Basic Shares outstanding                                           39,018                    38,471
                                                                        =======                   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         MARCH 31,             DECEMBER 31,
                                                                           2002                    2001
                                                                          -----                   ----
                               ASSETS

Current assets:
     Cash and cash equivalents                                           $ 95,280               $ 88,010
     Investments, marketable securities                                    15,931                 17,203
     Accounts receivable, net                                              31,425                 30,982
     Advanced billings and other current assets                             7,295                  7,448
                                                                         --------               --------

          Total current assets                                            149,931                143,643

Property and equipment                                                     19,560                 19,041
     Less accumulated depreciation                                         14,333                 13,823
                                                                         --------               --------

          Property and equipment, net                                       5,227                  5,218

Goodwill, net of amortization
                                                                              906                    906

Deferred income taxes, noncurrent                                           2,457                  2,632
                                                                         --------               --------

                                                                         $158,521               $152,399
                                                                         ========               ========

                            LIABILITIES

Current liabilities:
     Accrued payroll and related costs                                   $ 10,902               $ 12,984
     Accounts payable and other current liabilities                        18,618                 16,968
     Deferred revenue                                                       3,922                  5,451
                                                                         --------               --------

          Total current liabilities                                        33,442                 35,403

                        SHAREHOLDERS' EQUITY

Total shareholders' equity                                                125,079                116,996
                                                                         --------               --------

Total liabilities and shareholders' equity                               $158,521               $152,399
                                                                         ========               ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31
                                                                              ------------------------------------
                                                                                   2002                   2001
                                                                                   ----                   ----
Cash flows from operating activities:
     Net income                                                                  $  6,361              $  5,565
                                                                                 --------              --------

     Adjustments to reconcile net income to net cash provided by (used in)
            operating activities:
         Depreciation and amortization                                                510                   682
         Goodwill                                                                       -                    17
         Realized losses on sales of available-for-sale securities                     12                     -
         Deferred income taxes                                                        175                   124
         Non-cash compensation expense related to
            stock options                                                               -                    37
         Loss on equity investments                                                     -                   321
         Changes in assets and liabilities:
             Accounts receivable, net                                                (569)                1,773
             Advance billing and other assets                                         158                   137
             Accrued payroll and other liabilities                                   (432)               (2,646)
             Deferred revenues                                                     (1,529)                  235
                                                                                 --------              --------

         Net cash provided by operating activities                                  4,686                 6,245

Cash flows provided by ( used in ) investing activities,
         Property and equipment expenditures                                         (519)               (1,240)
         Equity and other investments                                                   -                  (485)

         Purchase of available-for-sale securities                                (11,925)                    -
         Proceeds from sales of available-for-sale securities                      13,185                     -
                                                                                 --------              --------

         Net cash provided by (used in) investing activities                          741                (1,725)

Cash flows provided by (used in) financing activities:
         Net proceeds from issuance of stock                                        2,412                    13
         Common stock repurchases                                                    (634)                 (225)
                                                                                 --------              --------

         Net cash provided by (used in) financing activities                        1,778                  (212)

Effect of foreign currency exchange rate changes on cash                               65                  (163)
                                                                                 --------              --------

Net increase in cash and cash equivalents                                           7,270                 4,145

Cash and cash equivalents, beginning of period                                     88,010                73,478
                                                                                 --------              --------

Cash and cash equivalents, end of period                                         $ 95,280              $ 77,623
                                                                                 ========              ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of March 31, 2002, the results of their operations for the three month period ended March 31, 2002 and March 31, 2001, and cash flows for the three months ended March 31, 2002 and March 31, 2001. The year end condensed balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2001.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

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


5. CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

At March 31, 2002 and 2001, approximately $58,122 and $42,549, respectively, represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are certificates of deposit, corporate bonds, and treasury notes held by various banking institutions including other U.S.-based and local India-based banks.

6. COMPREHENSIVE INCOME

Total Comprehensive Income for the three month period ended March 31, 2002 and 2001 was as follows (in thousands):

                                                      Three Months Ended
                                                      ------------------
                                                            March 31
                                                            --------
                                                     2002              2001
                                                    -------          -------
        Total comprehensive income                  $ 6,305          $ 5,402
                                                    =======          =======




7.    EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                            Three Months Ended
                                                March 31, 2002            March 31, 2001
                                               ---------------            --------------
                                            Weighted     Earnings       Weighted    Earnings
                                            Average        per          Average       per
                                             Shares       share         Shares       share
                                             ------       ------        ------       -----
                                                (in thousands, except per share earnings)

Basic earnings per share                     39,018      $  0.16        38,471       $  0.14
Net dilutive effect of stock options
    outstanding                               1,258                        343
                                            -------      -------       -------       -------
Diluted earnings per share                   40,276      $  0.16        38,814       $  0.14
                                            =======      =======       =======       =======

8. SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three months period ended March 31, 2002 and March 31, 2001 is as follows:

                                                    Three Months Ended
                                                    ------------------
                                            March 31, 2002      March 31, 2001
                                            --------------      --------------
                                                       (In thousands)
Revenues:
     Applications Outsourcing                   $27,467            $25,505
     e-Business                                   8,557             11,391
     TeamSourcing                                 4,466              5,856
                                                -------            -------
                                                 40,490             42,752

Gross Profit:
      Applications Outsourcing                   12,143             10,066
      e-Business                                  3,061              4,145
      TeamSourcing                                  727              1,396
                                                -------            -------
                                                 15,931             15,607


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS


REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues decreased 5.3% to $40.5 million in the first quarter of 2002 from $42.8 million in the first quarter of 2001. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of March 31, 2002 decreased to 1,581 compared to 1,635 as of March 31, 2001.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $27.5 million for the first quarter of 2002, or 67.8% of total revenues, from $25.5 million, or 59.7% of first quarter revenues for 2001. The $2.0 million increase for the first quarter was attributable principally to net growth in new engagements, contributing approximately $5.2 million, partially offset by $3.2 million in lost revenues as a result of projects completion.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 55.8% of total Applications Outsourcing revenues for the first quarter of 2002, from 60.5% for the first quarter of 2001. The 4.7% decrease in cost of revenues as a percent of revenues for the first quarter was attributable to the increase in higher margin offshore component of the overall services.

E-BUSINESS REVENUES. e-Business revenues decreased to $8.6 million for the first quarter of 2002, or 21.1% of total consolidated revenues, from $11.4 million, or 26.6% of total consolidated revenues for the first quarter of 2001. The $2.8 million decrease for the first quarter was attributable principally to lost revenues as a result of project completions, contributing approximately $5.0 million, largely offset by new business revenues of $2.2 million.


E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 64.2% of total e-Business revenues for the first quarter of 2002, from 63.6% for the first quarter of 2001. The 0.6% increase was attributable principally to increased compensation and benefit costs in relation to the billing rates.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $4.5 million for the first quarter of 2002, or 11.0% of total revenues, down from $5.9 million, or 13.7% of total revenues for the first quarter of 2001. The $1.4 million decrease for the first quarter was principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus away from this segment and focusing on higher margin Segments.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 83.7% of TeamSourcing revenues for the first quarter of 2002, from 76.2% for the first quarter of 2001. The 7.6% increase in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to lower utilization due to the softness in the economy.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended March 31, 2002 were $8.0 million, or 19.8% of total revenues, compared to $8.8 million or 20.6% of total revenues for the three months ended March 31, 2001. The $0.8 million decrease was attributable principally to decrease in compensation costs due to reduced corporate staff in US and UK, reduction in the depreciation expenses due to fully depreciated assets, contributing approximately $0.9 million, $0.3 million respectively. The decrease was partially offset by increase in travel, telecommunication, office rent costs and increased facility costs at Germany contributing approximately $0.1 million, $0.1 million, $0.1 million and $0.1 million respectively.

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

Net cash generated by operating activities was $4.7 million for the first three months of 2002, compared to $6.2 million for the first three months of 2001. The number of days sales outstanding in accounts receivable was approximately 70 days and 62 days as of March 31, 2002 and March 31, 2001, respectively.

Net cash provided by investing activities was $0.7 million for the first three months of 2002 consisted principally of $13.2 million for proceeds from sale of available-for-sale securities, partially offset by $12.0 million for purchase of available-for- sale securities and $ 0.5 million for capital expenditures, consisting principally of PC's and communication equipment's. Net cash used by investing activities was $1.7 million for the first three months of 2001, consisted principally of $1.1 million for the acquisition of land for construction of the new development and training center in Pune, India and $0.1 million in computer equipment and $0.5 million in equity and other investments.

Net cash provided by financing activities was $1.8 million for the first three months of 2002, consisted principally of $2.4 million for the proceeds from the exercise of stock options, offset by common stock repurchases of $0.6 million. Net cash used in financing activities was $0.2 million for the first three months of 2001, consisted principally of common stock repurchases.

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of Credit expires on August 31, 2002. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At March 31, 2002, there was no indebtedness outstanding under the line of credit. The letters of credit bear 1% fee of the face value payable annually in advance. Borrowings under the line of credit bear interest at 1) a formula approximating the bank's Eurodollar rate plus applicable margin of 1.25% or 2) the bank's prime rate plus 1.25%.

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

                -       Risks Related to Possible Acquisitions
                -       Limited Intellectual Property Protection


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, "Intangible Assets". In accordance with SFAS No. 141 and 142, effective for the Company's year ended December 31, 2002, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The standards have been adopted as of January 1, 2002 and have not had a material effect on the financial statements. As of March 31, 2002, net goodwill was approximately $906,000.

In February 2002, the Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses", which requires reimbursements of out-of-pocket expenses to be presented as revenues and the associated costs to be presented as expenses. The Company has adopted the above statement from January 1, 2002 resulting in increased revenues and corresponding expenses, the impact of which is not significant. The prior quarter figures have been reclassified to conform with the current quarter presentation as above.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    None.

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Syntel, Inc.
                                                ------------------------
                                                (Registrant)




Date   May  8,  2002                            By /s/ Bharat Desai
       -------------                            --------------------------------
                                                Bharat Desai, President and
                                                Chief Executive Officer




Date   May  8, 2002                             By  /s/ Sanjay Chheda
      -------------                             --------------------------------
                                                Sanjay Chheda, Interim Chief
                                                Financial Officer (principal
                                                financial and chief accounting
                                                officer)