Form 10-Q
period 2002-06-30
SYNTEL INC
filed 2002-08-12
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2002  or
                               ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    -------------
Commission file number 0-22903
                       -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Michigan                                               38-2312018
-------------------------------                             -------------------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                             Identification No.)


525 E. Big Beaver Road, Suite 300, Troy, Michigan                      48083
-------------------------------------------------                    ----------
  (Address of Principal Executive Offices)                           (Zip Code)


                                 (248) 619-2800
             -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X            No
    --------------        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,726,557 shares issued and outstanding as of July 16, 2002.

                                  SYNTEL, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I  Financial Information

         Item 1   Financial Statements
                       Condensed Consolidated Statement of Income                                3
                       Condensed Consolidated Balance Sheet                                      4
                       Condensed Consolidated Statement of Cash Flows                            5
                       Notes to the Condensed Consolidated Financial Statements                  6
         Item 2   Management's Discussion and Analysis of                                        8
                     Financial Condition and Results of Operations

Part II  Other Information                                                                      12
Signatures                                                                                      13

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    3 MONTHS                     6 MONTHS
                                                                  ENDED JUNE 30                 ENDED JUNE 30
                                                           -------------------------   ----------------------------
                                                                2002          2001          2002           2001
                                                                ----          ----          ----           ----

Revenues                                                    $ 39,500      $ 42,953      $ 79,990       $ 85,705
Cost of revenues                                              23,903        26,337        48,462         53,482
                                                           -----------    ----------   ----------      ----------
Gross profit                                                  15,597        16,616        31,528         32,223

Selling, general and administrative expenses                   7,648         8,436        15,669         17,249
                                                           -----------    ----------   ----------      ----------
Income from operations                                         7,949         8,180        15,859         14,974

Other income, principally interest                               733           912         1,411          1,869
                                                           -----------    ----------   ----------      ----------

     Income before income taxes                                8,682         9,092        17,270         16,843


Income taxes                                                   2,398         2,522         4,624          4,387
                                                           -----------    ----------   ----------      ----------

     Net income loss before loss from equity
     investment in unconsolidated subsidiaries                 6,284         6,570        12,646         12,456

Loss from equity investment in unconsolidated
subsidiaries                                                       0           218             0            539
                                                           -----------    ----------   ----------      ----------

     Net income                                             $  6,284      $  6,352      $ 12,646       $ 11,917
                                                           ===========    ==========   ==========      ==========
EARNINGS PER SHARE
     Basic                                                  $   0.16      $   0.17      $   0.32       $   0.31
     Diluted                                                $   0.16      $   0.16      $   0.31       $   0.31

     Basic share outstanding                                  39,038        38,464        39,028         38,468
                                                           ===========    ==========   ==========      ==========

     Weighted average common shares
     outstanding -- diluted                                   40,139        38,841        40,208         38,828
                                                           ===========    ==========   ==========      ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2002                 2001
                                                                                  -----                 ----

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $   102,350         $    88,010
     Investments, marketable securities                                               13,096              17,203
     Accounts receivable, net                                                         25,798              30,982
     Advanced billings and other current assets                                        7,684               7,448
                                                                                 -------------       -------------
          Total current assets
                                                                                     148,928             143,643
Property and equipment                                                                19,745              19,041
     Less accumulated depreciation                                                    14,859              13,823
                                                                                 -------------       -------------

          Property and equipment, net                                                  4,886               5,218
Goodwill, net of amortization                                                            906                 906
Deferred income taxes, noncurrent                                                      2,710               2,632
                                                                                 -------------       -------------
                                                                                 $   157,430         $   152,399
                                                                                 =============       =============

                                   LIABILITIES

Current liabilities:
     Accrued payroll and related costs                                           $    10,293         $    12,984
     Accounts payable and other current liabilities                                   14,237              16,968
     Deferred revenue                                                                  2,358               5,451
                                                                                 -------------       -------------

          Total current liabilities                                                   26,888              35,403

                              SHAREHOLDERS' EQUITY

Total shareholders' equity                                                           130,542             116,996
                                                                                 -------------       -------------

Total liabilities and shareholders' equity                                       $   157,430         $   152,399
                                                                                 =============       =============

                           SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                       SIX MONTHS
                                                                                                      ENDED JUNE 30
                                                                                         -----------------------------------
                                                                                               2002                  2001
                                                                                               ----                  ----

Cash flows from operating activities:
      Net income                                                                          $    12,646           $    11,917
                                                                                         -------------         -------------

      Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
          Depreciation and amortization                                                         1,036                 1,322
          Goodwill                                                                                  0                    38
          Realized losses on sales of available-for-sale securities                               (53)                    0
          Deferred income taxes                                                                   (78)                  286
          Compensation expense related to stock options                                             0                    41
          Loss on equity investments                                                                0                   539
          Changes in assets and liabilities:

               Accounts receivable, net                                                         5,114                 2,313
               Advance billing and other assets                                                  (234)               (1,575)
               Accrued payroll and other liabilities                                           (5,425)                 (662)
               Deferred revenues                                                               (3,093)                  999
                                                                                         -------------         -------------

          Net cash provided by operating activities                                             9,913                15,218
                                                                                         -------------         -------------

Cash flows provided by (used in) investing activities,
          Property and equipment expenditures                                                    (704)               (1,836)
          Equity and other investments                                                              0                  (301)
          Purchase of available-for-sale securities                                           (15,175)               (12,770)
          Proceeds from sales of available-for-sale securities                                 19,335                 3,889
                                                                                         -------------         -------------

          Net cash provided by (used in) investing activities                                   3,456               (11,018)
                                                                                         -------------         -------------

Cash flows provided by financing activities:
          Net proceeds from issuance of stock                                                   3,669                   887
          Common stock repurchases                                                             (2,905)                 (765)
                                                                                         -------------         -------------

          Net cash provided by financing activities                                               764                   122
                                                                                         -------------         -------------

Effect of foreign currency exchange rate changes on cash                                          206                  (330)
                                                                                         -------------         -------------

Net increase in cash and cash equivalents                                                      14,340                 3,992

Cash and cash equivalents, beginning of period                                                 88,010                73,478
                                                                                         -------------         -------------


Cash and cash equivalents, end of period                                                  $   102,350           $    77,470
                                                                                         =============         =============


The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of June 30, 2002, the results of their operations for the three and six month periods ended June 30, 2002 and June 30, 2001, and cash flows for the six months ended June 30, 2002 and June 30, 2001. The year end condensed balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2001.

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel (India) Limited ("Syntel India"), an Indian limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company, Syntel Canada Inc., ("Syntel Canada") a Canada limited liability company, Syntel Deutschland GmbH, ("Syntel Germany") a Germany limited liability Company, Syntel Hong Kong Ltd., ("Syntel Hong Kong") a Hong Kong limited liability Company, Syntel Mauritius Limited, ("Syntel Mauritius") a Mauritius limited liability Company and Syntel "Australia" Pty. Limited, ("Syntel Australia"), an Australian limited liability Company. All intercompany balances and transactions have been eliminated.

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

At June 30, 2002 and 2001, approximately $50,068 thousand and $53,742 thousand, respectively, represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are certificates of deposit, corporate bonds, and treasury notes held by various banking institutions including other U.S.-based and local India-based banks.

6.   EQUITY

During the second quarter of 2002, Syntel Inc. issued 322,210 warrants at $ 7.25 per share. Under the terms of the agreement, certain milestones are required to be met in order for the holder to exercise these warrants. It is not probable such milestones will be met. Accordingly, the impact of such issuance has not been given in the accompanying statements or earnings-per-share calculations. The warrants have a term of 10 years and were issued with a retroactive effective date of October 16, 2000.

7. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months period ended June 30, 2002 and 2001 was as follows (in thousands):



                                                     Three Months Ended                  Six Months Ended
                                                     ------------------                  ----------------

                                                          June 30                            June 30
                                                          -------                            -------

                                                     2002         2001               2002              2001
                                                     ----         ----               ----              ----

         Net income                                 $6,284       $6,352             $12,646           $11,917

         Other comprehensive income
         Foreign currency translation adjustments      192          (20)                135              (183)
                                                    -------      -------           --------          --------

         Total comprehensive income                 $6,476       $6,332             $12,781           $11,734
                                                    =======      =======           ========          ========



8.    EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.



                                                                   Three Months Ended
                                                         June 30, 2002               June 30, 2001
                                                         --------------              -------------
                                                     Weighted    Earnings         Weighted     Earnings
                                                      Average      per            Average        per
                                                      Shares      share            Shares       share
                                                      ------      -----            ------       -----
                                                          (in thousands, except per share earnings)

         Basic earnings per share                     39,038     $  0.16         38,464        $  0.17
         Net dilutive effect of stock options
             outstanding                               1,101         -              377          (0.01)
                                                      ------     -------         ------        -------

         Diluted earnings per share                   40,139     $  0.16         38,841        $  0.16
                                                      ======     =======         ======        =======



                                                                     Six Months Ended
                                                        June 30, 2002                 June 30, 2001
                                                       --------------                 -------------
                                                    Weighted    Earnings          Weighted     Earnings
                                                     Average       per            Average        per
                                                      Shares      share           Shares        share
                                                      ------      -----           ------        -----
                                                           (in thousands, except per share earnings)

         Basic earnings per share                     39,028     $  0.32         38,468        $  0.31
         Net dilutive effect of stock options
             outstanding                               1,180       (0.01)           360            -
                                                      ------     -------         ------        -------

         Diluted earnings per share                   40,208     $  0.31         38,828        $  0.31
                                                      ======     =======         ======        =======


9.    SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three and six months period ended June 30, 2002 and June 30, 2001 is as follows:



                                                Three Months Ended                   Six Months Ended
                                                ------------------                   ----------------
                                          June 30, 2002   June 30, 2001       June 30, 2002   June 30, 2001
                                          -------------   -------------       -------------   -------------
                                                  (In thousands)                      (In thousands)
         Revenues:
            Applications Outsourcing         $26,726         $26,551            $54,193         $52,056
            e-Business                         8,572          10,360             17,129          21,751
            TeamSourcing                       4,202           6,042              8,668          11,898
                                             -------         -------            -------         -------
                                              39,500          42,953             79,990          85,705
Gross Profit:
            Applications Outsourcing          11,978          11,462             24,121          21,528
            e-Business                         3,121           3,638              6,182           7,783
            TeamSourcing                         498           1,516              1,225           2,912
                                             -------         -------            -------         -------
                                              15,597          16,616             31,528          32,223


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues decreased 8.0% to $39.5 million in the second quarter of 2002 from $42.9 million in the second quarter of 2001. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of June 30, 2002 increased to 1,781 compared to 1,551 as of June 30, 2001.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $26.7 million for the second quarter of 2002, or 67.7% of total revenues, from $26.6 million, or 61.8% of second quarter revenues for 2001. The revenues for first six months of 2002 increased to $54.2 million, or 67.7% of total revenues, from $52.1 million or 60.7% of total revenues for the first six months of 2001. The $0.1 million increase for the second quarter was attributable principally to net growth in new engagements, contributing approximately $6.5 million, largely offset by $6.4 million in lost revenues as a result of project completion. The $2.1 million increase for first six months of 2002 was attributable principally to net growth in new engagements, contributing approximately $11.7 million, largely offset by $9.6 million in lost revenues as a result of projects completion.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 55.2% of total Applications Outsourcing revenues for the second quarter of 2002, from 56.8% for the second quarter of 2001. Cost of Revenues for the first six months of 2002 decreased to 55.5% of total Applications Outsourcing revenues, from 58.6% for the first six months of 2001. Both 1.6% and 3.1% decrease in cost of revenues, as a percent of revenues for the second quarter and for the first six months of 2002 was attributable to the increase in higher margin offshore component of the overall services.

E-BUSINESS REVENUES. e-Business revenues decreased to $8.6 million for the second quarter of 2002, or 21.7% of total consolidated revenues, from $10.4 million, or 24.1% of total consolidated revenues for the second quarter of 2001. The $1.8 million decrease for the second quarter was attributable principally to lost revenues as a result of project completions, contributing approximately $4.1 million, partially offset by new business revenues of $2.3 million. Revenues for the first six months of 2002 decreased to $17.1 million, or 21.4% of total revenues, from $21.8 million or 25.4% of total revenues for the first six months of 2001. The $4.6 million decrease for the six months of 2002 was attributable principally to lost revenues as a result of project completions, contributing approximately $9.1 million, partially offset by new business revenues of $4.5 million.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 63.6% of total e-Business revenues for the second quarter of 2002, from 64.9% for the second quarter of 2001. For the first six months of 2002, e-Business costs of revenues decreased to 63.9% of total e-business revenues, from 64.2% for the first six months of 2001. Both 1.3% and 0.3% decrease in cost of revenues as a percent of total e-business revenues for the first three and six months of 2002, respectively, was attributable primarily to improved onsite utilization rates.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $4.2 million for the second quarter of 2002, or 10.6% of total revenues, down from $6.0 million, or 14.1% of total revenues for the second quarter of 2001. For the first six months of 2002, TeamSourcing revenues decreased to $8.7 million, or 10.8% of total revenues, down from $11.9 million or 13.9% of total revenues for the first six months of 2001. Both the $1.8 million decrease for the second quarter as well as the $3.2 million decrease for the first six months of 2002 were principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus away from this segment and focusing on higher margin Segments.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 88.1% of TeamSourcing revenues for the second quarter of 2002, from 74.9% for the second quarter of 2001. The cost of revenues as a percent of revenues increased to 85.9% of total TeamSourcing revenues for the six month period ended Jun 30, 2002, from 75.5% for the six month period ending June 30, 2001. Both the 13.2% and 10.4% increase in cost of revenues as a percent of total TeamSourcing revenues for the first three and six months of 2002, respectively, was attributable primarily to lower utilization due to the softness in the economy.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended June 30, 2002 were $7.6 million, or 19.4% of total revenues, compared to $8.4 million or 19.6% of total revenues for the three months ended June 30, 2001. The $0.8 million decrease was attributable principally to decrease in compensation costs due to reduced corporate staff in US and UK, reversal of bonus provisions in US, reduction in the depreciation expenses due to fully depreciated assets and recovery of previously reserved for receivable contributing approximately $0.9 million, $2.8 million, $0.1 million and $0.8 million, respectively. The decrease was partially offset by increase in marketing expenses, office expenses, recognition of current period allowance for doubtful accounts provision in US, recognition of current period bonus provision and increased facility costs at Germany contributing approximately $0.2 million, $0.2 million, $1.1 million, $2.2 million and $0.1 million, respectively. Selling, General and Administrative Expenses decreased to $15.7 million, or 19.6% of total revenues for the six month period ending June 30, 2002 from $17.2 million or 20.1% of total revenue for the same period in 2001. The decrease of $1.5 million in Selling, General and Administrative expenses in six month period ended June 30, 2002 over the same period in 2001 was attributable principally to decrease in compensation costs due to reduced corporate staff in US and UK, reversal of bonus provisions in US, reduction in the depreciation expenses due to fully depreciated assets and recovery of previously reserved for receivable contributing approximately $1.8 million, $2.8 million, $0.4 million and $0.8 million, respectively. The decrease was partially offset by increase in marketing expenses, office expenses, recognition of current period allowance for doubtful accounts in US, recognition of current period bonus provision, travel, office rent, telecommunication and increased facility costs at Germany contributing approximately $0.2 million, $0.2 million, $1.1 million, $2.2 million, $0.1 million, $0.1 million, $0.1 million and $0.3 million, respectively.


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

Net cash generated by operating activities was $9.9 million for the first six months of 2002, compared to $15.2 million for the first six months of 2001. The number of days sales outstanding in accounts receivable was approximately 59 days and 62 days as of June 30, 2002 and June 30, 2001, respectively.

Net cash provided by investing activities was $3.4 million for the first six months of 2002, consisted principally of $19.3 million for proceeds from sale of available-for-sale securities, partially offset by $15.2 million for purchase of available-for- sale securities and $ 0.7 million for capital expenditures, consisting principally of computer equipment and communication equipment. Net cash used in investing activities was $11.0 million for the six months of 2001, consisted principally of $12.8 million for purchase of available-for- sale securities, $1.1 million for the acquisition of land for construction of the new development and training center in Pune, India, $0.7 million in computer equipment and $0.3 million in equity and other investments partially offset by $3.9 million for proceeds from sale of available-for-sale securities.

Net cash provided by financing activities was $0.8 million and $0.1 million for the first six months of 2002 and 2001, respectively. Cash provided by financing activities for the first six months of 2002 consisted principally of $3.7 million for the proceeds from the exercise of stock options; offset by common stock repurchases of $2.9 million. Cash provided by financing activities for the first six months of 2001 consisted principally of $0.9 million for the proceeds from the exercise of stock options; offset by common stock repurchases of $0.8 million.

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2002. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At June 30, 2002, there was no indebtedness outstanding under the line of credit. The letters of credit bear 1% fee of the face value payable annually in advance. Borrowings under the line of credit bear interest at 1) a formula approximating the bank's Eurodollar rate plus applicable margin of 1.25% or 2) the bank's prime rate plus 1.25%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142

"Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, "Intangible Assets". In accordance with SFAS No. 141 and 142, effective for the Company's year ended December 31, 2002, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The standards have been adopted as of January 1, 2002 and have not had a material effect on the financial statements. As of June 30, 2002, net goodwill was approximately $906,000.

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

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting of shareholders on Friday, May 17, 2002. At the meeting, Neerja Sethi and Douglas E. Van Houweling were elected directors of the Corporation to serve three year terms until the annual meeting of shareholders in 2005. The vote of the shareholders with regard to the election of Ms. Sethi as a director was 37,594,483 shares FOR and 204,489 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Van Houweling as a director was 37,794,367 shares FOR and 4,605 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: Paritosh K. Choksi, Bharat Desai, and George R. Mrkonic.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.          Description

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Syntel, Inc.
                                       ------------
                                       (Registrant)




Date   August 12, 2002                 By    /s/ Bharat Desai
                                       -----------------------
                                       Bharat Desai, President and
                                       Chief Executive Officer




Date  August 12, 2002                  By    /s/ Keshav Murugesh
                                       -------------------------
                                       Keshav Murugesh, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.          Description

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002