Form 10-Q
period 2002-09-30
SYNTEL INC
filed 2002-11-05
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2002  or
                               --------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-22903
                       -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Michigan                                    38-2312018
        -----------------------------                          ----------
       (State or Other Jurisdiction of                        (IRS Employer
        Incorporation or Organization)                      Identification No.)


525 E. Big Beaver Road, Suite 300, Troy, Michigan                48083
-------------------------------------------------               --------
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

Yes        X             No
    -----------------       ----------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 38,746,271 shares issued and outstanding as of October 9, 2002.

                                  SYNTEL, INC.

                                      INDEX

                                                                              Page
                                                                              ----
Part I Financial Information

        Item 1 Financial Statements
                    Condensed Consolidated Statement of Income                  3
                    Condensed Consolidated Balance Sheet                        4
                    Condensed Consolidated Statement of Cash Flows              5
                    Notes to the Condensed Consolidated Financial Statements    6
        Item 2 Management's Discussion and Analysis of                          8
                  Financial Condition and Results of Operations

Part II Other Information                                                      12
Signatures                                                                     13
Certificate of Principal Executive officer                                     14
Certificate of Principal Financial officer                                     15

                          SYNTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       3 MONTHS                              9 MONTHS
                                                                     ENDED SEPT 30                         ENDED SEPT 30
                                                         -------------------------------------- ------------------------------------
                                                                       2002               2001               2002              2001
                                                                       ----               ----               ----              ----
Revenues                                                   $         42,126     $       43,257    $       122,116    $      128,962
Cost of revenues                                                     23,332             26,726             71,794            80,208
                                                         -------------------  ----------------- ------------------ -----------------
Gross profit                                                         18,794             16,531             50,322            48,754
Selling, general and administrative expenses                          7,976              8,622             23,645            25,871
                                                         -------------------  ----------------- ------------------ -----------------

Income from operations                                               10,818              7,909             26,677            22,883
Other income, principally interest                                      795              1,108              2,206             2,977
                                                         -------------------  ----------------- ------------------ -----------------

     Income before income taxes                                      11,613              9,017             28,883            25,860
Income taxes                                                          2,924              2,471              7,548             6,858
                                                         -------------------  ----------------- ------------------ -----------------

     Net income before loss from equity
     investment in unconsolidated subsidiaries                        8,689              6,546             21,335            19,002

Loss from equity investment in unconsolidated
subsidiaries                                                              0                213                  0               752
                                                         -------------------  ----------------- ------------------ -----------------

     Net income                                            $          8,689     $        6,333    $        21,335    $       18,250
                                                         ===================  ================= ================== =================

EARNINGS PER SHARE
     Basic                                                 $           0.22     $         0.16    $          0.55    $         0.47
     Diluted                                               $           0.22     $         0.16    $          0.53    $         0.47

     Weighted average common shares
     outstanding - diluted                                           39,816             38,826             40,077            38,827

     Basic Shares outstanding                                        39,016             38,436             39,024            38,457


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                          2002          2001
                                                          ----          ----
                                     ASSETS
Current assets:
     Cash and cash equivalents                          $116,625     $ 88,010
     Investments, marketable securities                    8,260       17,203
     Accounts receivable, net                             25,500       30,982
     Advanced billings and other current assets            7,739        7,448
                                                        --------     --------
          Total current assets                           158,124      143,643

Property and equipment                                    20,234       19,041
     Less accumulated depreciation                        15,245       13,823
                                                        --------     --------

          Property and equipment, net                      4,989        5,218

Goodwill, net of amortization                                906          906

Deferred income taxes, noncurrent                          2,730        2,632
                                                        --------     --------

                                                        $166,749     $152,399
                                                        ========     ========

                                 LIABILITIES

Current liabilities:
     Accrued payroll and related costs                  $  9,793     $ 12,984
     Accounts payable and other current liabilities       14,429       16,968
     Deferred revenue                                      3,148        5,451
                                                        --------     --------

          Total current liabilities                       27,370       35,403

                             SHAREHOLDERS' EQUITY

Total shareholders' equity                               139,379      116,996
                                                        --------     --------

Total liabilities and shareholders' equity              $166,749     $152,399
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                           SYNTEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS
                                                                                 ENDED SEPTEMBER 30
                                                                            ----------------------------
                                                                                 2002        2001
                                                                                 ----        ----
Cash flows from operating activities:
      Net income                                                              $  21,335    $  18,250

      Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
          Depreciation and amortization                                           1,422        1,994
          Realized losses on sales of available-for-sale securities                (390)          (2)
          Deferred income taxes                                                     (98)         690
          Compensation expense related to stock options                               0           41
          Loss on equity investments                                                  0          752
          Changes in assets and liabilities:
               Accounts receivable, net                                           5,721        1,478
               Advance billing and other assets                                    (291)      (2,952)
               Accrued payroll and other liabilities                             (5,730)       3,001
               Deferred revenues                                                 (2,302)       1,229
                                                                              ---------    ---------

          Net cash provided by operating activities                              19,667       24,481
                                                                              ---------    ---------

Cash flows provided by ( used in ) investing activities,
          Property and equipment expenditures                                    (1,193)      (2,264)
          Equity and other investments                                                0         (380)
          Purchase of available-for-sale securities                             (15,175)     (30,808)
          Proceeds from sales of available-for-sale securities                   24,508       14,243
                                                                              ---------    ---------

          Net cash provided by (used in ) investing activities                    8,140      (19,209)
                                                                              ---------    ---------

Cash flows provided by (used in ) financing activities:
          Net proceeds from issuance of stock                                     3,802        1,380
          Common stock repurchases                                               (3,325)      (1,491)
                                                                              ---------    ---------

          Net cash provided by (used in ) financing activities                      477         (111)
                                                                              ---------    ---------

Effect of foreign currency exchange rate changes on cash                            331          (76)
                                                                              ---------    ---------

Net increase in cash and cash equivalents                                        28,615        5,085

Cash and cash equivalents, beginning of period                                $  88,010    $  73,478
                                                                              =========    =========

Cash and cash equivalents, end of period                                      $ 116,625    $  78,563
                                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of September 30, 2002, the results of their operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, and cash flows for the nine months ended September 30, 2002 and September 30, 2001. The year end condensed balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2001.

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

At September 30, 2002 and 2001, approximately $58,790 thousand and $53,325 thousand, respectively, represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are certificates of deposit, corporate bonds, and treasury notes held by various banking institutions including other U.S.-based and local India-based banks.

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

7. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months period ended Sept 30, 2002 and 2001 was as follows (in thousands):

                                                  Three Months Ended               Nine Months Ended
                                                  ------------------               -----------------
                                                        Sept 30                        Sept 30
                                                        -------                        -------
                                                   2002         2001            2002              2001
                                                   ----         ----            ----              ----
        Net income                                $8,689      $6,333          $21,335           $18,250
        Other comprehensive income
        Foreign currency translation adjustments     435        (613)             571              (796)
                                                  ------      ------          -------           -------

        Total comprehensive income                $9,124      $5,720          $21,906           $17,454
                                                  ======      ======          =======           =======

8. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                                     Three Months Ended
                                                      Sept 30, 2002                     Sept 30, 2001
                                                      -------------                     -------------
                                                  Weighted      Earnings             Weighted      Earnings
                                                  Average         per                Average         per
                                                   Shares        share                Shares        share
                                                   ------        -----                ------        ------
                                                          (in thousands, except per share earnings)
        Basic earnings per share                   39,016        $  0.22               38,436       $  0.16
        Net dilutive effect of stock options
            outstanding                               800              -                  390             -
                                                 ---------      ---------            ---------     ---------
        Diluted earnings per share                 39,816        $  0.22               38,826       $  0.16
                                                 =========      =========            =========     =========

                                                                      Nine Months Ended
                                                      Sept 30, 2002                      Sept 30, 2001
                                                      -------------                      -------------
                                                 Weighted       Earnings            Weighted      Earnings
                                                 Average          per               Average          per
                                                  Shares         share               Shares         share
                                                  ------         -----               ------         -----
                                                          (in thousands, except per share earnings)
        Basic earnings per share                   39,024        $  0.55               38,457       $  0.47
        Net dilutive effect of stock options
            outstanding                             1,053          (0.02)                 370             -
                                                 ---------      ---------            ---------     ---------
        Diluted earnings per share                 40,077        $  0.53               38,827       $  0.47
                                                 =========      =========            =========     =========

9. SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three and nine months period ended Sept 30, 2002 and Sept 30, 2001 is as follows:

                                                           Three Months Ended                        Nine Months Ended
                                                           ------------------                        -----------------
                                                  Sept 30, 2002        Sept 30, 2001        Sept 30, 2002     Sept 30, 2001
                                                  -------------        -------------        -------------     -------------
                                                             (In thousands)                         (In thousands)
        Revenues:
             Applications Outsourcing                $  29,100          $   28,742            $  83,293         $  80,798
             e-Business                                  9,332               8,917               26,461            30,668
             TeamSourcing                                3,694               5,598               12,362            17,496
                                                    ----------         -----------           ----------        ----------
                                                        42,126              43,257              122,116           128,962
        Gross Profit:
             Applications Outsourcing                   14,414              12,485               38,535            34,013
             e-Business                                  3,971               3,015               10,153            10,798
             TeamSourcing                                  409               1,031                1,634             3,943
                                                    ----------         -----------           ----------        ----------
                                                        18,794              16,531               50,322            48,754

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues decreased 2.6% to $42.1 million in the third quarter of 2002 from $43.3 million in the third quarter of 2001. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of Sept 30, 2002 increased to 1,938 compared to 1,421 as of Sept 30, 2001.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $29.1 million for the third quarter of 2002, or 69.1% of total revenues, from $28.7 million, or 66.4% of third quarter revenues for 2001. The revenues for first nine months of 2002 increased to $83.3 million, or 68.2% of total revenues, from $80.8 million or 62.7% of total revenues for the first nine months of 2001. The $0.4 million increase for the third quarter was attributable principally to net growth in new engagements, contributing approximately $8.9 million, reversal of reserve (created in June 2002 which was determined to no longer be required), surrounding a contract renegotiation, contributing approximately $0.6 million, largely offset by $9.1 million in lost revenues as a result of project completion. The $2.5 million increase for first nine months of 2002 was attributable principally to net growth in new engagements, contributing approximately $21.2 million, largely offset by $18.7 million in lost revenues as a result of projects completion.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 50.5% of total Applications Outsourcing revenues for the third quarter of 2002, from 56.6% for the third quarter of 2001. Cost of Revenues for the first nine months of 2002 decreased to 53.7% of total Applications Outsourcing revenues, from 57.9% for the first nine months of 2001. Both the 6.1% and 4.2% decreases in cost of revenues, as a percent of revenues for the third quarter and for the first nine months of 2002 were attributable to the increase in higher margin offshore component of the overall services.

e-BUSINESS REVENUES. e-Business revenues increased to $9.3 million for the third quarter of 2002, or 22.2% of total consolidated revenues, from $ 8.9 million, or 20.6% of total consolidated revenues for the third quarter of 2001. The $0.4 million increase for the third quarter was attributable principally to net growth in new engagements, contributing approximately $3.1 million, largely offset by $2.7 million in lost revenues as a result of project completion. Revenues for the first nine months of 2002 decreased to $26.5 million, or 21.7% of total revenues, from $30.7 million or 23.8% of total revenues for the first nine months of 2001. The $4.2 million decrease for the nine months of 2002 was attributable principally to lost revenues as a result of project completions, contributing approximately $11.8 million, largely offset by new business revenues of $7.6 million.

e-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 57.4% of total e-Business revenues for the third quarter of 2002, from 66.2% for the third quarter of 2001. For the first nine months of 2002, e-Business costs of revenues decreased to 61.6% of total e-business revenues, from 64.8% for the first nine months of 2001. Both 8.8% and 3.2% decrease in cost of revenues as a percent of total e-business revenues for the three and nine months of 2002, respectively, was attributable primarily to improved onsite utilization rates.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $3.7 million for the third quarter of 2002, or 8.8% of total revenues, down from $5.6 million, or 12.9% of total revenues for the third quarter of 2001. For the first nine months of 2002, TeamSourcing revenues decreased to $12.4 million, or 10.1% of total revenues, down from $17.5 million or 13.6% of total revenues for the first nine months of 2001. Both the $1.9 million decrease for the third quarter and the $5.1 million decrease for the first nine months of 2002 were principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus away from this segment and focusing on higher margin segments.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 88.9% of TeamSourcing revenues for the third quarter of 2002, from 81.6% for the third quarter of 2001. The cost of revenues as a percent of revenues increased to 86.8% of total TeamSourcing revenues for the nine months period ended Sept 30, 2002, from 77.5% for the nine months period ending Sept 30, 2001. Both the 7.3% and 9.3% increase in cost of revenues as a percent of total TeamSourcing revenues for the three and nine months of 2002, respectively, was attributable primarily to lower utilization due to the softness in the economy.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended Sept 30, 2002 were $7.97 million, or 18.9% of total revenues, compared to $8.6 million or 19.9% of total revenues for the three months ended Sept 30, 2001. The $0.6 million decrease was attributable principally to a decrease in compensation costs due to reduced corporate staff in US and UK ($1.5 million), reduction in telecommunication costs ($0.1 million) and reversal of outstanding checks pertaining to earlier periods ($0.1 million). The decrease was largely offset by increase in travel ($0.1 million), office rent ($0.1 million), marketing expenses ($0.1 million), recognition of current period allowance for doubtful accounts provision ($0.7 million) and increased facility costs at Germany ($0.1 million). Selling, general and administrative expenses decreased to $23.6 million, or 19.4% of total revenues for the nine months period ending Sept 30, 2002 from $25.9 million or 20.1% of total revenue for the same period in 2001. The decrease of $2.3 million in selling, general and administrative expenses in the nine months period ended Sept 30, 2002 over the same period in 2001 was attributable principally to decrease in compensation costs due to reduced corporate staff in US and UK ($3.3 million), reversal of bonus provisions in US ($2.8 million), reduction in the depreciation expenses due to fully depreciated assets ($0.4 million), reversal of outstanding checks pertaining to earlier periods ($0.3 million) and recovery of previously reserved for receivable ($0.8 million). The decrease was partially offset by increase in marketing expenses ($0.3 million), office expenses ($0.2 million), telecommunication costs ($0.1 million), recognition of current period allowance for doubtful accounts in US ($1.8 million), recognition of current period bonus provision ($2.2 million), travel ($0.1 million), office rent ($0.2 million) and increased facility costs at Germany ($0.4 million).


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

Net cash generated by operating activities was $ 19.7 million for the first nine months of 2002, compared to $ 24.5 million for the first nine months of 2001. The number of days sales outstanding in accounts receivable was approximately 54 days and 61 days as of Sept 30, 2002 and Sept 30, 2001, respectively.

Net cash provided by investing activities was $8.1 million for the first nine months of 2002, consisting principally of $24.5 million for proceeds from sale of available-for-sale securities, partially offset by $15.2 million for purchase of available-for- sale securities and $ 1.2 million for capital expenditures, consisting principally of computer equipment and communication equipment. Net cash used in investing activities was $19.2 million for the nine months of 2001, consisting principally of $30.8 million for purchase of available-for- sale securities, $1.1 million for the acquisition of land for construction of the new development and training center in Pune, India, $1.1 million in capitalized software costs and computer equipment and $0.4 million in equity and other investments, partially offset by $14.2 million for proceeds from sale of available-for-sale securities.

Net cash provided by financing activities for the first nine months of 2002 totalled approximately $0.5 million, consisting principally of $3.8 million for the proceeds from the exercise of stock options, offset by common stock repurchases of $3.3 million. Net cash used in financing activities for the first nine months of 2001 totalled approximately $0.1 million, consisted principally of $1.5 million for the common stock repurchases, offset by proceeds from the exercise of stock options of $1.4 million.

The Company renewed its line of credit with Bank One, which provides for borrowings up to $20.0 million and expires on August 31, 2003. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At September 30, 2002, there was no indebtedness outstanding under the line of credit. The letters of credit bear a 1% fee of the face value payable annually in advance. Borrowings under the line of credit bear interest at 1) a formula approximating the bank's Eurodollar rate plus applicable margin of 1.25% or 2) the bank's prime rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, "Intangible Assets". In accordance with SFAS No. 141 and 142, effective for the Company's year ended December 31, 2002, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The standards have been adopted as of January 1, 2002 and have not had a material effect on the financial statements. As of September 30, 2002, net goodwill was approximately $906,000.

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

(a) Exhibits

Exhibit No.               Description

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three month period ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SYNTEL, INC.




Date  October 30, 2002                       By     /s/ Bharat Desai
                                                 -----------------------
                                             Bharat Desai, President and
                                             Chief Executive Officer




Date  October 30, 2002                       By     /s/ Keshav Murugesh
                                                 -----------------------
                                             Keshav Murugesh, Chief Financial
                                             Officer

                                 CERTIFICATIONS

         I, Bharat Desai, Chief Executive Officer of Syntel, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Syntel, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  October 30, 2002




By      /s/ Bharat Desai
  -------------------------------------------
Bharat Desai, Chief Executive Officer

                                 CERTIFICATIONS

         I, Keshav Murugesh, Chief Financial Officer of Syntel, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Syntel, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  October 30, 2002
     ----------------------------------------




By      /s/ Keshav Murugesh
     ----------------------------------------
Keshav Murugesh, Chief Financial Officer

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