Form 10-K
period 2002-12-31
SYNTEL INC
filed 2003-03-31
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

                           Yes   X
                               -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes  X   No
                                            -----   -----

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 13, 2003, based on the last sale price of $ 17 per share for the Common Stock on the NASDAQ National Market on such date, was approximately $107,762,031.

         As of March 13, 2003, the Registrant had 39,411,877 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on or about June 6, 2003 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly-owned subsidiaries in India, the UK, Singapore, Mauritius, Germany, Australia, Canada and Hong Kong on a consolidated basis.

OVERVIEW

         Syntel is a worldwide provider of information technology services to Fortune 1000 companies, as well as to government entities, incorporated under Michigan law on April 15, 1980. The Company's service offerings are grouped into three segments, E-business, Applications Outsourcing, and TeamSourcing(R). E-business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) services. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business Applications. TeamSourcing consists of professional information technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

         Through its E-business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involves services in the areas of web architecture, web-enabling legacy Applications, as well as the creation of web portals. CRM involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Applications Outsourcing involves consulting and Applications Outsourcing services designed to better integrate Front Office and Back Office Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including BEA Systems, BroadVision, IBM, Microsoft, Siebel, Sun Microsystems, TIBCO and Oracle. These partnerships will provide the Company with increased opportunities for market penetration.

         Through Applications Outsourcing, Syntel provides higher-value Applications management services for ongoing management, development and maintenance of customers' business Applications. Syntel assumes responsibility for and manages selected Applications support functions of the customer. Utilizing its developed methodologies, processes and tools, known as

IntelliTransfer(R), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. In 2002 and 2001, E-business and Applications Outsourcing services combined accounted for approximately 91% and 87% of total consolidated revenues, respectively.

         Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT Applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 9% and 13% of revenues, for the years ended December 31, 2002 and 2001, respectively.

         The Company's Global Delivery Service provides Syntel with flexibility to deliver to each customer a unique mix of services on-site at the customer's location, off-site at Syntel's U.S. locations and offshore at Global Development Centers in Mumbai, Chennai and Pune, India. The benefits to the customer from this customized service approach include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week and cost-effectiveness. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world largely unconstrained by geography, time zones or cultures.

         Syntel provides its services to a broad range of Fortune 1000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 2002, based on revenues, were American Express Company, Target Corporation, American International Group, Inc., HCA Inc. and Humana Inc. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value E-business and Applications Outsourcing services. During recent years, the Company has focused on increasing its resources in the development, marketing and sales of its E-business and Applications Outsourcing services.

         The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2002, Syntel's worldwide billable headcount consisted of 2,155 IT consultants providing professional services to Syntel's customers.

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

GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 2002, approximately 39% of Syntel's U.S. workforce (17% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 27% of the Company's U.S. workforce (12% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (INS) limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas, that may be issued.

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

CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 71%, 68%, and 62% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002 there was one customer who contributed revenues in excess of 10% of total consolidated revenues however in 2001 there were three customers who contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2002 and 2001 was American Express Company accounting for approximately 18% of revenues for each of the years ended December 31, 2002 and 2001.

The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customer's businesses, any failure by Syntel to meet a customer's expectations could result in cancellation or non-renewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Many of the Company's contracts are terminable by the customer with limited notice and without penalty. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition.

EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 2002, the Company had approximately 44% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 15%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Four" accounting firms, systems consulting and implementation firms, Applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and E-business services, the Company competes primarily with companies in the domestic and global arena. In the domestic area, Syntel competes against IBM Global Solutions, Keane, EDS, Accenture and Computer Sciences Corporation. In the global arena, Syntel is increasingly competing successfully against a number of India based companies including TCS, Infosys, and Wipro. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. India based Companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

ABILITY TO MANAGE GROWTH. While the Company has experienced flat revenues over the past three years, it has historically experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Additionally, ongoing changes in the delivery mix from onsite to offshore staffing has placed additional operational and structural demands. Revenues have increased from $45.3 million in 1993 to $161.5 million in 2002, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 2,155 as of December 31, 2002. The Company established sales offices in London, England in 1996 and in Hong Kong in 2001, opened sales and service offices in Singapore in May 1997 and in Munich, Germany in 2001 and has expanded its Global Development Centers in Mumbai, Chennai and Pune, India and expects to begin construction of a new development and training center in Pune, India during the first quarter of 2003. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. The Company has historically derived most of its revenues from professional IT staffing services (TeamSourcing). However, in recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its Applications Outsourcing business, with increased focus on outsourcing services for ongoing Applications management, development, and maintenance. Additionally, the Company has invested in the development of its emerging and rapidly growing E-business practice. A key factor in the Company's growth strategy is to increase outsourcing service engagements and E-business with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Applications Outsourcing and E-business in recent years, as well as the improvement in the Company's direct margins. However, Applications Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customer's organization, as compared with traditional IT staffing services. Additionally, while the sales cycle for many E-business engagements tend to be shorter (1 to 6 months), many engagement duration are short (3 to 6 months), requiring increased sales and marketing. While the Company has strengthened its experience and strength in marketing, developing, and performing such services, there can be no assurance that the Company's increased focus on outsourcing services and E-business will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

FIXED-PRICE ENGAGEMENTS. The Company undertakes, from time to time, certain engagements billed on a fixed-price basis, as distinguished from the Company's principal method of billing on a time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues represented approximately 50%, 36% and 25% of total revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

POTENTIAL LIABILITY TO CUSTOMERS. Many of the Company's engagements involve IT services that are critical to the operations of its customers' businesses. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its IT services, there can be no assurance that the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

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

        During the year ended December 31, 2000, management determined that the goodwill associated with the 1999 acquisition of Metier, Inc. (Metier) was impaired, resulting in a $21.6 million pretax charge, which included a provision of $2.6 million for the estimated costs of a settlement with the Metier shareholders. During the year ended December 31, 2001 management determined it was appropriate to write off the value of certain impaired investments and software development costs related to the Company's incubator investments, resulting in a one-time, non-cash charge of $4.1 million (net of tax).

        The consideration for the Metier acquisition in 1999 included a $1.6 million dollar payment to the Metier shareholders in April 2000 and 300,000 shares of Syntel stock, which were to be issued in September 2000. These shares were included in basic shares outstanding and the fair value of the shares to be issued, $ 4.7 million, was recorded as additional paid-in capital at the date of acquisition. During 2000, the Company entered into litigation with the former shareholders of Metier and the $1.6 million dollar payment was not made and the 300,000 shares were not issued. The acquisition agreement provided Metier shareholders with the right to put the shares to the Company under certain conditions. Accordingly, the $ 4.7 million has been reclassified from additional paid in capital for all periods presented. After the reclassification the accrued Metier liability at December 31, 2001 was $ 8.9 million, which was comprised of the fair value of the 300,000 shares, the $1.6 million payment referred to above and the estimated settlement costs of $2.6 million. The number of shares used in the Company's computations of basic and diluted earnings per share have been adjusted to remove the 300,000 shares. This adjustment did not change the reported earnings per share for the previously reported periods.

        In April 2002, the Company reached a resolution with the Metier shareholders wherein the $1.6 million dollar payment was not made, the 300,000 shares were not issued and Syntel paid $2.3 million in settlement and legal costs. During the second quarter, the Company determined that the remaining $6.6 million of the accrued Metier liability, no longer required as a result of the settlement with the Metier shareholders, should remain accrued for the estimated costs associated with Metier-related and other litigation. In the fourth quarter, the Company settled certain of the Metier related and other litigation and in connection with these settlements, reversed approximately $5.7 million of the accrued Metier liability. Approximately $ 0.9 million remains in accrued Metier liabilities at December 31, 2002 and is related to litigation that is expected to be resolved in 2003.

LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Syntel(R), Consider IT Done(R), Method 2000(R), IntelliSourcing(R), IntelliTransfer(R), Syntel Y2K Consultant Online(R), TeamSourcing(R) IntelliCapture(SM), Latest to Legacy (SM) and Digital Blueprinting-Build-Optimize(R). The Company has submitted federal trademark applications to register certain names for its service offerings. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

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

SYNTEL SOLUTION

         Syntel provides E-business solutions in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Outsourcing (EAI). The Company's approach involves taking an enterprise wide view of the customer's technology and business environment to ensure comprehensive solution integration. This view is termed the Digital Ecosystem. Syntel's methodology for implementing its E-business services involves Digital Blueprinting/Build/Optimize(R). In the Digital Blueprinting phase, Syntel's teams analyze the customers current technology environment, their business objectives, and begins architecting the E-business solution to meet these objectives. In the Build phase, Syntel actually constructs the technology Applications and integrates the necessary package Applications for the customer. In the Optimize phase, Syntel provides ongoing, cost effective maintenance and enhancement services for the newly created Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including BEA Systems, BroadVision, IBM, Microsoft, Siebel, Sun Microsystems, TIBCO and Oracle. These partnerships will provide the Company with increased opportunities for market penetration.

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

         In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. Construction of the center is expected to begin during the first quarter of 2003. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately fifteen months with the capacity for about 1,800 persons.

FOCUS ON CUSTOMER SERVICE. The Syntel corporate culture reflects a "customer for life" philosophy which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. At engagement initiation, Syntel's services are typically based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes, IT Applications and industry, Syntel gains a competitive advantage to perform additional higher-value IT services for that customer.

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

CONTINUE TO GROW APPLICATIONS OUTSOURCING SERVICES. Through Applications Outsourcing, the Company markets its higher value Applications management services for ongoing Applications management, development and maintenance. In recent years, the Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing and E-business services, including the hiring of additional salespeople and senior managers, redirecting personnel experienced in the sale of higher value contracts, developing proprietary methodologies, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal.

EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's sales efforts include migrating existing TeamSourcing customers to higher value E-business and Applications Outsourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, manufacturing, retail, transportation, and information/communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

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

PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES. During the year ended December 31, 2002, the Company developed and maintained partnership alliances with several software development firms, including BEA Systems, BroadVision, IBM, Microsoft, Siebel, Sun Microsystems, TIBCO and Oracle. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (i) technology employed; (ii) projected product lifecycles;
(iii) size of the potential market; (iv) software integration requirements of the product; and (v) the reputation of the potential partner. These alliances provided approximately $4.4 million in new business revenues during the year ended December 31, 2002.

SERVICES

         Syntel provides a broad range of IT services through its Applications Outsourcing, E-business and TeamSourcing service offerings. Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance and platform migration services. Through its E-business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) and Enterprise Resource Planning (ERP) software package implementation. Through TeamSourcing, the Company provides professional IT consulting services. During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and E-business services. TeamSourcing, E-business, and Applications Outsourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 2002 and December 31, 2001, E-business and Applications Outsourcing accounted for approximately 91% and 87%, respectively, of the Company's revenues and TeamSourcing represented approximately 9% and 13%, respectively, of the Company's revenues.

         Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2002, more than 94% of Syntel's revenue came from clients the Company has worked with for at least one year. Syntel has earned a host of quality awards, including the Q-1 rating from Ford Motor Company, the "CIO Award" from General Motors, as well as "Preferred Supplier" status with Daimler-Chrysler Corporation receiving the highest rating in each customer service category. The Company has also been recognized by the Target Corporation with a "Best Business Partner Award". Syntel's centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) Level 5, making it one of less than 30 American organizations at this premier level. During 1998, the Company received ISO 9001 Certification. In 2002, Syntel was ranked by Forbes magazine as one of the "Best 200 small companies in America", for the third time as well as recognized as one of the VARBusiness 500. The Company is also a Microsoft Certified Solution Provider.

E-BUSINESS SERVICES

         Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy Applications, and portal development. The Company also provides Customer Relationship Management services, which involve software solutions to put customers in closer touch with their own customers. Syntel helps customers select appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Applications Outsourcing, Syntel takes an enterprise wide view of its customers' environment to implement package software solutions to create better integration, and therefore better information utilization, between front office and back office Applications. Additionally, the Company has entered into several partnerships to provide installation services with leading software firms including BEA Systems, BroadVision, IBM, Microsoft, Siebel, Sun Microsystems, TIBCO and Oracle. These partnerships will provide the Company with increased opportunities for market penetration.

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

         Syntel has developed methodologies, processes and tools to effectively integrate and execute Applications Outsourcing engagements. Referred to as "IntelliTransfer(R)," this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer's personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer, and, finally, seeks to assume responsibility for performance of a particular customer Applications system or systems. As the Company develops an in-depth knowledge of the customer's personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue more value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and Applications of the customer.

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

TECHNICAL SERVICES GROUP

         The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Technical Services Group whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. The Technical Services Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer(R) and IntelliCapture(sm), creating reusable software components through its Innovate methodology to enhance quality and value on customer assignments, and educating Syntel's personnel to improve marketing, sales and delivery effectiveness. The Technical Services Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

         Syntel provides its services to a broad range of Global 2000 corporations principally in the financial services, insurance, manufacturing, retail and healthcare industries. During 2002, the Company provided services to over 139 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2002, include:



FINANCIAL SERVICES                             MANUFACTURING

American Express                               Daimler-Chrysler Corp
Conseco                                        State of FL
FDMS                                           Eaton Corp
OCBC Bank                                      Ford Motor Co.
JP Morgan Chase                                Breed Technology
Bank One                                       Proctor & Gamble
Deloitte Consulting                            Honeywell
Cambio Consulting Inc                          New Venture Gear
Genersys Consulting Services                   Xerox Corp
Wells Fargo                                    Cummins Engine Co
Corillian Corporation



INSURANCE                                      RETAIL

Kemper Insurance                               Borders
CNA Commercial Lines                           Target Corporation
Nekema                                         Nike
Westfield Insurance                            Sears
Bankers Life & Casualty Co                     School Speciality
Caliber One
Prudential Life Insurance
American Medical & Life Insurance
American International Group

                                  INFORMATION/
TRANSPORTATION/AVIATION          COMMUNICATIONS                 GOVERNMENT

Allied Van Lines                 ADT Securities Inc             Acro
MyTravel Group                   Texyard.com
Fedex                            Hewlett Packard
CFI                              Computer Task Group
Thomas Cook                      Tektronix
Going Places                     Computer Associates
SBS                              Entertainment Publications
Kintetsu                         Datanomics
Forest Express                   MCI
Norfolk Southern                 Avercon
                                 Edcor
                                 Percon


UTILITIES                                         HEALTHCARE

Detroit Edison                                    Humana
Pacific Corp                                      Health Care
Associates                                        IBM
Portland General Electric Co.                     Glaxo Wellcome
                                                  Blue Cross Blue Shield
                                                  Hanger Orthopedic
                                                  Verizon Data Services
                                                  First Health Services Corp
                                                  CIMRO


         For the years ended December 31, 2002, 2001, and 2000, the Company's top ten customers accounted for approximately 71%, 68%, and 62% of the Company's revenues, respectively. For the year ended December 31, 2002 one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2002 were American Express, Target Corporation and American International Group Inc. contributing approximately 17%, 9% and 8% respectively, of total consolidated revenues. For the year ended December 31, 2002 only one customer contributed revenues in excess of 10% of total consolidated revenues as against three customers for year ended December 31, 2001. The Company's largest customer for both 2002 and 2001 was American Express Company. Accounting for approximately 18% of revenues for each of the years ended December 31, 2002 and 2001.

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

This company required an approach to providing Global Systems Development Subcontracting and Production Support Services Outsourcing. Specifically, Syntel was challenged with efficiently delivering:

- Application management and outsourcing services for PREDOMINANTLY MAINFRAME LEGACY SYSTEMS;

- Project management and application development services for NEW SYSTEMS DEVELOPMENT; and

- ACCESS TO LEADING-EDGE TECHNOLOGY TALENT either within its existing legacy environments or emerging technology areas such as client/server and web-based technologies.

Syntel's approach to building an enduring relationship with this customer was to offer a flexible relationship to enable us to evaluate the best fit for technical solutions. As an expert in developing and delivering world-class IT solutions, Syntel is collaborating with this customer to ensure that critical milestones are met and the project and support assignments are completed on time and on budget. We ensure this by applying:

- A best-in-class Global Delivery Service that optimally deploys scaleable on-site, off-site and offshore resources to the solution mix;

-    Best-fit consultants delivered by our Global Recruiting Model;

- State-of-the-art project management, methodologies, tools, and quality programs; and

-    Proven experience in executing similar engagements.

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

         The Company has developed global recruiting and training programs which have efficiently provided skilled IT professionals to meet customer needs. In addition, the Company's sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Regular meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively among these locations as necessary.

         The Company's three Global Development Centers located in; Mumbai, India; and Chennai, India; Cary, North Carolina support the Company's Global Delivery Service.

         The Mumbai, India Global Development Center, which employed approximately 1,226 persons as of December 31, 2002, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over eight years and has a capacity of approximately 1,322 people.

         The Chennai Training and Global Development Center employed approximately 512 persons as of December 31, 2002. The Chennai facility has a capacity of over 600 persons and has been in operation for approximately four years.

         The Cary, North Carolina Global Development Center, which employed over 56 persons at December 31, 2002, serves as the hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals. Moreover, due to its proximity to a large number of major universities, the Cary, North Carolina Global Development Center has access to a relatively large talent pool.

         In January 2001, the Company acquired 41 acres of land for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the first quarter of 2003. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately fifteen months with the capacity for about 1,800 persons.

         The Company believes that space availability in Mumbai and Chennai will accommodate short term facility requirements and the new Campus in Pune will enable the Company to meet offshore growth requirements for the next several years. As a step in this direction, in 2002 the Company opened a Development Center in Pune, which employed approximately 62 persons as of December 31, 2002, and having a capacity of 156 persons.

SALES AND MARKETING

         The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Costa Mesa, California; Santa Clara California; Phoenix, Arizona; Beaverton, Oregon; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Santa Fe, New Mexico; Cary, North Carolina; Nashville, Tennessee; Coral Springs, Florida; Natick, Massachusetts; Dublin, Ohio; London, England; Hong Kong; Munich, Germany and Singapore. The sales staff is aligned into geographic regions, with each salesperson provided the authority to pursue Applications Outsourcing, E-business and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

         During recent years, the Company has focused its sales efforts in E-business and Applications Outsourcing both by dedicating internal sales professionals to these service offerings and through outside hiring of professionals experienced in selling E-business and outsourcing engagements.

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

         The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. TeamSourcing engagements are essentially developed from existing customers as the Company focuses its attention on growing the E-business and Applications Outsourcing segments.

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

HUMAN RESOURCES

         The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 2002, the Company had 2,794 full time employees. Of this total, the U.S. operations employed 1,255 persons, including 1,131 IT professionals; the Indian operation employed 1,418 persons, including 1,217 IT professionals; and the Company employed an additional 121 persons in various remote locations, principally the U.K. and Singapore.

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

         During 1998, the Company implemented a Project Manager Training program. The objective of the program is to develop certified project managers to ensure consistent and quality delivery of the Company's engagements on a worldwide basis. The 12 to 18 month program consists of lecture style classroom work, computer based training, and on the job apprenticeships. The program trains students on industry "best practices" as well as Syntel specific methods and processes. Program participants must receive certification from the Project Management Institute ("PMI") before receiving Syntel branded certification.

         The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program in its Cary, North Carolina, Global Development Center and provides opportunities for cross-training of its professionals in emerging technologies.

SUPPORT AND RETENTION. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. A significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(k) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, a health club reimbursement program, and an employee referral plan. Upon consummation of its initial public offering in 1997, the Company offered a stock option program, and in 1998 a qualified stock purchase program, providing all eligible employees the opportunity to purchase the Company's Common Stock at a 15% discount to fair market value.

COMPETITION

         The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Four" accounting firms, systems consulting and implementation firms, Applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications outsourcing and E-business services, the Company competes primarily with IBM Global Solutions, Keane, EDS, Accenture and Computer Sciences Corporation, as well as Indian based companies such as TCS, Infosys, and Wipro.

AVAILABLE INFORMATION

         Syntel makes available, free of charge, through it's investor relations website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after they are filed with the SEC. The URL for Syntel's investor relations web site is www.syntelinc.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:



              NAME                  AGE                  POSITION
              ----                  ---                  --------
Bharat Desai                         50       Chairman, President and Chief
                                              Executive Officer

Neerja Sethi                         48       Vice President, Corporate Affairs
                                              and Director

Atul Kunwar                          39       Chief Operating Officer

Keshav Murugesh                      39       Chief Financial Officer

Prakash "Ken" Kenjale                53       Chief Technology Officer

Daniel M. Moore                      48       Chief Administrative Officer and
                                              Secretary

Pramode Metre                        50       Senior Vice President, Sales and
                                              Business Development

Rajiv Tandon                         44       Senior Vice President, North
                                              American Operations

Marlin Mackey                        52       Senior Vice President, Global
                                              Relationships

Baru Rao                             42       Chief Operating Officer, Asian
                                              Pacific Operations

Shyamal Dasgupta                     45       Vice President Human Resources

Sanjay Raizada                       38       General Manager, North West
                                              Division


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

         Atul Kunwar joined the Company in July 2001 as Chief Operating Officer. Prior to joining Syntel, Mr. Kunwar served as President and Chief Executive Officer of Bharat BT Internet Ltd., a joint venture involving British Telecom, from May 2000 to July 2001. Before joining Bharat BT Internet, Mr. Kunwar was Managing Director of 3Com India, from October 1998 to May 2000. Prior to 3Com, Mr. Kunwar held various assignments at the HCL Group of Companies from September 1996 to September 1998.

         Keshav Murugesh joined the Company as Chief Financial Officer in May 2002. Prior to joining Syntel, Mr.Murugesh served as Vice President Finance at ITC Infotech Ltd from October 2000 to May 2002. Prior to this assignment, Mr. Murugesh served as Finance Head, Information Systems Business from August 1999 to September 2000 and General Manager-Investments, Financial Services Division from 1998 to July 1999 at ITC Ltd, India.

         Prakash "Ken" Kenjale has served the Company as Chief Technology Officer since July 1995.

         Daniel M. Moore has served the Company as Chief Administrative Officer and Secretary since August 1998. From March 1996 through August 1998, Mr. Moore served as General Counsel and Secretary and also served as Vice President, Benefits and Policy Administration from July 1997 through August 1998. From June 1996 to June 1997, Mr. Moore served also as the Company's acting Vice President, Human Resources.

         Pramode Metre joined the Company as Senior Vice President, Sales and Business Development in January 2002. Prior to joining Syntel, Mr. Metre served as Chief Executive Officer at Netpilgrim Inc., from March 2000 to December 2001. Before joining Netpilgrim Inc., Mr Metre served as General Manager/Director Global Accounts at iLogistix Inc., from November 1999 to March 2000. He also served as Director, Enterprise at Compaq Computer India from 1996 to 1999 before returning to North America.

         Rajiv Tandon joined Syntel in January 1992, and has served as Senior Vice President, North American Operations since April 2001. He was promoted to Senior Vice President, Global Delivery in January 2001. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery East & Enterprise Solutions. From April 1998 through January 1999, Mr. Tandon was Assistant Vice President, Global Delivery Services and, from November 1996 through April 1998, Mr. Tandon was Director of Operations for the AIG account.

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

         Baru Rao has served the Company as Chief Operating Officer, Asian Pacific Division since April 2001. He has also served as Chief Executive Officer, Syntel (India) Limited since joining the Company in 1997. He is scheduled to leave the Company effective March 31, 2003.

         Shyamal Dasgupta joined the Company as Vice President, Human Resources in October 2002. Prior to joining Syntel, Mr. Dasgupta served as Managing Consultant, Human Resources at Mascot Systems from April 1998 to September 2002. Before joining Mascot Systems, Mr. Dasgupta served as General Manager - Human Resources at Microland from July 1995 to April 1998.

         Sanjay Raizada joined the Company in September 1999 as part of the acquisition of img, Inc. He has served as General Manager, img Division from September 1999 to April 2001 and General Manager, Northwest Division from April 2001 to the present. Prior to joining Syntel, Mr. Raizada served as President of img from July 1998 until September 1999, and from February 1995 until July 1998 he worked for PricewaterhouseCoopers as a practice manager for the MCS and STT practices.


EMPLOYEE AND EXECUTIVE SHARE OPTIONS

SECTION I: OPTION PROGRAM DESCRIPTION

The Company established a stock option plan in 1997 under which 3 million shares of common stock were reserved for issuance. The dates on which granted options are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

SECTION II: DISTRIBUTION AND DILUTIVE EFFECT OF OPTIONS

                                  EMPLOYEE AND EXECUTIVE OPTION GRANTS
                             AS OF END OF DECEMBER 31, 2002, 2001 AND 2000

---------------------------------------------------------------------------------------------------------
                PARTICULARS                      2002 YTD              2001                 2000
---------------------------------------------------------------------------------------------------------
Net grants during the period as % of              1.74%                2.06%               1.60%
    outstanding shares
--------------------------------------------
Grants to listed officers during the             11.12%               15.86%               0.00%
    period as % of total options granted (%)
--------------------------------------------
Grants to listed officers during the              0.19%                0.33%               0.00%
    period as % of outstanding shares (%)
--------------------------------------------
Cumulative options held by listed                15.27%               10.27%               6.48%
    officers as % of total options
    outstanding (%)
---------------------------------------------------------------------------------------------------------

SECTION III: GENERAL OPTION INFORMATION

                           SUMMARY OF OPTION ACTIVITY
                     AS OF END OF DECEMBER 31, 2002 AND 2001

---------------------------------------------------------------------------------------------------------------
                                                                                 OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------------------------------
                                                      SHARES AVAILABLE   NUMBER OF SHARES   WEIGHTED AVERAGE
                                                         FOR OPTIONS                        EXERCISE PRICE ($)
---------------------------------------------------------------------------------------------------------------
  Last Fiscal Year (as        DECEMBER 31, 2000                2,485,993                            8.04
  ---------------------
  reported in the 10K)
  --------------------
                                    Grants                       788,025            -               6.40
                              Options assumed in                       -            -               -
                                 acquisitions
                                  Exercises                      233,470            -               6.06
                                Cancellations                    292,252            -               9.41
                          Additional shares reserved                   -            -               -
                              DECEMBER 31, 2001                2,748,296                            7.68
      Year to Date                  Grants                       674,598            -              12.31
      ------------
 (As of End of Current        Options assumed in                                    -               -
                                 acquisitions
    Reporting Period)             Exercises                      853,083            -               7.14
                                Cancellations                    231,337            -               9.16
                          Additional shares reserved                   -            -               -
                              DECEMBER 31, 2002                2,338,474                            9.14
---------------------------------------------------------------------------------------------------------------

              IN-THE-MONEY AND OUT-OF-THE-MONEY OPTION INFORMATION
                         AS OF END OF DECEMBER 31, 2002

-----------------------------------------------------------------------------------------------------------------
     AS OF END OF QUARTER              EXERCISABLE               UNEXERCISABLE                 TOTAL
-----------------------------------------------------------------------------------------------------------------
                                               WTD. AVG.                   WTD. AVG.                  WTD. AVG.
                                 SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE   SHARES     EXERCISE PRICE
                                                ($)                         ($)                        ($)
-----------------------------------------------------------------------------------------------------------------
         In-the-Money             495,418        7.61       1,843,056       9.55      2,338,474      9.14

     Out-of-the-Money (1)               -           -               -          -              -         -
                               ----------------------------------------------------------------------------------
   TOTAL OPTIONS OUTSTANDING      495,418        7.61       1,843,056       9.55      2,338,474      9.14
-----------------------------------------------------------------------------------------------------------------

SECTION IV: EXECUTIVE OPTIONS

                       OPTIONS GRANTED TO LISTED OFFICERS
                         YEAR TO DATE AS OF END OF 2002



                                                                                                POTENTIAL REALIZABLE VALUE
                                                                                                  AT ASSUMED ANNUAL RATES
                                                                                                OF STOCK PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                                  FOR OPTION TERM ($)
---------------------------------------------------------------------------------------------------------------------------
                      NUMBER OF           PERCENT OF TOTAL
                      SECURITIES           OPTIONS GRANTED       EXERCISE OF
                      UNDERLYING          TO EMPLOYEES YEAR       BASE PRICE
                   OPTIONS PER GRANT          TO DATE (%)         ($/SHARE)      EXPIRATION DATE         5%            10%
---------------------------------------------------------------------------------------------------------------------------
  Bharat Desai                                     -                    -              -                  -            -
  Marlin Mackey                                    -                    -              -                  -            -
  Daniel Moore                                     -                    -              -                  -            -
  Rajiv Tandon                                     -                    -              -                  -            -
  Pramode Metre         75,000                 11.12%               13.65        01/18/2012           22.23        35.40
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
           OPTIONS EXERCISES AND REMAINING HOLDINGS OF LISTED OFFICERS
--------------------------------------------------------------------------------------------------------------------
                  YEAR-TO-DATE, AS OF END OF DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------
                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED        VALUES OF UNEXERCISED
                                                           OPTIONS AT END OF QUARTER   IN-THE-MONEY OPTIONS AT END
                                                                     DATE                  OF QUARTER DATE ($)
         NAME           SHARES ACQUIRED   VALUE REALIZED -----------------------------------------------------------
                          ON EXERCISE          ($)         EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
Bharat Desai

Marlin Mackey                                   -            59,163         57,000         387,877         333,180
Daniel Moore                     -              -            19,800         25,700         186,933         187,122
Rajiv Tandon                     -              -            58,000         62,500         412,491         409,050

Pramode Metre                    -              -                 -         75,000               -       1,023,750


SECTION V: EQUITY COMPENSATION PLAN INFORMATION

                                                                                                           NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR FUTURE
                                   NUMBER OF SECURITIES TO BE                                              ISSUANCE UNDER EQUITY
       PLAN CATEGORY                ISSUED UPON EXERCISE OF              WEIGHTED-AVERAGE EXERCISE          COMPENSATION PLANS
                                OUTSTANDING OPTIONS, WARRANTS,         PRICE OF OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                                          AND RIGHTS                      WARRANTS, AND RIGHTS ($)         REFLECTED IN COLUMN (1))
-----------------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans                2,338,474                             9.14                          -
    approved by shareholders
-----------------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans                    -                                   -                           -
    not approved by shareholders
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL                          2,338,474                             9.14                          -
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

         The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 14,597 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in May 2007. The Company's primary training and development center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease, which expires March 31, 2004. The Company also leases regional office facilities in Costa Mesa, California; Santa Clara California; Phoenix, Arizona; Beaverton, Oregon; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Santa Fe, New Mexico; Nashville, Tennessee; Coral Springs, Florida; Natick, Massachusetts; Dublin, Ohio; London, England; Hong Kong; Munich, Germany; and Singapore.

         Syntel leases approximately 56,690 square feet of office space in Mumbai, India, under eight leases expiring on various dates from March 8, 2003 to December 31, 2007. This facility houses IT professionals, as well as its senior management, administrative personnel, human resources, recruiting, and sales and marketing functions. Additionally, Syntel has leased substantially all of an office building in both Chennai and Pune, India consisting of approximately 32,812 square feet and 14,111 square feet, respectively. The lease terms expire April 2003 and June 2005, respectively, both subject to the Company's option to renew for an additional period of three years.

         In January 2001, the Company acquired 41 acres of land at a cost of approximately $1.0 million for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to begin during the first quarter of 2003. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately fifteen months with the capacity for about 1,800 persons.

         The Company believes that the existing facilities and planned development in Pune are adequate for its currently anticipated future needs.


ITEM 3. LEGAL PROCEEDINGS:

     The Company is not currently a party to any material legal proceedings or governmental investigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2002.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) The Registrant's common stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low bid information per share of the Company's common stock as reported on NASDAQ for each full quarterly period in 2001 and 2002.

              Period                                       High                   Low
------------------------------------------------------------------------------------------
              First Quarter, 2001                           7.813                 5.000
              Second Quarter, 2001                          9.480                 6.875
              Third Quarter, 2001                          11.000                 8.200
              Fourth Quarter, 2001                         13.810                 8.670
              First Quarter, 2002                          17.250                12.030
              Second Quarter, 2002                         15.310                10.050
              Third Quarter, 2002                          13.200                10.750
              Fourth Quarter, 2002                         22.580                11.960



         (b) There were approximately 227 shareholders of record and 3,600 beneficial holders on March 13, 2003.

         (c) The Company did not pay any cash dividends during the years ended December 31, 2002, 2001 and 2000. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.


ITEM 6. SELECTED FINANCIAL DATA.

SYNTEL, INC. & SUBSIDIARIES


FIVE-YEAR HIGHLIGHTS (UNAUDITED)
(In thousands, except per share amounts)


The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto.

                                                                           YEAR ENDED DECEMBER 31,
                                                        2002          2001          2000            1999          1998
                                                        ----          ----          ----            ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
     Net Revenues(1)                                 $ 161,507      $ 172,283     $ 166,240      $ 162,117     $ 167,975
     Cost of revenues                                   94,010        106,943       106,034         99,300       104,971
     Gross Profit                                       67,497         65,340        60,206         62,817        63,004

     Selling, general and administrative
        expenses                                        31,421         34,522        34,424         32,814        28,026
     Capitalized development cost impairment                 -          1,624             -              -             -
     Metier Goodwill impairment and related             (5,698)             -        21,650              -
     charges/ (credits)
     Income from operations                             41,774         29,194         4,132         30,003        34,978

     Other income, principally interest                  3,191          3,780         3,412          2,024         2,077
     Income before income taxes                         44,965         32,974         7,544         32,027        37,055

     Income tax provision (benefit)                     12,338          8,636          (967)        10,573        12,424
     Net income before loss from equity
       Investments and investment write off             32,627         24,338         8,511         21,454        24,631

     Loss from equity investments  (net of tax )           141          3,893           526              -             -

     Net income                                      $  32,486      $  20,445     $   7,985      $  21,454     $  24,631
     Net income per share, diluted                   $    0.81      $    0.52     $    0.20      $    0.55     $    0.63

     Weighted average shares outstanding,
       Diluted                                          39,917         38,987        39,467         39,043        39,294
                                                     ===================================================================

------------------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                        2002          2001          2000            1999          1998
                                                        ----          ----          ----            ----          ----
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA
      Working capital                                $145,988        $103,502      $ 77,894        $ 64,893    $ 58,862
      Total assets                                    183,572         152,247       132,898         122,468     104,235
      Long-term debt                                        -               -             -               -           -
      Total shareholders' equity                      154,844         112,258        96,683          90,361      64,147

OTHER DATA
      Billable headcount in U.S.                        1,111             987           994           1,114       1,135
      Billable headcount in India                         943             419           511             225         413
      Billable headcount at
        other locations                                   101             138           118              28          33
                                                     -------------------------------------------------------------------
      Total billable headcount                          2,155           1,544         1,623           1,367       1,581
========================================================================================================================

(1) The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of 'Out of Pocket' Expenses Incurred" effective January 1, 2002. Revenues for 2001 and 2000 have been reclassified to comply with the guidance of EITF 01-14. Revenues for 1998 and 1999 are shown net of billable expenses as it was not practical to prepare the information for these years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Syntel is a worldwide provider of professional IT consulting and Applications management services to Global 2000 companies, as well as to government entities. The Company's service offerings include Applications Outsourcing, consisting of application management services for ongoing management, development and maintenance of business applications; E-business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; as well as partnerships with leading software companies to provide installation services, including TIBCO, Selectica, Motive, Aspect, Commerce One, Oracle and Corillian; and TeamSourcing, consisting of professional IT consulting services.

         The Company's revenues are generated from professional services fees provided through three segments, Applications Outsourcing, E-business, and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and E-business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 2002, 2001, and 2000:

                            Percent of Total Revenues

                                        2002         2001         2000
                                        ----         ----         ----
Applications Outsourcing                  71%          63%          54%
E-business                                20           24           26
TeamSourcing                               9           13           20
                                         ---          ---          ---
                                         100%         100%         100%
                                         ===          ===          ===

         On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. While a significant portion of Applications Outsourcing engagements have been historically on a time-and-materials basis, a significant share of the Applications Outsourcing engagements started during 2002, 2001 and 2000 have been on a fixed-price basis. For the years ended December 31, 2002, 2001 and 2000, fixed-price revenues comprised approximately 65%, 47% and 32% of total Applications Outsourcing revenues, respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method or as earned.

         The Company re-skilled a very significant percentage of the consulting base during 2000, 2001 and 2002 in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle. The Company has focused training efforts on consultants assigned to TeamSourcing engagements, and as a result, has successfully migrated such consultants to the growing E-business segment.

         Historically, most E-business engagements were billed on a time and materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role for a significant number of new engagements starting in 2000, 2001 and 2002. For the years ended December 31, 2002, 2001 and 2000, fixed price revenues comprised approximately 24%, 26% and 30% of total E-business revenues, respectively. Syntel recognizes revenues from fixed-price engagements on the percentage of completion method or as earned.

         On TeamSourcing engagements, Syntel's professional services typically are provided at the customer's site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed. As indicated in the above table, the Company's dependence on TeamSourcing engagements has decreased significantly and is expected to continue to decrease as a percentage of the total revenue base as the Company consciously refocuses its sales efforts and migrates resources to E-business and Applications Outsourcing engagements.

         The Company's most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its IT professionals. The Company strives to maintain its gross margin by migrating more revenue toward Applications Outsourcing and E-business, controlling engagement costs, and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India, a wholly owned subsidiary of the Company, provides software development services from Mumbai and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

         The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2002, approximately 39% of Syntel's U.S. workforce (17% of Syntel's worldwide workforce) worked under H-1B temporary work visas in the U.S. and another 27% of the Company's U.S. workforce (12% of Syntel's worldwide workforce) worked under L-1 visas (permitting intercompany transfers of employees that have been employed with a foreign subsidiary for at least 6 months prior to being transferred to the U.S.).

         The Company has made substantial investments in infrastructure in recent years, including: (i) expanding the Mumbai, India facility; (ii) establishing a Global Development Center in Chennai, India; (iii) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (iv) hiring additional experienced senior management; and
(v) expanding global recruiting and training capabilities; and (vi) replacement of informal systems with a highly integrated, Y2K compliant, human resource and financial information systems. Additionally, in January 2001, the Company acquired 41 acres of land for construction of a state-of-the-art development and training Campus in Pune, India. Construction of the center is expected to commence in first quarter of 2003. When fully completed in approximately four years, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as a cafeteria and a fitness center. The facility will be developed in stages, with a corporate and development center opening in approximately fifteen months with the capacity for about 1800 persons.

         Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 71%, 68% and 62% of revenues for the years ended December 31, 2002, 2001, and 2000, respectively. The Company does not believe there is any material collectibility exposure among its top ten customers.

         For the year ended December 31, 2002 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2002 was American Express Company contributing approximately 18% of total consolidated revenues. For the year ended December 31, 2001, three customers contributed revenues in excess of 10% of total consolidated revenues. The three largest customers for 2001 were American Express Corporation, Target Corporation (formerly Dayton Hudson Corp) and American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively, "AIG") contributing approximately 18%, 11% and 11%, respectively, of total consolidated revenues. For the year ended December 31, 2000 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2000 was AIG. AIG accounted for approximately 19% of consolidated revenues for the year ended December 31, 2000. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

INCOME TAX MATTERS

              Syntel India is eligible for certain favorable tax provisions provided under Indian tax law including: (i) an exemption from payment of corporate income taxes for the first ten years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations, extending the effective period to ten years, from the previous regulation, which permitted a Tax Holiday of five consecutive years within the first eight years of operation. Under the new regulations, the Company's Tax Holiday will expire no earlier than March 31, 2003. During February 2002, the Indian government made certain changes in tax regulations, which restricted the Export Exemption to the extent of 90% of export profits generated by Syntel India, beginning April 2002. In the proposed annual budget during February 2003, the Indian government has removed the restriction of 90% beginning April 2003. The Company treats most of Syntel India's earnings as permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company decides to repatriate any earnings of Syntel India, it will incur a "border" tax under Indian tax laws, currently 15% under the recent changes made by Indian government, and will be required to pay U.S. corporate income taxes on such earnings.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's total revenues.

                                            PERCENTAGE OF REVENUES
                                   -----------------------------------------
                                              YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                          2002        2001         2000
                                        -------      ------       ------
Net Revenues.......................      100.0%      100.0%       100.0%
Cost of revenues...................       58.2        62.1         63.8
                                         -----       -----        -----
Gross profit.......................       41.8        37.9         36.2
Selling, general and
  administrative expenses..........       19.5        20.0         20.7
Metier Goodwill impairment and
  related charges / (credits)......       (3.5)          -         13.0
Capitalized development
cost impairment....................          -         0.9            -
                                         -----       -----        -----
Income from operations.............       25.8%       17.0%         2.5%

Following is selected segment financial data for the years ended December 31, 2002, 2001, and 2000. The Company does not allocate assets to operating segments

                                                      2002            2001               2000
                                                      ----            ----               ----
                                                                  (In Thousands)
Net Revenues
       Applications Outsourcing                     $ 113,981         $ 108,274         $  90,069
       E-business                                      31,951            41,449            43,789
       TeamSourcing                                    15,575            22,560            32,382
                                                    ----------------------------------------------
                                                    $ 161,507         $ 172,283         $ 166,240

Gross Margin
       Applications Outsourcing                     $  54,053         $  46,225         $  38,783
       E-business                                      11,429            14,276            13,622
       TeamSourcing                                     2,015             4,839             7,801
                                                    ----------------------------------------------
                                                    $  67,497         $  65,340         $  60,206
Gross Margin %
       Applications Outsourcing                          47.4%             42.7%             43.1%
       E-business                                        35.8%             34.4%             31.1%
       TeamSourcing                                      12.9%             21.4%             24.1%
                                                         ----             -----             -----
                                                         41.8%             37.9%             36.2%

Sales, general and administrative expenses          $  31,421         $  34,522         $  34,424
Metier Goodwill impairment and related
charges/ (credits)                                  $  (5,698)        $      --         $  21,650

Capitalized development cost impairment             $      --         $   1,624         $      --

Income from Operations                              $  41,744         $  29,194         $   4,132
                                                    =============================================


COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001.
REVENUES. Total consolidated revenues decreased from $172.3 million in 2001 to $161.5 million in 2002, representing a 6.3% decrease. The Company's total revenues were more dependent upon its largest customers in 2001 as compared to 2002. The top five customers accounted for, 49% of the total revenues in 2002 down from 53% of the total revenues in 2001. However, the top 10 customers accounted for 71% of the revenues in 2002 as compared to 68% in 2001. The worldwide billable headcount increased to 2,155 as of December 31, 2002 compared to 1,544 as of December 31, 2001. The increased headcount was due principally to increased staffing in Applications Outsourcing engagements and E-business engagements, partially offset by the managed rampdowns of the TeamSourcing segment.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $108.3 million, or 63% of total revenues in 2001, to $113.9 million, or 71% of total revenues in 2002. The $5.6 million increase is attributable principally due to net growth in new engagements, contributing approximately $31.6 million; partially offset by $26.0 million in lost revenues as a result of project completions.

COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in both the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. Applications Outsourcing cost of revenues decreased to 52.6% of Applications Outsourcing revenues in 2002, from 57.3% in 2001. The 4.7% decrease in cost of revenues as a percent of revenues was attributable primarily to the release of vacation reserves, due to an internal policy change, related to unused employee vacation time contributing approximately 1.3% along with the increase in the higher margin offshore component of the overall services contributing approximately 3.4%.

E-BUSINESS REVENUES. E-business revenues decreased to $32.0 million in 2002, or 20% of total consolidated revenues, from $41.4 million in 2001, or 24% of total consolidated revenues. The $9.4 million decrease was attributable principally to the recording of a sales incentive issued in the form of warrants to a large customer in the amount of $2.9 million, loss of revenue from completed engagements contributing approximately $16.9 million largely offset by new business revenues of approximately $10.4 million.

COST OF REVENUES. E-business cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. E-business cost of revenues decreased to 64.2% of E-business revenues in 2002, from 65.6% in 2001. The 1.4% decrease in cost of revenues as a percent of revenues was attributable principally to the release of vacation reserve, due to an internal policy change, related to unused employee vacation time, contributing approximately 0.7% and to improved average billing rates in comparison to average compensation rates.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $22.6 million, or 13% of total consolidated revenues in 2001, to $15.6 million, or 9% of total consolidated revenues in 2002. The $7.0 million decrease in TeamSourcing revenues was attributable principally to a decrease in U.S. based billable consultants on various engagements as a result of a conscious decision by management to move the organization's focus away from this segment.

COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. TeamSourcing cost of revenues increased to 87.1% of TeamSourcing revenues in 2002, from 78.6% in 2001. The 8.5% increase in cost of revenues as a percent of revenues was attributable principally to lower utilization due to the softness in the economy, partially offset by release of vacation reserves, due to an internal policy change, related to unused employee vacation time contributing approximately 0.9%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; marketing; and various facility costs for the Company's Global Development Centers and various offices. For the year ended December 31, 2002, selling, general, and administrative expenses decreased to $31.4 million, or 19.5% of revenues, from $34.5 million, or 20.0% of revenues for the year ended December 31, 2001. The decrease of $3.1 million in selling, general and administrative expenses was attributable principally to decreased compensation costs due to reduced corporate staff in the U.S. and UK ($3.0 million), reversal of bonus provisions in the U.S., in excess of the actual payouts made, based on management performance appraisals ($2.8 million), reduction in the depreciation expenses due to fully depreciated assets ($0.3 million), reversal of outstanding checks pertaining to earlier periods ($0.9 million) and recovery of receivables that had previously been reserved ($2.1 million). The decrease was partially offset by increases in marketing expenses ($0.5 million), office expenses ($0.2 million), telecommunication costs ($0.5 million), legal expenses ($1.6 million), recognition of current period bonus provision ($2.2 million), travel ($0.4 million), office rent ($0.2 million), immigration expenses ($0.2 million) and increased facility costs in Germany ($0.2 million).


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES. Total consolidated revenues increased from $166.2 million in 2000 to $172.3 million in 2001, representing a 3.6% increase. The Company's total revenues were more dependent upon its largest customers in 2001 as compared to 2000. The top five customers accounted for, 53% of the total revenues in 2001 up from 47% of the total revenues in 2000. Additionally, the top 10 customers accounted for 68% of the revenues in 2001 as compared to 62% in 2000. The worldwide billable headcount decreased to 1,544 as of December 31, 2001 compared to 1,623 as of December 31, 2000. The decreased headcount was due principally to decreased staffing in E-business engagements and Applications Outsourcing engagements, partially offset by the managed rampdowns of the TeamSourcing segment.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $90.0 million, or 54% of total revenues in 2000, to $108.2 million, or 63% of total revenues in 2001. The $18.2 million increase is attributable principally due to net growth in new engagements, contributing approximately $33.6 million; partially offset by $15.4 million in lost revenues as a result of project completions.

COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in both the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and warranty reserves. Applications Outsourcing cost of revenues increased to 57.3% of Applications Outsourcing revenues in 2001, from 56.9% in 2000. The 0.4% increase in cost of revenues as a percent of revenues was attributable primarily to a decrease in utilization levels in 2001 and release of warranty reserves in 2000, no longer deemed necessary, associated with Y2K remediation engagements, with no material corresponding release in 2001, contributing approximately 3.5% and 0.1%, respectively, to the increase in direct costs as a percentage of revenue. These increased costs were largely offset by an increase in the higher margin offshore component of the overall services contributing approximately 3.2%.

E-BUSINESS REVENUES. E-business revenues decreased to $41.4 million in 2001, or 24% of total consolidated revenues, from $43.7 million in 2000, or 26% of total consolidated revenues. The $2.3 million decrease was attributable principally to loss of revenue from completed engagements and the discontinued Metier Division, contributing approximately $13.6 million and $5.9 million respectively; largely offset by new business revenues of approximately $17.2 million.

COST OF REVENUES. E-business cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. E-business cost of revenues decreased slightly to 65.6% of E-business revenues in 2001, from 68.9% in 2000. The 3.3% decrease in cost of revenues as a percent of revenues was attributable principally to improved average billing rates in comparison to average compensation rates.


TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $32.4 million, or 20% of total consolidated revenues in 2000, to $22.6 million, or 13% of total consolidated revenues in 2001. The $9.8 million decrease in TeamSourcing revenues was attributable principally to a decrease in U.S. based billable consultants on various engagements as a result of a conscious decision by management to reduce organizational focus away from this segment.

COST OF REVENUES. TeamSourcing cost of revenues consist of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, and trainee compensation. TeamSourcing cost of revenues increased to 78.6% of TeamSourcing revenues in 2001, from 75.9% in 2000. The 2.7% increase in cost of revenues as a percentage of revenues was attributable principally to lower utilization due to the softness in the economy.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, human resources, administrative, and corporate staff; travel; communications; business promotions; marketing; and various facility costs for the Company's Global Development Centers. For the year ended December 31, 2001, selling, general, and administrative expenses increased to $34.5 million, or 20.2% of revenues, from $34.4 million, or 20.9% of revenues for the year ended December 31, 2000. The $0.1 million increase was attributable principally to increased professional fees and an allowance for doubtful accounts in the US of approximately $0.7 million and $1.2 million, respectively; increased allowance for doubtful accounts in the UK and Singapore of approximately $0.2 million and $0.1 million, respectively; as well as increased facility costs of approximately $0.3 million in Germany. This increase was largely offset by the savings in the discontinued Metier Division, administrative costs and Metier Division goodwill amortization, contributing approximately $1.8 million and $0.6 million to the decrease in selling, general, and administrative costs, respectively.


QUARTERLY RESULTS OF OPERATIONS

         Note 19 of the consolidated financial statements appearing elsewhere in this document sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 2001 and ended December 31, 2002. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

         Net cash provided by operating activities was $32.7 million, $34.6 million and $19.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The number of days sales outstanding in accounts receivable was approximately 56 days, 65 days and 68 days as of December 31, 2002, 2001 and 2000, respectively.

         Net cash provided by investing activities was $10.8 million and net cash used in investing activities was $20.7 million and $7.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

         Net cash provided by investing activities in 2002 of $10.8 million included $28.0 million of proceeds from the sale of available for sale securities, partially offset by $15.2 million used to purchase available-for-sale securities and $2.0 million for capital expenditures, consisting principally of PCs, and communications equipment.

         Net cash used in investing activities in 2001 of $20.7 million included $32.9 million used to purchase available-for-sale securities; $2.0 million for capital expenditures, consisting principally of PC's, capitalized development costs, and communications equipment; and $1.4 million used to purchase equity and other investments, including $1.0 million in Nekema, $0.1 million in New2USA.com, $0.2 million in utilitiesmart.com and $0.1 million in Convergent Applications, partially offset by $15.6 million of proceeds from the sale of available for sale securities.

         Net cash used in investing activities in 2000 of $7.5 million included $3.8 million used for capital expenditures, consisting principally of PCs, capitalized development costs, and communications equipment; and $3.7 million used to purchase equity and other investments, including $2.2 million in

Textiles Online Marketplaces, $1.0 million in New2USA.com, and $0.5 million in Vianetta Communications.

         Net cash provided by financing activities was $3.3 million in 2002, due principally to the proceeds from the issuance of shares under stock option and stock purchase plans of $6.6 million, offset by the repurchase of 250,000 shares of common stock for $3.3 million.


         Net cash provided by financing activities was $0.5 million in 2001, due principally to the proceeds from the issuance of stock under stock option and stock purchase plans of $2.6 million, offset by the repurchase of 218,700 shares of common stock for $2.1 million.

         Net cash used in financing activities was $1.4 million in 2000, due principally to the repurchase of 329,000 shares of common stock for $3.1 million, offset by proceeds from the issuance of stock under stock option and stock purchase plans of $1.7 million.

         The Company had a line of credit with Bank One, which provided for borrowings up to $20.0 million. The above line of credit expired on August 31, 2002. Before the expiration of the line of credit, the Company extended the same. Standby letters of credit are available for up to $5,000,000 of this amount, at any one time outstanding, expiring not later than August 31, 2003. The line of Credit expires on August 31, 2003. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At December 31, 2002, there was no indebtedness outstanding under the line of credit. The letters of credit bear a 1% fee of the face value payable annually in advance. Interest is computed on the basis of the Company's option at (i) a formula approximating the Eurodollar rate plus the applicable Eurodollar margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at December 31, 2002 and 2001.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are rendered and costs are incurred. Revenue on fixed price development projects is measured by the percentage of cost incurred to date to the estimated total cost at completion. Revenue from fixed-price, application management and support engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis and will be adopted by the Company as of January 1, 2003, for any guarantees issued or modified after that date. The Company has given no guarantees and does not expect the effects of the adoption of this interpretation to be significant.

         Costs Associated with Exit or Disposal Activities - The FASB has issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for all exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Such costs include one-time employee termination costs, contract cancellation provisions and other costs typically associated with a corporate restructuring or other exit or disposal activities.

         Accounting for Stock-Based Compensation - The FASB has issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for the adoption of the fair value based method of accounting for stock-based compensation and by requiring additional disclosures. The alternative methods under SFAS No. 148 include the prospective method, the modified prospective method and the retroactive restatement method.


         Variable Interest Entities - The FASB has issued Interpretation No. 46, "Consolidation of Variable Interest Entities," the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first interim period beginning after June 15, 2003 to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity's assets or liabilities under certain circumstances. The Company does not expect the effects of the adoption of this interpretation to be significant.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 63 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about June 06, 2003(the "Proxy Statement") is incorporated herein by reference. The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the section entitled "Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

         The information set forth under the captions "Equity Compensation Plans" in the section entitled "Executive Compensation" and the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.


ITEM 14. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective and ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

         (a) & (d) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 63 of this Report, which is incorporated herein by reference.

         (b) On November 18,2002, the Company filed a Report on Form 8-K dated November 11, 2002. In that report on Form 8-K, a change in certifying accountant was reported under Item 4 and a letter from the former certifying accountant was filed as an exhibit under Item 7.


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

    10.1 Line of Credit Agreement, dated August 31, 2002, between the Registrant and Bank One, Michigan.

    10.2 Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant.

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

    10.7* 1997 Stock Option and Incentive Plan, (Amended and Restated) filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

    10.8* Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

    21            Subsidiaries of the Registrant.


    99.1 Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

    99.2          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.3          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SYNTEL, INC.


                                       By: /s/ Bharat Desai
                                           ---------------------
                                           Bharat Desai,Chairman,
Dated:   March 24, 2003                    President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                         Title                                         Date
   ---------                         -----                                         ----
/s/ Bharat Desai              Chairman, President and Chief
--------------------------    Executive Officer                                 March 24, 2003
Bharat Desai                  (Principal Executive Officer)



/s/ Keshav Murugesh           Chief Financial Officer                           March 24, 2003
--------------------------    (Principal Financial and Accounting Officer)
Keshav Murugesh


/s/ Neerja Sethi              Director and Vice President,                      March 24, 2003
---------------------------   Corporate Affairs
Neerja Sethi


/s/ Paritosh K. Choksi        Director                                          March 24, 2003
---------------------------
Paritosh K. Choksi


/s/ Douglas Van Houweling     Director                                          March 24, 2003
---------------------------
Douglas Van Houweling


/s/ George R. Mrkonic         Director                                          March 24, 2003
---------------------------
George R. Mrkonic

                                 CERTIFICATIONS



I, Bharat Desai, Chairman, President, and Chief Executive Officer of Syntel, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Syntel, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 24, 2003
     ---------------------------------------------------------


By /s/ BHARAT DESAI
   --------------------------------------------------
         BHARAT DESAI
         CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS


I, Keshav Murugesh, Chief Financial Officer of Syntel, Inc., certify that:


     1. I have reviewed this annual report on Form 10-K of Syntel, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date     March 24, 2003
     ---------------------------------------------------------



By /s/ KESHAV MURUGESH
   -----------------------------------------------------------
         KESHAV MURUGESH,
         CHIEF FINANCIAL OFFICER

CONTENTS
--------------------------------------------------------------------------------------

                                                                               PAGE(S)

REPORT OF INDEPENDENT AUDITORS

For 2002............................................................................62

For 2001............................................................................63


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.........................................................64

Consolidated Statements of Income...................................................65

Consolidated Statements of Shareholders' Equity.....................................66

Consolidated Statements of Cash Flows...............................................67

Notes to Consolidated Financial Statements.......................................68-89

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Syntel, Inc.

We have audited the accompanying consolidated balance sheet of Syntel, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntel, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted SFAS No. 142, "Accounting for Goodwill and other Intangible Assets" in 2002.

Detroit, Michigan                                        /s/ Ernst & Young LLP
March 3, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Syntel, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Syntel, Inc., and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 25, 2002


CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------

                                                                        DECEMBER 31,        DECEMBER 31,
                                 ASSETS                                     2002                2001
                                                                            ----                ----
 Current assets:
  Cash and cash equivalents                                                $    134,976         $     88,010
  Investments, marketable securities                                              5,737               17,203
  Accounts receivable, net of allowance for doubtful accounts                    24,329               29,146
  Advanced billings and other current assets                                      9,674                9,132
                                                                           ---------------------------------
       Total current assets                                                     174,716              143,491

 Property and equipment                                                          20,950               19,041
  Less accumulated depreciation                                                  15,801               13,823
                                                                           ---------------------------------

       Property and equipment, net                                                5,149                5,218
 Goodwill                                                                           906                  906
 Deferred income taxes and other non-current assets                               2,801                2,632
                                                                           ---------------------------------
                                                                           $    183,572         $    152,247
                                                                           =================================

                              LIABILITIES
 Current liabilities:
  Accounts payable                                                                2,026               2,184
  Accrued payroll and related costs                                              10,885              14,930
  Income taxes payable                                                            3,530               3,702
  Accrued warranty costs                                                            100                 150
  Accrued liabilities                                                             6,001               4,661
  Metier related liabilities                                                        900               8,911
  Deferred revenue                                                                5,286               5,451
                                                                           --------------------------------

       Total current liabilities                                                 28,728              39,989


       Total liabilities                                                         28,728              39,989
                                                                           --------------------------------

                          SHAREHOLDERS' EQUITY
 Common stock, no par value per share, 100,000 shares authorized;
39,068 and 38,389 shares issued and outstanding at December 31, 2002 and
2001, respectively;                                                                   1                    1

 Additional paid-in capital                                                      43,184               34,145
 Accumulated other comprehensive loss                                              (516)              (1,577)
 Retained earnings                                                              112,175               79,689
                                                                           ---------------------------------
       Total shareholders' equity                                               154,844              112,258
                                                                           ---------------------------------

   Total liabilities and shareholders' equity                              $    183,572         $    152,247
                                                                           =================================


    The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31

                                                          2002                 2001                  2000
                                                          ----                 ----                  ----

Net Revenues                                             $ 161,507              $ 172,283              $ 166,240

Cost of revenues                                            94,010                106,943                106,034
                                                         ---------              ---------              ---------
Gross profit                                                67,497                 65,340                 60,206

Selling, general and administrative expenses                31,421                 34,522                 34,424

Capitalized development cost impairment                          -                  1,624                      -

Metier goodwill impairment and related charges /
(credits)                                                   (5,698)                     -                 21,650
                                                         ---------              ---------              ---------
Income from operations                                      41,774                 29,194                  4,132

Other income, principally interest                           3,191                  3,780                  3,412
                                                         ---------              ---------              ---------
       Income before income taxes                           44,965                 32,974                  7,544

Income tax (provision) / benefit                           (12,338)                (8,636)                   967
                                                         ---------              ---------              ---------
Net income before loss from equity investments              32,627                 24,338                  8,511
and investment write off
Loss from equity investment and investment
write off, net of tax of  $2,000 in 2001                       141                  3,893                    526
                                                         ---------              ---------              ---------
       Net income                                        $  32,486              $  20,445              $   7,985
                                                         =========              =========              =========

EARNINGS PER SHARE
       Basic                                                 $0.84                  $0.53                  $0.21
       Diluted                                               $0.81                  $0.52                  $0.20



   The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------


                                                                ADDITIONAL                  ACCUMULATED OTHER          TOTAL
                                              COMMON STOCK       PAID-IN      RETAINED        COMPREHENSIVE         SHAREHOLDERS'
                                              ------------
                                             SHARES   AMOUNT     CAPITAL      EARNINGS             LOSS                EQUITY
                                             ------   ------     -------      --------             ----                ------

                                                                                                      FOREIGN
                                                                                                      CURRENCY
                                                                                          UNREALIZED  TRANSLATION
                                                                                             GAIN     ADJUSTMENT
                                                                                             ----     ----------

BALANCE, JANUARY 1, 2000  AS                  38,256      $1      $34,939      $51,259             -      $(576)        $85,623
ADJUSTED, SEE NOTE 3

Net income                                                                       7,985                                    7,985

Translation adjustments                                                                                    (331)           (331)
                                                                                                                   ------------
Other comprehensive income                                                                                                7,654
                                                                                                                   ------------
Common stock repurchases                        (329)              (3,136)                                               (3,136)

Employee stock purchase plan                     169                1,127                                                 1,127

Exercised stock options                          103                  543                                                   543

Compensation expense related to
     stock options                                                    134                                                   134
                                           ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                    38,199      $1      $33,607      $59,244             -      $(907)        $91,945

Net income                                                                      20,445                                   20,445

Unrealized gain on investments, net                                                               33                         33
     of tax

Translation adjustments                                                                                    (703)           (703)
                                                                                                                  -------------
Other comprehensive income                                                                                               19,775
                                                                                                                  -------------
Common stock repurchases                        (219)              (2,060)                                               (2,060)

Employee stock purchase plan                     175                1,143                                                 1,143

Exercised stock options                          234                1,414                                                 1,414

Compensation expense related to
     stock options                                                     41                                                    41
                                           ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                    38,389      $1      $34,145      $79,689           $33    $(1,610)       $112,258

Net income                                                                      32,486                                   32,486
Unrealized gain on investments, net                                                              644                        644
     of tax

Translation adjustments                                                                                     417             417
                                                                                                                  -------------
Other comprehensive income                                                      32,486           644        417          33,547
                                                                                                                  -------------
Common stock repurchases                        (250)              (3,361)                                               (3,361)

Employee stock purchase plan                     76                   523                                                   523

Exercised stock options                         853                 6,093                                                 6,093

Tax benefit on stock options exercised                              2,881                                                 2,881

Stock warrants sales incentive                                      4,407                                                 4,407

Deferred stock warrant sales incentive                             (1,504)                                               (1,504)
                                           ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                   39,068       $1      $43,184     $112,175          $677    $(1,193)       $154,844
                                           ====================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                 YEAR
                                                                           ENDED DECEMBER 31
                                                                    ---------------------------------------
                                                                         2002           2001          2000
                                                                         ----           ----          ----
Cash flows from operating activities:
 Net income                                                         $  32,486      $  20,445     $   7,985

 Adjustments to reconcile net income to net cash
  Provided by/(used in) operating activities:
  Depreciation and amortization                                         2,176          1,800         2,633
  Metier Goodwill impairment and related charges (credits)             (5,698)             -        21,650
  Goodwill amortization                                                     0             76           655
  Realized (gains)/ losses on sales of available-for-sale securities     (727)            72             0
  Deferred income taxes                                                  (345)         4,468        (8,311)
  Stock warrants sales incentive                                        2,903
  Compensation expense related to
     Stock options                                                          0             41           134
  Loss on equity investments                                              141            752           526
  Changes in assets and liabilities:
  Accounts receivable, net                                              5,266           (602)       (7,394)
  Advance billing and other assets                                       (406)         1,574         1,711
  Accrued payroll and other liabilities                                (2,933)          (984)       (1,137)
  Deferred revenues                                                      (165)           217           728
  Capitalized development Cost - impairment                                 0          1,624
  Investments Impairment                                                    0          5,141             0
                                                                    --------------------------------------
  Net cash provided by operating activities                            32,698         34,624        19,180
                                                                    --------------------------------------

Cash flows provided by /(used in) investing activities:
  Property and equipment expenditures                                  (2,078)        (2,071)       (3,785)
  Equity and other investments                                              0         (1,386)       (3,730)
  Purchase of available-for-sale securities                           (15,228)       (32,952)            0
  Proceeds from sales of available-for-sale securities                 28,084         15,677             0
                                                                    --------------------------------------
  Net cash provided by/ (used in) investing activities                 10,778        (20,732)       (7,515)
                                                                    --------------------------------------

Cash flows provided by /(used in) financing activities:
  Net proceeds from issuance of stock                                   6,616          2,557         1,670
  Common stock repurchases                                             (3,361)        (2,060)       (3,136)
                                                                    --------------------------------------

  Net cash provided by/(used in) financing activities                   3,255            497        (1,466)
                                                                    --------------------------------------
Effect of foreign currency exchange rate changes on cash                  235            143          (332)
                                                                    --------------------------------------

Net increase in cash and cash equivalents                              46,966         14,532         9,867


Cash and cash equivalents, beginning of period                         88,010         73,478        63,611
                                                                    --------------------------------------


Cash and cash equivalents, end of period                            $ 134,976      $  88,010     $  73,478
                                                                    ======================================

Cash paid during the year for income taxes                          $  10,100      $   5,356     $   4,564
                                                                    ======================================

1.  BUSINESS

    Syntel, Inc. and Subsidiaries (the "Company") provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, healthcare, transportation, retail, and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of Applications Outsourcing, E-business, and TeamSourcing.

    Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. Application Outsourcing engagements are generally supported by multiyear contracts. Application Outsourcing revenues were 71%, 63% and 54% of revenues during 2002, 2001 and 2000, respectively.

    Through E-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM and Oracle, as well as partnership arrangements with leading software firms, including Tibco, Motive and Selectica, , to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed price basis, in which the Company assumes responsibility for management of the engagement. E-business revenues were 20%, 24% and 26% of total revenues in 2002, 2001 and 2000, respectively.

    Through TeamSourcing, the Company provides professional information technology services directly to the customer. TeamSourcing contracts are generally revocable by the customer without penalty.

2.  SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel (India) Limited ("Syntel India"), an Indian limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company, Syntel Canada Inc., ("Syntel Canada") a Canadian limited liability company, Syntel Deutschland GmbH, ("Syntel Germany") a German limited liability Company, Syntel Hong Kong Ltd. ("Syntel Hong Kong") a Hong Kong limited liability Company, Syntel Mauritius Limited ("Syntel Mauritius") a Mauritius limited liability Company, and Syntel "Australia" Pty. Limited ("Syntel Australia"), an Australian limited liability Company. All intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred. Revenue on fixed-price, development projects is measured by the percentage of costs incurred to date to the estimated total costs at completion. The Company issues invoices related to fixed price contracts based on achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the percentage completion method of accounting, are recognized as accrued or deferred revenue. Revenue from fixed-price application management and support engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

    Revenues are reported net of sales incentives.

    Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus ("EITF') 01-14, "Income Statement Characterization of Reimbursement received for `Out of Pocket' expenses incurred". The Company has retroactively applied the provisions of EITF 01-14 and has included reimbursements in the amounts of $1.5 million and $1.4 million as revenues in 2001 and 2000, respectively.

    CASH AND CASH EQUIVALENTS

    The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, approximately $66.6 million and $60.0 million respectively, represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are certificates of deposit, corporate bonds, and treasury notes held by various banking and financial institutions including other U.S.-based and India-based banks.

    FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISKS

    Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Our customer base consists primarily Global 2000 Companies and accordingly our accounts receivable is not exposed to significant credit risk. However, we periodically perform credit evaluations of our customers.

    The Company establishes an allowance for doubtful accounts as a provision for known and inherent collection risks related to its accounts receivable. The estimation of the provision is primarily based on an analysis of past due receivables.

    INVESTMENTS, MARKETABLE SECURITIES

    The Company's marketable mutual funds have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive loss in shareholders' equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of investments that are other than temporary declines, are included in other income. The cost of securities sold is determined on the weighted average method.

    LONG-LIVED ASSETS (OTHER THAN GOODWILL)

    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

    OTHER INCOME

    Other Income includes interest and dividend income, gains and losses from sale of securities and other investments.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:


                                                                               YEARS
     Computer equipment and software                                             3
     Furniture, fixtures and other equipment                                     7
     Vehicles                                                                    3
     Leasehold improvements                                                Life of lease
     Leasehold Land                                                        Life of lease

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

    GOODWILL

    Prior to 2002, goodwill was amortized on a straight-line basis over 15 years.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 142 replaces APB 17, "Intangible Assets". In accordance with SFAS No. 142, effective for the Company's year ended December 31, 2002, as a replacement to amortization of goodwill , the Company will evaluate goodwill for impairment annually.

    ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts including, but not limited to warranty costs, allowance for doubtful accounts, reserves for employee benefits, amortization and impairment of goodwill, contingencies and litigation, the recognition of revenues and profits based on percentage completion method and potential tax liabilities. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's foreign subsidiaries use the local currency of the country in which business is conducted as its functional currency. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive loss in shareholders' equity.

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

    EMPLOYEE BENEFITS

    The Company maintains 401(k) retirement plans that cover all regular employees on Syntel's U.S. payroll. Eligible employees may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plans. The Company may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2002, no contributions have been made.

    Eligible employees of Syntel India also receive benefits from a provident fund, which is a defined contribution plan. Both the employee and the company make monthly contributions equal to a specified percentage of the covered employee's salary to a Government administered provident fund. The Company has no further obligations beyond its monthly contributions.

    In accordance with the Payment of Gratuity Act, 1972, the Indian subsidiary provides for gratuity, a defined benefit retirement plan (the "Gratuity Plan") covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, of an amount based on the respective employee's salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. The Gratuity Plan is a non-funded plan and the Company intends to discharge this liability through its internal resources.

    STOCK BASED COMPENSATION

    The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:



                                                           YEAR ENDED DECEMBER 31
   Pro forma Net Income                              2002            2001           2000
                                                     ----            ----           ----
                                                  (In thousands, except per share data)

         Net Income reported                       $32,486         $20,445         $ 7,985
         Impact of SFAS No. 123                     (2,924)         (3,505)         (2,358)
                                                   -------         -------         -------

         Pro forma Net Income                      $29,562         $16,940         $ 5,627
                                                   =======         =======         =======

       Earnings per share as reported
         Basic                                       $0.84           $0.53           $0.21
         Diluted                                      0.81            0.52            0.20

         Earnings per share, Pro forma
         Basic                                       $0.76           $0.44           $0.15
         Diluted                                      0.74            0.43            0.14

    Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2002, 2001 and 2000:

                                                     2002            2001           2000
                                                     ----            ----           ----
         Estimated fair value of option              $5.86           $3.83          $12.41
         granted

         Assumptions
           Risk free interest rate                    3.25%           4.30%           5.00%
           Expected life                              5.00            5.00            5.00
           Expected volatility                       79.16%          80.40%          84.09%
           Expected dividends                        $0.00           $0.00           $0.00

    INCOME TAXES

    Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount that is more likely than not to be realized


    RECLASSIFICATIONS

    Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    Costs Associated with Exit or Disposal Activities - The FASB has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for all exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Such costs include one-time employee termination costs, contract cancellation provisions and other costs typically associated with a corporate restructuring or other exit or disposal activities.

    Accounting for Stock-Based Compensation - The FASB has issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for the adoption of the fair value based method of accounting for stock-based compensation and by requiring additional disclosures. The alternative methods under SFAS No. 148 include the prospective method, the modified prospective method and the retroactive restatement method. The Company has adopted the disclosure requirements of SFAS No. 148.

    Accounting and Disclosure Requirements for Guarantees - The FASB has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the provisions of which apply to guarantees issued or modified after December 31, 2002. This interpretation requires guarantors to record a liability for the fair value of certain guarantees at their inception. The Company has given no guarantees and does not expect the effect of adoption of this interpretation to be significant.

    Variable Interest Entities - The FASB has issued Interpretation No. 46, "Consolidation of Variable Interest Entities," the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first interim period beginning after June 15, 2003 to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity's assets or liabilities under certain circumstances. The Company does not expect the effects of adoption to be significant.

    3. ACQUISITIONS

    METIER, INC.

    During 1999, the Company acquired substantially all the business and assets of Metier, Inc. The acquisition resulted in goodwill of $20.5 million. During the year ended December 31, 2000, the Company determined that the Metier goodwill was impaired, resulting in a $21.6 million pretax charge, which included a provision of $2.6 million for the estimated costs of a settlement with the Metier shareholders.

    The consideration for the Metier acquisition in 1999 included a $1.6 million dollar payment to the Metier shareholders in April 2000 and 300,000 shares of Syntel stock, which were to be issued in September 2000. These shares were included in basic shares outstanding and the fair value of the shares to be issued, $ 4.7 million, was recorded as additional paid-in capital at the date of acquisition. During 2000, the Company entered into litigation with the former shareholders of Metier and the $1.6 million dollar payment was not made and the 300,000 shares were not issued. The acquisition agreement provided Metier shareholders with the right to put the shares to the Company under certain conditions. Accordingly, the $ 4.7 million was been reclassified from additional paid in capital for all periods presented. After the reclassification the accrued Metier liability at December 31, 2001 was $ 8.9 million, which was comprised of the fair value of the 300,000 shares, the $1.6 million payment referred to above and the estimated settlement costs of $2.6 million. The number of shares used in the Company's computations of basic and diluted earnings per share have been adjusted to remove the 300,000 shares. This adjustment did not change the reported earnings per share for the previously reported periods.

    In April 2002, the Company reached a resolution with the Metier shareholders wherein the $1.6 million dollar payment was not made, the 300,000 shares were not issued and the Company paid $2.3 million in settlement and legal costs. During the second quarter, the Company determined that the remaining $6.6 million of the accrued Metier liability, no longer required as a result of the settlement with the Metier shareholders, should remain accrued for the estimated costs associated with Metier-related and other litigation. In the fourth quarter, the Company settled certain of the Metier related and other litigation and in connection with these settlements, reversed approximately $5.7 million of the accrued Metier liability. Approximately $
    0.9 million remains in Accrued Metier Liabilities at December 31,2002 and is related to litigation that is expected to be resolved in 2003.

    IMG, INC

    Goodwill at December 31, 2002 and 2001 relates to the Company's acquisition of the business and assets of IMG, Inc. in 1999, which resulted in goodwill of $ 1.1 million. The IMG Goodwill has been allocated to the e- business reporting unit. The Company evaluated the carrying value of goodwill in accordance with SFAS 142 and determined that it was not impaired. In accordance with SFAS 142, no amortization has been recorded during the year ended December 31, 2002.

    The adjusted net income and earnings per share if goodwill had not been amortized in 2001 and 2000 are as follows:



------------------------------------------------------------------------------------
                                      2001                          2000

                                     (In thousands, except per share data)
                                      Per Share                         Per Share
                          Net Income    Basic   Diluted  Net Income   Basic  Diluted
                          ----------    -----   -------  ----------   -----  -------
Net income / EPS as           $20,445    $ 0.53   $0.52      $7,985   $0.21    $0.20
reported

Goodwill amortization              76                            65
Adjusted Net Income and
earnings per share -          $20,521    $ 0.54   $0.53      $8,050   $0.21    $0.20
basic/ diluted
====================================================================================

    4. INVESTMENTS

         At December 31, 2002, the Company had the following investments:

                                                                Investment
                                                 Accounting   balance prior
                 Investment         Ownership      Method     to impairment    Description of Business
                 ----------         ---------      ------     --------------   -----------------------
                                                               recorded in
                                                                2001 (In
                                                                thousands)

           New2USA                     (1)         Equity               $861   Web portal providing
                                                                               information and services to
                                                                               assist immigrants with
                                                                               settling in the U.S.
           Textiles Online
           Marketplaces Ltd.           10%          Cost              $2,500   Business to Business  internet
                                                                               based online textile exchange.
           Vianetta
           Communications (2)          <5%          Cost                $500   Computerized transcriptions of
                                                                               medical transcripts eliminating
                                                                               the need for dictation equipment.

           Utilitiesmart.com          6.5%          Cost                $200   Business to Business and
                                                                               Business to consumer E-business

           Nekema.com                 0.7%          Cost              $1,000   A web base market place for
                                                                               providing e-commerce
                                                                               technology to the business
                                                                               requirements of Insurance and
                                                                               Finance companies

           Convergent Corporation      13%          Cost                 $63   Supplier of Advance Billing
                                                                               System to Communication
                                                                               networks


        (1) Syntel's ownership in New2USA at December 31, 2002 and as at December 31, 2001 includes 3,500 shares of Class B common stock, representing approximately 81% ownership. This ownership percentage does not represent the Company's economic control, which is approximately 20%. The web portal of the company has been closed.

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

    The above investments were impaired with the balance being written off as of December 31, 2001 and reflected within loss from equity investments on the consolidated statements of income.

    In addition to the Company's investment in Vianetta, the Company's president and CEO as well as an outside director have invested $0.5 million and $0.1 million, respectively, with terms similar to those of the Company.

    Syntel's ownership in Skillbay, a web portal providing a Business to Business internet based exchange for IT services, includes 4,000 shares of Class B common stock representing approximately 97% Ownership. However, the company does not have any voting interest. Accordingly, it follows the equity basis of accounting. During the year ended December 31, 2002 and 2001, the Company recorded total revenues of $0.2 million and $ 0.1 million, respectively from Skillbay.

    The Company signed an agreement in April 2000 to provide development services to Textiles Online Marketplaces with a total contract value of $3.6 million. During the years ended December 31, 2002, 2001 and 2000 the Company recorded total revenues of $0.6 million, $0.7 million and $1.8 million, respectively.

    In addition to the Company's investment in Utilitiesmart.com, the Company's President and CEO has invested $ 0.1 million with terms similar to those of the Company.

    The Company signed an agreement in March, 1999 to provide Application Development, Maintenance and Technical support services to Nekema.com. During the year ended December 31, 2002 and 2001, the Company recorded total revenues of $ 1.0 million and $ 2.5 million, respectively.


5.  INVESTMENTS, MARKETABLE SECURITIES

    Investment in marketable securities included the following at December 31, 2002 and 2001:


                                                                   2002              2001
                                                                   ----              ----
                                                                       (In thousands)
    Cost                                                              $ 4,980          $ 17,170
    Unrealized gain, net                                                $ 677              $ 33
                                                              ---------------- -----------------
    Carrying value                                                    $ 5,737          $ 17,203
                                                              ---------------- -----------------
    Gross realized gains                                                $ 734              $ 69
    Gross realized losses                                                 $ 7             $ 141
    Dividend income                                                      $ 84             $ 767
    Proceeds on sale of investments                                  $ 28,084          $ 15,677


6.  STOCK WARRANTS SALES INCENTIVE

    During 2002, the Company granted to a significant customer an immediately exercisable warrant entitling the customer to purchase 322,210 shares of Company stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer achieving a specified minimum level of purchases of services (the "Performance Milestone") from the Company over a specified performance period ending in October of 2003. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

    The warrant agreement provides that if the customer does not meet the Performance Milestone, the customer would pay the Company the market price of the Company's stock at October 2003 for all shares held by the customer at the end of the performance period. If any shares had been sold by the customer prior to October 2003, then the payment to the Company would equal the gain realized by the customer on sale of such shares. Accordingly, the customer would earn the incentive only if the Performance Milestone is met.

    The Company has estimated that the customer will meet the Performance Milestone and in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", has recorded the sales incentive as a reduction of revenues, measured based on the fair value of the warrant at December 31, 2002, to the extent of revenues received through December 31, 2002.

    The warrant at December 31, 2002 was valued at approximately $4.4 million, based on a Black-Scholes model using the following assumptions ; volatility
    - 79.16%, interest rate - 3.25%, expected life - 2 months, expected dividend
    - 0%. The Company recorded the sales incentive of $2.9 million against revenue and the remaining sales incentive has been recorded as a contra-equity item in the Statement of Shareholders' Equity. The remaining sales incentive will be recorded against revenues from the customer as the remaining revenues are earned over the performance period ending in October 2003.

    The value of the sales incentive during future interim periods and at the final measurement date will be adjusted based on the market value of the shares on those dates. The final measurement date for calculating the value of the sales incentive will be the date that the Performance Milestone is reached or the shares are sold by the customer. If the customer does not reach the Performance Milestone, as estimated, the sales incentive recorded will be reversed.

    The Company has granted the same customer certain additional performance warrants at significantly higher performance milestones. The Company has estimated that such higher performance milestones will not be met. Accordingly, the Company has not accounted for these performance warrants. When the Company estimates that such higher performance milestones will be met, the sales incentive associated with the warrants will be recorded as a reduction of revenue.

    7.   DEFERRED REVENUE

         Deferred revenue consists of:

                                                                             2002            2001
                                                                      ---------------------------------
                                                                                   (In thousands)
          Uncompleted fixed price development contracts (1)
          Billings                                                        $ 15,701        $ 27,508

          Direct costs                                                       6,335          12,799

          Estimated earnings                                                 5,771          12,067
                                                                      -----------------------------------
          Deferred revenue on uncompleted fixed price development
          contracts                                                          3,595          2,642
          Advance billing on application management & support
          contracts                                                          1,241          2,405

          Other deferred revenue                                               450           404
                                                                      -----------------------------------

                                                                           $5,286           $5,451
                                                                      ===================================


     (1) Deferred revenue on uncompleted fixed price development contracts for the years ended December 31, 2002 and 2001 includes costs in excess of billings and estimated earnings of $0 and $243, respectively.


8.  PROPERTY AND EQUIPMENT

    Cost of property and equipment at December 31, 2002 and 2001 is summarized as follows:

                                                                          2002             2001
                                                                          ----             ----
                                                                           (IN THOUSANDS)
                 Computer equipment and software                           $11,925      $11,042
                 Furniture, fixtures  & other equipment                      6,026        5,557
                 Vehicles                                                      549          404
                 Leasehold improvements                                      1,274          925
                 Leasehold Land                                              1,001        -
                 Capital Advances / Work in Progress                           175        1,113
                                                                            ------       ------
                                                                            20,950       19,041
                 Accumulated depreciation and amortization                  15,801       13,823
                                                                            ------       ------
                                                                            $5,149      $ 5,218
                                                                            ===================


9.  LINE OF CREDIT

    The Company has a line-of-credit arrangement with a bank, expiring August 31, 2003, which provides for borrowings up to $20.0 million. Standby letters of credit are available for up to $5.0 million of this amount, at any one time outstanding, expiring not later than August 31, 2003. The letters of credit bear a 1% fee of the face value payable annually in advance. Interest is computed on the basis of the Company's option at (i) a formula approximating the Eurodollar rate plus the applicable Eurodollar margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at December 31, 2002 and 2001.

10. LEASES

    The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2002 are as follows:

                               (In thousands)
           2003                      $2,071
           2004                       1,352
           2005                         917
           2006                         646
           2007                          89
           thereafter                    27
                                    -------
                                    $ 5,102
                                    -------

    Total rent expense amounted to approximately $2.4 million, $2.3 million and $2.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

11. INCOME TAXES

    Income (loss) before income taxes for U. S. and foreign operations was as follows:



                                                                       2002          2001            2000
                                                                       ----          ----            ----
                                                                            (In thousands)
       U. S.                                                       $ 21,357      $ 12,555         $(5,439)
       Foreign                                                       23,608        20,419          12,983
                                                                   --------------------------------------
                                                                   $ 44,965      $ 32,974         $ 7,544
                                                                   ======================================

       The provision for income taxes is as follows:

                                                                      2002           2001            2000
                                                                      ----           ----            ----
                                                                           (In thousands)
       Current Provision
          Federal                                                  $ 7,389        $ 1,828          $5,535
          State                                                      1,348           (382)            759
          Foreign                                                    3,946          2,722           1,050
                                                                   -------        -------          ------
             Total current provision                                12,683          4,168           7,344
                                                                   -------        -------          ------

       Deferred
          Federal                                                     (292)         3,220          (7,019)
          State                                                        (53)         1,248          (1,292)
                                                                   -------        -------          ------
             Total deferred (credit) provision                       (345)          4,468          (8,311)
                                                                   -------        -------          ------

             Total provision (benefit) for income taxes           $ 12,338        $ 8,636          $ (967)
                                                                  ========        =======          ======

       The components of the net deferred tax asset are as follows:

                                                                           2002     2001
                                                                          ------   ------
                                                                           (In thousands)
          Deferred tax assets
              Goodwill impairment and related costs                       $   --   $  956
              Investments and capitalized development costs impairment     2,632    2,632
              Accrued expenses and allowances                              4,787    3,304
              Advanced billing receipts                                      473      655
                                                                          ------   ------
          Net deferred tax asset                                          $7,892   $7,547
                                                                          ======   ======

       Balance sheet classification of the net deferred tax asset is summarized as follows:

S                                                                           2002     2001
                                                                          ------   ------
                                                                           (IN THOUSANDS)
          Deferred tax asset, current (1)                                 $5,187   $4,915
          Deferred tax asset, non-current                                  2,705    2,632
                                                                          ------   ------
                                                                          $7,892   $7,547
                                                                          ======   ======


       (1) Current deferred tax assets are included in advanced billing and other current assets at December 31, 2002 and 2001, respectively.

       Under the Indian Income Tax Act of 1961 (the "Act"), Syntel is eligible for certain favorable tax provisions including: (i) an exemption from payment of corporate income taxes for up to five years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on profits derived from exporting computer software services from India (the "Export Exemption"). During 1999, the Indian government amended the Tax Holiday regulations and under the new regulations, the Company's Tax Holidays will expire no earlier than March 31, 2003 and hence deferred tax liabilities, if any, have not been computed. During February 2002, the Indian government made certain prospective changes in tax regulations, which restricted the exemption under (i) above to the extent of 90%, resulting in taxation of the remaining 10% of export profits earned by Syntel India, beginning April 2002. In the proposed annual budget during February 2003, the Indian government has removed the restriction of 90% beginning April 2003.

       For those undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. The unrecognized taxes on the undistributed earnings are approximately $ 24.7 million at December 31, 2002.

       The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:

                                                            2002        2001        2000
                                                          --------    --------    --------
                                                                  (IN THOUSANDS)
          Statutory provision                             $ 15,738    $ 11,541    $  2,640
          State taxes, net of federal benefit                  787         431        (287)
          Tax-free investment income                          (411)       (527)       (676)
          Foreign effective tax rates different from US     (4,317)     (4,425)     (3,494)
                 Statutory Rate
          Other,net                                            541       1,616         850
                                                          --------    --------    --------
          Total Provision                                 $ 12,338    $  8,636    $   (967)
                                                          ========    ========    ========

12.    EARNINGS PER SHARE

       The reconciliation of earnings per share computations for the years 2002, 2001, and 2000 are as follows:

                                                     2002                      2001                       2000
                                           -------------------------   ----------------------     ----------------------
                                                            Per                      Per                        Per
                                              Shares       Share         Shares     Share           Shares     Share
                                              ------       -----         ------     -----           ------     -----
                                                              (In thousands, except per share data)
    Basic earnings per share                  38,733       $0.84         38,220     $ 0.53          38,323     $0.21
    Net dilutive effect of stock
    Options and warrants outstanding           1,184       (.03)            767       (.01)          1,144      (.01)
                                           -------------------------   ----------------------     ----------------------
                                              39,917       $0.81         38,987     $ 0.52          39,467     $0.20
                                           =========================   ======================     ======================

       As of December 31, 2001 and 2000, stock options to purchase 411,379 and 1,687,313 shares of common stock, respectively, at a weighted average price per share of $ 12.57 and $9.69, respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was antidilutive. No options were excluded from the computation as of December 31, 2002.

13.    STOCK COMPENSATION PLANS

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

       For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense was being recognized over the vesting period for such difference.

       Option activity during the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                          Weighted
                                                                     Number               Average
                                                                   of Shares               Price
                                                                   ---------               -----
      Shares under option

                        Outstanding, January 1, 2000               3,137,237                   $7.93

             Activity during 2000
                  Granted, price equals fair value                   618,796                   13.04
                  Exercised                                          103,214                    5.24
                  Forfeited                                        1,158,436                   10.47
                  Expired                                              8,390                    6.33
                                                              ---------------     -------------------
                               Outstanding, December 31, 2000      2,485,993                    8.04
             Activity during 2001
                  Granted, price equals fair value                   788,025                    6.40
                  Exercised                                          233,470                    6.06
                  Forfeited                                          283,338                    9.41
                  Expired                                              8,914                    9.46
                                                              ---------------------------------------
                        Outstanding, December 31, 2001             2,748,296                    7.68

             Activity during 2002
                  Granted, price equals fair value                   674,598                   12.31
                  Exercised                                          853,083                    7.14
                  Forfeited                                          223,629                    9.19
                  Expired                                              7,708                    8.38
                                                              ---------------     -------------------
                        Outstanding, December 31, 2002             2,338,474                   $9.14
                                                              ===============     ===================

                        Exercisable, December 31, 2002               495,418                   $7.61
                                                              ===============     ===================

      The following tables sets forth details of options outstanding and exercisable at December 31, 2002:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
      --------------------------------------------------------------------------------------------------
      Range of Exercise        Number         Weighted    Weighted      Number          Weighted
      Prices                   Outstanding    Average     Average       Exercisable     Average
                                              Contractual Exercise                      Exercise Price
                                              Life        Price
      --------------------------------------------------------------------------------------------------
      $0.00 - $3.31                   12,250     4.3            $ 1.33          12,250           $ 1.33
      $3.31 - $6.63                  733,713     7.5              5.13         178,225             5.33
      $6.63 - $9.95                  738,572     7.3              8.53         222,792             8.31
      $9.95 - $13.27                 459,251     8.0             11.75          76,851            11.36
      $13.27 - $16.59                305,688     9.1             14.08           5,300            14.42
      $16.59 - $19.91                 82,000     9.4             17.64
      $19.91 - $23.23                  7,000     9.9             19.99
                                   2,338,474     7.8             $9.14         495,418            $7.61

       The Company has an employee stock purchase plan, which provides for employees to purchase pre-established amounts as determined by the compensation committee. The price at which employees may purchase common stock is set by the compensation committee as not less than the lesser of 85% of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the common stock on the last day of the purchase period. The Company has reserved 1.5 million shares of common stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum contribution value, which may not exceed $21,250 for each calendar year in which a purchase period occurs. As of December 31, 2002 and 2001 the Company has $0.4 million and $ 0.2 million, respectively of employee withholdings, included in accrued payroll and related costs in the balance sheet to be used to purchase company stock.

14.    COMMITMENTS & CONTINGENCIES

       The Indian subsidiary had commitments for capital expenditures (net of advances) of $0.3 million related to a new facility being constructed at Pune, India, as on December 31, 2002. The Company and its subsidiaries are parties to litigation and claims which have arisen in the normal course of their activities. Although the amount of the Company's ultimate liability, if any, with respect to these matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that they will not have a material adverse effect upon the Company's consolidated financial position.

15.    EMPLOYEE BENEFIT PLANS

                  Provident Fund Contribution expense recognized by Syntel India was $0.1 million, $0.1 million and $0.09 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                  Expense recognized by Syntel India under the Gratuity Plan was $0.2 million, $0.1 million and $0.04 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                  The Company offers a discretionary bonus plan for its employees. During 2002, management revised its estimate of the 2001 bonus compensation and reversed approximately $2.8 million of bonus compensation accrued as of December 31, 2001, which was in excess of the actual payouts made, based on management performance appraisals.

16.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

                 Allowance for Doubtful Accounts                  2002           2001           2000
                 -------------------------------                  ----           ----           ----
                                                                        (In thousands)
          Balance at beginning of period                        $ 5,852        $ 3,309        $ 3,323
          Charged to costs and expenses                             692          2,543            (3)
          Uncollectible accounts written off, net of
          recoveries                                              3,162              -             11
                                                         ---------------------------------------------
          Balance at end of period                              $ 3,382        $ 5,852        $ 3,309
                                                         ---------------------------------------------

17.    SEGMENT REPORTING

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


                                                                   2002          2001           2000
                                                                   ----          ----           ----
                                                                          (In thousands)
       Net Revenues
              Application Outsourcing                            $113,981      $ 108,274      $ 90,069
              E-business                                           31,951         41,449        43,789
              TeamSourcing                                         15,575         22,560        32,382
                                                            -------------------------------------------
                                                                  161,507        172,283       166,240

       Gross Profit
              Application Outsourcing                              54,053         46,225        38,783
              E-business                                           11,429         14,276        13,622
              TeamSourcing                                          2,015          4,839         7,801
                                                            -------------------------------------------
                                                                   67,497         65,340        60,206

       Selling, general and administrative expenses                31,421         34,522        34,424

       Metier goodwill impairment and related
       charges/(credit)                                            (5,698)       -              21,650

       Capitalized development cost impairment                                     1,624             -
                                                            -------------------------------------------
       Income from operations                                     $41,774        $29,194        $4,132
                                                            ===========================================


       During the year ended December 31, 2002, one customer American Express Corp. contributed revenue in excess of 10% of total consolidated revenues. The Company's largest customer in 2002 was American Express Corp. Revenue from this customer was approximately $28.6 million, contributing approximately 18% of total consolidated revenues during 2002. At December 31, 2002 accounts receivable, from this customer was nil. All revenue from this customer was generated in the Applications Outsourcing segment.

       During the year ended December 31, 2001 three customers contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2001 were American Express Corp., Target Corporation (formerly Dayton Hudson Group) and American International Group Inc. Revenues from these customers were approximately $31.1 million, $19.0 million and $18.6 million contributing approximately 18%, 11% and 11% respectively, of total consolidated revenues during 2001. At December 31, 2001 approximately 3.4%, 12.3% and 10.8%, respectively of accounts receivable, were from these customers. All revenues from these customers were generated in the Applications Outsourcing segment.

       During the year ended December 31, 2000, the Company had one customer, AIG, that contributed in excess of 10% of the total consolidated revenues. Revenue from this customer was approximately $31.8 million, contributing approximately 19% of total consolidated revenues during 2000. At December 31, 2000, approximately 2% of accounts receivable, was from this customer. All revenues from this customer were generated in the Applications Outsourcing segment.

18.    GEOGRAPHIC INFORMATION

       Customers of the Company are primarily situated in the United States. Net revenues, income before income taxes and identifiable assets by geographic location were as follows:

                                                                 2002           2001           2000
                                                                 ----           ----           ----
                                                                           (In thousands)
       Net Revenues
             North America, primarily United States               $148,326       $153,821        $156,093
             India                                                  43,891         30,487          19,716
             UK                                                     12,182         16,731           9,317
             Far East, primarily Singapore                             830          1,328             794
             Germany                                                    85              -               -
             Intercompany revenue elimination (primarily
             India)                                                (43,807)       (30,084)        (19,680)
                                                            ----------------------------------------------
              Total revenue                                       $161,507       $172,283        $166,240
                                                            ==============================================
       Income / (loss) before income taxes
             North America, primarily United States                $21,357        $12,555         $(5,439)
             India                                                  23,417         18,390          12,580
             UK                                                        661          2,294             358
             Far East, primarily Singapore                             (32)            61               -
             Germany                                                  (438)          (326)             45
                                                            ----------------------------------------------
             Income/(loss) before income taxes                     $44,965        $32,974          $7,544
                                                            ==============================================

       Assets, December 31
             North America, primarily United States *             $125,932       $108,186        $101,105
             India                                                  50,447         37,976          24,170
             UK                                                      6,808          5,383           7,345
             Far East, primarily Singapore                             363            446             278
             Germany                                                    22            256               -
                                               Total assets       $183,572       $152,247        $132,898
                                                            ==============================================

       * Assets include current assets, deferred tax assets , property and equipment and goodwill.

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected financial data by calendar quarter were as follows:

                                                          First        Second    Third     Fourth      Full Year
                                                          Quarter     Quarter    Quarter   Quarter     ---------
                                                          -------     -------    -------   -------
                                                                  (In thousands, except per share data)
   2002

   Net Revenues (a)                                         $40,490     $39,500   $42,126    $39,391    $161,507

   Cost of revenues (b)                                      24,559      23,903    23,332     22,216      94,010
                                                         --------------------------------------------------------
                  Gross profit                               15,931      15,597    18,794     17,175      67,497

   Selling, general and administrative expenses (c)           8,021       7,648     7,976      7,776      31,421
   Write Back related to Metier settlement (d)                    -           -         -     (5,698)     (5,698)
                                                         --------------------------------------------------------

                  Income from operations                      7,910       7,949    10,818     15,097      41,774

   Other income, principally interest                           678         733       795        985       3,191
                                                         --------------------------------------------------------

                  Income before income taxes                  8,588       8,682    11,613     16,082      44,965

   Income tax provision                                       2,227       2,397     2,924      4,790      12,338
                                                         --------------------------------------------------------

                  Net income before loss from                 6,361       6,285     8,689     11,292      32,627
                  equity investments

   Loss from equity investments                                   -           -         -        141         141
                                                         --------------------------------------------------------

                  Net income                                 $6,361      $6,285    $8,689    $11,151     $32,486
                                                         ========================================================

   Earnings per share, diluted (e)                            $0.16       $0.16     $0.22      $0.28       $0.81
                                                         ========================================================

   Weighted average shares outstanding, diluted (f)          40,088      39,768    39,509     40,304      39,917
                                                         ========================================================

   2001

   Net Revenues                                           $42,752       $42,953   $43,257    $43,321    $172,283

   Cost of revenues                                          27,145      26,337    26,726     26,735     106,943
                                                         --------------------------------------------------------
                  Gross profit                               15,607      16,616    16,531     16,586      65,340

   Selling, general and administrative expenses               8,813       8,436     8,622      8,651      34,522

   Capitalized development  cost   impairment                     -           -         -      1,624       1,624
                                                         --------------------------------------------------------

                  Income from operations                      6,794       8,180     7,909      6,311      29,194

   Other income, principally interest                           957         912     1,108        803       3,780
                                                         --------------------------------------------------------

                  Income before income taxes                  7,751       9,092     9,017      7,114      32,974

   Income tax provision                                       1,865       2,522     2,471      1,778       8,636
                                                         --------------------------------------------------------

                  Net income before loss from                 5,886       6,570     6,546      5,336      24,338
                  equity investments and
                  investment write off (net of tax)
   Loss from equity investments and investment                  321         218       213      3,141       3,893
   write off
                                                         --------------------------------------------------------
                  Net income                                 $5,565      $6,352    $6,333     $2,195     $20,445
                                                         ========================================================

   Earnings per share, diluted (e)                            $0.14       $0.16     $0.16      $0.06       $0.52
                                                         ========================================================

   Weighted average shares outstanding, diluted (f)          38,812      38,814    38,799     39,523      38,987
                                                         ========================================================


(a) As discussed in note 6, the Company recorded a $2.9 million stock warrant sales incentive as a reduction of revenue in the fourth quarter.

(b) During the fourth quarter, the Company reversed $1.3 million in connection with a change in an internal policy related to unused employee vacation time.

(c) During the second quarter, the Company changed its estimate of the payout on previously accrued discretionary bonus and reversed $2.8 million. In addition, the Company recorded a recovery of $0.8 million and $1.3 million in the second quarter and forth quarter respectively, relating to receivables that had previously been reserved for.

(d) As discussed in Note 3, the Company reached a resolution with the Metier shareholders in the second quarter for $2.0 million and paid legal costs of $0.3 million. The remaining accrued Metier liability of $6.6 million was determined to be necessary for the estimated settlement costs of Metier-related and other litigation. Certain of the Metier-related and other litigation was settled in the fourth quarter and the Company reversed $5.7 million of the accrued Metier liability.

(e) Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

(f) Refer note 3 related to Metier with regard to change in previously reported weighted average shares outstanding.

(g) Certain amounts in previously issued quarterly financial data have been reclassified to conform to the full year presentation.

                                 EXHIBIT INDEX


Exhibit No.                           Description


10.4 Line of Credit Agreement, dated August 31, 2002, between the Registrant and Bank One, Michigan.

10.5 Lease, dated October 24, 2001, between Big Beaver/Kilmer Associates L.L.C. and the Registrant.

21                Subsidiaries of the Registrant.

99.2              Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002