Form 10-Q
period 2003-03-31
SYNTEL INC
filed 2003-04-30
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

 For the quarterly period ended March 31, 2003 or
                                ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from              to
                               ------------    -------------

Commission file number 0-22903 -------

                                  SYNTEL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Michigan                             38-2312018
         -------------------------------             -------------------
         (State or Other Jurisdiction of               (IRS Employer
         Incorporation or Organization)              Identification No.)


      525 E. Big Beaver Road, Suite 300, Troy, Michigan         48083
     --------------------------------------------------       ----------
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

Yes     X      No
   -----------    ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
   -----------    ----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value: 39,470,035 shares issued and outstanding as of April 17, 2003.

                                  SYNTEL, INC.

                                      INDEX



     Part I Financial Information                                          Page

       Item 1 Financial Statements
                 Condensed Consolidated Statements of Income                3
                 Condensed Consolidated Balance Sheets                      4
                 Condensed Consolidated Statements of Cash Flows            5
                 Notes to the Condensed Consolidated Financial Statements   6
       Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             11

     Part II  Other Information                                            16
     Signatures                                                            17
     Certificate of  Principal Executive officer                           18
     Certificate of  Principal Financial officer                           19

                         SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                                    ----------------------------
                                                         2003               2002
                                                         ----               ----
Revenues (net)                                      $  44,078         $   40,490
Cost of revenues                                       25,080             24,559
                                                    ---------         ----------
Gross profit                                           18,998             15,931

Selling, general and administrative expenses            7,889              8,021
                                                    ---------         ----------
Income from operations                                 11,109              7,910

Other income, principally interest                        615                678
                                                    ---------         ----------
Income before income taxes                             11,724              8,588

Income tax                                              3,347              2,227
                                                    ---------         ----------
Net income before loss from equity investment           8,377              6,361

Loss from equity investment                                25                  0
                                                    ---------         ----------
Net income                                          $   8,352         $    6,361
                                                    =========         ==========
EARNINGS PER SHARE
 Basic                                              $    0.21         $     0.16
 Diluted                                            $    0.21         $     0.16

 Weighted average common shares outstanding:

 Basic                                                 39,247             38,563
                                                    =========         ==========

 Diluted                                               40,493             40,088
                                                    =========         ==========

                         SYNTEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                MARCH 31,       DECEMBER 31,
                                                                  2003             2002
                                                                  ----             ----

                                     ASSETS


Current assets:
Cash and cash equivalents                                       $139,970         $  134,976
Investments, marketable securities                                 8,266              5,737
Accounts receivable, net of provision
  for doubtful accounts                                           28,770             24,329
Advanced billings and other current assets                         8,546              9,674
                                                               ---------         ----------
     Total current assets                                        185,552            174,716
Property and equipment                                            21,840             20,950
Less accumulated depreciation                                     16,374             15,801
                                                               ---------         ----------
     Property and equipment, net                                   5,466              5,149

Goodwill                                                             906                906

Deferred income taxes and other noncurrent assets                  2,819              2,801
                                                               ---------         ----------

                                                               $ 194,743         $  183,572
                                                               =========         ==========


                                   LIABILITIES


Current liabilities:
Accrued payroll and related costs                              $   9,611         $   10,885
Accounts payable and other current liabilities                    16,446             12,557
Deferred revenue                                                   3,480              5,286
                                                               ---------         ----------
     Total liabilities                                            29,537             28,728

                              SHAREHOLDERS' EQUITY

Total Shareholders' Equity                                       165,206            154,844
                                                               ---------         ----------
Total liabilities and shareholders' equity                     $ 194,743          $ 183,572
                                                               =========         ==========

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS

                                                                                      ENDED MARCH 31
                                                                                ------------------------------
                                                                                    2003              2002
                                                                                    ----              ----


Cash flows from operating activities:

Net income                                                                        $  8,352            $  6,361
                                                                                ==========          ==========
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                      534                 510
    Realized (gains) / losses on sales of available-for-sale securities                                     12
    Deferred income taxes                                                              388                 175
    Stock warrants sales incentive                                                      86
    Loss on equity investments                                                          25
    Changes in assets and liabilities:
       Accounts receivable, net                                                    (4,205)               (569)
       Advance billing and other assets                                                744                 158
       Accrued payroll and other liabilities                                         3,036               (432)
       Deferred revenues                                                           (1,806)             (1,529)
                                                                                ----------           ---------
    Net cash provided by operating activities                                        7,154               4,686

Cash flows from investing activities,
    Property and equipment expenditures                                              (819)               (519)
    Purchase of available-for-sale securities                                      (2,465)            (11,925)
    Proceeds from sales of available-for-sale securities                                 0              13,185
                                                                                ----------           ---------
    Net cash provided by/(used in) investing activities                            (3,284)                 741

Cash flows from financing activities:
    Net proceeds from issuance of stock                                              1,440               2,412
    Common stock repurchases                                                         (160)               (634)
                                                                                ----------           ---------
    Net cash provided by financing activities                                        1,280               1,778

Effect of foreign currency exchange rate changes on cash                             (156)                  65
                                                                                ----------           ---------
Net increase in cash and cash equivalents                                            4,994               7,270

Cash and cash equivalents, beginning of period                                    $134,976            $ 88,010

Cash and cash equivalents, end of period
                                                                                  $139,970            $ 95,280

                                        5

     SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of March 31, 2003, the results of their operations for the three month period ended March 31, 2003 and March 31, 2002, and cash flows for the three months ended March 31, 2003 and March 31, 2002. The year end condensed balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2002.

     Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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


     3. ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts including, but not limited to warranty costs, allowance for doubtful accounts, reserves for employee benefits, amortization and impairment of goodwill, contingencies and litigation, the recognition of revenues and profits based on percentage completion method and potential tax liabilities. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements. During the first quarter, management revised its estimates of outstanding bonus compensation and reversed $0.6 million of bonus compensation accrued as of December 31, 2002. In addition, in connection with settlements and other changes in estimates of underlying legal costs, $0.3 million of provision for litigation and legal fees was reversed.


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

     Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus ("EITF") 01-14, "Income Statement Characterization of Reimbursement received for `Out of Pocket' expenses incurred".


     5. CASH AND CASH EQUIVALENTS

     For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

     At March 31, 2003 and 2002, approximately $63.1 million and $58.1 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are certificates of deposit, corporate bonds, and treasury notes held by various banking institutions including other U.S.-based and local India-based banks.


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

     The Company has estimated that the customer will meet the Performance Milestone and in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", has recorded the sales incentive as a reduction of revenues, measured based on the market value of the shares at March 31, 2003, to the extent of revenues received through March 31, 2003.

     The shares at March 31, 2003 were valued at approximately $4.02 million. The Company recorded the portion of the sales incentive earned in the first quarter of $ 86,451 against revenue. Cumulatively, the Company has recorded $3.0 million of the sales incentive as a reduction of revenue and the remaining sales incentive has been recorded as a contra-equity item in the Statement of Shareholders' Equity. The remaining sales incentive will be recorded against revenues from the customer as the remaining revenues are earned over the performance period ending in October 2003.

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

     7. COMPREHENSIVE INCOME

     Total Comprehensive Income for the three month period ended March 31, 2003 and 2002 was as follows (in thousands):

                                                       Three Months Ended
                                                       ------------------
                                                             March 31
                                                             --------
                                                       2003        2002
                                                       ----        ----

          Net income                                   $8,352      $6,361
          Other comprehensive income
          Unrealized Gain                                  14          50
          Foreign currency translation adjustments         62       (106)
                                                       ------      ------
          Total comprehensive income                   $8,428      $6,305
                                                       ======      ======



     8. EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

     The following table sets forth the computation of earnings per share.


                                                                 Three Months Ended

                                                       March 31, 2003              March 31, 2002
                                                      ---------------              --------------
                                                  Weighted      Earnings       Weighted     Earnings
                                                  Average         per          Average        per
                                                  Shares         share         Shares        share
                                                  ------         -----         ------        -----
                                                     (in thousands, except per share earnings)

          Basic earnings per share                  39,247       $  0.21         38,563      $  0.16
          Net dilutive effect of stock options
          outstanding                                1,246                        1,525
                                                  --------      --------        -------      -------
          Diluted earnings per share                40,493       $  0.21         40,088      $  0.16
                                                  ========      ========        =======      =======


          9. SEGMENT REPORTING

          The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three months period ended March 31, 2003 and March 31, 2002 is as follows:

                                                Three Months Ended
                                                ------------------
                                     March 31, 2003            March 31, 2002
                                     --------------            --------------
                                                  (In thousands)

          Revenues:

          Applications Outsourcing      $  32,967                $   27,467
          e-Business                        8,466                     8,557
          TeamSourcing                      2,645                     4,466
                                        ---------                ----------
                                        $  44,078                $   40,490
                                        ---------                ----------
          Gross Profit:
          Applications Outsourcing      $  15,010                $   12,143
          e-Business                        3,685                     3,061
          TeamSourcing                        303                       727
                                        ---------                ----------
                                        $  18,998                $   15,931
                                        ---------                ----------


          During the quarter ended March 31, 2003, two customers namely American Express Corp. and Target Corporation contributed revenues in excess of 10% of total consolidated revenues. Revenues from these customers were $6.5 million and $4.9 million, contributing approximately 15 % and 11% respectively, of total consolidated revenues during first quarter of 2003.

          During the quarter ended March 31, 2002, the Company had one customer, American Express Corp. that contributed revenues in excess of 10% of total consolidated revenues. Revenues from this customer was $6.1 million, contributing approximately 15 % of total consolidated revenues during first quarter of 2002.

      10. GEOGRAPHIC INFORMATION

          Customers of the Company are primarily situated in the United States. Net revenues, income before income taxes and identifiable assets by geographic location were as follows:



                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                        MARCH 31      MARCH 31,
                                                                       ---------     ----------
                                                                          2003           2002
                                                                          ----           ----
                                                                           (In thousands)
               Net Revenues
                     North America, primarily United States             $ 40,396       $ 37,705
                     India                                                15,236          7,681
                     UK                                                    3,543          2,552
                     Far East, primarily Singapore                           137            233
                     Germany                                                   5              -
                     Intercompany revenue elimination (primarily        (15,239)        (7,681)
                     India)                                           ----------     ----------
                     Total revenue                                      $ 44,078       $ 40,490
                                                                      ==========     ==========
               Income/(loss) before income taxes
                     North America, primarily United States             $  3,441       $  4,879
                     India                                                 7,964          4,254
                     UK                                                      473          (458)
                     Far East, primarily Singapore                          (51)             43
                     Germany                                               (103)          (130)
                                                                      ----------     ----------
                     Income/(loss) before income taxes                  $ 11,724       $  8,588
                                                                      ==========     ==========
               Assets, March 31
                    North America, primarily United States *            $131,385       $110,921
                    India                                                 56,444         42,548
                    UK                                                     6,528          4,409
                    Far East, primarily Singapore                            289            492
                    Germany                                                   97            151
                                                                      ----------     ----------
                                                     Total assets       $194,743       $158,521
                                                                      ==========     ==========


* Assets include current assets, deferred tax assets, property and equipment and goodwill.

    11.  INCOME TAXES

       The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before income taxes:

                                                               Q1 2003         Q1 2002
                                                               -------         -------
                                                                   (In thousands)

       Statutory provision                                     $ 4,103         $ 3,006
       State taxes, net of federal benefit                         124             183
       Tax-free investment income                                (101)            (74)
       Foreign effective tax rates different from US             (779)           (888)
              Statutory Rate                                   -------         -------
       Total Provision                                         $ 3,347         $ 2,227
                                                               =======         =======

    12.  STOCK BASED COMPENSATION

       The Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:



                                                             THREE MONTHS ENDED
                                                                  MARCH 31

                                                         2003               2002
                                                         ----               ----

                                                            (in thousands)
        Net Income
          As reported                                   $ 8,352            $ 6,361

          Impact of SFAS No. 123, net of tax            $(1,168)           $(1,655)
                                                        -------            -------
        Pro forma net income                            $ 7,184            $ 4,706

          Earnings per share, pro forma
          Basic earnings per share                       $ 0.18             $ 0.12
        Diluted earnings per share                       $ 0.18             $ 0.12

        Earnings per share as reported
          Basic earnings per share                       $ 0.21             $ 0.16
          Diluted earnings per share                     $ 0.21             $ 0.16
       Weighted Average Shares Outstanding
         Basic                                           39,247             38,563
         Diluted                                         40,493             40,088





       Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in Q1 2003 and Q1 2002:


                                                              Q1 2003       Q1 2002
                                                             --------      --------
              Estimated fair value of option granted           $ 5.85        $ 6.08

                Assumptions
                Risk free interest rate                         2.80%         3.25%
                Expected life                                       5             5
                Expected volatility                            78.41%        84.42%
                Expected dividends                             $ 0.00        $ 0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SYNTEL INC. AND SUBSIDIARIES

    RESULTS OF OPERATIONS

    REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased by 8.9% to $44.1 million in the first quarter of 2003 from $40.5 million in the first quarter of 2002. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of March 31, 2003 increased to 2,251 compared to 1,581 as of March 31, 2002.

    APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $33.0 million for the first quarter of 2003, or 74.8% of total revenues, from $27.5 million, or 67.8% of first quarter revenues for 2002. The $5.5 million increase for the first quarter was attributable principally to net growth in new engagements contributing approximately $17.5 million largely offset by $12 million in lost revenues as a result of project completion.

    APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 54.5% total Applications Outsourcing revenues for the first quarter of 2003, from 55.8% for the first quarter of 2002. The 1.3% decrease in cost of revenues as a percent of revenues for the first quarter was attributable to the increase in higher margin offshore component of the overall services.

    E-BUSINESS REVENUES. e-Business revenues decreased to $8.5 million for the first quarter of 2003, or 19.2% of total consolidated revenues, from $8.6 million, or 21.1% of total consolidated revenues for the first quarter of 2002. The revenues from this segment remained more or less constant.

    E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 56.5% of total e-Business revenues for the first quarter of 2003, from 64.2% for the first quarter of 2002. The 7.7% decrease was attributable principally to decreased compensation and benefit costs in relation to the billing rates.

    TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $2.6 million for the first quarter of 2003, or 6% of total revenues, down from $4.5 million, or 11% of total revenues for the first quarter of 2002. The $1.9 million decrease for the first quarter was principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus away from this segment and focusing on higher margin Segments.

    TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 88.5% of TeamSourcing revenues for the first quarter of 2003, from 83.7% for the first quarter of 2002. The 4.8% increase in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to lower utilization due to the softness in the economy.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended March 31, 2003 were $7.9 million or 17.9% of total revenues, compared to $8 million or 19.8% of total revenues for the three months ended March 31, 2002. During the first quarter, management revised its estimates of outstanding bonus compensation and reversed $0.6 million of bonus compensation accrued as of December 31, 2002. In addition, in connections with settlements and other changes in estimates of underlying legal costs, $0.3 million of provision for litigation and legal fees was reversed. The change in selling, general and administrative expenses was attributable principally to an increase in travel, contract services and training expenses contributing approximately $0.2 million, $0.2 million and $0.1 million respectively offset by a decrease in compensation costs and reduction in office expenses contributing approximately $0.4 million and $0.2 million respectively.

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

    Net cash generated by operating activities was $7.1 million for the first three months of 2003, compared to $4.7 million for the first three months of 2002. The number of days sales outstanding in accounts receivable was approximately 59 days and 70 days as of March 31, 2003 and March 31, 2002, respectively.

    Net cash used by investing activities was $3.3 million for the first three months of 2003, consisted principally of $2.5 million for purchase of available-for-sale securities and $0.8 million for capital expenditures, consisting principally of PCs and communication equipments. Net cash provided by investing activities was $0.7 million for the first three months of 2002 consisted principally of $13.2 million for proceeds from sale of available-for-sale securities, partially offset by $12.0 million for purchase of available-for-sale securities and $0.5 million for capital expenditures, consisting principally of PC's and communication equipments.

    Net cash provided by financing activities was $1.3 million for the first three months of 2003, consisted principally of $1.4 million for the proceeds from the exercise of stock options, offset by common stock repurchases of $0.2 million. Net cash provided by financing activities was $1.8 million for the first three months of 2002, consisted principally of $2.4 million for the proceeds from the exercise of stock options, offset by common stock repurchases of $0.6 million.

    The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of Credit expires on August 31, 2003. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At March 31, 2003, there was no indebtedness outstanding under the line of credit. The letters of credit bear 1% fee of the face value payable annually in advance. Borrowings under the line of credit bear interest at 1) a formula approximating the bank's Eurodollar rate plus applicable margin of 1.25% or 2) the bank's prime rate plus 1.25%. No borrowings were outstanding at March 31, 2003 and 2002.

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


SECTION II. DISTRIBUTION AND DILUTIVE EFFECT OF OPTIONS

---------------------------------------------------------------------------------------------------------------------------
                                           EMPLOYEE AND EXECUTIVE OPTION GRANTS

                                AS OF END OF MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------------
                 PARTICULARS                         2003 YTD                2002 YTD                   2001 YTD
---------------------------------------------------------------------------------------------------------------------------
Net grants during the period as % of
outstanding shares (#)                                0.09%                    1.74%                     2.06%
-------------------------------------
Grants to listed officers* during
the period as % of total options
granted (%)                                           0.00%                   11.12%                    15.86%
-------------------------------------
Grants to listed officers* during
the period as % of outstanding
shares (%)                                            0.00%                    0.19%                     0.33%
-------------------------------------
Cumulative options held by listed
officers* as % of total options
outstanding (%)                                      13.72%                   15.27%                    10.27%
---------------------------------------------------------------------------------------------------------------------------

*See section IV for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

SECTION III. GENERAL OPTION INFORMATION


----------------------------------------------------------------------------------------------------------------------
                                                     SUMMARY OF OPTION ACTIVITY
                                         AS OF END OF MARCH 31, 2003 AND DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                       OPTIONS OUTSTANDING
----------------------------------------------------------------------------------------------------------------------
                                                          NUMBER OF OPTIONS   NUMBER OF SHARES    WEIGHTED AVERAGE
                                                           OUTSTANDING (#)           (#)         EXERCISE PRICE ($)
----------------------------------------------------------------------------------------------------------------------
Last Fiscal Year (as      DECEMBER 31, 2001                     2,748,296                                     7.68
---------------------
reported in the 10K)
--------------------      Grants                                  674,598                  -                 12.31

                          Options assumed in acquisitions               -                  -                     -

                          Exercises                               853,083                  -                  7.14

                          Cancellations                           231,337                  -                  9.16

                          Additional shares reserved                    -                  -                     -

                          DECEMBER 31, 2002                     2,338,474                                     9.14
Year to Date              Grants                                   36,000                  -                 19.91
------------
(As of End of             Options assumed in acquisitions                                  -

Current Interim           Exercises                               151,950                  -                  9.33

Reporting Period)         Cancellations                            87,014                  -                 12.56

                          Additional shares reserved                    -                  -

                          MARCH 31, 2003                        2,135,510                                    10.01
----------------------------------------------------------------------------------------------------------------------











--------------------------------------------------------------------------------------------------------------------------------
                                     IN-THE-MONEY AND OUT-OF-THE-MONEY OPTION INFORMATION

                                         AS OF END OF CURRENT INTERIM REPORTING PERIOD
--------------------------------------------------------------------------------------------------------------------------------
                                             EXERCISABLE                    UNEXERCISABLE                     TOTAL
                                                        WTD. AVG.     SHARES (#)       WTD. AVG.    SHARES (#)      WTD. AVG.
                                                     EXERCISE PRICE                  EXERCISE PRICE               EXERCISE PRICE
AS OF END OF QUARTER MARCH 31, 2003   SHARES (#)           ($)                            ($)                          ($)
--------------------------------------------------------------------------------------------------------------------------------



In-the-Money                          657,409            7.69       1,452,101           10.86     2,109,510          9.87

Out-of-the-Money (1)                        -               -          26,000           21.27        26,000         21.27
                                   ---------------------------------------------------------------------------------------------
Total Options Outstanding             657,409            7.69       1,478,101           11.04     2,135,510         10.01
                                   =============================================================================================

--------------------------------------------------------------------------------------------------------------------------------


(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $19.17 at the end of the quarter.

SECTION IV. EXECUTIVE OPTIONS


------------------------------------------------------------------------------------------------------------------------------
                                             OPTIONS GRANTED TO LISTED OFFICERS*

                                          YEAR-TO-DATE, AS OF END OF MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------
                                                 INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE VALUE AT
                                                                                               ASSUMED ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION FOR OPTION
                                                                                                          TERM ($)
------------------------------------------------------------------------------------------------------------------------------
                                        PERCENT OF TOTAL
                NUMBER OF SECURITIES     OPTIONS GRANTED
                 UNDERLYING  OPTIONS     TO EMPLOYEES         EXERCISE OF BASE
                     PER GRANT (#)      YEAR TO DATE (%)**     PRICE ($/SHARE)   EXPIRATION DATE           5%          10%
------------------------------------------------------------------------------------------------------------------------------
Bharat Desai                  -                      -                     -                  -             -            -

Marlin Mackey                 -                      -                     -                  -             -            -

Rajiv Tandon                  -                      -                     -                  -             -            -

Daniel Moore                  -                      -                     -                  -             -            -

Sanjay Raizada                -                      -                     -                  -             -            -

------------------------------------------------------------------------------------------------------------------------------



*The definition of "listed officers" here is the same used in the proxy statement: the CEO and each of the four other most highly compensated executive officers. This information may be presented for each officer or for the listed officers in the aggregate


**Based on a year-to-date total of 36,000 shares subject to options granted to employees under the company's option plans.





-------------------------------------------------------------------------------------------------------------------------------
                                 OPTIONS EXERCISES AND REMAINING HOLDINGS OF LISTED OFFICERS*
-------------------------------------------------------------------------------------------------------------------------------
                                          YEAR-TO-DATE, AS OF END OF MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                        Number of Securities
                                                                       Underlying Unexercised        Values of Unexercised
                             Shares Acquired on                       Options at End of Quarter   In-the-Money Options at End
            Name                Exercise (#)     Value Realized ($)           Date (#)               of Quarter Date ($)**
-------------------------------------------------------------------------------------------------------------------------------
                                                                    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
Bharat Desai                          -                   -                  -                -              -               -
Marlin Mackey                         -                   -          77,163.00        39,000.00   1,479,214.71      747,630.00
Rajiv Tandon                          -                   -          75,500.00        45,000.00   1,447,335.00      862,650.00
Daniel Moore                          -                   -          29,000.00        16,500.00     555,930.00      316,305.00
Sanjay Raizada                        -                   -                  -        10,800.00              -      207,036.00
-------------------------------------------------------------------------------------------------------------------------------


*Definition of "listed officers" is same as above table

** Option values based on stock price of $ 19.17 on (end of quarter date)

SECTION V. EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------------------------
                                             (1)                             (2)                             (3)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                       AVAILABLE FOR FUTURE ISSUANCE
                                   ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE PRICE      UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS,      OF OUTSTANDING OPTIONS,         PLANS (EXCLUDING SECURITIES
        PLAN CATEGORY                  AND RIGHTS (#)              WARRANTS, AND RIGHTS ($)          REFLECTED IN COLUMN (1))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 2,135,510                         10.01                             -
approved by shareholders
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                 -                               -                               -
approved by shareholders
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                     2,135,510                         10.01                             -
------------------------------=================================================================================================

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


    RECENT ACCOUNTING PRONOUNCEMENTS

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

    Accounting for Stock-Based Compensation - The FASB has issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for the adoption of the fair value based method of accounting for stock-based compensation and by requiring additional disclosures. The alternative methods under SFAS No. 148 include the prospective method, the modified prospective method and the retroactive restatement method. The Company has adopted the disclosure requirements of SFAS No. 148.

    Accounting and Disclosure Requirements for Guarantees -- The FASB has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the provisions of which apply to guarantees issued or modified after December 31, 2002. This interpretation requires guarantors to record a liability for the fair value of certain guarantees at their inception. The Company has given no guarantees and does not expect the effect of adoption of this interpretation to be significant.

    Variable Interest Entities -- The FASB has issued Interpretation No. 46, "Consolidation of Variable Interest Entities," the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first interim period beginning after June 15, 2003 to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity's assets or liabilities under certain circumstances. The Company does not expect the effects of adoption to be significant.


    ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q as well as mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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


    (a) Exhibits

    Exhibit No.                  Description

    99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

    The Corporation did not file any reports on Form 8-K during the three month period ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SYNTEL, INC.




Date   April 30, 2003                          By    /s/ Bharat Desai
                                                     ---------------------------
                                                     Bharat Desai, President and
                                                     Chief Executive Officer




Date   April 30, 2003                          By   /s/ Keshav Murugesh
                                                    ----------------------------
                                                    Keshav Murugesh, Chief
                                                    Financial Officer

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

    Date April 30, 2003




    By   /s/ Bharat Desai
    ----------------------------------------------------------
    Bharat Desai, Chairman, President, and Chief Executive Officer

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


    Date April 30, 2003
         --------------------------------------------------------------




    By   /s/ Keshav Murugesh
    -------------------------------------------------------------------
    Keshav Murugesh, Chief Financial Officer

    EXHIBIT INDEX

    EXHIBIT NO.                          DESCRIPTION

    99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002