Form 10-Q
period 2003-06-30
SYNTEL INC
filed 2003-08-04
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-22903
                       -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Michigan                                                38-2312018
--------------------------------                             -------------------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)


 525 E Big Beaver Road, Suite 300, Troy, Michigan                   48083
----------------------------------------------------             ------------
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

Yes      X             No
   ---------------        ---------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes      X             No
   ---------------        ---------------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 39,488,305 shares issued and outstanding as of July 17, 2003.

                                  SYNTEL, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
Part I  Financial Information

     Item 1   Financial Statements
                   Condensed Consolidated Statements of Income                          3
                   Condensed Consolidated Balance Sheets                                4
                   Condensed Consolidated Statements of Cash Flows                      5
                   Notes to the Condensed Consolidated Financial Statements             6

     Item 2   Management's Discussion and Analysis of                                  12
               Financial Condition and Results of Operations

     Item 3  Quantitative and Qualitative Disclosures about Market Risk                18

     Item 4  Controls and Procedures                                                   19

Part II  Other Information                                                             21
Signatures                                                                             22
Certificate of Principal Executive officer                                             24
Certificate of Principal Financial officer                                             25

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS              SIX MONTHS
                                                     ENDED JUNE 30            ENDED JUNE 30
                                                  -------------------------------------------
                                                   2003        2002         2003        2002
                                                   ----        ----         ----        ----
Net Revenues                                      $43,915     $39,500     $87,993     $79,990
Cost of revenues                                   24,156      23,903      49,236      48,462
                                                  -------     -------     -------     -------
Gross profit                                       19,759      15,597      38,757      31,528
Selling, general and administrative expenses        6,509       7,648      14,398      15,669
                                                  -------     -------     -------     -------
Income from operations                             13,250       7,949      24,359      15,859

Other income, principally interest                    845         733       1,460       1,411
                                                  -------     -------     -------     -------
 Income before income taxes                        14,095       8,682      25,819      17,270

Income taxes                                        3,821       2,398       7,168       4,624
                                                  -------     -------     -------     -------

Net income before loss from equity investment      10,274       6,284      18,651      12,646

Loss from equity investment                            22           0          47           0
                                                  -------     -------     -------     -------
 Net income                                       $10,252     $ 6,284     $18,604     $12,646
                                                  =======     =======     =======     =======

EARNINGS PER SHARE
 Basic                                            $  0.26     $  0.16     $  0.47     $  0.33
 Diluted                                          $  0.25     $  0.16     $  0.46     $  0.32

 Weighted average common shares outstanding:

 Basic                                             39,470      38,728      39,358      38,646
                                                  =======     =======     =======     =======

 Diluted                                           40,638      39,768      40,566      39,928
                                                  =======     =======     =======     =======

                          SYNTEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,        DECEMBER 31,
                                                                      2003             2002
                                                                      ----             ----
                                     ASSETS

Current assets:
 Cash and cash equivalents                                        $    135,723     $    134,976
 Investments, marketable securities                                     23,787            5,737
 Accounts receivable, net  of allowance for doubtful accounts           28,633           24,329
 Advanced billings and other current assets                              8,032            9,674
                                                                  ------------     ------------

      Total current assets                                             196,175          174,716

Property and equipment                                                  23,427           20,950
 Less accumulated depreciation                                          17,051           15,801
                                                                  ------------     ------------

      Property and equipment, net                                        6,376            5,149

Goodwill                                                                   906              906

Deferred income taxes and other noncurrent assets                        2,915            2,801
                                                                  ------------     ------------

                                                                  $    206,372     $    183,572
                                                                  ============     ============

                                    LIABILITIES

Current liabilities:
 Accrued payroll and related costs                                $      9,840     $     10,885
 Accounts payable and other current liabilities                         16,878           12,557
 Deferred revenue                                                        2,864            5,286
                                                                  ------------     ------------
      Total liabilities                                                 29,582           28,728

                               SHAREHOLDERS' EQUITY

Total Shareholders' equity                                             176,790          154,844
                                                                  ------------     ------------

Total liabilities and shareholders' equity                        $    206,372     $    183,572
                                                                  ============     ============

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS
                                                                                  ENDED JUNE 30
                                                                              2003             2002
                                                                              ----             ----
Cash flows from operating activities:
 Net income                                                               $    18,604      $    12,646

 Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
  Depreciation and amortization                                                 1,091            1,036
  Assets written off                                                               43                0
  Realized (gains)/losses on sales of available-for-sale securities              (291)             (53)
  Deferred income taxes                                                           935              (78)
  Stock warrants sales incentive                                                  (25)               0
  Loss on equity investments                                                       47                0
  Changes in assets and liabilities:
   Accounts receivable, net                                                    (3,510)           5,114
   Advance billing and other assets                                               914             (234)
   Accrued payroll and other liabilities                                        3,503           (5,425)
   Deferred revenues                                                           (2,422)          (3,093)
                                                                          -----------      -----------
  Net cash provided by operating activities                                    18,889            9,913

Cash flows from investing activities:
  Property and equipment expenditures                                          (2,211)            (704)
  Purchase of available-for-sale securities                                   (21,005)         (15,175)
  Proceeds from sales of available-for-sale securities                          3,678           19,335
                                                                          -----------      -----------

  Net cash provided by/(used in) investing activities                         (19,538)           3,456

Cash flows from financing activities:
  Net proceeds from issuance of stock                                           2,016            3,669
  Common stock repurchases                                                       (160)          (2,905)
                                                                          -----------      -----------

  Net cash provided by financing activities                                     1,856              764

Effect of foreign currency exchange rate changes on cash                         (460)             206
                                                                          -----------      -----------

Net increase in cash and cash equivalents                                         747           14,340

Cash and cash equivalents, beginning of period                                134,976           88,010
                                                                          ===========      ===========

Cash and cash equivalents, end of period                                  $   135,723      $   102,350
                                                                          ===========      ===========

SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of June 30, 2003, the results of their operations for the three month and six month periods ended June 30, 2003 and June 30, 2002, and cash flows for the six months ended June 30, 2003 and June 30, 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries Syntel (India) Limited ("Syntel India"), an India limited liability company, Syntel "Singapore" PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company, Syntel Canada Inc., ("Syntel Canada") a Canada limited liability company, Syntel Deutschland GmbH, ("Syntel Germany") a Germany limited liability Company, Syntel Hong Kong Ltd., ("Syntel Hong Kong") a Hong Kong limited liability Company, Syntel Mauritius Limited, ("Syntel Mauritius") a Mauritius limited liability Company and Syntel "Australia" Pty. Limited, ("Syntel Australia"), an Australia limited liability Company. All intercompany balances and transactions have been eliminated.


3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts including, but not limited to warranty costs allowance for doubtful accounts, reserves for employee benefits, amortization and impairment of goodwill, contingencies and litigation, the recognition of revenues and profits based on the percentage of completion method and potential tax liabilities. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements. During the second quarter, management revised its estimate of 2002 bonus compensation and reversed $0.2 million of previously recorded accruals. In addition, in connection with settlements and other changes in estimates of underlying litigation and related legal costs the Company reduced its recorded reserves by $0.5 million in the second quarter. The Company also reduced its reserves by $0.8 million on account of successful recovery of receivables previously provided for as allowance for doubtful accounts. The above reversals had a post tax impact $ 0.02 on the diluted earnings per share for the quarter.

4. FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries use the local currency of the country in which business is conducted as its functional currency. Revenues, costs and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders' equity.

A portion of the Company's costs in India are denominated in local currency and are subject to currency exchange fluctuations, which have not had any material adverse effect on the Company's results of operations.


5. RECLASSIFICATION

Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.


6. REVENUE RECOGNITION

The Company recognizes revenues from time and material contracts as services are rendered and costs are incurred. Revenue on fixed-price, development projects is measured by the percentage of costs incurred to date to the estimated total costs at completion. The Company issues invoices related to fixed price contracts based on achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the percentage of completion method of accounting, are recognized as accrued or deferred revenue. Revenue from fixed-price application management and support engagements is recognized as earned. The cumulative impact of any change in estimates of the percentage complete or losses on contracts is reflected in the period in which the changes become known.

Revenues are reported net of sales incentives.

Reimbursements of out-of-pocket expenses are included in net revenue in accordance with Emerging Issues Task Force Consensus ("EITF') 01-14, "Income Statement Characterization of Reimbursement received for 'Out of Pocket' expenses incurred".


7. CASH AND CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

At June 30, 2003 and 2002, approximately $62.8 million and $50.1 million, respectively, are in money market accounts and represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are, in money market accounts with various banking institutions, including other U.S.-based and local India-based banks and represent certificates of deposit, corporate bonds, and treasury notes.


8. STOCK WARRANTS SALES INCENTIVE

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

The Company has estimated that the customer will meet the Performance Milestone and in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", has recorded the sales incentive as a reduction of revenues, measured based on the market value of the shares at June 30, 2003, to the extent of revenues received through June 30, 2003.

The shares at June 30, 2003 were valued at approximately $3.3 million. Cumulatively, the Company has recorded $ 2.9 million of the sales incentive as a reduction of revenue and the remaining sales incentive has been recorded as a contra-equity item in shareholders' Equity. The remaining sales incentive will be recorded against revenues from the customer as the remaining revenues are earned over the performance period ending in October 2003.

The value of the sales incentive during future interim periods and at the final measurement date will be adjusted based on the market value of the shares on those dates. A significant increase in the market value of the shares of the Company could result in a substantial increase in the fair value of the sales incentive and a corresponding reduction in net revenues. The final measurement date for calculating the value of the sales incentive will be the date that the Performance Milestone is reached or the shares are sold by the customer. If the customer does not reach the Performance Milestone, as estimated, the sales incentive recorded will be reversed.

The Company has granted the same customer certain additional performance warrants at significantly higher performance milestones. The Company has estimated that such higher performance milestones will not be met. Accordingly, the Company has not accounted for these performance warrants. When the Company estimates that such higher performance milestones will be met, the sales incentive associated with the performance warrants will be recorded as a reduction of revenue.


9. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months period ended June 30, 2003 and 2002 was as follows (in thousands):

                                               Three Months Ended          Six Months Ended
                                               ------------------          ----------------
                                                    June 30                      June 30
                                                    -------                      -------

                                               2003          2002          2003          2002
                                               ----          ----          ----          ----
Net income                                   $ 10,252      $  6,284      $ 18,604      $ 12,646
Other comprehensive income
Unrealized Gain (loss)                            (70)          (20)          (56)           30
Foreign currency translation adjustments          755           212           817           105
                                             --------      --------      --------      --------
Total comprehensive income                   $ 10,937      $  6,476      $ 19,365      $ 12,781
                                             ========      ========      ========      ========

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. The Company has stock options, which are considered to be potentially dilutive to common stock. Diluted earnings per share are calculated considering these potentially dilutive options.

The following table sets forth the computation of earnings per share.

                                                       Three Months Ended
                                             June 30, 2003              June 30, 2002
                                             -------------              -------------
                                          Weighted    Earnings       Weighted    Earnings
                                          Average       per          Average       per
                                          Shares       share         Shares       share
                                          ------       -----         ------       ------
                                             (in thousands, except per share earnings)
Basic earnings per share                   39,470     $   0.26        38,728     $   0.16
Net dilutive effect of stock options
    outstanding                             1,168        (0.01)        1,040           --
                                         --------     --------      --------     --------
Diluted earnings per share                 40,638     $   0.25        39,768     $   0.16
                                         ========     ========      ========     ========

                                                        Six Months Ended
                                             June 30, 2003              June 30, 2002
                                             -------------              -------------
                                          Weighted    Earnings       Weighted    Earnings
                                          Average       per          Average       per
                                          Shares       share         Shares       share
                                          ------       -----         ------       ------
                                             (in thousands, except per share earnings)

Basic earnings per share                   39,358     $   0.47        38,646     $   0.33
Net dilutive effect of stock options
    outstanding                             1,208        (0.01)        1,282        (0.01)
                                         --------     --------      --------     --------
Diluted earnings per share                 40,566     $   0.46        39,928     $   0.32
                                         ========     ========      ========     ========

11. SEGMENT REPORTING

The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three and six months period ended June 30, 2003 and June 30, 2002 is as follows:

                                        Three Months Ended               Six Months Ended
                                        ------------------               ----------------
                                 June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                 -------------    -------------    -------------    -------------
                                         (In thousands)                    (In thousands)
Net Revenues:
      Applications Outsourcing     $   32,907       $   26,639       $   65,874       $   54,106
      e-Business                        8,608            8,659           17,074           17,216
      TeamSourcing                      2,400            4,202            5,045            8,668
                                   ----------       ----------       ----------       ----------
                                   $   43,915       $   39,500       $   87,993       $   79,990
                                   ==========       ==========       ==========       ==========
Gross Profit:
      Applications Outsourcing     $   15,583       $   11,921       $   30,593       $   24,064
       e-Business                       3,922            3,178            7,607            6,239
       TeamSourcing                       254              498              557            1,225
                                   ----------       ----------       ----------       ----------
                                   $   19,759       $   15,597       $   38,757       $   31,528
                                   ==========       ==========       ==========       ==========

During the three months ended June 30, 2003, revenue from American Express
Corp. was $6.7 million, which is approximately 15 % of total consolidated revenues, as compared to $6 million during the three months ended June 30, 2002, contributing approximately 15 % of total consolidated revenues.

During the six months ended June 30, 2003, revenue from American Express Corp. was $13.2 million, which is approximately 15 % of total consolidated revenues as compared to $12.2 million during the six months ended June 30, 2002, contributing approximately 15 % of total consolidated revenues.

     12.  GEOGRAPHIC INFORMATION

     Customers of the Company are primarily situated in the United States. Net revenues, income before income taxes and identifiable assets by geographic location were as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               ------------------              ----------------
                                                            JUNE 30         JUNE 30         JUNE 30         JUNE 30
                                                            -------         -------         -------         -------
                                                              2003            2002            2003            2002
                                                              ----            ----            ----            ----
                                                                 (in thousands)                  (in thousands)
Net Revenues
    North America, primarily United States                 $   39,986      $   36,523      $   80,382      $   74,228
    India                                                      17,132           9,596          32,368          17,277
    UK                                                          3,761           2,634           7,304           5,186
    Far East, primarily Singapore                                 162             242             299             475
    Germany                                                        24              56              29              56
    Intercompany revenue elimination (primarily India)        (17,150)         (9,551)        (32,389)        (17,232)
                                                           ----------      ----------      ----------      ----------
    Total revenue                                          $   43,915      $   39,500      $   87,993      $   79,990
                                                           ==========      ==========      ==========      ==========

Income / (loss) before income taxes
    North America, primarily United States                 $    4,604      $    3,720      $    8,045      $    8,599
    India                                                       9,161           4,915          17,125           9,169
    UK                                                            456             103             929            (355)
    Far East, primarily Singapore                                 (42)             11             (93)             54
    Germany                                                       (84)            (67)           (187)           (197)
                                                           ----------      ----------      ----------      ----------
    Income / (loss) before income taxes                    $   14,095      $    8,682      $   25,819      $   17,270
                                                           ==========      ==========      ==========      ==========

13. INCOME TAXES

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before income taxes:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                              ------------------               ----------------
                                        JUNE 30, 2003   JUNE 30, 2002    JUNE 30, 2003   JUNE 30, 2002
                                        -------------   -------------    -------------   -------------
                                                                (IN THOUSANDS)
 Income before income taxes               $   14,095      $    8,682      $   25,819      $   17,270
                                          ----------      ----------      ----------      ----------
Statutory provision                            4,933           3,039           9,037           6,045
State taxes net of federal benefit               170             131             293             313
Tax Free Investment Income                       (96)           (125)           (197)           (199)

Foreign effective tax rates different
from US Statutory Rate                        (2,094)           (848)         (3,690)         (1,535)

Other, net                                       908             200           1,725               -
                                          ----------      ----------      ----------      ----------
TOTAL PROVISION                           $    3,821      $    2,398      $    7,168      $    4,624
                                          ==========      ==========      ==========      ==========

14.  STOCK BASED COMPENSATION

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

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30                           JUNE 30
                                           2003             2002             2003              2002
                                               (IN THOUSANDS)                (IN THOUSANDS)
NET INCOME
As reported                             $    10,252      $     6,284      $    18,604      $    12,646
Impact of SFAS No. 123, net of tax              (93)            (111)          (1,261)          (1,765)
                                        -----------      -----------      -----------      -----------

PRO FORMA NET INCOME                    $    10,159      $     6,173      $    17,343      $    10,881

EARNINGS PER SHARE, PRO FORMA
Basic earnings per share                $      0.26      $      0.16      $      0.44      $      0.28
Diluted earnings per share              $      0.25      $      0.16      $      0.43      $      0.27

EARNINGS PER SHARE AS REPORTED
Basic earnings per share                $      0.26      $      0.16      $      0.47      $      0.33
Diluted earnings per share              $      0.25      $      0.16      $      0.46      $      0.32

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                        39,470           38,728           39,358           38,646
Diluted                                      40,638           39,768           40,566           39,928

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions as on June 30, 2003 and 2002:

                                                AS ON JUNE 30,
                                                --------------

                                              2003          2002
Estimated fair value of option granted     $    5.84     $    5.82

    ASSUMPTIONS
Risk free interest rate                         2.48%         3.25%
Expected life                                      5             5
Expected volatility                            77.37%        80.62%
Expected dividends                         $    0.00     $    0.00


15.  EVENTS AFTER THE BALANCE SHEET DATE

     The Board of Directors at its meeting dated 28th July'03 declared a one-time special dividend of $1.25 per share payable to Syntel shareholders of record at the close of business on August 29, 2003. The dividend is payable on September 12, 2003.

     In addition, the Board of Directors at the same meeting approved the initiation of quarterly cash dividends. The initial dividend rate will be $0.06 per share per quarter. The shareholders of record as of September 30, 2003 will be paid $0.06 per share on October 13, 2003.

     The Board also authorized the open market repurchase of up to one million shares of company stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased by 11.2% to $43.9 million in the three months ended June 30,2003 from $39.5 million in the three months ended June 30,2002. Fixed price revenues represented approximately 54% and 48% of total revenues for the three months ended June 30, 2003 and 2002 respectively. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of June 30, 2003 increased to 2,349 compared to 1,781 as of June 30, 2002. As of June 30, 2003, the Company had approximately 48% of its billable workforce in India as compared to 36% as of June 30, 2002. Significant growth in billable headcount was in India where a majority of the Development Centers are located.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $32.9 million for the three months ended June 30,2003, or 74.9% of total revenues, from $26.6 million, or 67.4% of three months ended June 30,2002. The $6.3 million increase for the three months ended June 30,2003 was attributable principally to net growth in new engagements, contributing approximately $17.3 million, largely offset by $11.0 million in lost revenues as a result of project completion. The revenues for six months ended June 30,2003 increased to $65.8 million, or 74.9% of total revenues, from $54.1 million or 67.6% of total revenues for the six months ended June 30, 2002. The $11.7 million increase for six months ended June 30,2003 was attributable principally to net growth in new engagements, contributing approximately $32.9 million, largely offset by $21.2 million in lost revenues as a result of projects completion.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues decreased to 52.6% of total Applications Outsourcing revenues for the three months ended June 30,2003, from 55.2% for the three months ended June 30, 2002. Cost of revenues for the six months ended June 30, 2003 decreased to 53.6% of total Applications Outsourcing revenues, from 55.5% for the six months ended June 30,2002. Both the 2.6% and 1.9% decrease in cost of revenues, as a percent of revenues for the three months ended June 30,2003 and for the six months ended June 30,2003 respectively, were attributable to the increase in the offshore component of the overall services.

e-BUSINESS REVENUES. e-Business revenues decreased to $8.6 million for the three months ended June 30, 2003, or 19.6% of total consolidated revenues, from $8.7 million, or 21.9% of total consolidated revenues for the three months ended June 30, 2002. The $0.1 million decrease for the three months ended June 30, 2003 was attributable principally to net growth in new engagements, contributing approximately $4.9 million, offset by $5.0 million in lost revenues as a result of project completion. The revenues for six months ended June 30, 2003 decreased to $17.1 million, or 19.4 % of total revenues, from $17.2 million or 21.5% of total revenues for the six months ended June 30, 2002. The $0.1 million decrease for six months ended June 30, 2003 was attributable principally to net growth in new engagements, contributing approximately $9.1 million, offset by $9.2 million in lost revenues as a result of projects completion.

e-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 54.4% of total e-Business revenues for the three months ended June 30, 2003, from 63.3% for the three months ended June 30, 2002. Cost of revenues for the six months ended June 30, 2003 decreased to 55.4% of total e-Business revenues, from 63.8% for the six months ended June 30, 2002. Both the 8.9% and 8.4% decrease in cost of revenues, as a percent of revenues for the three and the six months ended June 30, 2003 respectively, were attributable to the increase in the offshore component of the overall services.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $2.4 million for the three months ended June 30, 2003, or 5.5% of total revenues, down from $4.2 million or 10.6 % of total revenues for the three months ended June 30, 2002. The revenues for six months ended June 30, 2003 decreased to $5.0 million, or
5.7 % of total revenues, from $8.7 million or 10.8% of total revenues for the six months ended June 30, 2002. Both the $1.8 million decrease for the three months ended June 30, 2003 as wells as the $3.7 million decrease for the six months ended June 30, 2003 were principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus away from this segment and focusing on higher margin segments.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 89.4% of TeamSourcing revenues for the three months ended June 30, 2003, from 88.1% for the three months ended June 30, 2002. Cost of revenues for the first six months of 2003 increased to 89.0% of total TeamSourcing revenues, from 85.9% for the six months ended June 30, 2002. Both the 1.3% and 3.1% increase in cost of revenues, as a percent of revenues for the second quarter and for the first six months of 2003 respectively, were attributable primarily to lower utilization due to the softness in the economy.

As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore to companies like ours. However we also see clients' needs to reduce their costs and the increased competitive environment among IT companies. We expect these conditions to continue in the next few quarters. In response to the continued pricing pressures and increased competition for outsourcing clients, we continue to focus on expanding our service offerings into areas with higher and sustainable price margins, on managing our cost structure, and on anticipating and correcting for decreased demand, and skill and pay level imbalances in our personnel. Our immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed (sub-contractors) or non-billable IT professionals.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended June 30, 2003 were $6.5 million or 14.8% of total revenues, compared to $7.6 million or 19.4% of total revenues for the three months ended June 30, 2002.

Selling, general, and administrative costs for the three months ended June 30, 2003 includes reversal of $0.8 million on account of successful recovery of receivables previously provided for as allowance for doubtful accounts, $0.5 million decrease in the estimated reserves for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs during the second quarter, $0.2 million reduction in office related expenses due to settlement of vendor disputes and the reversal of 2002 bonus compensation of $0.2 million in connection with the final payouts.

Selling, general, and administrative costs for the three months ended June 30, 2002 included additional allowance for doubtful accounts of $0.3 million after collection of $0.8 million of previously provided receivables and reversal of the 2001 estimates of bonus compensation of $1.4 million.

Selling, general, and administrative costs for the six months ended June 30, 2003 includes reversals of $0.8 million on account of successful recovery of receivables previously provided for as allowance for doubtful accounts, $1.0 million revision of estimated reserve for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs, $0.2 million reduction in office related expenses due to settlement of vendor disputes and revision of the 2002 estimates of bonus compensation of $0.8 million.

Selling, general, and administrative costs for the six months ended June 30, 2002 included additional allowance for doubtful accounts of $0.3 million after collection of $0.8 million of previously provided receivables, and revision of 2001 estimates of bonus compensation of $2.2 million.

The factors which affect the fluctuations in our allowance for doubtful accounts and write offs of uncollectible accounts include the financial health and economic environment of our clients. No one client has contributed significantly to a loss and we have had no significant changes in our collection policies or payment terms.

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

Net cash generated by operating activities was $18.9 million for the six months ended June 30, 2003, compared to $9.9 million for the six months ended June 30, 2002. The number of days sales outstanding in accounts receivable was at approximately 59 days and 65 days as of June 30, 2003 and June 30, 2002 respectively.

Net cash used in investing activities was $19.5 million for the first six months of 2003, consisted principally of $21.0 million for purchase of available-for-sale securities and $2.2 million for capital expenditures, consisting principally of software, PCs, communication equipments and property partially offset by $3.7 million of proceeds from sale of available-for-sale securities. Net cash provided by investing activities was $3.4 million for the first six months of 2002, consisted principally of $19.3 million for proceeds from sale of available-for-sale securities, partially offset by $15.2 million for purchase of available-for-sale securities and $ 0.7 million for capital expenditures, consisting principally of computer equipment and communication equipment.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2003, consisted principally of $2 million for the proceeds from the exercise of stock options, offset by common stock repurchases of $0.2 million. Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2002, consisted principally of $3.7 million for the proceeds from the exercise of stock options; offset by common stock repurchases of $2.9 million.

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2003. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At June 30, 2003, there was no indebtedness outstanding under the line of credit. The letters of credit bear 1% fee of the face value payable annually in advance. Borrowings under the line of credit bear interest at 1) a formula approximating the bank's Eurodollar rate plus applicable margin of 1.25% or 2) the bank's prime rate plus 1.25%. The Company has made no borrowings under this facility.

The Board of Directors at its meeting dated 28th July'03 declared a one-time special dividend of $1.25 per share payable to Syntel shareholders of record at the close of business on August 29, 2003. The dividend is payable on September 12, 2003.

In addition, the Board of Directors at the same meeting approved the initiation of quarterly cash dividends. The initial dividend rate will be $0.06 per share per quarter. The shareholders of record as of September 30, 2003 will be paid $0.06 per share on October 13, 2003.

The Board also authorized the open market repurchase of up to one million shares of company stock.


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

EMPLOYEE AND EXECUTIVE SHARE OPTIONS

SECTION I: OPTION PROGRAM DESCRIPTION

The Company established a stock option plan in 1997. The dates on which granted options are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

SECTION II. DISTRIBUTION AND DILUTIVE EFFECT OF OPTIONS

                      EMPLOYEE AND EXECUTIVE OPTION GRANTS
                AS OF END OF JUNE 30, 2003 AND DECEMBER 31, 2002

                       PARTICULARS                                 JUNE 2003      DECEMBER 2002
------------------------------------------------------------------------------------------------
Net grants during the period as % of outstanding shares
(%)                                                                   0.45%           1.74%

Grants to listed officers* during the period as % of
total options granted (%)                                            56.58%          11.12%

Grants to listed officers* during the period as % of
outstanding shares (%)                                                0.25%           0.19%

Cumulative options held by listed officers* as % of total
options outstanding (%)                                              20.13%          15.27%

* See section IV for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated officers.

SECTION III. GENERAL OPTION INFORMATION

                                      SUMMARY OF OPTION ACTIVITY

                           AS OF END OF JUNE 30, 2003 AND DECEMBER 31, 2002


                                                                                               OPTIONS OUTSTANDING
                                                                                               -------------------

                                                 NUMBER OF OPTIONS                               WEIGHTED AVERAGE
                                                  OUTSTANDING (#)    NUMBER OF SHARES (#)       EXERCISE PRICE ($)
---------------------------------------------------------------------------------------------------------------------
Last Fiscal Year (as         DECEMBER 31, 2001       2,748,296             2,748,296                        7.68
reported in the 10K)
                             Grants                    674,598               674,598                       12.31

                             Exercises                 853,083               853,083                        7.14

                             Cancellations             231,337               231,337                        9.16

                             DECEMBER 31, 2002       2,338,474             2,338,474                        9.14

Year to Date                 Grants                    176,750               176,750                       16.34

(As at end of the Current    Exercises                 186,346               186,346                        8.81

Interim Reporting Period)    Cancellations             462,608               462,608                       11.82

                             JUNE 30, 2003           1,866,270             1,866,270                        9.10

              IN-THE-MONEY AND OUT-OF-THE-MONEY OPTION INFORMATION

                  AS OF END OF CURRENT INTERIM REPORTING PERIOD


                                             EXERCISABLE                       UNEXERCISABLE                       TOTAL
                                    --------------------------------    -----------------------------     -------------------------
AS OF END OF QUARTER JUNE 30, 2003                       WTD. AVG.                        WTD. AVG.                       WTD. AVG.
                                    SHARES (#)        EXERCISE PRICE    SHARES (#)     EXERCISE PRICE     SHARES (#)      EXERCISE
                                                           ($)                              ($)                           PRICE ($)
-----------------------------------------------------------------------------------------------------------------------------------
In-the-Money                         655,008               7.87          1,156,262          9.29          1,811,270          8.78

Out-of-the-Money (1)                       -                  -             55,000         19.69             55,000         19.69
                                     -------               ----          ---------         -----          ---------         -----
Total Options Outstanding            655,008               7.87          1,211,262          9.76          1,866,270          9.10
                                     =======               ====          =========         =====          =========         =====



(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $15.73 at the end of the quarter.


SECTION IV. EXECUTIVE OPTIONS

                       OPTIONS GRANTED TO LISTED OFFICERS*

                    YEAR-TO-DATE, AS OF END OF JUNE 30, 2003

                                                   INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE VALUE AT
                                                                                                ASSUMED ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION FOR OPTION
                                                                                                           TERM ($)
              --------------------------------------------------------------------------------  -----------------------------
                                       PERCENT OF TOTAL
              NUMBER OF SECURITIES    OPTIONS GRANTED TO
               UNDERLYING OPTIONS      EMPLOYEES YEAR TO    EXERCISE OF BASE
                  PER GRANT (#)           DATE (%)**        PRICE ($/SHARE)     EXPIRATION DATE       5%        10%
-----------------------------------------------------------------------------------------------------------------------------

Bharat Desai              -                     -                    -                 -               -           -

Marlin Mackey             -                     -                    -                 -               -           -

Rajiv Tandon              -                     -                    -                 -               -           -

Daniel Moore              -                     -                    -                 -               -           -

Ayan Chatterjee     100,000                 56.58                15.60          6/3/2013           25.41       40.46

*The definition of "listed officers" here is the same used in the proxy statement: the CEO and each of the four other most highly compensated executive officers. This information may be presented for each officer or for the listed officers in the aggregate

**Based on a year-to-date total of 176,750 shares subject to options granted to employees under the company's option plans.

          OPTIONS EXERCISES AND REMAINING HOLDINGS OF LISTED OFFICERS*

                    YEAR-TO-DATE, AS OF END OF JUNE 30, 2003

                                                                       Number of Securities              Values of Unexercised
                       Shares Acquired on                          Underlying Unexercised Options   In-the-Money Options at End of
   Name                    Exercise (#)      Value Realized ($)       at End of Quarter Date (#)           Quarter Date ($)**
                                                                   ------------------------------   -------------------------------
                                                                     EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
Bharat Desai                       -                   -                      -              -                  -              -

Marlin Mackey                      -                   -                 77,163         39,000       1,213,773.99     613,470.00

Rajiv Tandon                   6,500           98,150.00                 69,000         45,000       1,085,370.00     707,850.00

Daniel Moore                       -                   -                 29,000         16,500         456,170.00     259,545.00

Ayan Chatterjee                    -                   -                      -        100,000                  -   1,573,000.00

*Definition of "listed officers" is same as above table

** Option values based on stock price of $ 15.73 on (end of quarter date)

SECTION V. EQUITY COMPENSATION PLAN INFORMATION

                                             (1)                             (2)                             (3)
-------------------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE PRICE NUMBER OF SECURITIES REMAINING
                                   ISSUED UPON EXERCISE OF         OF OUTSTANDING OPTIONS,      AVAILABLE FOR FUTURE ISSUANCE
        PLAN CATEGORY           OUTSTANDING OPTIONS, WARRANTS,      WARRANTS, AND RIGHTS ($)       UNDER EQUITY COMPENSATION
                                       AND RIGHTS (#)                                            PLANS (EXCLUDING SECURITIES
                                                                                                  REFLECTED IN COLUMN (1))
-------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
   approved by shareholders               1,866,270                          9.10                         2,690,241

Equity compensation plans not
   approved by shareholders                       -                             -                                 -

            TOTAL                         1,866,270                          9.10                         2,690,241
                                          =========                          ====                         =========

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

o             Recruitment and Retention of IT Professionals
o             Government Regulation of Immigration
o             Variability of Quarterly Operating Results
o             Customer Concentration; Risk of Termination
o             Exposure to Regulatory and General Economic Conditions in India
o             Intense Competition
o             Ability to Manage Growth
o             Fixed-Price Engagements
o             Potential Liability to Customers
o             Dependence on Principal
o             Risks Related to Possible Acquisitions
o             Limited Intellectual Property Protection

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


RECENT ACCOUNTING PRONOUNCEMENTS


Accounting for Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except specific situations and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company has assessed the implication of this interpretation and no significant impact is anticipated.

Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity - On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has assessed the implication of this interpretation and no significant impact is anticipated.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q as well as mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.

SCOPE OF THE CONTROLS EVALUATION

In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally, and because in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

From the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls. Based on inputs from our independent auditors Syntel introduced greater elements of formality and further improved the estimation process.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of shareholders on Friday, June 6, 2003. At the meeting, Bharat Desai and Paritosh K. Choksi were elected directors of the Company to serve three year terms until the annual meeting of shareholders in 2006. The vote of the shareholders with regard to the election of Mr. Desai as a director was 36,449,578 shares FOR and 977,718 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Choksi as a director was 37,396,009 shares FOR and 31,287 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: George R. Mrkonic, Neerja Sethi, and Douglas Van Houweling.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    Exhibit No.                  Description
    31.1                   Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Executive Officer
    31.2                   Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Financial Officer
    32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

    (b) Reports on Form 8-K

    On April 17, 2003, the Company filed a Report on Form 8-K dated April 17, 2003. In that report on Form 8-K, the Company reported under Item 12 (furnished under Item 9) that it was releasing its results of operations and financial condition for the three months ended March 31, 2003 and included the text of that press release as an exhibit under Item 7.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SYNTEL, INC.




    Date        July 30, 2003             /s/ Bharat Desai
                                          -------------------------------------
                                          Bharat Desai, Chairman, President and
                                          Chief Executive Officer




    Date        July 30, 2003             /s/ Keshav Murugesh
                                          --------------------------------
                                          Keshav Murugesh, Chief Financial
                                          Officer

     EXHIBIT INDEX

    EXHIBIT NO.                           DESCRIPTION

    31.1                   Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Executive Officer
    31.2                   Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Financial Officer
    32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer