Form 10-Q
period 2003-09-30
SYNTEL INC
filed 2003-11-10
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended  September 30, 2003  or
                                    ------------------

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from              to
                                   ------------    -------------

    Commission file number 0-22903
                           -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Michigan                                     38-2312018
        -------------------------------                     -------------------
        (State or Other Jurisdiction of                       (IRS Employer
         Incorporation or Organization)                     Identification No.)


525 E Big Beaver Road, Suite 300, Troy, Michigan                48083
------------------------------------------------               ---------
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

    Yes     X                     No
       -----------                  -------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

    Yes     X                     No
        ----------                  -------------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, no par value: 39,979,388 shares issued and outstanding as of October 14, 2003.

                                  SYNTEL, INC.

                                      INDEX

                                                                                         Page
                                                                                         ----
    Part I  Financial Information

         Item 1   Financial Statements
                       Condensed Consolidated Statements of Income                         3
                       Condensed Consolidated Balance Sheets                               4
                       Condensed Consolidated Statements of Cash Flows                     5
                       Notes to the Condensed Consolidated Financial Statements            6

         Item 2   Management's Discussion and Analysis of                                 12
                     Financial Condition and Results of Operations

         Item 3  Quantitative and  Qualitative Disclosures about Market Risk              15

         Item 4  Controls and Procedures                                                  16

    Part II  Other Information                                                            17
    Signatures                                                                            18
    Certificate of  Principal Executive officer                                           20
    Certificate of  Principal Financial officer                                           21


                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                           THREE MONTHS                      NINE MONTHS
                                                                           ENDED SEPT 30                    ENDED SEPT 30
                                                                  ----------------------------       -----------------------------
                                                                     2003                2002           2003               2002
                                                                     ----                ----           ----               ----
Net Revenues                                                      $  44,105          $  42,126       $ 132,098           $ 122,116
Cost of revenues                                                     25,738             23,332          74,974              71,794
                                                                  ---------          ---------       ---------           ---------
Gross profit                                                         18,367             18,794          57,124              50,322
Selling, general and administrative expenses                          5,371              7,976          19,769              23,645

                                                                  ---------          ---------       ---------           ---------
Income from operations                                               12,996             10,818          37,355              26,677

Other income, principally interest                                      632                795           2,092               2,206
                                                                  ---------          ---------       ---------           ---------

 Income before income taxes                                          13,628             11,613          39,447              28,883

Provision for Income tax                                              2,884              2,924          10,052               7,548
                                                                  ---------          ---------       ---------           ---------

Net income before profit / (loss) from equity investment             10,744              8,689          29,395              21,335

Profit / (Loss) from equity investment                                   13                  0             (34)                  0
                                                                  ---------          ---------       ---------           ---------

 Net income                                                       $  10,757          $   8,689       $  29,361           $  21,335
                                                                  =========          =========       =========           =========


 DIVIDEND PER SHARE                                               $    1.31          $    0.00       $    1.31           $    0.00

 EARNINGS PER SHARE



 Basic                                                            $    0.27          $    0.22       $    0.74           $    0.55
 Diluted                                                          $    0.26          $    0.22       $    0.72           $    0.54

 Weighted average common shares outstanding :

 Basic                                                               39,718             38,726          39,478              38,672
                                                                  =========          =========       =========           =========

 Diluted                                                             40,975             39,509          40,634              39,788
                                                                  =========          =========       =========           =========



    See notes to the condensed consolidated financial statements

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2003                 2002
                                                                             ----                 ----
                                                                          (UNAUDITED)           (NOTE 1)
                                                                          -----------           --------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                 $100,091             $134,976
 Investments, marketable securities                                          24,965                5,737
 Accounts receivable, net  of allowance  for doubtful accounts               30,416               24,329
 Advanced billings and other current assets                                   8,162                9,674
                                                                           --------             --------

      Total current assets                                                  163,634              174,716


Property and equipment                                                       24,335               20,950
 Less accumulated depreciation                                               17,853               15,801
                                                                           --------             --------
      Property and equipment, net
                                                                              6,482                5,149

Goodwill                                                                        906                  906


Deferred income taxes and other noncurrent assets                             2,919                2,801
                                                                           --------             --------

                                                                           $173,941             $183,572
                                                                           ========             ========

                                   LIABILITIES

Current liabilities:
 Accrued payroll and related costs                                         $ 11,454             $ 11,885
 Accounts payable and other current liabilities                               9,284                9,027
 Income taxes payable                                                         7,871                2,530
 Deferred revenue                                                             2,124                5,286
                                                                           --------             --------
      Total liabilities                                                      30,733               28,728


                              SHAREHOLDERS' EQUITY


Total Shareholders' equity                                                  143,208              154,844
                                                                           --------             --------

Total liabilities and shareholders' equity                                 $173,941             $183,572
                                                                           ========             ========


See notes to the condensed consolidated financial statements

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                                                NINE MONTHS
                                                                                             ENDED SEPTEMBER 30
                                                                                       2003                    2002
                                                                                       ----                    ----
Cash flows from operating activities:
 Net income                                                                          $  29,361              $  21,335
                                                                                     ---------              ---------
 Adjustments to reconcile net income to net cash
 provided by / (used in) operating activities:
 Depreciation and amortization                                                           1,913                  1,422
 Realized (gains)  on sales of available-for-sale securities                              (414)                  (390)
 Deferred income taxes                                                                     981                    (98)
 Stock warrants sales incentive                                                          1,621                      0
 Loss on equity investments                                                                 34                      0
 Changes in assets and liabilities:
  Accounts receivable, net                                                              (4,860)                 5,721
  Advance billing and other assets                                                         442                   (291)
  Accrued payroll and other liabilities                                                  4,418                 (5,730)
  Deferred revenues                                                                     (3,161)                (2,302)
                                                                                     ---------              ---------
 Net cash provided by operating activities                                              30,335                 19,667

Cash flows from investing activities:
 Purchase of Property and equipment                                                     (3,012)                (1,193)
 Equity and other investments                                                              223                      0
 Purchase of available-for-sale securities                                             (24,601)               (15,175)
 Proceeds from sales of available-for-sale securities                                    7,002                 24,508
                                                                                     ---------              ---------

 Net cash provided by / ( used in ) investing activities                               (20,388)                 8,140

Cash flows from financing activities:
 Net proceeds from issuance of stock                                                     5,812                  3,802
 Common stock repurchases                                                                 (160)                (3,325)
 Dividend paid                                                                         (49,865)                     0
                                                                                     ---------              ---------

 Net cash provided by / (used in) financing activities                                 (44,213)                   477

Effect of foreign currency exchange rate changes on cash                                  (619)                   331
                                                                                     ---------              ---------

Net  (decrease)/ increase in cash and cash equivalents                                 (34,885)                28,615

Cash and cash equivalents, beginning of period                                         134,976                 88,010
                                                                                     =========              =========

Cash and cash equivalents, end of period                                             $ 100,091              $ 116,625
                                                                                     =========              =========

  NON CASH INVESTING AND FINANCING ACTIVITIES
  Cash dividend for third quarter of 2003 declared but unpaid as on
   September 30, 2003                                                                $   2,397              $       0



See notes to the condensed consolidated financial statements

    SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    1.  BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of September 30, 2003, the results of their operations for the three month and nine month periods ended September 30, 2003 and September 30, 2002, and cash flows for the nine months ended September 30, 2003 and September 30, 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.



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

    As of September 30, 2003, the Company has consolidated Skillbay.com, which until that date was accounted for as an equity basis investment, after Syntel acquired 100% of the voting interest in Skillbay.com from the sole voting shareholder. The effect of the consolidation of Skillbay.com was not significant to the Syntel financials.



    3.  USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts including, but not limited to warranty costs, allowance for doubtful accounts, reserves for employee benefits, amortization and impairment of goodwill, contingencies and litigation, the recognition of revenues and profits based on the percentage of completion method. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

    During the third quarter of 2003, in connection with settlements and other changes in estimates of underlying litigation and related legal costs the Company reduced its accounts payable and other current liabilities by $1.7 million. The Company also reduced its allowance for doubtful accounts by $0.7 million primarily on account of successful collection of overdue debts that were previously provided for or written off. The above reversals had a post tax impact of increasing the diluted earnings for the quarter by $0.04 per share.

    4.  FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders' equity.

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

    Reimbursements of out-of-pocket expenses are included in net revenue in accordance with Emerging Issues Task Force Consensus ("EITF") 01-14, "Income Statement Characterization of Reimbursement received for `Out of Pocket' expenses incurred".



    7.  CASH AND CASH EQUIVALENTS

    For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

    At September 30, 2003 and 2002, approximately $ 23.9 million and $ 58.8 million, respectively, are in money market accounts and represent corporate bonds and treasury notes held by Bank One, for which a triple A rated letter of credit has been provided by the bank. The remaining cash and cash equivalents are, in money market accounts with various banking institutions, including other U.S.-based and local India-based banks and represent certificates of deposit, corporate bonds, and treasury notes.



    8.  STOCK WARRANTS SALES INCENTIVE

    During 2002, the Company granted to a significant customer an immediately exercisable warrant entitling the customer to purchase 322,210 shares of Company stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer achieving a specified minimum level of purchases of services (the "Performance Milestone") from the Company over a specified performance period ending on October 16, 2003. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

    The customer has now earned the sales incentive as they have met the performance milestone over the specified performance period ending on October 16, 2003.

    In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", the Company has recorded the value of sales incentive as a reduction of revenues, to the extent of revenues earned up to September 30, 2003.

    The measurement of the sales incentive, which previously was based on the market value of the Company's stock at each period end, has been finalised based on sale of the shares in quarter ended September 30, 2003 by the customer at an average sale price of $22.31. Accordingly, the final value of the sales incentive is $4.7 million. Cumulatively, the Company has recorded $4.5 million of the sales incentive as a reduction of revenue up to September 30, 2003 and the remaining sales incentive of $0.2 million has been recorded as a contra-equity item in Shareholders' Equity. The remaining sales incentive of $0.2 million, will be recorded against revenues from the customer during the fourth quarter of 2003 for the remaining revenues earned from October 1, 2003 to October 16, 2003.

    The Company has granted the same customer certain additional performance warrants at significantly higher performance milestones. The Company has estimated that such higher performance milestones will not be met. Accordingly, the Company has not accounted for these performance warrants. If and when the Company estimates that such higher performance milestones will be met, the sales incentive associated with the performance warrants will be recorded as a reduction of revenue.



    9.  COMPREHENSIVE INCOME

    Total Comprehensive Income for the three and nine month periods ended September 30, 2003 and 2002 is as follows (in thousands):

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ------------------                    -----------------
                                                  SEPTEMBER 30                          SEPTEMBER 30
                                                  ------------                          ------------
                                           2003                2002                2003               2002
                                           ----                ----                ----               ----

Net income                               $10,757             $ 8,689             $29,361             $21,335
Other Comprehensive Income
Unrealized Gain                              291                  68                 235                  98
Foreign currency translation
adjustments                                  626                 367                1443                 473
                                         -------             -------             -------             -------
Total comprehensive income               $11,674             $ 9,124             $31,039             $21,906
                                         =======             =======             =======             =======





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




                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                  SEPTEMBER 30, 2003                    SEPTEMBER 30, 2002
                                                                  ------------------                    ------------------

                                                             Weighted             Earnings       Weighted             Earnings
                                                             Average                per          Average                per
                                                             Shares                share          Shares               share
                                                             ------                -----          ------               ------
                                                                            (in thousands, except per share earnings)

Basic earnings per share                                     39,718                0.27           38,726                0.22
Net dilutive effect of stock options outstanding              1,257               (0.01)             783                   -
Diluted earnings per share                                   40,975                0.26           39,509                0.22


                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                  SEPTEMBER 30, 2003                   SEPTEMBER 30, 2002
                                                                  ------------------                   ------------------

                                                             Weighted             Earnings       Weighted             Earnings
                                                             Average                per          Average                per
                                                             Shares                share         Shares                share
                                                             ------               -----          ------                ------
                                                                            (in thousands, except per share earnings)

Basic earnings per share                                     39,478                0.74           38,672                0.55
Net dilutive effect of stock options outstanding              1,156               (0.02)           1,116               (0.01)
Diluted earnings per share                                   40,634                0.72           39,788                0.54



    11.    SEGMENT REPORTING

    The Company manages its operations through three segments, Applications Outsourcing, e-Business, and TeamSourcing. Management allocates all direct expenses to the segments. Financial data for each segment for the three and nine months period ended September 30, 2003 and September 30, 2002 is as follows:



                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 ------------------                        -----------------
                                                    SEPTEMBER 30                             SEPTEMBER 30
                                                    ------------                             ------------
                                            2003                  2002               2003                  2002
                                                 (in thousands)                             (in thousands)
Net Revenues:
     Applications Outsourcing             $ 34,561             $ 28,759             $100,435             $ 82,865
     e-Business                              7,491                9,673               24,565               26,889
     TeamSourcing                            2,053                3,694                7,098               12,362
                                          --------             --------             --------             --------
                                          $ 44,105             $ 42,126             $132,098             $122,116
                                          ========             ========             ========             ========

Gross Profit:
     Applications Outsourcing             $ 15,640             $ 14,311             $ 46,233             $ 38,375
     e-Business                              2,501                4,074               10,108               10,313
     TeamSourcing                              226                  409                  783                1,634
                                          --------             --------             --------             --------
                                          $ 18,367             $ 18,794             $ 57,124             $ 50,322
                                          ========             ========             ========             ========


    During the three months ended September 30, 2003, revenue from American Express Corp. was $6.9 million, which is approximately 16% of net revenues, as compared to $8.2 million during the three months ended September 30, 2002, contributing approximately 19 % of total consolidated revenues.

    During the nine months ended September 30, 2003, revenue from American Express Corp. was $20.1 million, which is approximately 15 % of net revenues as compared to $20.4 million during the nine months ended September 30, 2002, contributing approximately 17 % of total consolidated revenues.

    12.  GEOGRAPHIC INFORMATION

     Customers of the Company are primarily situated in the United States. Net revenues and net income/(loss) by geographic location were as follows:



                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30                       SEPTEMBER 30
                                                               2003              2002             2003               2002
                                                                   (in thousands)                     (in thousands)
Net Revenues
   North America, primarily United States                    $  40,421         $  38,735         $ 120,803         $ 112,963
   India                                                        18,866            12,554            51,234            29,831
   UK                                                            3,328             3,131            10,632             8,317
   Far East, primarily Singapore                                   253               217               552               692
   Germany                                                         163                20               192                76
   Intercompany revenue elimination (primarily India)          (18,926)          (12,531)          (51,315)          (29,763)
                                                             ---------         ---------         ---------         ---------
   Net Revenue                                               $  44,105         $  42,126         $ 132,098         $ 122,116
                                                             =========         =========         =========         =========

Net Income / (loss)
   North America, primarily United States                    $   2,076         $   2,848         $   5,437         $   8,323
   India                                                         8,627             5,610            23,521            13,280
   UK                                                              111               332               740               (24)
   Far East, primarily Singapore                                   (31)              (15)             (124)               39
   Germany                                                         (26)              (86)             (213)             (283)
                                                             ---------         ---------         ---------         ---------
   Net Income                                                $  10,757         $   8,689         $  29,361         $  21,335
                                                             =========         =========         =========         =========



    13.  INCOME TAXES

    The following table accounts for the differences between the provision for income taxes and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:



                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30                           SEPTEMBER 30
                                                  2003              2002               2003               2002
 Income before income taxes                   $  13,628          $  11,613          $  39,447          $  28,883

                                              ---------          ---------          ---------          ---------
 Statutory provision                               35.0%              35.0%              35.0%              35.0%
 State taxes  net of federal benefit                1.1%               1.5%               1.1%               1.7%
 Tax Free Investment Income                        (0.4%)             (0.8%)             (0.6%)             (1.0%)

 Foreign effective tax rates different
 from US  Statutory Rate                          (18.9%)            (12.3%)            (15.9%)            (10.3%)

 Tax reserves                                       4.4%               1.8%               5.9%               1.4%
 Other                                                                                                      (0.7%)

                                              ---------          ---------          ---------          ---------
PROVISION FOR INCOME TAXES                         21.2%              25.2%              25.5%              26.1%
                                              =========          =========          =========          =========


        The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information and are dependent upon the judgment of regulatory reviews.

  14.  STOCK BASED COMPENSATION

       As permitted by SFAS 123, the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:



                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30                     SEPTEMBER 30
                                               2003            2002             2003             2002
                                                   (in thousands)                   in thousands)
      NET INCOME
As reported                                 $ 10,757        $  8,689         $ 29,361         $ 21,335
Impact of SFAS No. 123, net of tax                60              (1)          (1,201)          (1,766)
                                            ----------------------------------------------------------

 PRO FORMA NET INCOME                       $ 10,817        $  8,688         $ 28,160         $ 19,569

 EARNINGS PER SHARE, PRO FORMA
Basic earnings per share                    $   0.27        $   0.22         $   0.71         $   0.51
Diluted earnings per share                  $   0.26        $   0.22         $   0.69         $   0.49

 EARNINGS PER SHARE AS REPORTED
Basic earnings per share                    $   0.27        $   0.22         $   0.74         $   0.55
Diluted earnings per share                  $   0.26        $   0.22         $   0.72         $   0.54

 WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                       39,718          38,726           39,478           38,672
  Diluted                                     40,975          39,509           40,634           39,788



       Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions as on September 30, 2003 and 2002:



                                                  AS ON         AS ON
                                              SEP 30 2003    SEP 30 2002
                                              -----------    -----------
Estimated fair value of option granted        $    5.52      $    5.26

    ASSUMPTIONS
Risk free interest rate                            3.14%          3.25%
Expected life                                        5              5
Expected volatility                               76.91%         79.49%
Expected dividend yield                            1.05%          0.00%




  15.  EVENTS AFTER THE BALANCE SHEET DATE

       The Board of Directors at a meeting held on July 28, 2003 approved a quarterly cash dividend of $0.06 per share to the Company's shareholders of record on September 30, 2003, payable on October 13, 2003. Accordingly, the Company paid a total of $2.4 million as a dividend to its shareholders on October 13, 2003.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    SYNTEL INC. AND SUBSIDIARIES

    RESULTS OF OPERATIONS

    REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, and TeamSourcing business segments. Revenues increased by 4.7% to $44.1 million in the three months ended September 30, 2003 from $42.1 million in the three months ended September 30, 2002. Fixed price revenues represented approximately 53% and 48% of total revenues for the three months ended September 30, 2003 and 2002 respectively. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of September 30, 2003 increased to 2,584 compared to 1,938 as of September 30, 2002. As of September 30, 2003, the Company had approximately 51% of its billable workforce in India as compared to 38% as of September 30, 2002. Significant growth in billable headcount was in India where a majority of the Company's Development Centers are located.

    APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $34.6 million for the three months ended September 30, 2003, or 78.4% of total revenues, from $28.8 million, or 68.3% of three months ended September 30, 2002. The $5.8 million increase for the three months ended September 30, 2003 was attributable principally to net growth in new engagements, contributing approximately $16.8 million, largely offset by $11.0 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2003 increased to $100.4 million, or 76.0% of total revenues, from $82.9 million or 67.9% of total revenues for the nine months ended September 30, 2002. The $17.5 million increase for the nine months ended September 30, 2003 was attributable principally to net growth in new engagements, contributing approximately $41.4 million, largely offset by $23.9 million in lost revenues as a result of projects completion and reductions in existing projects.


    APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. Applications Outsourcing costs of revenues increased to 54.7% of total Applications Outsourcing revenues for the three months ended September 30, 2003, from 50.2% for the three months ended September 30, 2002. The 4.5% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2003 is principally attributable to aggressive hiring in the third quarter. Although, such hiring impacted costs during this quarter they did not necessarily add to revenues as a significant number of these hires went into training. Cost of revenues for the nine months ended September 30, 2003 increased to 54.0% of total Applications Outsourcing revenues, from 53.7% for the nine months ended September 30, 2002, which is a marginal increase of 0.3% in cost of revenues.

    E-BUSINESS REVENUES. e-Business revenues decreased to $7.5 million for the three months ended September 30, 2003, or 17.0% of total consolidated revenues, from $9.7 million, or 23.0% of total consolidated revenues for the three months ended September 30, 2002. The $2.2 million decrease for the three months ended September 30, 2003 was principally due to net growth in new engagements contributing approximately $5.8 million, offset by $6.4 million in lost revenues as a result of project completion and a $1.6 million sales incentive granted to a significant customer. Revenues for the nine months ended September 30, 2003 decreased to $24.6 million, or 18.6 % of total revenues, from $26.9 million or 22.0% of total revenues for the nine months ended September 30, 2002. The $2.3 million decrease for the nine months ended September 30, 2003 was attributable principally to a $1.6 million sales incentive granted to a significant customer and net growth in new engagements, contributing approximately $13.6 million, offset by $14.3 million in lost revenues as a result of projects completion and reductions in existing projects.


    E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 66.6% of total e-Business revenues for the three months ended September 30, 2003, from 57.9% for the three months ended September 30, 2002. Cost of revenues for the nine months ended September 30, 2003 decreased to 58.9% of total e-Business revenues, from 61.6% for the nine months ended September 30, 2002. The 8.7% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2003 is principally attributable to a reduction in revenues in this segment on account of a sales incentive granted to a significant customer and additional hiring in the third quarter. The 2.7% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2003 is principally attributable to the increase in the offshore component of the services.

    TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $2.1 million for the three months ended September 30, 2003, or 4.7% of total revenues, down from $3.7 million or 8.8 % of total revenues for the three months ended September 30, 2002. The revenues for nine months ended September 30, 2003 decreased to $7.1 million, or 5.4 % of total revenues, from $12.4 million or 10.1% of total revenues for the nine months ended September 30, 2003. Both the $1.6 million decrease for the three months ended September 30, 2003 as well as the $5.3 million decrease for the nine months ended September 30, 2003 were principally due to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus on this segment and focus on higher margin segments.

    TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 89.0% of TeamSourcing revenues for the three months ended September 30, 2003, from 88.9% for the three months ended September 30, 2002. Cost of revenues for the nine months ended September 30, 2003 increased to 89.0% of total TeamSourcing revenues, from 86.8% for the nine months ended September 30, 2002. Both the 0.1% and 2.2% increase in cost of revenues, as a percent of revenues for the third quarter and for the nine months ended September 30, 2003 respectively, were attributable primarily to lower utilization and the conscious decision by management to reduce organizational focus on this segment and focus on higher margin segments.

    As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore. However, the Company also sees clients' needs to reduce their costs and the increased competitive environment among IT companies. The Company expects these conditions to continue in the next few quarters. In response to the continued pricing pressures and increased competition for outsourcing clients, the Company continues to focus on expanding its service offerings into areas with higher and sustainable price margins, on managing its cost structure, and on anticipating and correcting for decreased demand, and skill and pay level imbalances in its personnel. The Company's immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed (sub-contractors) or non-billable IT professionals.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices. Selling, general, and administrative costs for the three months ended September 30, 2003 were $5.4 million or 12.2% of total revenues, compared to $7.9 million or 18.9% of total revenues for the three months ended September 30, 2002.

    Selling, general, and administrative costs for the three months ended September 30, 2003 includes reversal of $0.7 million bad debt expense, primarily on account of successful recovery of receivables previously provided for as allowance for doubtful accounts or written off, $1.7 million decrease in the estimated reserves for litigation and legal fees due to successful settlements ($1.4 million) and other changes in estimates of underlying legal costs ($0.3 million) during the third quarter and $0.3 million reduction in office related expenses due to settlement of vendor disputes and other miscellaneous reversals.

    Selling, general, and administrative costs for the three months ended September 30, 2002 included an additional allowance for doubtful accounts of $0.9 million after collection of $0.1 million of previously provided receivables and a $0.1 million reduction in office related expenses due to reversal of outstanding checks pertaining to earlier periods.

    Selling, general, and administrative costs for the nine months ended September 30, 2003 were $19.8 million or 15.0% of total revenues, compared to $23.6 million or 19.4% of total revenues for the nine months ended September 30, 2002.

    Selling, general, and administrative costs for the nine months ended September 30, 2003 includes reversals of $1.5 million primarily on account of successful recovery of receivables previously provided for as allowance for doubtful accounts or written off, $2.7 million revision of the estimated reserve for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs, $0.5 million reduction in office related expenses due to the settlement of vendor disputes and other miscellaneous reversals, and a downward revision of the 2002 estimates of bonus compensation of $0.8 million.

    Selling, general, and administrative costs for the nine months ended September 30, 2002 included an additional allowance for doubtful accounts of $1.2 million after collection of $0.9 million of previously provided receivables, a downward revision of the 2001 estimates of bonus compensation of $2.2 million and a $0.1 million reduction in office related expenses due to reversal of outstanding checks pertaining to earlier periods.

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

    Net cash generated by operating activities was $30.3 million for the nine months ended September 30, 2003, compared to $19.7 million for the nine months ended September 30, 2002. The number of days sales outstanding in accounts receivable was at approximately 62 days and 54 days as of September 30, 2003 and September 30, 2002 respectively.

    Net cash used in investing activities was $20.4 million for the nine months ended September 30, 2003, consisting principally of $24.6 million for the purchase of available-for-sale securities and $3.0 million for capital expenditures, consisting principally of software, PCs, communication equipment and property; partially offset by $7.0 million of proceeds from sale of available-for-sale securities. Net cash provided by investing activities was $8.1 million for the nine months ended September 30, 2002, which consisted principally of $24.5 million of proceeds from the sale of available-for-sale securities, partially offset by $15.2 million for the purchase of available-for-sale securities and $1.2 million for capital expenditures consisting principally of computer equipment and communication equipment.

    Net cash used in financing activities was $44.2 million for the nine months ended September 30, 2003, consisting principally of $5.8 million in proceeds from the exercise of stock options, offset by common stock repurchases of $0.2 million and a $49.9 million dividend payout. Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2002, consisted principally of $3.8 million in proceeds from the exercise of stock options; offset by common stock repurchases of $3.3 million.

    The Company has a line of credit with Bank One, which provides for borrowings of up to $20.0 million. The line of credit has been renewed during this quarter and it now expires on August 31, 2004. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. At September 30, 2003, there was no indebtedness outstanding under the line of credit. The Line of Credit has a sub-limit of $5.0 million for letters of credit which bear a fee of 1 % per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at 1) a formula approximating the bank's Eurodollar rate plus an applicable margin of 1.25% or 2) the bank's prime rate plus 1.25%. The Company has made no borrowings under this facility.

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

    During the third quarter of 2003, the Indian rupee has appreciated by 2% as compared to second quarter of 2003 which has marginally reduced the Company's gross margin by 0.2%. The Indian rupee denominated Cost of revenues and Selling, General and Administrative cost was 17% and 26%, respectively which did not have a significant impact.


    RECENT ACCOUNTING PRONOUNCEMENTS

    Accounting for Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for specific situations and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company has assessed the implication of this interpretation and no significant impact is anticipated.

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

    SCOPE OF THE CONTROLS EVALUATION

    In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

    Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally, and because the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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


    Exhibit No.         Description


    31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer

    31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                     Officer

    32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


    (b) Reports on Form 8-K

    On July 18, 2003, the Company filed a Report on Form 8-K dated July 18, 2003. In that report on Form 8-K, the Company reported under Item 12 (furnished under Item 9) that it was releasing its results of operations and financial condition for the three months ended June 30, 2003 and included the text of that press release as an exhibit under Item 7.

    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYNTEL, INC.



    Date      October 31st, 2003            /s/ Bharat Desai
                                        ----------------------------------------
                                        Bharat Desai, Chairman, President and
                                        Chief Executive Officer



    Date      October 31st, 2003            /s/  Keshav Murugesh
                                        ----------------------------------------
                                        Keshav Murugesh, Chief Financial Officer

    EXHIBIT INDEX




    EXHIBIT NO.                    DESCRIPTION


    31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer

    31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                     Officer


    32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer