Form 10-K
period 2003-12-31
SYNTEL INC
filed 2004-03-12
CIK 1040426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

                           Common Stock, no par value
                                ---------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2003, based on the last sale price of $15.73 per share for the Common Stock on The Nasdaq National Market on such date, was approximately $100,997,595.

     As of March 1, 2004, the Registrant had 40,184,746 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on or about May 21, 2004 are incorporated by reference into Part III hereof.

                                   SYNTEL INC.

                                    FORM 10-K
                                      INDEX

PART I

         ITEM 1.  BUSINESS

         ITEM 2.  PROPERTIES

         ITEM 3.  LEGAL PROCEEDINGS

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ITEM 7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT
                  MARKET RISK

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         ITEM 9A. CONTROLS AND PROCEDURES

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         ITEM 11. EXECUTIVE COMPENSATION

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                  SIGNATURES

                                     PART I

ITEM 1. BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries in the United States, India, the United Kingdom, Singapore, Mauritius, Germany, Australia, Canada and Hong Kong on a consolidated basis.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning:

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

          -    Potential Liability to Customers

          -    Dependence on Principal

          -    Risks Related to Possible Acquisitions

          -    Limited Intellectual Property Protection

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could", "expects", "may", "anticipates", "believes", "estimates", "plans", and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for Syntel's services, increased competition, lower prices and margins, changes in customer's technology spending, failure to successfully develop and market new products and services, competitor introductions of superior services, continued industry consolidation, instability and currency fluctuations in India and other international markets, results of litigation, failure to retain and recruit key employees, adverse economic conditions, acts of war or global terrorism, and unexpected natural disasters. For a more detailed discussion of certain risks associated with the Company's business, see the "Business Risks" section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

     Syntel is a worldwide provider of information technology services to Global 2000 companies, as well as to government entities, incorporated under Michigan law on April 15, 1980. The Company's service offerings are grouped into three segments, E-business, Applications Outsourcing, and TeamSourcing(R). E-business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) services. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. TeamSourcing consists of professional information technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Service, a corporate culture focused on customer service and responsiveness and its own internally developed "intellectual capital" based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

     Through its E-business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involves services in the areas of web architecture, web-enabling legacy applications, as well as the creation of web portals. CRM involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Applications Outsourcing involves consulting and Applications Outsourcing services designed to better integrate front office and back office applications. Additionally, the Company has entered into several partnerships to provide it's implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun and TIBCO. These partnerships will provide the Company with increased opportunities for market penetration.

     Through Applications Outsourcing, Syntel provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected applications support functions of the customer. Utilizing its developed methodologies, processes and tools, known as IntelliTransfer(R), the Company is able to assimilate the business process knowledge of its customers to develop and deliver services specifically tailored for that customer. In 2003, 2002 and 2001, E-business and Applications Outsourcing services combined accounted for approximately 95%, 91% and 87% of total consolidated revenues, respectively.

     Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 5%, 9% and 13% of revenues, for the years ended December 31, 2003, 2002 and 2001, respectively. The information set forth under Note 18 "Segment Reporting" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated here by reference.

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

     Syntel provides its services to a broad range of Global 2000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 2003, based on revenues were American Express Company, Target Corporation, Wells Fargo, American International Group, Inc. and Daimler Chrysler. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value E-business and Applications Outsourcing services. During recent years, the Company has focused on increasing its resources in the development, marketing and sales of its E-business and Applications Outsourcing services.

     The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2003, Syntel's worldwide billable headcount consisted of 2,664 IT consultants providing professional services to Syntel's customers.

     The information set forth under Note 19 "Geographic Information" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated here by reference.

RISK FACTORS

The following factors should be considered carefully when evaluating our business.

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

GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 2003, approximately 38% of Syntel's U.S. workforce (13% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 21% of the Company's U.S. workforce (7% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months). Pursuant to United States federal law, the Department of Immigration and Naturalization Services (INS) limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas that may be issued.

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; customers' budget cycles; and investment time for training. Because a significant percentage of the Company's selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. As fixed price engagements grow in revenue and percent of total revenue, operating results may be adversely affected in the future if there are cost overruns on fixed-price engagements. It is possible that Company's operating results could be below or above the expectations of market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing an adverse effect on the Company's financial condition at the time.

CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 64%, 71%, and

68% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's largest customer for 2003, 2002, and 2001, was American Express Company accounting for approximately 16%, 18%, and 18% of revenues for each of the years ended December 31, 2003, 2002, and 2001, respectively.

The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not provide the same level of revenues in any subsequent year. Because many of its engagements involve functions that are critical to the operations of its customer's businesses, any failure by Syntel to meet a customer's expectations could result in cancellation or non-renewal of the engagement and could damage Syntel's reputation and adversely affect its ability to attract new business. Many of the Company's contracts are terminable by the customer with limited notice and without compensation beyond the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant customer or engagement could have a material adverse effect on the Company's business, results of operations and financial condition.

EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 2003, the Company had approximately 52% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India as permanently invested in India. If the Company decides to repatriate any of such earnings, it will incur a "border" tax, currently 15%, under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. The estimated border taxes and U.S. corporate taxes that would be due upon repatriation are approximately $40.3 million. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and E-business services, the Company competes primarily with companies in the domestic and global arena. In the domestic arena, Syntel competes against IBM Global Solutions, Keane, EDS, Cognizant, Accenture and Computer Sciences Corporation. In the global arena, Syntel is increasingly competing against a number of India-based companies including TCS, Infosys, and Wipro. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. India based Companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

ABILITY TO MANAGE GROWTH. While the Company has experienced flat revenues over the past five years, it has historically experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Additionally, ongoing changes in the delivery mix from onsite to offshore staffing has placed additional operational and structural demands. Revenues have increased from $45.3 million in 1993 to $179.5 million in 2003, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 2,664 as of December 31, 2003. The Company established sales offices in London, England in 1996 and in Hong Kong in 2001, opened sales and service offices in Singapore in May 1997 and in Munich, Germany in 2001 and has expanded its Global Development Centers in Mumbai, Chennai and Pune, India and expects to begin construction of a new development and training center in Pune, India during the second quarter of 2004. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. In recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development, and maintenance. Additionally, the Company has invested in the development of its E-business practice. A key factor in the Company's growth strategy is to increase outsourcing service engagements and E-business with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Applications Outsourcing and E-business in recent years, as well as the improvement in the Company's direct margins. However, Applications Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customer's organization, as compared with traditional IT staffing services. Additionally, while the sales cycle for many E-business engagements tend to be shorter (1 to 6 months), many engagements are short in duration (3 to 6 months), requiring increased sales and marketing. While the Company has strengthened its experience and strength in marketing, developing, and performing such services, there can be no assurance that the Company's increased focus on outsourcing services and E-business will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

FIXED-PRICE ENGAGEMENTS. The Company undertakes engagements, in the nature of development and maintenance, billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues from development and maintenance activity represented approximately 52%, 50% and 36% of total revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

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

     In April 2002, the Company reached a resolution with the Metier shareholders wherein the $1.6 million dollar payment was not made, the 300,000 shares were not issued and Syntel paid $2.3 million in settlement and legal costs. During the second quarter, the Company determined that the remaining $6.6 million of the accrued Metier liability, no longer required as a result of the settlement with the Metier shareholders, should remain accrued for the estimated costs associated with Metier-related and other litigation. In the fourth quarter, the Company settled certain of the Metier related and other litigation and in connection with these settlements, reversed approximately $5.7 million of the accrued

Metier liability. No amount is accrued or required for the Metier liabilities as at December 31, 2003.

LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights, trademarks or servicemarks other than Consider IT Done(R), Digital Blueprinting-Build-Optimize(R), IntelliCapturesm, IntelliSourcing(R), IntelliTransfer(R), Latest to Legacysm, Method 2000(R), Skillbaysm, Syntel(R), Syntel Y2K Consultant Online(R), TeamSourcing(R), and Total ERP Application Methodology (TEAM)sm. The Company has submitted federal trademark applications to register certain names for its service offerings. There can be no assurance, however, that the Company will be successful in obtaining federal trademarks for these trade names.

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

SYNTEL SOLUTION

     Syntel provides E-business solutions in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI). The Company's approach involves taking an enterprise wide view of the customer's technology and business environment to ensure comprehensive solution integration. This view is termed the Digital Ecosystem. Syntel's methodology for implementing its E-business services involves Digital Blueprinting/Build/Optimize(R). In the Digital Blueprinting phase, Syntel's teams analyze the customers current technology environment, their business objectives, and begins architecting the E-business solution to meet these objectives. In the Build phase, Syntel actually constructs the technology applications and integrates the necessary package applications for the customer. In the Optimize phase, Syntel provides ongoing, cost effective maintenance and enhancement services for the newly created applications. Additionally, the Company has entered into several partnerships to provide it's implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including BEA Systems, IBM, Informatica,

Microsoft, Oracle, Sun and TIBCO. These partnerships will provide the Company with increased opportunities for market penetration.

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

GLOBAL DELIVERY SERVICE. Syntel performs its services on-site at the customer's location, off-site at Syntel's U.S. locations and offshore at its Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Delivery Service, the Company currently has three Global Development Centers located in Mumbai, India; Pune, India and Chennai, India. The company also has a Support Center located at Cary, North Carolina.

     In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The site office is expected to be in place during Q1 2004 and actual construction is expected to commence by Q2 of 2004, such that Phase I of 2500 seats is expected to be ready by Q2 of 2005.

FOCUS ON CUSTOMER SERVICE. The Syntel corporate culture reflects a "customer for life" philosophy, which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. At engagement initiation, Syntel's services are typically based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes,

IT applications and industry, Syntel gains a competitive advantage to perform additional higher-value IT services for that customer.

PROVEN INTELLECTUAL CAPITAL. Over its 23-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (i) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (ii) trains employees and new recruits through both computer based training and its four training centers, one of which is located in the U.S. and three of which are located in India, and (iii) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs.

PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms, including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun and TIBCO. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (i) technology employed; (ii) projected product lifecycles; (iii) size of the potential market; (iv) software integration requirements of the product; and (v) the reputation of the potential partner.

SERVICES

     Syntel provides a broad range of IT services through its Applications Outsourcing, E-business and TeamSourcing service offerings. Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance and platform migration services. Through its E-business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise

Applications Integration (EAI) and Enterprise Resource Planning (ERP) software package implementation. Through TeamSourcing, the Company provides professional IT consulting services. During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and E-business services. TeamSourcing, E-business, and Applications Outsourcing services are based on Syntel's methodologies and technical expertise, which the Company continues to develop on an ongoing basis in order to further enhance the value of its services to customers. For the years ended December 31, 2003, 2002 and 2001, E-business and Applications Outsourcing combined accounted for approximately 95%, 91% and 87%, respectively, of the Company's revenues and TeamSourcing represented approximately 5%, 9% and 13%, respectively, of the Company's revenues.

     Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2003, more than 86% of Syntel's revenue came from clients the Company has worked with for at least one year. Syntel has earned a host of quality awards, including the "CIO Award" from General Motors, as well as "Preferred Supplier" status with Daimler-Chrysler Corporation receiving the highest rating in each customer service category. The Company has also been recognized by the Target Corporation with a "Best Business Partner Award". Syntel's centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model
(CMM) Level 5. During 2003, Syntel also earned a host of media awards, including Business 2.0 "100 fastest growing Tech companies," Healthcare informatics 100, June 2003 (#61). VARBusiness 500 (#162), Crain's Detroit Business List: Top 50 Michigan Companies in Detroit, and the Dataquest Top 20 Multi-national Software Exporters (#7) 2003.

E-BUSINESS SERVICES

     Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management services, which involve software solutions to put customers in closer touch with their own customers. Syntel helps customers select appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Applications Outsourcing, Syntel takes an enterprise wide view of its customers' environment to implement package software solutions to create better integration, and therefore better information utilization, between front office and back office applications. Additionally, the Company has effectively engaged several partnerships to provide it's implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun and TIBCO. These partnerships will provide the Company with increased opportunities for market penetration.

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

CUSTOMERS

     Syntel provides its services to a broad range of Global 2000 corporations principally in the financial services, insurance, manufacturing, retail and healthcare industries. During 2003, the Company provided services to over 138 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2003, include:

--------------------------------------------------------------------------------------
FINANCIAL SERVICES             MANUFACTURING             INSURANCE
------------------             -------------             ----------
American Express               Breed Technology          ACE Ina Holdings
Bear Stern                     Cummins Engine Co.        All State Insurance
Conseco Finance Corp.          Daimler-Chrysler Corp     American International Group
Corillian Corporation          Ford Motor Co.            Bankers Life & Casualty Co
Credit Swiss First Boston      New Venture Gear          Capitol Indemnity
Deutsche Bank                  State of FL               CNA Commercial Lines
First Data Merchant Services   Tektronix, Inc.           Kemper Insurance/Unitrin
GFI Trade Capture              T-System                  Maxum Speciality Insurance
Group 1                                                  Westfield Insurance
J P Morgan Chase               RETAIL
Moody's Investor Services      ------------              INFORMATION/COMMUNICATION
State Street Bank              H & R Block               -----------------------------
US Clearing                    Nike Inc                  AvercoM
Washington Mutual Bank         School Specialty          Computer Task Group
Wells Fargo Bank               Target Corporation        Consolidated Communication
                                                         Datanomics
HEALTHCARE                     TRANSPORTATION/AVIATION   DSMI
----------                     -----------------------   Hewlett Packard
Aetna                          Federal Express Corp.     TIBCO Software Inc.
Blue Cross Blue  Shield of     Geologistics Corp.        Xerox Corp
North Carolina                 Kintetsu
First Health Services Corp     My Travel Group           UTILITIES
Glaxo Welcome Inc.             Norfolk Southern          ---------
HAP                            SBS International         Detroit Edison
Hanger Orthopedic              The News Market           Pacific Corp
Health Care Associates         Thomas Cook               Portland General Electric Co.
Humana Inc
IBM                            EMERGING/OTHERS
Kent County Community          ---------------
McKesson                       Deloitte Consulting
Verizon Data Services          GFI Group Inc.
Well point                     Johnson & Johnson
                               OE3 Operating Engineers
                               Percon
--------------------------------------------------------------------------------------

     For the years ended December 31, 2003, 2002, and 2001, the Company's top ten customers accounted for approximately 64%, 71%, and 68% of the Company's revenues, respectively. For the year ended December 31, 2003 one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2003 were American Express, Target Corporation and Wells Fargo contributing approximately 16%, 8% and 6% respectively, of total consolidated revenues. The Company's largest customer for 2003, 2002 and 2001 was American Express Company, accounting for approximately 16%, 18% and 18% of revenues for each of the years ended December 31, 2003, 2002 and 2001, respectively.

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

To jump start the relationship, Syntel participated in a series of "road shows" to introduce Syntel and the other outsourcing vendors to the American Express IT managers around the globe. Syntel's demonstrated quality and commitment during these road shows was ranked the highest of the participants.

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

     The Company's three Global Development Centers located in; Mumbai, India; Pune, India; Chennai, India; and a Support Center at Cary, North Carolina support the Company's Global Delivery Service.

     The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, approximately 1,742 persons as of December 31, 2003, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over nine years and has a capacity of approximately 1,512 people.

     The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, approximately 743 persons as of December 31, 2003. The Chennai facility has a capacity of over 640 persons and has been in operation for approximately five years.

     The Cary, North Carolina Support Center, which employed over 41 persons at December 31, 2003, serves as hub for the Company's telecommunications, project management, technical training and professional development programs. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide, and a development center for the sharing of knowledge and expertise among IT professionals.

     In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The site office is expected to be in place during Q1 2004 and actual construction is expected to commence by Q2 of 2004, such that Phase I of 2500 seats is expected to be ready by Q2 of 2005.

     The Company believes that space availability in Mumbai and Chennai will accommodate short-term facility requirements and the new Campus in Pune will enable the Company to meet offshore growth requirements for the next several years. As a step in this direction, in 2002 the Company leased certain facilities to open an interim Development Center in Pune, which employed approximately 392 persons as of December 31, 2003, and having a capacity of 881 persons.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Irvine, California; Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Santa Fe, New Mexico; Cary, North Carolina; Nashville, Tennessee; Natick, Massachusetts; Dublin, Ohio; London, England; Hong Kong; Munich, Germany and Singapore. The sales staff is aligned into geographic regions, with each salesperson provided the authority to pursue Applications Outsourcing, E-business and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

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

     Syntel's marketing organization seeks to build and support the Syntel brand as well as generate awareness and leads for the Company's E-business and Applications Outsourcing solutions. The Company's current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs, and CFOs of Global 2000 companies.

In addition, Syntel's marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group, IDC, Forrester Research, and Yankee Group, to ensure analysts have a good understanding of Syntel's offerings and positioning. Syntel's marketing group also supports the Company's investor relations efforts, proposals development, research, and sales support efforts.

HUMAN RESOURCES

     The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 2003, the Company had 3,861 full time employees. Of this total, the U.S. operations employed 1,280 persons, including 1,163 IT professionals; the Indian operation employed 2,415 persons, including 2,163 IT professionals; and the Company employed an additional 166 persons in various remote locations, principally the U.K. and Singapore.

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

RECRUITING. The Company has developed a recruiting methodology and organization which is a core competency. The Company has significantly expanded it's international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Banglore, and Pune, India, to recruit for the Company's global requirements. The Company also has a recruiting team based in the U.S., which recruits primarily across the U.S. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

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

     The Company continued to re-skill a significant percentage of the consulting base during the last year in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle.

     Since 1998, the Company has operated a Project Manager Training program. The objective of the program is to develop certified project managers to ensure consistent and quality delivery of the Company's engagements on a worldwide basis. The 12 to 18 month program consists of lecture style classroom work, computer based training, and on the job apprenticeships. The program trains students on industry "best practices" as well as Syntel specific methods and processes. Program participants must receive certification from the Project Management Institute ("PMI") before receiving Syntel branded certification.

     The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program in its Cary, North Carolina, Support Center and provides opportunities for cross-training of its professionals in emerging technologies.

SUPPORT AND RETENTION. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. A significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(k) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, and a health club reimbursement program. Since its initial public offering in 1997, the Company has offered a stock option program, and since 1998 a qualified stock purchase program, providing all eligible employees the opportunity to purchase the Company's Common Stock at a 15% discount to fair market value.

COMPETITION

     The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Four" accounting firms, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications outsourcing and E-business services, the Company competes primarily with IBM Global Solutions, Keane, EDS, Cognizant, Accenture and Computer Sciences Corporation, as well as India-based companies including TCS, Infosys, and Wipro.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

          NAME                AGE                POSITION
          ----                ---                --------
Ayan Chatterjee                32   Senior Vice President, Sales
                                    And Business Development

Bharat Desai                   51   Chairman, President and
                                    Chief Executive Officer

Chandrashekhar Venkatasubbu    37   Chief Operating Officer
                                    (Europe and APAC) & Chief
                                    Delivery Officer

Prakash "Ken" Kenjale          54   Chief Technology Officer

Marlin Mackey                  53   Senior Vice President, Client Partnerships

Daniel M. Moore                49   Chief Administrative Officer
                                    and Secretary

Keshav Murugesh                40   Chief Financial Officer and
                                    Treasurer

Neerja Sethi                   49   Vice President, Corporate
                                    Affairs  and Director

Rajiv Tandon                   45   Senior Vice President, Verticals and
                                   Operations

--------------------------------------------------------------------------------

          Ayan Chatterjee joined the Company in June 2003 as Senior Vice President, Sales & Business Development. Prior to joining Syntel, Mr. Chatterjee was the Head of Sales and Relationship Management for Western Americas at Infosys Technologies Ltd. From October 1998 to June 2003.

          Bharat Desai is a co-founder of the Company and has served as its President and Chief Executive Officer and as a Director since its formation in 1980. Mr. Desai became Chairman of the Board in February 1999. Mr. Desai is the spouse of Ms. Sethi.

Chandrashekhar Venkatasubbu joined the Company in October 2003 as Chief Operating Officer (Europe and APAC) and Chief Delivery Officer. Prior to joining Syntel, Mr. Chandrashekhar was the Global Head for the S-Governance (public sector and e-governance) Practice at Tata Consultancy Services ("TCS") from May 2001 to September 2003. He was the regional manager for the TCS Development Center at Hyderabad and also was responsible for its operations there from March 1999 to April 2001. He was head of the TCS relationship with HP worldwide and the center manager for the TCS-HP center in Chennai for the period October 1997 to February 1999. Since 1998, he also served on the management/strategy team at TCS.

          Prakash "Ken" Kenjale has served the Company as Chief Technology Officer since July 1995 with primary responsibility for new technology.

Mr. Kenjale also served as the interim chief operating officer from April 2003 to October 2003.

          Marlin Mackey has served the Company as Senior Vice President, since January 2001 with responsibility for delivery and customer relationship. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery West and Information Services.

          Daniel M. Moore has served the Company as Chief Administrative Officer and Secretary since August 1998.

          Keshav Murugesh joined the Company as Chief Financial Officer in May 2002. Prior to joining Syntel, Mr. Murugesh served as Vice President Finance at ITC Infotech Ltd from October 2000 to May 2002. Prior to this assignment, Mr. Murugesh served as Finance Head, Information Systems Business from August 1999 to September 2000 and General Manager-Investments, Financial Services Division from 1998 to July 1999 at ITC Ltd, India.

          Neerja Sethi is a co-founder of the Company and has served as a Vice President, Corporate Affairs and as a Director since its formation in 1980. Ms. Sethi is the spouse of Mr. Desai.

          Rajiv Tandon joined Syntel in January 1992, and has served as Senior Vice President since January 2001 with responsibility for delivery and customer relationship. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery East & Enterprise Solutions.

ITEM 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 14,597 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in May 2007. The Company's support center is located in approximately 50,240 square feet of leased space in Cary, North Carolina, under a lease, which expires March 31, 2004. The Company also leases regional office facilities in Irvine, California; Costa Mesa, California; Santa Clara, California; Phoenix, Arizona; Beaverton, Oregon; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Santa Fe, New Mexico; Nashville, Tennessee; Natick, Massachusetts; Dublin, Ohio; London, England; Hong Kong; Munich, Germany; and Singapore.

     Syntel leases approximately 64,960 square feet of office space in Mumbai, India, under nine leases expiring on various dates from March 3, 2004 to September 29, 2008. These facilities house IT professionals, as well as its senior management, administrative personnel, human resources, recruiting, and sales and marketing functions. Additionally, Syntel has leased substantially all of an office building in Chennai and three offices in Pune, India consisting of approximately 32,808 square feet and 63,486 square feet, respectively. The lease terms expire April 2006 and July 2005 to September 2006, respectively, all subject to the Company's option to renew for an additional period of three/five years.

     In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The site office is expected to be in place during Q1 2004 and actual construction is expected to commence by Q2 of 2004, such that Phase I of 2500 seats is expected to be ready by Q2 of 2005.

          The Company believes that the existing facilities and planned development in Pune are adequate for its currently anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS:

     The Company is not currently a party to any material legal proceedings or governmental investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     (a) The Registrant's common stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low bid information per share of the Company's common stock as reported on NASDAQ for each full quarterly period in 2002 and 2003.

Period                  High     Low
--------------------------------------
First Quarter, 2002    17.250   12.030
Second Quarter, 2002   15.310   10.050
Third Quarter, 2002    13.200   10.750
Fourth Quarter, 2002   22.580   11.960
First Quarter, 2003    25.500   16.510
Second Quarter, 2003   19.929   13.300
Third Quarter, 2003    29.830   15.590
Fourth Quarter, 2003   28.300   22.190

     (b) There were approximately 197 shareholders on record and 2,800 beneficial holders on March 1, 2004.

     (c) The Company did not pay any cash dividends during the years ended December 31, 2002 and 2001. However the Board of Directors at its meeting dated July 28, 2003 declared a one-time special dividend of $1.25 per share payable to Syntel shareholders of record at the close of business on August 29, 2003. In addition, the Board of Directors at the same meeting approved the initiation of quarterly cash dividends. The initial dividend rate will be $0.06 per share per quarter.

     (d)

--------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                                    ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING     EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      (EXCLUDING SECURITIES
      PLAN CATEGORY                  WARRANTS, AND RIGHTS              RIGHTS ($)           REFLECTED IN COLUMN (1))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by shareholders                1,315,410                     10.33                     2,565,663
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   not approved by shareholders                   --                        --                            --
--------------------------------------------------------------------------------------------------------------------
      TOTAL                                1,315,410                     10.33                     2,565,663
--------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

SYNTEL, INC. & Subsidiaries
FIVE-YEAR HIGHLIGHTS (UNAUDITED)
(In thousands, except share data)

The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto.

                                                         YEAR ENDED DECEMBER 31,
                                             2003       2002       2001       2000       1999
                                           ----------------------------------------------------
                                                     (In thousands, except share data)
STATEMENT OF INCOME DATA
   Net Revenues (1)                        $179,507   $161,507   $172,283   $166,240   $162,117
   Cost of revenues                         101,699     94,010    106,943    106,034     99,300
   Gross Profit                              77,808     67,497     65,340     60,206     62,817

   Selling, general and administrative
      expenses                               28,278     31,421     34,522     34,424     32,814
   Capitalized development cost
      impairment                                  0         --      1,624         --         --
   Reduction in reserve requirements
      applicable to Metier Transaction         (882)    (5,698)        --     21,650         --
   Income from operations                    50,412     41,774     29,194      4,132     30,003

   Other income, principally interest         3,168      3,191      3,780      3,412      2,024

   Income before income taxes                53,580     44,965     32,974      7,544     32,027

   Income tax provision (benefit)            13,242     12,338      8,636       (967)    10,573

   Net income before loss from equity
      Investments and investment write
      off                                    40,338     32,627     24,338      8,511     21,454

   Loss from equity investments and
      investment write offs (net of tax)         34        141      3,893        526         --

   Net income                              $ 40,304   $ 32,486   $ 20,445   $  7,985   $ 21,454

   Net income per share, diluted           $   0.99   $   0.81   $   0.52   $   0.20   $   0.55

   Weighted average shares outstanding,
      Diluted                                40,797     39,917     38,987     39,467     39,043
                                           ====================================================

----------------------------------------------------------------------------------------------
                                                         YEAR ENDED DECEMBER 31,
                                            2003       2002       2001       2000       1999
                                          ----------------------------------------------------
                                                                  (In thousands)
BALANCE SHEET DATA
   Working capital                        $142,521   $145,988   $103,502   $ 77,894   $ 64,893
   Total assets                            186,081    183,572    152,247    132,898    122,468
   Long-term debt                               --         --         --         --         --
   Total shareholders' equity              153,406    154,844    112,258     96,683     90,361

OTHER DATA
   Billable headcount in U.S.                1,138      1,111        987        994      1,114
   Billable headcount in India               1,376        943        419        511        225
   Billable headcount at
      other locations                          150        101        138        118         28
                                          ----------------------------------------------------
   Total billable headcount                  2,664      2,155      1,544      1,623      1,367
==============================================================================================

(1) The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of `Out of Pocket' Expenses Incurred" effective January 1, 2002. Revenues for 2001 and 2000 have been reclassified to comply with the guidance of EITF 01-14. Revenues for 1999 are shown net of billable expenses, as it was not practical to prepare the information for that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

     REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2003 and 2002, revenues from time and material contracts constituted 48% and 50%, respectively of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2003, and 2002, revenues from fixed price application management and support engagements constituted 27% and 38%, respectively.

     Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2003 and 2002, revenues from fixed price development contracts constituted 25% and 13%, respectively.

SIGNIFICANT ACCOUNTING ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

     REVENUE RECOGNITION. The use of the proportional performance method of accounting requires that we make estimates about our future efforts and costs relative to our fixed price contracts. While we have procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the changes become known.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. We record an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in general and administrative expenses. At December 31, 2003 and 2002, the allowance for doubtful accounts was $0.8 million and $3.6 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

     INCOME TAXES--ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. When preparing our financial statements, we record our provisions for income taxes based on tax laws and regulations in each of the various jurisdictions where we conduct business

     In determining the tax provisions, the Company also provides reserves for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves are recorded in income taxes payable and are based on management's estimates and accordingly are subject to revision based on additional information and are dependent upon the judgment of regulatory reviews.

     ACCRUALS FOR LEGAL EXPOSURES. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or the lower end of a range, if the amount cannot be reasonably estimated. The accrual related to litigation and legal fees at December 31, 2003 and 2002, was $0.1 million and $3.2 million, respectively.

OVERVIEW

     Syntel is a worldwide provider of professional IT consulting and applications management services to Global 2000 companies, as well as to government entities. The Company's service offerings include Applications Outsourcing, consisting of application management services for ongoing management, development and maintenance of business applications; E-business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; as well as partnerships with leading software and IT application software infrastructure providers to provide it's implementation, customization, migration and maintenance services including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun and TIBCO and TeamSourcing, consisting of professional IT consulting services.

     The Company's revenues are generated from professional services fees provided through three segments, Applications Outsourcing, E-business, and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and E-business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 2003, 2002, and 2001:

--------------------------------------------------------------------------------
                                                       Percent of Total Revenues
--------------------------------------------------------------------------------
                                                          2003   2002   2001
--------------------------------------------------------------------------------
Applications Outsourcing                                    76%    71%    63%
--------------------------------------------------------------------------------
E-business                                                  19     20     24
--------------------------------------------------------------------------------
TeamSourcing                                                 5      9     13
--------------------------------------------------------------------------------
                                                           100%   100%   100%
--------------------------------------------------------------------------------

     On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. Against a significant portion of Applications Outsourcing engagements, executed historically, on a time-and-materials basis, a significant share of the new Applications Outsourcing engagements have started on a fixed-price basis during 2003, 2002 and 2001. For the years ended December 31, 2003, 2002 and 2001, fixed-price revenues from development and maintenance activity comprised approximately 56%, 65% and 47% of total Applications Outsourcing revenues, respectively.

     The Company re-skilled a very significant percentage of the consulting base during 2001, 2002 and 2003 in the latest advanced software platforms, including JAVA, HTML, Object Oriented, C++, RMI Cobra, JDBC, Cold Fusion, and Oracle. The Company has focused training efforts on consultants assigned to TeamSourcing engagements, and as a result, has successfully migrated such consultants to the growing E-business segment.

     Historically, most E-business engagements were billed on a time and materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-business engagements started during 2003, 2002 and 2001. For the years ended December 31, 2003, 2002 and 2003, fixed price revenues from development and maintenance activity comprised approximately 51%, 24% and 26% of total E-business revenues, respectively.

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

     The Company's most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its IT professionals. The Company strives to maintain its gross margin by migrating more revenue toward Applications Outsourcing and E-business, controlling engagement costs, and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India, a wholly owned subsidiary of the Company, provides software development services from Mumbai, Pune and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

     The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2003, approximately 38% of Syntel's U.S. workforce (13% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 21% of the Company's U.S. workforce (7% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months).

     The Company has made substantial investments in infrastructure in recent years, including: (i) expanding the Mumbai, India facility; (ii) establishing a Global Development Center in Chennai, India; (iii) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Technical Services Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (iv) hiring additional experienced senior management; and (v) expanding global recruiting and training capabilities; and (vi) replacement of informal systems with a highly integrated, Y2K compliant, human resource and financial information systems. In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The site office is expected to be in place during Q1 2004 and actual construction is expected to commence by Q2 of 2004, such that Phase I of 2500 seats is expected to be ready by Q2 of 2005.

     Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 64%, 71% and 68% of revenues for the years ended December 31, 2003, 2002, and 2001, respectively. The Company does not believe there is any material collectibility exposure among its top ten customers.

     For the years ended December 31, 2003 and 2002 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2003 and 2002 was American Express Company contributing approximately 16% and 18%, respectively of total consolidated revenues. For the year ended December 31, 2001 three customers contributed revenues in excess of 10% of total consolidated revenues. The three largest customers for 2001 were American Express Corporation, Target Corporation (formerly Dayton Hudson Corp) and American Home Assurance Company and certain other subsidiaries of American International Group Inc. (collectively "AIG") contributing approximately 18%, 11% and 11% respectively, of total consolidated revenue. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's net revenues.

                                                         PERCENTAGE OF REVENUES
                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          2003    2002    2001
                                                         -----------------------
Net Revenues                                              100.0%  100.0%  100.0%
Cost of revenues                                           56.7    58.2    62.1
                                                         -----------------------
Gross profit                                               43.3    41.8    37.9

Selling, general and administrative expenses               15.3    19.5    20.0%
Reduction in reserve requirements relative
to Metier Transaction
                                                             --    (3.5)     --
Capitalized development cost Impairment                              --     0.9
                                                         -----------------------
Income from operations                                     28.0%   25.8%   17.0%

Following is selected segment financial data for the years ended December 31, 2003, 2002, and 2001. The Company does not allocate assets to operating segments

--------------------------------------------------------------------------------
                                                   2003       2002       2001
                                                 -------------------------------
                                                        (In Thousands)
--------------------------------------------------------------------------------
Net Revenues
   Applications Outsourcing                      $136,424   $113,981   $108,274
   E-business                                      33,795     31,951     41,449
   TeamSourcing                                     9,288     15,575     22,560
                                                 ------------------------------
                                                 $179,507   $161,507   $172,283
Gross Margin
   Applications Outsourcing                      $ 62,282   $ 54,053   $ 46,225
   E-business                                      14,389     11,429     14,276
   TeamSourcing                                     1,137      2,015      4,839
                                                 ------------------------------
                                                 $ 77,808   $ 67,497   $ 65,340
Gross Margin %
   Applications Outsourcing                          45.7%      47.4%      42.7%
   E-business                                        42.6%      35.8%      34.4%
   TeamSourcing                                      12.2%      12.9%      21.4%
                                                 ------------------------------
                                                     43.3%      41.8%      37.9%

Sales, general and administrative expenses         28,278   $ 31,421   $ 34,522
Reduction in reserve requirements for
   Metier transaction                                (882)  $ (5,698)  $     --

Capitalized development cost impairment          $     --   $     --   $  1,624
                                                 ------------------------------
Income from Operations                           $ 50,412   $ 41,774   $ 29,194
--------------------------------------------------------------------------------

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002.

REVENUES. Net revenues increased from $161.5 million in 2002 to $179.5 million in 2003, representing an 11.1% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is clearly becoming a mega trend with increasing numbers of Global Corporations aggressively outsourcing their crucial applications development or Business Processes to vendors with an offshore presence. Syntel too has benefited from this trend. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2003 increased 24% to 2,664 employees as compared to 2,155 employees as of December 31, 2002. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per off-shore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2003, the Company had approximately 52% of its billable workforce in India as compared to 44% as of December 31, 2002. Further, revenue generation from these additional billable headcounts started primarily during the second half of the year 2003. The Company also decreased its dependence on its larger customers. The top five customers accounted for 42% of the total revenues in 2003, down from 48% of the total revenues in 2002. Moreover, the top 10 customers accounted for 64% of the revenues in 2003 as compared to 71% in 2002.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $114.0 million, or 71% of total revenues in 2002, to $136.4 million, or 76% of total revenues in 2003. The $22.5 million increase is attributable principally due to revenue from new engagements, contributing $37.9 million and net increase in existing projects contributing $4.2 million; partially offset by $19.6 million in lost revenues as a result of project completions.

COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in both the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 54.3% of Applications Outsourcing revenues in 2003, from 52.6% in 2002. The 1.7% increase in cost of revenues as a percent of revenues was partly attributable to the aggressive hiring during the second half of 2003 which impacted costs, but did not necessarily add to revenues as a significant number of these hires went into training. This contributed approximately 0.4% of the increase. Additionally, due to an internal policy change during 2002, there was a release of vacation reserves in 2002 related to unused employee vacation time. This resulted in a lower cost of revenues during 2002 and contributes approximately 1.3% to the increase during 2003.

E-BUSINESS REVENUES. E-business revenues increased from $32.0 million in 2002, or 20% of total consolidated revenues, to $33.8 million in 2003, or 19% of total consolidated revenues. During 2002, the Company had granted a sales incentive to a significant customer of $2.9 million as compared to only $1.7 million during 2003, a decrease of $1.2 million. Net of this decrease in the sales incentive, e-business revenues have generally remained flat during 2003 as compared to 2002. Increase of revenue from new engagements contributed $14.8 million, offset by $14.2 million in lost revenues as a result of project completion and net reductions in existing projects.

COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. E-business cost of revenues decreased to 57.4% of E-business revenues in 2003, from 64.2% in 2002, a decrease of 6.8%. As referred to above, during 2002, E-business revenues were lower primarily due to a sales incentive which had been granted to a significant customer. This has resulted in a higher % of cost of revenues as compared to revenues of 5.5%. Additionally, increased utilization of our off-shore resources has also contributed to a reduction of the cost of revenues of approximately 2.2%. These decreases were partially offset by an increase in the cost of revenues as a percent of revenues attributable to the release of vacation reserves in 2002 related to unused employee vacation time, due to an internal policy change, which resulted in an increase of approximately 0.9%.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $15.6 million, or 9% of total consolidated revenues in 2002, to $9.3 million, or 5% of total consolidated revenues in 2003. The $6.3 million decrease in TeamSourcing revenues was attributable principally to a decrease in US based billable consultants on various engagements, as a result of a conscious decision by management to reduce organizational focus on this segment and focus on higher margin segments of Applications Outsourcing and e-business.

COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. TeamSourcing cost of revenues increased marginally to 87.8% of TeamSourcing revenues in 2003, from 87.1% in 2002. The 0.7% increase in cost of revenues as a percent of revenues was attributable principally to lower utilization of our resources due to the softness in the economy.

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

Selling, general, and administrative costs for the year ended December 31, 2003 were $27.4 million or 15.3% of total revenues, compared to $31.4 million or 19.5% of total revenues for the year ended December 31, 2002.

Selling, general, and administrative costs for the year ended December 31, 2003 includes net reversals of $0.5 million primarily on account of successful recovery of receivables previously provided for as allowance for doubtful accounts, $2.0 million revision of the estimated reserve for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs, $0.7 million reduction in office related expenses due to the settlement of vendor disputes, and a downward revision of the 2002 estimates of bonus compensation of $0.8 million.

Selling, general, and administrative costs for the year ended December 31, 2002 included an additional reserve of $2.0 million due to a revision of the estimated reserve for litigation and legal fees due to changes in estimates of underlying legal costs, an additional reserve of $0.5 million as an allowance for doubtful accounts, a downward revision of the 2001 estimates of bonus compensation of $2.8 million, an additional reserve for bonus for the year 2002 of $2.0 million and a $0.3 million reduction in office related expenses due to reversal of outstanding checks pertaining to earlier periods.

After considering the impact of non-recurring items, the Selling, general, and administrative expenses are at 18.0% and 19.8% of total revenues, for the years ended December 31, 2003 and 2002, respectively. The 1.8% reduction in Selling, general, and administrative expenses as a percentage of revenue is primarily on account of increase in revenue in 2003 over 2002.

The factors, which affect the fluctuations in our allowance for doubtful accounts and write offs of uncollectible accounts include the financial health and economic environment of our clients. No one client has contributed significantly to a loss and we have had no significant changes in our collection policies or payment terms.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001.

REVENUES. Total consolidated revenues decreased from $172.3 million in 2001 to $161.5 million in 2002, representing a 6.3% decrease. The Company's total revenues were more dependent upon its largest customers in 2001 as compared to 2002. The top five customers accounted for, 48% of the total revenues in 2002 down from 53% of the total revenues in 2001. However, the top 10 customers accounted for 71% of the revenues in 2002 as compared to 68% in 2001. The worldwide billable headcount increased to 2,155 as of December 31, 2002 compared to 1,544 as of December 31, 2001. The increased headcount was due principally to increased staffing in Applications Outsourcing engagements and E-business engagements, partially offset by the managed ramp downs of the TeamSourcing segment.

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

COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in both the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, trainee compensation, and warranty reserves. Applications Outsourcing cost of revenues decreased to 52.6% of Applications Outsourcing revenues in 2002, from 57.3% in 2001. The 4.7% decrease in cost of revenues as a percent of revenues was attributable primarily to the release of vacation reserves, due to an internal policy change, related to unused employee vacation time contributing approximately 1.3% along with the increase in the higher margin offshore component of the overall services contributing approximately 3.4%.

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

COST OF REVENUES. E-business cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. E-business cost of revenues decreased to 64.2% of E-business revenues in 2002, from 65.6% in 2001. The 1.4% decrease in cost of revenues as a percent of revenues was attributable principally to the release of vacation reserve, due to an internal policy change, related to unused employee vacation time, contributing approximately 0.7% and to improved average billing rates in comparison to average compensation rates.

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

COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. TeamSourcing cost of revenues increased to 87.1% of TeamSourcing revenues in 2002, from 78.6% in 2001. The 8.5% increase in cost of revenues as a percent of revenues was attributable principally to lower utilization due to the softness in the economy, partially offset by release of vacation reserves, due to an internal policy change, related to unused employee vacation time contributing approximately 0.9%.

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

QUARTERLY RESULTS OF OPERATIONS

     Note 20 of the consolidated financial statements appearing elsewhere in this document sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 2002 and ended December 31, 2003. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

     Net cash provided by operating activities was $44.1 million, $32.7 million and $34.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The number of days sales outstanding in accounts receivable was approximately 62 days, 56 days and 65 days as of December 31, 2003, 2002 and 2001, respectively.

     Net cash used in investing activities was $ 22.3 million for the year ended December 31, 2003. During 2003, the Company invested $52.3 million to purchase available-for-sale securities and $4.2 million for capital expenditures, consisting principally of PCs, and communications equipment. This was partially offset by the sale of available for sale securities of $33.9 million and $0.3 million for equities and other investments.

     Net cash provided by investing activities was $10.8 million for the year ended December 31, 2002 and net cash used in investing activities was

$20.7 million for the year ended December 31, 2001

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

     Net cash used in financing activities in 2003 was $45.9 million, due principally to the distribution of dividend of $52.3 million, repurchase of 10,000 shares of common stock for $0.2 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $6.5 million.

     Net cash provided by financing activities in 2002 was $3.3 million, due principally to the proceeds from the issuance of shares under stock option and stock purchase plans of $6.6 million, offset by the repurchase of 250,000 shares of common stock for $3.3 million.

     Net cash provided by financing activities in 2001 was $0.5 million, due principally to the proceeds from the issuance of stock under stock option and stock purchase plans of $2.6 million, offset by the repurchase of 218,700 shares of common stock for $2.1 million.

     The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit has been renewed and now expires on August 31, 2004. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at December 31, 2003 and 2002.

     The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

     The following table sets forth the Company's known contractual obligations as of December 31, 2003:

                                                                                                ($ '000)
-----------------------------------------------------------------------------------------------------------
                                                               PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------------
                                              LESS THAN 1                                     MORE THAN 5
     CONTRACTUAL OBLIGATION       TOTAL          YEAR          1-3 YEARS      3-5 YEARS          YEARS
-----------------------------------------------------------------------------------------------------------
Long-Term Debt                        -              -               -              -               -
Capital Lease Obligations             -              -               -              -               -
Operating Leases                  4,065          1,648           1,972            221             223
Purchase Obligations                745            590             155              -               -
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP              -              -               -              -               -
-----------------------------------------------------------------------------------------------------------
TOTAL                             4,809          2,238           2,127            221             223
===========================================================================================================

     Certain agreements for lease and purchase obligations included above are cancelable with a specified notice period or penalty, however all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

     Although no contractual obligations on account of purchases, other than those specified above, exist as of 12/31/03 relating to the construction of the Pune facility, management anticipates that the construction costs for the facility to be incurred by the Company during 2004 and 2005 will be $15.2 million.

INCOME TAX MATTERS

     Under the Indian Income Tax Act of 1961 (the "Act"), Syntel's software development centers/units located in Mumbai, Chennai and Pune are eligible for certain favorable tax provisions. Units in Mumbai are located in Special Economic Zone (SEZ), the unit at Chennai is a 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India
(STPI). Under the Act 100% EOU at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes, for up to 10 years of operation, on the profits generated from these undertakings. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next 5 years. For the period commencing from 1st April 2002 and ending on 31st March 2003 the above mentioned exemption was restricted to 90% of the income earned by way of software exports. However, with effect from April 1, 2003, this exemption has been restored to 100%.

The benefit of tax Holiday granted by the Indian authorities was $9.1 million, $5.9 million and $5.6 million for the years 2003, 2002 and 2001, respectively.

For those undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested, no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. According to local jurisdictions, the entire undistributed earnings of the foreign subsidiaries are not repatriable. The unrecognized taxes on the undistributed repatriable earnings are approximately $ 42.0 million at December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, " Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities " (SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company currently does not hold derivative financial instruments or engage in hedging activities and the adoption of SFAS 149 did not have a material impact on its financial condition or results of operation.

ACCOUNTING FOR FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity " ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations or financial position.

ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE ELEMENTS. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, " Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations and financial condition.

VARIABLE INTEREST ENTITIES - In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No.46, " Consolidation of Variable Interest Entities " ("FIN 46"). In December 2003, FIN 46 was revised for clarifications and modification of the effective dates. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 shall be applied to all variable interests held no later than the end of the first reporting period after March 15, 2004. The Company has no contractual relationships or other business relationships with any variable interest entities and, therefore, the initial adoption of FIN 46 did not have an effect on the Company's results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

      We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2003          2002
                                                     ------------   ------------
                     ASSETS
Cash and cash equivalents                              $110,699       $134,976
Investments, marketable securities                       26,137          5,737
                                                       --------       --------
Total                                                   136,836        140,713

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for our investment portfolio. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

FOREIGN CURRENCY RISK

Our sales are primarily sourced in the United States and our subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds respectively. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

     During 2003, the Indian rupee has appreciated by 6% as compared to 2002, which has marginally reduced the Company's gross margin by 0.3%. The Indian rupee denominated Cost of revenues and Selling, General and Administrative cost was 16% and 19%, respectively, which did not have a significant impact.

     Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 56 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 11, 2002, the Company's Audit Committee voted to engage the independent accounting firm of Ernst & Young as the Company's independent accountants for the remainder of the 2002 fiscal year and for fiscal year 2003, and dismissed PricewaterhouseCoopers.

     The report of PricewaterhouseCoopers on the Company's financial statements for the 2001 fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the 2001 fiscal year and the subsequent period through November 11, 2002, there were no disagreements between the Company and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years. In addition, during the 2001 fiscal year and the period through November 11, 2002, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

     During the fiscal year ended December 31, 2001, and during the subsequent interim period through November 11, 2002, the Company did not consult with Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of the Securities and Exchange Commission's Regulation S-K, except for accounting principles relating to the Company's wholly-owned subsidiary, Syntel (India) Ltd., for which an Ernst & Young affiliate was previously and continues to be engaged as the independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Report as well as mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.

SCOPE OF THE CONTROLS EVALUATION. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

OUTLOOK. During the year, the company created a Task force of Management to fulfill compliance requirements of Section 404 of the Sarbanes Oxley Act. An external firm was also appointed to assist in the exercise enterprise wide. The Company is also moving ahead with BS 7799 and SAS 70 related initiatives during 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 21, 2004 (the "Proxy Statement") is incorporated herein by reference. The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

     The Company has adopted a Code of Ethics applicable to the Company's principal executive officer, principal financial officer, and principal accounting officer or controller.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the section entitled "Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the captions "Equity Compensation Plans" in the section entitled "Executive Compensation" and the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     Ernst & Young LLP served as the Company's independent auditors for the fiscal years ending December 31, 2003 and 2002. The following table lists the aggregate fees for professional services rendered by Ernst & Young LLP for all "Audit Fees," "Audit-Related Fees," "Tax Fees," and "All Other Fees" which pertain to the last two fiscal years.

                                                          FISCAL YEAR ENDED
                                                     ---------------------------
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                     ------------   ------------
Audit Fees                                             $239,725       $97,150

Audit - Related Fees                                   $ 25,905       $15,651

Tax Fees                                               $329,152       $64,355

All Other Fees                                         $ 10,207       $    --

     Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC. Audit-Related Fees represent professional fees in connection with the statutory audits services relative to Syntel India and Syntel Germany and the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to the tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to transfer pricing, dividend and other advisory services.

AUDIT COMMITTEE AUTHORIZATION OF AUDIT AND NON-AUDIT SERVICES

     The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company's consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2003 as required by the Sarbanes-Oxley Act of 2002.

     The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor's independence, and has advised the Company that, in its opinion, the activities performed by Ernst & Young on the Company's behalf are compatible with maintaining the independence of such auditors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)&(d) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 63 of this Report, which is incorporated herein by reference.

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

EXHIBIT NO.               DESCRIPTION
-----------               -----------
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

      10.1     Line of Credit Agreement, dated August 31, 2002, between the
               Registrant and Bank One, Michigan filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2002, and incorporated herein by reference.

      10.2     Lease, dated October 24, 2001, between Big Beaver / Kilmer
               Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2002, and incorporated herein by reference.

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

      10.9     Amendment to Credit Agreement dated August 25, 2003, between the
               Registrant and Bank One, NA.

      14       Code of Ethics.

        21     SUBSIDIARIES OF THE REGISTRANT.

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

                                           SYNTEL, INC.

                                           By: /s/ Bharat Desai
                                               ---------------------------------

                                           Bharat Desai, Chairman,
Dated: March 10, 2004                      President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                      Date
       ---------                        -----                      ----
/s/ Bharat Desai              Chairman, President and Chief
---------------------------   Executive Officer               March 10, 2004
Bharat Desai                  (Principal Executive Officer)

/s/ Keshav Murugesh           Chief Financial Officer         March 10, 2004
---------------------------   (Principal Financial and
Keshav Murugesh               Accounting Officer)

/s/ Neerja Sethi              Director and Vice President,    March 10, 2004
---------------------------   Corporate Affairs
Neerja Sethi

/s/ Paritosh K. Choksi               Director                 March 10, 2004
---------------------------
Paritosh K. Choksi

/s/ Douglas Van Houweling            Director                 March 10, 2004
---------------------------
Douglas Van Houweling

/s/ George R. Mrkonic                Director                 March 10, 2004
---------------------------
George R. Mrkonic

/s/ Vasant Raval                     Director                 March 10, 2004
---------------------------
Vasant Raval

                                    CONTENTS

                                                                              PAGE(S)
                                                                              -------
REPORT OF INDEPENDENT AUDITORS

Report of Independent Auditors as of December 31, 2003 and 2002 and for the
years then ended...................................................................55

Report of Independent Auditors for the year ended December 31, 2001................56

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets........................................................57

Consolidated Statements of Income..................................................58

Consolidated Statements of Shareholders' Equity....................................59

Consolidated Statements of Cash Flows..............................................60

Notes to Consolidated Financial Statements......................................61-80

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Syntel, Inc.

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntel, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Detroit, Michigan                                          /s/ Ernst & Young LLP
February 20, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Syntel, Inc.

In our opinion, the accompanying consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Syntel, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                                  /s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 25, 2002

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2003           2002
                                                               ------------   ------------
                                ASSETS

Current assets:
   Cash and cash equivalents                                     $110,699       $134,976
   Short term investments, principally marketable securities       26,137          5,737
   Accounts receivable, net of allowances of $809 and $3,551
   at December 31, 2003 and 2002, respectively                     26,483         22,724
   Revenue earned in excess of billings                             5,946          1,605
   Deferred income taxes and other current assets                   5,617          8,173
                                                                 --------       --------
      Total current assets                                        174,882        173,215

Property and equipment                                             25,617         20,950
Less: Accumulated depreciation                                     18,502         15,801
                                                                 --------       --------
      Property and equipment, net                                   7,115          5,149
Goodwill                                                              906            906
Deferred income taxes and other non-current assets                  3,178          4,302
                                                                 --------       --------
                                                                 $186,081       $183,572
                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 2,518          2,026
   Accrued payroll and related costs                               11,851         11,885
   Income taxes payable                                             6,507          2,530
   Accrued liabilities                                              4,942          6,101
   Deferred revenue                                                 4,456          5,286
   Dividends payable                                                2,401             --
   Metier related liabilities                                          --            900
                                                                 --------       --------

      Total current liabilities                                    32,675         28,728
                                                                 --------       --------
      Total liabilities                                            32,675         28,728
                                                                 --------       --------

 SHAREHOLDERS' EQUITY
   Common stock, no par value per share, 100,000,000 shares
   authorized; 40,016,194, and 39,067,943 shares issued and
   outstanding at December 31, 2003 and 2002, respectively              1              1

Additional paid-in capital                                         54,038         43,184
Accumulated other comprehensive income  (loss)                      1,519           (516)
Retained earnings                                                  97,848        112,175
                                                                 --------       --------
      Total shareholders' equity                                  153,406        154,844
                                                                 --------       --------
Total liabilities and shareholders' equity                       $186,081       $183,572
                                                                 ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                         YEAR ENDED DECEMBER 31
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
Net Revenues                                         $179,507   $161,507   $172,283
Cost of revenues                                      101,699     94,010    106,943
                                                     ------------------------------
Gross profit                                           77,808     67,497     65,340
Selling, general and administrative expenses           28,278     31,421     34,522
Capitalized development cost impairment                    --         --      1,624
Reduction in reserve requirements applicable to
   Metier transaction                                    (882)    (5,698)        --
                                                     ------------------------------
   Income from operations                              50,412     41,774     29,194
Other income, principally interest                      3,168      3,191      3,780
                                                     ------------------------------
   Income before income taxes and loss from            53,580     44,965     32,974
      equity investments and investment write-off
Provision for income tax                               13,242     12,338      8,636
                                                     ------------------------------

Net income before loss from equity investments and
   investment write-offs                               40,338     32,627     24,338

Loss from equity investment and investment write
   offs, net of tax benefit of $2,000 in 2001              34        141      3,893
                                                     ------------------------------
   Net income                                        $ 40,304   $ 32,486   $ 20,445
                                                     ==============================
DIVIDENDS PER SHARE                                  $   1.37   $     --   $     --

EARNINGS PER SHARE:
   Basic                                             $   1.02   $   0.84   $   0.53
   Diluted                                           $   0.99   $   0.81   $   0.52

   Weighted average common shares outstanding:
   Basic                                               39,609     38,733     38,220
   Diluted                                             40,797     39,917     38,987

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                  INCOME (LOSS)
                                                                                  ------------------------
                                                                                                 FOREIGN
                                        COMMON STOCK      ADDITIONAL                            CURRENCY          TOTAL
                                     ------------------    PAID-IN     RETAINED   UNREALIZED   TRANSLATION   SHAREHOLDERS'
                                     SHARES     AMOUNT     CAPITAL     EARNINGS      GAIN       ADJUSTMENT      EQUITY
                                     -------   --------   ----------   --------   ----------   -----------   -------------
BALANCE, JANUARY 1, 2001              38,199   $      1    $ 33,607    $ 59,244           --     $  (907)      $ 91,945

Net income                                                               20,445                                  20,445
Unrealized gain on investments,
   net of tax                                                                             33                         33
Translation adjustments                                                                             (703)          (703)
                                                                       ------------------------------------------------
Comprehensive income                                                     20,445           33        (703)        19,775
                                                                       ------------------------------------------------
Common stock repurchases                (219)                (2,060)                                             (2,060)
Employee stock purchase plan             175                  1,143                                               1,143
Exercised stock options                  234                  1,414                                               1,414
Compensation expense related to
   stock options                                                 41                                                  41
                                     ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001            38,389          1      34,145      79,689           33      (1,610)       112,258
Net income                                                               32,486                                  32,486
Unrealized gain on investments,
   net of tax                                                                            644                        644
Translation adjustments                                                                              417            417
                                                                       ------------------------------------------------
Comprehensive income                                                     32,486          644         417         33,547
                                                                       ------------------------------------------------
Common stock repurchases                (250)                (3,361)                                             (3,361)
Employee stock purchase plan              76                    523                                                 523
Exercised stock options                  853                  6,093                                               6,093
Tax benefit on stock options
   exercised                                                  2,881                                               2,881
Stock warrants sales incentive                                4,407                                               4,407
Deferred stock warrant sales
   incentive                                                 (1,504)                                             (1,504)
                                     ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002            39,068          1      43,184     112,175         677      (1,193)       154,844
                                     ----------------------------------------------------------------------------------
Net income                                                               40,304                                  40,304
Unrealized gain on investments,
   net of tax                                                                            136                        136
Translation adjustments                                                                            1,899          1,899
                                                                       ------------------------------------------------
Total comprehensive income,
   net of tax                                                            40,304          136       1,899         42,339
                                                                       ------------------------------------------------
Common stock repurchases                 (10)                  (160)                                               (160)
Employee stock purchase plan              61                    696                                                 696
Exercised stock options                  687                  5,842                                               5,842
Tax benefit on stock options
   exercised                                                  2,699                                               2,699
Warrants issued as sales incentive
   converted into common stock           210                  1,777                                               1,777
Dividends paid, $1.31 per share                                         (52,260)                                (52,260)
Dividends payable, $0.06 per share                                       (2,401)                                 (2,401)
Other                                                                        30                                      30
                                     ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003            40,016   $      1    $ 54,038    $ 97,848         $813     $   706       $153,406


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 40,304   $ 32,486   $ 20,445
   Adjustments to reconcile net income to net cash provided
      by operating activities
   Depreciation and amortization                                 2,522      2,176      1,800
   Reduction in reserve requirements applicable to the
   Metier transaction                                             (882)    (5,698)        --
   Goodwill Amortization                                            --         --         76
   Realized (gains) losses on sales of available-for-sale
      securities                                                (1,015)      (727)        72
   Deferred income taxes                                         3,940       (345)     4,468
   Stock warrants sales incentive                                1,777      2,903         --
   Capitalized development cost - impairment                        --         --      1,624
   Investments impairment                                           --         --      5,141
   Compensation expense related to stock options                    --         --         41
   Loss on equity investments                                       34        141        752
   Changes in assets and liabilities:
   Accounts receivable and revenue earned in excess of
      billings, net                                             (6,329)     5,266       (602)
   Other current assets                                            232       (406)     1,574
   Accrued payroll and other liabilities                         4,411     (2,933)      (984)
   Deferred revenue                                               (851)      (165)       217
                                                              ------------------------------
   Net cash provided by operating activities                    44,143     32,698     34,624
                                                              ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                          (4,226)    (2,078)    (2,071)
   Equity and other investments                                    223         --     (1,386)
   Purchase of available-for-sale securities                   (52,313)   (15,228)   (32,952)
   Proceeds from sales of available-for-sale securities         33,924     28,084     15,677
                                                              ------------------------------
   Net cash provided by (used in) investing activities         (22,392)    10,778    (20,732)
                                                              ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of stock                           6,538      6,616      2,557
   Common stock repurchases                                       (160)    (3,361)    (2,060)
   Dividends paid                                              (52,260)        --         --
                                                              ------------------------------
   Net cash provided by (used in) financing activities         (45,882)     3,255        497
                                                              ------------------------------
Effect of foreign currency exchange rate changes on cash          (146)       235        143
Net (decrease) increase in cash and cash equivalents           (24,277)    46,966     14,532

Cash and cash equivalents, beginning of period                 134,976     88,010     73,478
                                                              ------------------------------
Cash and cash equivalents, end of period                      $110,699   $134,976   $ 88,010
                                                              ==============================
NON CASH INVESTING AND FINANCING ACTIVITIES Cash dividend for fourth quarter of
2003 declared but
   unpaid as on December 31, 2003                             $  2,401   $     --   $     --
Cash paid for income taxes                                    $  5,582   $ 10,100   $  5,356
                                                              ==============================

The accompanying notes are an integral part of the consolidated financial statements.

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

Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. These services may be provided on either a time-and-material basis or on a fixed price basis.

Through E-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM and Oracle, as well as partnership arrangements with leading software firms, to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed price basis, in which the Company assumes responsibility for management of the engagement.

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

2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel") and its wholly owned subsidiaries, Syntel (India) Ltd. ("Syntel India"), an Indian limited liability company, Syntel Singapore PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company, Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company, Syntel Canada Inc., ("Syntel Canada") an Ontario limited liability company, Syntel Deutschland GmbH, ("Syntel Germany") a German limited liability company, Syntel Hong Kong Ltd. ("Syntel Hong Kong") a Hong Kong limited liability company, Syntel Mauritius Limited ("Syntel Mauritius") a Mauritius limited liability company, Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company, Syntel Delaware LLC ("Syntel Delaware") a Delaware limited liability company, and SkillBay.com, Inc., a Michigan corporation. All significant inter-company balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenues from TeamSourcing services provided through time and material contracts as the services are performed.

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

Revenue on fixed-price, applications development and integration projects in the Company's application outsourcing and E-Business segments are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements.

Revenues are reported net of sales incentives.

Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus ("EITF') 01-14, "Income Statement Characterization of Reimbursement received for `Out of Pocket' expenses incurred". The Company has retroactively applied the provisions of EITF 01-14 and has included reimbursements of $1.5 million as revenues in 2001.

CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, approximately $29.1 million and $65.6 million respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's current assets and current liabilities approximate their carrying values because of their short maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings.

Our customer base consists primarily Global 2000 companies and accordingly our accounts receivable is not exposed to significant credit risk. The Company establishes an allowance for doubtful accounts as a provision for known and inherent collection risks related to its accounts receivable. The estimation of the provision is primarily based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

SHORT-TERM INVESTMENTS, PRINCIPALLY MARKETABLE SECURITIES

The Company's short-term investments consist principally of short-term mutual funds, which have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of these investments that are other than temporary declines, are included in other income. The cost of securities sold is determined on the weighted average method.

LONG-LIVED ASSETS (OTHER THAN GOODWILL)

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. No assets were impaired in 2003.

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
Leasehold improvements                    Life of lease
Leasehold land                            Life of lease

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2.5 million, $ 2.2 million and $ 1.8 million, respectively.

GOODWILL

Prior to 2002, goodwill was amortized on a straight-line basis over 15 years.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, as of January 1, 2002, the Company is no longer amortizing goodwill but evaluates goodwill for impairment annually. Goodwill amortization expense was $0.076 million in 2001.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to allowance for doubtful accounts, impairment of goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method and potential tax liabilities. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

During 2003, in connection with settlements and other changes in estimates for underlying litigation and related legal costs, the Company reduced its accrued liabilities and Metier related liabilities by $2.9 million, net of amounts paid. The Company also reduced its allowance for doubtful accounts by $0.5 million primarily on account of the successful collection of overdue debts. Also, in 2003 management revised its estimate of 2002 bonus compensation and reversed $0.8 million of previously recorded accruals. The revision in estimates noted above had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2003 by $0.06 per share.

During 2002, the Company recorded a downward revision of $2.8 million pertaining to their estimate of employee bonus for the prior year. In addition, the Company recorded recoveries of $.8 million and $1.3 million in the second and fourth quarters of 2002, respectively relating to receivables that had previously been reserved for. The Company also reversed $1.3 million in connection with a change in an internal policy with respect to unused employee vacation. These revisions in estimates had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2002 by $0.09 per share.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders' equity. Transaction gains and losses, which were not significant in the years presented are reflected within `Selling, general and administrative expenses' in the consolidated statements of income.

EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with SFAS No, 128 "Earnings per share".

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

The Company has stock options, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share are calculated using the treasury stock method for the dilutive effect of shares which have been granted pursuant to the stock option plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefits on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel's U.S. payroll. Eligible employees may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plans. The Company may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2003, no contributions have been made.

Eligible employees of Syntel India also receive benefits from a provident fund, which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee's salary to a Government administered provident fund. The Company has no further obligations beyond its monthly contributions.

In accordance with the Payment of Gratuity Act, 1972, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the "Gratuity Plan") covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, of an amount based on the respective employee's salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. The Gratuity Plan is a non-funded plan and the Company intends to discharge this liability through its internal resources. The amounts accrued under this plan are $0.7 million and $0.4 million as of December 31, 2003 and 2002, respectively, and are included within `Accrued payroll and related costs'.

VACATION PAY

The accrual for vacation pay is determined for the entire available leave balance standing to the credit of the employees at year-end and eligible for carry-forward, valued at gross compensation rates.

STOCK BASED COMPENSATION

As permitted by SFAS No. 123, the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:

                                                   YEAR ENDED DECEMBER 31
                                                ---------------------------
Pro forma Net Income                              2003      2002     2001
                                                -------   -------   -------
                                             (In thousands, except per share data)
Net Income as reported                          $40,304   $32,486   $20,445
Stock based compensation expense determined
   under the fair value method, net of tax       (1,216)   (1,787)   (2,142)
                                                -------   -------   -------

   Pro forma Net Income                         $39,088   $30,699   $18,303
                                                =======   =======   =======

Earnings per share as reported
   Basic                                        $  1.02   $  0.84   $  0.53
   Diluted                                      $  0.99   $  0.81   $  0.52

Earnings per share, Pro forma
   Basic                                        $  0.99   $  0.79   $  0.48
   Diluted                                      $  0.96   $  0.77   $  0.47

Weighted Average Shares Outstanding
   Basic                                         39,609    38,733    38,220
   Diluted                                       40,797    39,917    38,987

Estimated fair value of options granted         $  5.61   $  5.86   $  3.83

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                           2003    2002    2001
                          -----   -----   -----
Risk free interest rate    3.35%   3.25%   4.30%
Expected life              5.00    5.00    5.00
Expected volatility       75.80%  79.16%  80.40%
Expected dividend yield    0.97%   0.00%   0.00%

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in income in the period that includes the enactment date.

RECLASSIFICATIONS

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company currently does not hold derivative financial instruments or engage in hedging activities and the adoption of SFAS 149 did not have a material impact on its financial condition or results of operation.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations or financial position.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations and financial condition.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was revised for clarifications and modification of the effective dates. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 shall be applied to all variable interests held no later than the end of the first reporting period after March 15, 2004. The Company has no contractual relationships or other business relationships with any variable interest entities and, therefore, the initial adoption of FIN 46 is not expected to have an effect on the Company's results of operations or financial condition.

3. ACQUISITIONS

METIER, INC.

During 1999, the Company acquired substantially all the business and assets of Metier, Inc. The consideration for the Metier acquisition in 1999 included a $1.6 million dollar payment to the Metier shareholders, which was to be made in April 2000, and 300,000 shares of Syntel stock, which were to be issued in September 2000. During 2000, the Company entered into litigation with the former shareholders of Metier and consequently, the $1.6 million dollar payment was not made and the 300,000 shares were not issued. In April 2002, the Company reached a resolution with the Metier shareholders wherein the $1.6 million dollar payment was not made, the 300,000 shares were not issued and the Company paid $2.3 million in settlement and legal costs. Additionally, during the last quarter of 2002, the Company also settled certain of the Metier related and other litigation and in connection with these settlements, the Company reversed an accrual of approximately $5.7 million of the accrued Metier liability during 2002 having an earnings per share impact of $0.08 per share. The final settlements relating to the Metier liability were made during the third quarter of 2003 and accordingly, the remaining accrual of approximately $0.9 million was also reversed.

IMG, INC

During 1999, the Company acquired the business and assets of IMG, Inc. This acquisition resulted in goodwill of $1.1 million that has been allocated to the e-business reporting unit. In accordance with the provisions of SFAS No. 142 the Company evaluates the carrying value of goodwill as of June 30 every year. The Company has determined that the goodwill has not been impaired and consequently no impairment has been recorded during the years 2002 or 2003. The adjusted net income and earnings per share if goodwill had not been amortized during 2001 is as follows:

                                    (In thousands, except per share data)
                                                       Per Share
                                       Net Income   Basic   Diluted
                                       ----------   -----   -------
Net income / EPS as reported             $20,445    $0.53    $0.52
Goodwill amortization                         76       --       --
                                         -------    -----    -----
Adjusted Net Income and earnings
per share - basic/diluted                $20,521    $0.54    $0.53
                                         =======    =====    =====

4. INVESTMENT WRITE-OFFS

During the year ended December 31, 2001, the Company wrote-off $3.9 million, net of a tax benefit of $2.0 million, related to its equity and cost method investments.

5. INVESTMENTS, MARKETABLE SECURITIES

Investment in marketable securities (primarily Indian Mutual Funds) included the following at December 31, 2003 and 2002:

                                           2003      2002
                                         -------   -------
                                         (In thousands)
Cost                                     $25,220   $ 4,980
Unrealized gain, net                         917       757
                                         -------   -------
Carrying value                           $26,137   $ 5,737
                                         -------   -------
Gross realized gains                     $ 1,015   $   734
Gross realized losses                         --        (7)
Dividend income                               --        84
Proceeds on sale of securities            33,924    28,084
Purchase of securities                   $52,313   $15,228

6. STOCK WARRANTS SALES INCENTIVE

During 2002, the Company granted to a significant customer immediately exercisable warrants entitling the customer to purchase 322,210 shares of Company stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer achieving a specified minimum level of purchases of services (the "Performance Milestone") from the Company over a specified performance period ended on October 16, 2003. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

The customer earned the sales incentive as they met the performance milestone over the specified performance period ended on October 16, 2003.

In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", the Company has recorded the value of sales incentive as a reduction of revenues, to the extent of revenues earned up to October 16, 2003.

The measurement of the sales incentive, which previously was based on the market value of the Company's stock at each period end, was finalized based on sale of the shares in quarter ended September 30, 2003 by the customer at an average sale price of $22.31. Accordingly, the final value of the sales incentive was $4.7 million. Cumulatively, the Company had recorded $2.9 million of the sales incentive as a reduction of revenue up to December 31, 2002. The remaining sales incentive of $1.8 million was recorded during the year 2003.

The Company has also granted the same customer certain additional performance warrants at significantly higher performance milestones. The Company has estimated that such higher performance milestones will not be met. Accordingly, the Company has not accounted for these performance warrants. If and when the Company estimates that such higher performance milestones will be met, the sales incentive associated with the performance warrants will be recorded as a reduction of revenue.

7. REVENUE EARNED IN EXCESS OF BILLINGS AND DEFERRED REVENUE

Revenue earned in excess of billings consists of:

                                                   2003     2002
                                                  ------   ------
                                                   (In thousands)
Unbilled revenue for time and material projects   $2,432   $1,133
Unbilled revenue for fixed price projects          3,514      472
                                                  ------   ------
                                                  $5,946   $1,605
                                                  ======   ======

Deferred revenue consists of:

                                                           2003     2002
                                                          ------   ------
                                                            (In thousands)
Deferred revenue on uncompleted fixed price development
   contracts                                              $3,823   $3,595
Advance billing on application management & support
   contracts                                                 354    1,241
Other deferred revenue                                       279      450
                                                          ------   ------
                                                          $4,456   $5,286
                                                          ======   ======

8. PROPERTY AND EQUIPMENT

Cost of property and equipment at December 31, 2003 and 2002 is summarized as follows:

                                              2003      2002
                                            -------   -------
                                              (In thousands)
Computer equipment and software             $14,657   $11,925
Furniture, fixtures  & other equipment        7,590     6,026
Vehicles                                        587       549
Leasehold improvements                        1,244     1,274
Leasehold Land                                1,282     1,001

Capital Advances / Work in Progress             257       175
                                            -------   -------
                                             25,617    20,950
Accumulated depreciation and amortization    18,502    15,801
                                            -------   -------
                                            $ 7,115   $ 5,149
                                            =======   =======

9. LINE OF CREDIT

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2004. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at December 31, 2003 and 2002.

10. LEASES

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2003 are as follows:

                (In thousands)
2004                $1,730
2005                 1,233
2006                   909
2007                   330
2008                   276
                    ------
                    $4,478
                    ======

Total rent expense amounted to approximately $2.6 million; $2.4 million and $2.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

11. INCOME TAXES

Income before income taxes for the Company's U. S. and foreign operations was as follows:

                   2003       2002      2001
                  -------   -------   -------
                         (In thousands)
U. S              $15,168   $21,357   $12,555
Foreign            38,412    23,608    20,419
                  -------   -------   -------
                  $53,580   $44,965   $32,974
                  =======   =======   =======

The provision for income taxes is as follows:

                                          2003      2002      2001
                                         -------   -------   ------
                                               (In thousands)
Current Provision
   Federal                               $ 3,947   $ 7,389   $1,828
   State                                     720     1,348     (382)
   Foreign                                 4,634     3,946    2,722
                                         -------   -------   ------
      Total current provision              9,302    12,683    4,168
                                         -------   -------   ------

Deferred
   Federal                                 3,332      (292)   3,220
   State                                     608       (53)   1,248
                                         -------   -------   ------
      Total deferred provision
      (benefit)                            3,940      (345)   4,468
                                         -------   -------   ------
      Total provision for income taxes   $13,242   $12,338   $8,636
                                         =======   =======   ======

The components of the net deferred tax asset are as follows:

                                                                   2003      2002
                                                                 -------   -------
                                                                   (In thousands)
Deferred tax assets

   Impairment of investments and capitalized development costs   $ 2,632   $ 2,632
   Accrued expenses and allowances                                 1,109     4,787
   Advanced billing receipts                                         211       473
                                                                 -----------------
Net deferred tax asset                                           $ 3,952   $ 7,892
                                                                 =================

Balance sheet classification of the net deferred tax asset is summarized as follows:

                                      2003     2002
                                     ------   ------
                                    (In thousands)
Deferred tax asset, current          $1,300   $5,187
Deferred tax asset, non-current       2,652    2,705
                                     ---------------
                                     $3,952   $7,892
                                     ===============

Under the Indian Income Tax Act of 1961 (the "Act"), Syntel's software development centers/units located in Mumbai, Chennai and Pune are eligible for certain favorable tax provisions. Units in Mumbai are located in Special Economic Zone (SEZ), the unit at Chennai is 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Act, the 100% EOU at Chennai, the units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes, for up to 10 years of operation, on the profits generated from these undertakings. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next 5 years. For the period commencing from 1st April 2002 and ending on 31st March 2003 the above mentioned exemption was restricted to 90% of the income earned by way of software exports. However, with effect from April 1, 2003, this exemption has been restored to 100%.

The benefit of the tax Holiday granted by the Indian authorities was $9.1 million, $5.9 million, and $5.6 million for the years 2003, 2002 and 2001, respectively.

For those undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested, no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. According to local jurisdictions, the entire undistributed earnings of the foreign subsidiaries are not repatriable. The unrecognized taxes on the undistributed repatriable earnings are approximately $42.0 million at December 31, 2003.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:

                                        2003       2002      2001
                                      --------   -------   --------
                                             (In thousands)
Income before income taxes            $ 53,580   $44,965   $ 32,974
                                      -----------------------------
Statutory provision                       35.0%     35.0%      35.0%
State taxes, net of federal benefit        1.0%      1.7%       1.3%
Tax-free investment income                (0.6%)    (0.9%)     (1.6%)
Foreign effective tax rates
   different from US Statutory Rate      (16.4%)    (9.6%)    (13.4%)
Tax reserves                               5.7%      1.6%       7.3%
Other, net                                 0.0%     (0.4%)     (2.4%)
                                      -----------------------------
Total Provision                           24.7%     27.4%      26.2%
                                      -----------------------------

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information and are dependent upon the judgment of regulatory reviewers.

12. EARNINGS PER SHARE

The reconciliation of earnings per share computations for the years 2003, 2002, and 2001 are as follows:

                                  2003             2002              2001
                            ---------------   --------------   ---------------
                                       Per              Per               Per
                            Shares    Share   Shares   Share   Shares    Share
                            ------   ------   ------   -----   ------   ------
                                  (In thousands, except per share data)
Basic earnings per
share (1)                   39,609   $ 1.02   38,733   $0.84   38,220   $ 0.53

Potential dilutive effect
of stock options and
warrants outstanding         1,188    (0.03)   1,184    (.03)     767     (.01)
                            ---------------   --------------   ------   ------
                            40,797   $ 0.99   39,917   $0.81   38,987   $ 0.52
                            ===============   ==============   ======   ======

(1) Represents weighted average number of common shares

As of December 31, 2003, 2002 and 2001, stock options to purchase 44,500, -0-and 411,379 shares of common stock, respectively, at a weighted average price per share of $25.00, $-0- and $12.57 respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was anti-dilutive.

13. DIVIDEND

The Board of Directors at its meeting in July 2003 declared a one-time special dividend of $1.25 per share payable to Syntel shareholders of record at the close of business on August 29, 2003, which was paid on September 12, 2003.

In addition, the Board of Directors at the same meeting approved the initiation of quarterly cash dividends. The initial dividend rate will be $0.06 per share per quarter. The shareholders of record as of September 30, 2003 have been paid $0.06 per share on October 13, 2003. The shareholders of record as of December 31, 2003 have been paid $0.06 per share on January 13, 2004.

Per share dividend paid for the year 2003 was $1.31. No dividends were paid during 2002 and 2001.

14. STOCK COMPENSATION PLANS

The Company established a stock option plan in 1997 under which 3 million shares of common stock were reserved for issuance. The dates on which granted options are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense was being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options. The Company applies APB Opinion 25 and related Interpretations in accounting for this plan. In accordance with APB Opinion 25, no compensation cost would need to be recognized for the options granted post 1998 as the exercise price equaled the fair value of value of the shares on the date of the grant.

Stock option activity during the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                      Weighted
                                            Number     Average
                                          of Shares     Price
                                          ---------   --------
Shares under option
         Outstanding, January 1, 2001     2,485,993    $ 8.04

   Activity during 2001
      Granted, price equals fair value      788,025      6.40
      Exercised                             233,470      6.06
      Forfeited                             283,338      9.41
      Expired                                 8,914      9.46
                                          -------------------
         Outstanding, December 31, 2001   2,748,296      7.68

   Activity during 2002
      Granted, price equals fair value      674,598     12.31
      Exercised                             853,083      7.14
      Forfeited                             223,629      9.19
      Expired                                 7,708      8.38
                                          -------------------
         Outstanding, December 31, 2002   2,338,474      9.07

   Activity during 2003
      Granted, price equals fair value      273,250     18.90
      Exercised                             694,858      8.39
      Forfeited                             587,127     11.55
      Expired                                14,329     10.92
                                          -------------------
         Outstanding, December 31, 2003   1,315,410    $10.33
                                          ===================

         Exercisable, December 31, 2003     379,672    $ 7.94
                                          ===================

The following tables sets forth details of options outstanding and exercisable at December 31, 2003:

------------------------------------------------------------------------------------
                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
------------------------------------------------------------------------------------
                                      Weighted
                                       Average     Weighted                 Weighted
                                      Remaining    Average                  Average
Range of Exercise       Number      Contractual    Exercise      Number     Exercise
   Prices             Outstanding   Life (years)    Price     Exercisable    Price
------------------------------------------------------------------------------------
$3.3191 - $6.6380        430,107        6.80          5.06       85,673        5.08
$6.6381 - $9.9570        328,955        6.10          8.34      254,376        8.31
$9.9571 - $13.2760       123,348        7.60         11.47       33,323       11.24
$13.2761 - $16.5950      312,900        8.70         14.78        5,600       13.87
$16.5951 - $19.9140       27,600        9.00         18.80          700       19.12
$19.9141 - $23.2330        3,000        9.10         21.99            0           0
$23.2331 - $26.5520       89,500        9.80         24.49            0           0
                      --------------------------------------------------------------
                       1,315,410        7.40         10.33      379,672        7.94
------------------------------------------------------------------------------------

The Company has an employee stock purchase plan, which provides for employees to purchase pre-established amounts of the Company's common stock as determined by the compensation committee. The price at which employees may purchase common stock is set by the compensation committee as not less than the lesser of 85% of the fair market value of the common stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the common stock on the last day of the purchase period. The Company has reserved 1.5 million shares of common stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum contribution value, which may not exceed $21,250 for each calendar year in which a purchase period occurs. As of December 31, 2003 and 2002 the Company has $0.5 million and $0.4 million, respectively of employee withholdings, included in accrued payroll and related costs in the balance sheet to be used to purchase company stock. As of December 31, 2003 and 2002, 917,218 and 978,232 shares of common stock were available under the plan.

15. COMMITMENTS & CONTINGENCIES

The Indian subsidiary had commitments for capital expenditures (net of advances) of $0.7 million related to a new facility being constructed at Pune, India, as of December 31, 2003.

The Company and its subsidiaries are parties to litigation and claims, which have arisen, in the normal course of their activities. Although the amount of the Company's ultimate liability, if any, with respect to these matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the resolution of such matters will not have a material adverse effect upon the Company's consolidated financial position.

Syntel India's operations are carried out from their development centers/units in Mumbai forming part of a Special Economic Zone (`SEZ') and in Chennai and Pune, which are registered under the Software Technology Parks (`STP') scheme. Under these schemes the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

16. EMPLOYEE BENEFIT PLANS

Provident Fund Contribution expense recognized by Syntel India was $0.2 million; $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Expense recognized by Syntel India under the Gratuity Plan was $0.3 million; $0.2 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

17. ALLOWANCES FOR DOUBTFUL ACCOUNTS

The movement in the allowance for doubtful accounts for the years 2003,

2002 and 2001 are as follows:

                                 2003      2002     2001
                               -------   -------   ------
                                    (In thousands)
Balance at beginning of year   $ 3,551   $ 6,004   $3,309
Provisions (reductions), net      (493)      518    2,001
Write-offs                      (2,267)   (3,071)       0
Others                              18       100      694

                               --------------------------
Balance at end of year         $   809   $ 3,551   $6,004
                               --------------------------

18. SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information", which requires reporting information about operating segments in annual financial statements. It has also established standards for related disclosures about its business segments and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is reviewed and evaluated regularly by the management, in deciding how to allocate resources and in assessing the performance.

The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into three business segments:

- Application Outsourcing,

- E-business, and

- TeamSourcing.

These segments are the basis on which the Company reports its primary segment information to the management.

Through Application Outsourcing, the Company provides higher-value applications management services for ongoing management, development and maintenance of customers' business applications.

Through E-business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, Oracle, and SAP; as well as partnership agreements with software providers.

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

The accounting policies of the segments are the same as those presented in Note
- 2. Management allocates all corporate expenses to the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment.

                                            2003        2002       2001
                                          ---------   --------   --------
                                                   (In thousands)
Net Revenues
   Application Outsourcing                $ 136,424   $113,981   $108,274
   E-business                                33,795     31,951     41,449
   TeamSourcing                               9,288     15,575     22,560
                                          -------------------------------
                                           179, 507    161,507    172,283

Gross Profit
   Application Outsourcing                   62,282     54,053     46,225
   E-business                                14,389     11,429     14,276
   TeamSourcing                               1,137      2,015      4,839
                                          -------------------------------
                                             77,808     67,497     65,340

Selling, general and administrative
   expenses                                  28,278     31,421     34,522

Reduction in reserve requirements
applicable to the Metier transaction           (882)    (5,698)        --

Capitalized development cost impairment          --         --      1,624
                                          -------------------------------
Income from operations                    $  50,412   $ 41,774   $ 29,194
                                          ===============================

The Company's largest customer in 2003 and 2002 was American Express Corp, which was the only customer who accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $28.8 million and $28.6 million, contributing approximately 16% and 18% of total consolidated revenues during 2003 and 2002, respectively. At December 31, 2003 and 2002 accounts receivable, from this customer was $2.0 million and $0 respectively. All revenue from this customer was generated in the Applications Outsourcing segment.

During the year ended December 31, 2001 three customers contributed revenues in excess of 10% of total consolidated revenues i.e. American Express Corp., Target Corporation (formerly Dayton Hudson Group) and American International Group Inc. Revenues from these customers were approximately $31.1 million, $19.0 million and $18.6 million contributing approximately 18%, 11% and 11% respectively, of total consolidated revenues during 2001. At December 31, 2001 approximately 3.4%, 12.3% and 10.8% respectively of accounts receivable, were from these customers. All revenues from these customers were generated in the Applications Outsourcing segment.

19. GEOGRAPHIC INFORMATION

Customers of the Company are primarily situated in the United States. Net revenues and net income (loss) from each geographic location were as follows:

                                                 2003       2002       2001
                                               --------   --------   --------
                                                         (In thousands)
Net Revenues
   North America, primarily United States      $163,121   $148,326   $153,821
   India                                         71,823     43,891     30,487
   UK                                            15,303     12,182     16,731
   Far East, primarily Singapore                    907        830      1,328
   Germany                                          720         85         --
   Inter-company revenue elimination
      (primarily India)                         (72,367)   (43,807)   (30,084)
                                               ------------------------------
   Net Revenue                                 $179,507   $161,507   $172,283
                                               ==============================

Net Income (loss)
   North America, primarily United States      $  6,650   $ 12,824   $  2,748
   India                                         33,168     19,808     16,300
   UK                                               895        324      1,662
   Far East, primarily Singapore                   (114)       (32)        61
   Germany                                         (295)      (438)      (326)
                                               ------------------------------
   Net Income                                  $ 40,304   $ 32,486   $ 20,445
                                               ==============================
Assets, December 31
   North America, primarily united states      $100,648   $125,932   $108,186
   India                                         75,729     50,447     37,976
   UK                                             9,015      6,808      5,383
   Far East, primarily Singapore                     80        363        446
   Germany                                          609         22        256
                                               ------------------------------
                                               $186,081   $183,572   $152,247
                                               ==============================

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data by calendar quarter were as follows:

                                                    First     Second    Third    Fourth
                                                   Quarter   Quarter   Quarter   Quarter   Full Year
                                                   -------   -------   -------   -------   ---------
                                                          (In thousands, except per share data)
2003

Net Revenues (a)                                   $44,078   $43,915   $44,105   $47,409   $179,507
Cost of revenues                                    25,080    24,156    25,738    26,725    101,699
                                                   ------------------------------------------------
   Gross profit                                     18,998    19,759    18,367    20,684     77,808

Selling, general and administrative expenses (b)     7,889     6,509     6,253     7,627     28,278
Reduction in reserve requirements applicable to
Metier transaction                                      --        --      (882)       --       (882)
                                                   ------------------------------------------------
   Income from operations                           11,109    13,250    12,996    13,057     50,412

Other income, principally interest                     615       845       632     1,076      3,168
                                                   ------------------------------------------------

   Income before income taxes                       11,724    14,095    13,628    14,133     53,580
Provision for income tax                             3,347     3,821     2,884     3,190     13,242
                                                   ------------------------------------------------

   Net income before loss from equity
      investments                                    8,377    10,274    10,744    10,943     40,338

Loss from equity investments                            25        22        13         0         34
                                                   ------------------------------------------------

   Net income                                      $ 8,352   $10,252   $10,757   $10,943   $ 40,304
                                                   ================================================

Earnings per share, diluted (c)                    $  0.21   $  0.25   $  0.26   $  0.27   $   0.99
                                                   ================================================
Weighted average shares outstanding, diluted        40,493    40,638    40,975    41,081     40,797

2002

Net Revenues (d)                                   $40,490   $39,500   $42,126   $39,391   $161,507
Cost of revenues (e)                                24,559    23,903    23,332    22,216     94,010
                                                   ------------------------------------------------
   Gross profit                                     15,931    15,597    18,794    17,175     67,497

Selling, general and administrative expenses (f)     8,021     7,648     7,976     7,776     31,421
Reduction in reserve requirements applicable to
   Metier transaction (g)                               --        --        --    (5,698)    (5,698)
                                                   ------------------------------------------------

   Income from operations                            7,910     7,949    10,818    15,097     41,774

Other income, principally interest                     678       733       795       985      3,191
                                                   ------------------------------------------------

   Income before income taxes                        8,588     8,682    11,613    16,082     44,965
Income tax provision                                 2,227     2,397     2,924     4,790     12,338
                                                   ------------------------------------------------

   Net income before loss from equity
      investments                                    6,361     6,285     8,689    11,292     32,627
Loss from equity investments                            --        --        --       141        141
                                                   ------------------------------------------------
   Net income                                      $ 6,361   $ 6,285   $ 8,689   $11,151   $ 32,486
                                                   ================================================

Earnings per share, diluted (c)                    $  0.16   $  0.16   $  0.22   $  0.28   $   0.81
                                                   ================================================
Weighted average shares outstanding, diluted (h)    40,088    39,768    39,509    40,304     39,917
                                                   ================================================

a) As discussed in note 6, the Company recorded a $1.7 million stock warrant sales incentive as a reduction of revenue during the year 2003. Quarterly breakdown for which is as below

     Q1-2003 -  $(0.1)million
     Q2-2003 -  $ 0.1 million
     Q3-2003 -  $ 1.6 million
     Q4-2003 -  $ 0.1 million

b) Includes reversals on account of:

     (i) Successful recovery of receivables previously provided for as allowance for doubtful accounts of approximately $0.8 million and $0.5 million in the second and third quarter respectively, net of amounts provided for in the first quarter of approximately $0.8 million.

     (ii) Revision of the estimated reserve for various litigation and legal fees due to settlements and other changes in estimates of underlying legal costs of $0.5 million, $0.5 million, $1.7 million and $0.2 million in the first, second, third and fourth quarter respectively, including $0.9 million related to Metier transaction in the third quarter.

     (iii)Downward revision of the 2002 estimates of bonus compensation of $0.8 million in the first quarter.

c) Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

d) The Company recorded a $2.9 million stock warrant sales incentive as a reduction of revenue in the fourth quarter of 2002.

e) During the fourth quarter of 2002, the Company reversed $1.3 million of employee related expenses in connection with a change in an internal policy related to unused employee vacation time.

f)   Includes impact of the following:

     (i) Recovery of receivables previously provided for as allowance for doubtful accounts or written off of approximately $0.8 million and $1.3 million in the second and fourth quarter, respectively.

     (ii) Change in estimate of the payout on previously accrued discretionary bonus for 2001 and reversed $1.0 million and $1.8 million in the first and second quarter, respectively. Additionally, the Company also recorded a provision for bonus for the year 2002 of approximately $0.8 million and $1.2 million in the first and second quarter, respectively.

g) The Company reached a resolution with the Metier shareholders in the second quarter of 2002 for $2.0 million and paid legal costs of $0.3 million. The remaining accrued Metier liability of $6.6 million was determined to be necessary for the estimated settlement costs of Metier-related and other litigation. Certain of the Metier-related and other litigation were settled in the fourth quarter of 2002 and the Company reversed $5.7 million of the accrued Metier liability.

EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
10.9           Amendment to Credit Agreement dated August 23, 2003, between the
               Registrant and Bank One, NA.

14             Code of Ethics

21             Subsidiaries of the Registrant.

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32             Section 1350 Certification of Chief Executive Officer and Chief
               Financial Officer