Form 10-Q
period 2004-03-31
SYNTEL INC
filed 2004-05-07
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended  March 31, 2004  or
                                  ----------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the transition period from              to
                                  ------------    -------------

   Commission file number 0-22903
                          -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Michigan                                   38-2312018
    ---------------------------------                 --------------------
     (State or Other Jurisdiction of                     (IRS Employer
      Incorporation or Organization)                   Identification No.)


525 E, Big Beaver Road, Suite 300, Troy, Michigan            48083
-------------------------------------------------         ------------
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

Yes      X          No
    ------------       ------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes      X          No
    ------------       ------------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 40,260,339 shares issued and outstanding as of April 29, 2004.

                                  SYNTEL, INC.

                                     INDEX


                                                                              Page
                                                                              ----
Part I  Financial Information

     Item 1   Financial Statements

                Condensed Consolidated Statements of Income                    3
                Condensed Consolidated Balance Sheets                          4
                Condensed Consolidated Statements of Cash Flows                5
                Notes to the Condensed Consolidated Financial Statements       6

     Item 2   Management's Discussion and Analysis of                         12
              Financial Condition and Results of Operations

     Item 3   Quantitative and Qualitative Disclosures about Market Risk      17

     Item 4   Controls and Procedures                                         17


Part II  Other Information                                                    19

Signatures                                                                    20

Certificate of Chief Executive officer                                        22

Certificate of Chief Financial officer                                        23

Certification of Chief Executive Officer and Chief Financial Officer          24

                            SYNTEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                         2004             2003
                                                         ----             ----
Net Revenues                                           $45,089          $44,078
Cost of revenues                                        26,085           25,080
                                                       -------          -------
GROSS PROFIT                                            19,004           18,998

Selling, general and administrative expenses             8,839            7,889
                                                       -------          -------
Income from operations                                  10,165           11,109

Other income, principally interest                         996              615
                                                       -------          -------
Income before income taxes                              11,161           11,724

Provision for income tax                                 1,839            3,347
                                                       -------          -------

Net income before loss from equity investment            9,322            8,377

Loss from equity investment                                 --               25
                                                       -------          -------
Net income                                             $ 9,322          $ 8,352
                                                       =======          =======

Dividend per share                                     $  0.06          $    --

EARNINGS PER SHARE:

Basic                                                  $  0.23          $  0.21
Diluted                                                $  0.23          $  0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic                                                   40,121           39,247
Diluted                                                 40,614           40,493


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            MARCH 31,       DECEMBER 31,
                                                              2004              2003
                                                              ----              ----
                         ASSETS

Current assets:
   Cash and cash equivalents                                $113,702          $110,699
   Short term investments, principally marketable
   securities                                                 31,875            26,137
   Accounts receivable, net of allowances of $814
   and $809 at March 31, 2004 and December 31, 2003,
   respectively                                               26,778            25,828
   Revenue earned in excess of billings                        8,229             6,601
   Deferred income taxes and other current assets              3,257             5,617
                                                            --------          --------
        Total current assets                                 183,841           174,882

Property and equipment                                        27,102            25,617
   Less accumulated depreciation                              19,412            18,502
                                                            --------          --------
        Property and equipment, net                            7,690             7,115

Goodwill                                                         906               906

Deferred income taxes and other non current assets             3,311             3,178
                                                            --------          --------
                                                            $195,748          $186,081
                                                            ========          ========
                      LIABILITIES

Current liabilities:
   Accounts payable                                            2,098             1,662
   Accrued payroll and related costs                          11,548            11,851
   Income taxes payable                                        7,841             6,507
   Accrued liabilities                                         4,897             5,798
   Deferred revenue                                            2,792             4,456
   Dividends payable                                           2,415             2,401
                                                            --------          --------
   Total current liabilities                                  31,591            32,675

                  SHAREHOLDERS' EQUITY

Total Shareholders' Equity                                   164,157           153,406
                                                            --------          --------
Total liabilities and shareholders' equity                  $195,748          $186,081
                                                            ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                         SYNTEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                     2004                2003
                                                                     ----                ----
Cash flows from operating activities:
    Net income                                                    $   9,322           $   8,352
    Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                     666                 534
      Realized (gains)/losses on sales of
      available-for-sale securities                                    (542)                 --
      Deferred income taxes                                             (84)                388
      Stock warrants                                                     77                  86
      Loss on equity investments                                         --                  25
    Changes in assets and liabilities:
      Accounts receivable and revenue earned in excess
      of billings, net                                               (1,536)             (4,205)
      Other current assets                                            2,449                 744
      Accrued payroll and other liabilities                           1,315               3,036
      Deferred revenue                                               (1,700)             (1,806)
                                                                  ---------           ---------
Net cash provided by operating activities                             9,967               7,154
                                                                  ---------           ---------

Cash flows used in investing activities:

      Property and equipment expenditures                            (1,016)               (819)
      Purchase of available-for-sale securities                     (10,715)             (2,465)
      Proceeds from sales of available-for-sale
      securities                                                      6,296                  --
                                                                  ---------           ---------
Net cash (used in) investing activities                              (5,435)             (3,284)
                                                                  ---------           ---------
Cash flows provided by (used in) financing activities:

      Net proceeds from issuance of stock                             1,418               1,440
      Common stock repurchases                                           --                (160)
      Dividends paid                                                 (2,401)                 --
                                                                  ---------           ---------
Net cash provided by (used in) financing activities                    (983)              1,280
                                                                  ---------           ---------
Effect of foreign currency exchange rate changes on cash               (546)               (156)
Net increase in cash and cash equivalents                             3,003               4,994
Cash and cash equivalents, beginning of period                    $ 110,699           $ 134,976
                                                                  ---------           ---------
Cash and cash equivalents, end of period                          $ 113,702           $ 139,970
                                                                  =========           =========

Non cash investing and financing activities:
    Cash dividend for first quarter of 2004 declared
    but unpaid as on March 31, 2004                               $   2,415           $      --
    Stock Warrants                                                       77                  86
                                                                  ---------           ---------
                                                                  $   2,492           $      86
                                                                  =========           =========

Cash paid for income taxes                                        $     932           $     942
                                                                  =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of March 31, 2004, the results of their operations for the three month period ended March 31, 2004 and March 31, 2003, and cash flows for the three months ended March 31, 2004 and March 31, 2003. The year end condensed balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel"), a Michigan corporation, and its wholly owned subsidiaries, Syntel (India) Ltd. ("Syntel India"), an Indian limited liability company; Syntel Singapore PTE., Ltd., ("Syntel Singapore"), a Singapore limited liability company; Syntel Europe, Ltd., ("Syntel U.K."), a United Kingdom limited liability company; Syntel Canada Inc., ("Syntel Canada") an Ontario limited liability company; Syntel Deutschland GmbH, ("Syntel Germany") a German limited liability company; Syntel Hong Kong Ltd. ("Syntel Hong Kong") a Hong Kong limited liability company; Syntel Limited ("Syntel Mauritius") a Mauritius limited liability company; Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company; Syntel Delaware LLC ("Syntel Delaware") a Delaware limited liability company; and SkillBay LLC, a Michigan limited liability company. All significant inter-company balances and transactions have been eliminated.

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

4. REVENUE RECOGNITION

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

At March 31, 2004 and 2003, approximately $26.3 million and $63.1 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

6. STOCK WARRANTS SALES INCENTIVE

During 2002, the Company granted to a significant customer immediately exercisable warrants entitling the customer to purchase 322,210 shares of Company stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer purchasing a specified minimum level of services (the "Performance Milestone") from the Company over a specified period ended on October 16, 2003. The customer earned the sales incentive as they met the Performance Milestone within the specified period. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", the Company recorded the value of this sales incentive as a reduction of revenues, to the extent of revenues earned up to October 16, 2003.

The measurement of this sales incentive, which previously was based on the market value of the Company's stock at each period end, was finalized based on sale of the shares in quarter ended September 30, 2003 by the customer at an average sale price of $22.31. Accordingly, the final value of the sales incentive was $4.7 million. Cumulatively, the Company had recorded $2.9 million of the sales incentive as a reduction of revenue up to December 31, 2002. The remaining sales incentive of $1.8 million was recorded during 2003, $0.09 million of which was recorded in the first quarter of 2003.

The Company has also granted the same customer certain additional performance warrants at significantly higher performance milestones. The Company has estimated that such higher performance milestones will not be met during this year. Accordingly, the Company has not accounted for these performance warrants. If and when the Company estimates that such higher performance milestones will be met, the sales incentive associated with the performance warrants will be recorded as a reduction of revenue.

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three months period ended March 31, 2004 and 2003 was as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                     2004              2003
                                                     ----              ----
                                                         (in thousands)
      Net income                                   $  9,322           $8,352
      Other comprehensive income
           - Unrealized Gain (loss)                    (245)              14
           - Foreign currency translation
             adjustments                              1,524               62
                                                   --------           ------
      Total comprehensive income                   $ 10,601           $8,428
                                                   ========           ======

8. EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No, 128 "Earnings per share".

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

The Company has stock options outstanding, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options which have been granted pursuant to the stock option plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefits on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

The following table summarizes the movement in the Capital Structure from Dec 31, 2003.

      PARTICULARS                                    NO. OF SHARES
                                                     (IN THOUSANDS)
      Balance as on December 31, 2003                     40,016
      ADD:
      Shares issued on exercise of stock options             226
      Shares issued on exercise of warrants                    3
                                                          ------
      BALANCE AS ON MARCH 31, 2004                        40,245
                                                          ------

The following table sets forth the computation of earnings per share.

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                               2004                  2003
                                               ----                  ----
                                       Weighted     Earnings  Weighted   Earnings
                                       Average        per     Average      per
                                        Shares       Shares    Shares     Shares
                                        ------       ------    ------     ------
                                        (in thousands, except per share earnings)
      Basic earnings per share          40,121      $ 0.23     39,247      $ 0.21
      Potential dilutive effect of
      stock options outstanding            493          --      1,246          --
                                        ------      ------     ------      ------
      DILUTED EARNINGS PER SHARE        40,614      $ 0.23     40,493      $ 0.21
                                        ======      ======     ======      ======

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

      -     Application Outsourcing

      -     e-business

      -     TeamSourcing

      -     Others

These segments are the basis on which the Company reports its primary segment information to management. The Others segment includes business process outsourcing. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months period ended March 31, 2004 and 2003 is as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                               ---------
                                          2004         2003
                                          ----         ----
                                           (in thousands)
      REVENUES:
           Applications Outsourcing      $33,854      $32,967
           e-Business                      8,501        8,466
          TeamSourcing                     2,429        2,645
           Others                            305           --
                                         -------      -------
                                         $45,089      $44,078
                                         -------      -------
      GROSS PROFIT:

           Applications Outsourcing      $14,533      $15,010
           e-Business                      3,472        3,685
          TeamSourcing                       869          303
           Others                            130           --
                                         -------      -------
                                          19,004       18,998
      Selling, general and
      administrative expenses              8,839        7,889
                                         -------      -------
      Income from operations             $10,165      $11,109
                                         -------      -------

During the quarter ended March 31, 2004, one customer, American Express Corp., contributed revenue in excess of 10% of total consolidated revenues. Revenue from this customer was $6.8 million, contributing approximately 15.1% of total consolidated revenues during the first quarter of 2004.

During the quarter ended March 31, 2003, two customers, American Express Corp. and Target Corporation, contributed revenues in excess of 10% of total consolidated revenues. Revenues from these customers were $6.5 million and $4.9 million, contributing approximately 15 % and 11%, respectively, of total consolidated revenues during the first quarter of 2003.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) attributed to each geographic location were as follows:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 ------------------
                                                 2004          2003
                                                 ----          ----
                                                   (in thousands)
NET REVENUES

     North America, primarily United States  $ 39,911      $ 40,396
     India                                     19,783        15,236
     UK                                         3,900         3,543
     Far East, primarily Singapore                371           137
     Germany                                    1,205             5
     Inter-company revenue elimination
      (primarily India)                      (20,081)      (15,239)
                                             --------      --------
                            TOTAL REVENUE    $ 45,089      $ 44,078
                                             --------      --------
NET INCOME/(LOSS)

     North America, primarily United States     1,647      $  1,372
     India                                      6,760         6,802
     UK                                           595           332
     Far East, primarily Singapore                 24          (51)
     Germany                                      296         (103)
                                             --------      --------
         INCOME/(LOSS) AFTER INCOME TAXES    $  9,322      $  8,352
                                             --------      --------

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 --------------------
                                                                                 2004            2003
                                                                                 ----            ----
                                                                                    (in thousands)

      Income before income taxes                                                11,161          11,724
                                                                                ------          ------
      Statutory provision                                                         35.0%           35.0%
      State taxes, net of federal benefit                                          0.7%            1.1%
      Tax-free investment income                                                  (0.5%)          (0.9%)
      Foreign effective tax rates different from US statutory rate               (18.7%)         (13.7%)
      Tax reserves                                                                 0.0%            7.0%
                                                                              --------        --------
      EFFECTIVE INCOME TAX RATE                                                   16.5%           28.5%
                                                                              --------        --------

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

During the first three months of 2004, the combined effects of continued offshore transition, reduced onsite profitability and consequential transfer pricing related changes, resulted in reducing the tax rate to 16.5 percent. The tax reduction applicable to the tax reserve had a positive impact on EPS of $0.02.

Syntel (India) Limited (SIL) has not provided for disputed Indian income tax liabilities aggregating $2.2 million for the financial years 1995-96 to 2000-01. SIL has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support SIL's stand in this matter. Management believes the disputed matter for all other years is similar to those for which opinions have been obtained.

SIL had filed an appeal with Commissioner of Income tax (Appeals)for the financial year 1998-99 and received a favorable decision. However the Income tax department has gone into further appeal with the Income Tax Appellate

Tribunal against this favorable decision. A similar appeal filed by SIL with Commissioner of Income tax (Appeals)for the financial year 1999-2000 was however dismissed in March 2004, against which, SIL is in the process of filing further appeal with the Income Tax Appellate Tribunal. SIL has since also filed appeals against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01.

12. STOCK BASED COMPENSATION

As permitted by SFAS No. 123, the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ------------------
                                                         2004       2003
                                                       --------   --------
                                                           (in thousands)
       NET INCOME
           As reported                                 $ 9,322    $  8,352
           Stock based compensation expenses
           determined under the fair value
           method, net of tax                            ($935)    ($1,168)
                                                       -------    --------
       PRO FORMA NET INCOME                            $ 8,387    $  7,184
                                                       -------    --------

       EARNINGS PER SHARE, PRO FORMA
           Basic earnings per share                    $  0.21    $   0.18
           Diluted earnings per share                  $  0.21    $   0.18

       EARNINGS PER SHARE AS REPORTED
           Basic earnings per share                    $  0.23    $   0.21
           Diluted earnings per share                  $  0.23    $   0.21

       WEIGHTED AVERAGE SHARES OUTSTANDING
           Basic                                        40,121      39,247
           Diluted                                      40,614      40,493

       Estimated fair value of option granted          $  5.70    $   5.85

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                         ---------
                                                     2004        2003
                                                     ----        ----
     Assumptions
       Risk free interest rate                       3.13%       2.80%
       Expected life                                  5.00        5.00
       Expected volatility                          74.83%      78.41%
       Expected dividend yield                       0.87%        0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Others business segments, where others segment includes primarily Business Process Outsourcing. Net revenues in the first three months of 2004 increased to $45.1 million from $44.1 million in the first three months of 2003, representing an 2.3% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of Global Corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of March 31, 2004 increased 18% to 2,660 employees as compared to 2,251 employees as of March 31, 2003. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per off-shore billable resource is generally lower as compared to an on-site based resource. As of March 31, 2004, the Company had approximately 53% of its billable workforce in India as compared to 47% as of March 31, 2003. The Company also decreased its dependence on its larger customers. The top five customers accounted for 40% of the total revenues in the first three months of 2004, down from 45% of the total revenues in the first three months of 2003. Moreover, the top 10 customers accounted for 62% of the revenues in the first three months of 2004 as compared to 67% in the first three months of 2003.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $33.9 million for the first three months of 2004, or 75.1% of total revenues, from $33.0 million, or 74.8% of revenues for first three months of 2003. The $0.9 million increase was attributable primarily to net growth in new engagements contributing $12.7 million largely offset by $11.8 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 57.1% of total Applications Outsourcing revenues for the first three months of 2004, from 54.5% for the first three months of 2003. The 2.6% increase in cost of revenues as a percent of revenues was attributable primarily to the aggressive offshore hiring in the second half of 2003 which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

E-BUSINESS REVENUES. e-Business revenues remained virtually constant at $8.5 million, being 18.9% and 19.2% of total consolidated revenues for the first quarter of 2004 and 2003 respectively. The revenues from this segment remained more or less constant.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 59.2% of total e-Business revenues for the first three months of 2004, from 56.5% for the first three months of 2003. The 2.7% increase in cost of revenues as a percent of revenues was attributable primarily to the aggressive hiring from the second half of 2003 which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $2.4 million for the first three months of 2004, or 5.4% of total revenues, from $2.6 million, or 6% of total revenues for the first three months of 2003. The $0.2 million decrease was primarily due to decision by management to shift the Company's focus away from this segment and towards higher margin segments.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 64.2% of TeamSourcing revenues for the first three months of 2004, from 88.5% for the first three months of 2003. The 24.3% decrease in cost of revenues as a percent of total TeamSourcing revenues was attributable primarily to the higher margin TeamSourcing placements in the first three months of 2004.

OTHERS REVENUES. The Others segment started contributing revenues during the first three months of 2004. Revenues from this segment were $0.3 million or 0.7% of total revenues for the first three months of 2004.

OTHERS COST OF REVENUES. The Others segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finders fees, trainee compensation, and travel. The Others segment cost of revenues was 57.4% of the segment's revenues for the first three months of 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the first three months of 2004 were $8.8 million or 19.6% of total revenues, compared to $7.9 million or 17.9% of total revenues for the first three months of 2003.

Selling, general, and administrative costs for the first three month of 2003 include $0.5 million downward revision of the estimated reserve for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs, and a downward revision of the 2002 estimates of bonus compensation of $0.6 million.

After considering the impact of the above-mentioned items, the selling, general, and administrative expenses are at 19.6% and 20.5% of total revenues, for the first three months of 2004 and 2003, respectively. The 0.9% reduction in selling, general, and administrative expenses as a percentage of revenue is primarily on account of increase in revenue in the first three month of 2004 as against the first three months of 2003.

INCOME TAXES

During the first three months of 2004, the combined effects of continued offshore transition, reduced onsite profitability and consequential transfer pricing related changes, resulted in reducing the tax rate to 16.5 percent. The tax reduction applicable to the tax reserve had a positive impact on EPS of $0.02.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A large majority of such amounts are held by Bank One for which a AAA rated letter of credit has been provided. The remaining amounts are held by various banking institutions including other US-based and India-based banks.

Net cash generated by operating activities was $10.0 million for the first three months of 2004, compared to $7.1 million for the first three months of 2003. The number of days sales outstanding in accounts receivable was approximately 70 days and 59 days as of March 31, 2004 and March 31, 2003, respectively. The increase in the number of days sales outstanding in accounts receivable was due to relatively lower collection during the first three month of 2004. Collections during the first three months of a financial year have tended to be low due to year end holiday season affecting processing of invoices/payments within the client organizations as well as within the Company.

Net cash used in investing activities was $5.4 million for the first three months of 2004, consisting principally of $10.7 million for the purchase of available-for-sale securities and $1.0 million for capital expenditures, consisting principally of PCs and communications equipment, partially offset by the sale of available-for-sale securities of $6.3 million. Net cash used in investing activities was $3.3 million for the first three months of 2003, consisting principally of $2.5 million for the purchase of available-for-sale securities and $0.8 million for capital expenditures, consisting principally of PCs and communications equipment.

Net cash used in financing activities was $1.0 million for the first three months of 2004, consisting principally of $2.4 million in dividends paid out, partially offset by $1.4 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $1.3 million for the first three months of 2003, consisting principally of $1.4 million of proceeds from the exercise of stock options, offset by common stock repurchases of $0.1 million.

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit has been renewed and now expires on August 31, 2004. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at March 31, 2004 and 2003.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's anticipated cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policy, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the quarter ended March 31, 2004 and 2003, revenues from time and material contracts constituted 49.1% and 47.6%, respectively of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the quarter ended March 31, 2004 and 2003, revenues from fixed price application management and support engagements constituted 30.0% and 28.1%, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the quarter ended March 31, 2004 and 2003, revenues from fixed price development contracts constituted 20.9% and 24.3%, respectively.

SIGNIFICANT ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases it's estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

REVENUE RECOGNITION. The use of the proportional performance method of accounting requires that we make estimates about our future efforts and costs relative to our fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the changes become known.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

INCOME TAXES -- ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. When preparing financial statements, the Company records provisions for income taxes based on tax laws and regulations in each of the various jurisdictions where we conduct business.

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

During the first three months of 2004, the combined effects of continued offshore transition, reduced onsite profitability and consequential transfer pricing related changes, resulted in reducing the tax rate to 16.5 percent. The tax reduction applicable to the tax reserve had a positive impact on EPS of $0.02.

Syntel (India) Limited (SIL) has not provided for disputed Indian income tax liabilities aggregating $2.2 million for the financial years 1995-96 to 2000-01. SIL has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support SIL's stand in this matter. Management believes the disputed matter for all other years is similar to those for which opinions have been obtained.

SIL had filed an appeal with Commissioner of Income tax (Appeals)for the financial year 1998-99 and received a favorable decision. However the Income tax department has gone into further appeal with the Income Tax Appellate Tribunal against this favorable decision. A similar appeal filed by SIL with Commissioner of Income tax (Appeals)for the financial year 1999-2000 was however dismissed in March 2004, against which, SIL is in the process of filing further appeal with the Income Tax Appellate Tribunal. SIL has since also filed appeals against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01.

ACCRUALS FOR LEGAL EXPOSURES. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or the lower end of a range, if the amount cannot be reasonably estimated.

FORWARD LOOKING STATEMENTS / RISK FACTORS

Certain statements contained in this Report are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company from time to time may publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Factors, which could affect the forward-looking statements, include those listed below. The Company does not intend to update these forward-looking statements.

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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity " ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

                                               MARCH 31,      DECEMBER 31,
      ASSETS                                      2004            2003
                                                  ----            ----
      Cash and cash equivalents                 $113,702        $110,699
      Investments, marketable securities          31,875          26,137
                                                --------        --------
      TOTAL                                     $145,577        $136,836
                                                --------        --------

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have an impact on interest earnings for our investment portfolio. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

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

During the first quarter of 2004, the Indian rupee has appreciated by 2% as compared to the year ended 2003. The impact of this rupee appreciation adversely impacted our gross margin by 21 basis points, operating income by 27 basis points and net income by 25 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative cost was 24% and 19%, respectively, which did not have a significant impact.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2004 as well as based on mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls or in other factors which could materially affect internal controls subsequent to the date the Company carried out its evaluation.

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

OUTLOOK. During the year 2003, the company created a Task force of Management to fulfill compliance requirements of Section 404 of the Sarbanes Oxley Act. An external firm was also appointed to assist in the exercise enterprise wide. The Company is also moving ahead with BS 7799 and SAS 70 related initiatives during 2004.

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

(b) Reports on Form 8-K

During the quarter for which this report is filed, the Company filed a Report on Form 8-K dated February 11, 2004. In that report on Form 8-K, the Company reported under Item 12 that it was releasing its results of operations and financial condition for the fourth quarter and full year ended December 31, 2003 and included the text of that press release as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SYNTEL, INC.



Date  May 07, 2004                     /s/ Bharat Desai
                                       ---------------------------------
                                       Bharat Desai, Chairman, President and
                                       Chief Executive Officer



Date  May 07, 2004                     /s/ Keshav Murugesh
                                       ---------------------------------
                                       Keshav Murugesh, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32             Section 1350 Certification of Chief Executive Officer and Chief
               Financial Officer