Form 10-Q
period 2004-06-30
SYNTEL INC
filed 2004-08-09
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

Yes  [X]   No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 40,601,766 shares issued and outstanding as of July 30, 2004.

                                  SYNTEL, INC.

                                      INDEX

                                                                              Page
                                                                              ----
Part I  Financial Information

      Item 1 Financial Statements
              Condensed Consolidated Statements of Income                       3
              Condensed Consolidated Balance Sheets                             4
              Condensed Consolidated Statements of Cash Flows                   5
              Notes to the Condensed Consolidated Financial Statements          6

      Item 2 Management's Discussion and Analysis of                           14
             Financial Condition and Results of Operations

      Item 3 Quantitative and Qualitative Disclosures about Market Risk        19

      Item 4 Controls and Procedures                                           21

Part II  Other Information                                                     23

Signatures                                                                     24

Certificate of  Chief Executive officer                                        26

Certificate of  Chief  Financial officer                                       27

Certification of Chief Executive Officer and Chief Financial Officer           28

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                                    --------              --------
                                                2004      2003        2004      2003
                                               -------   -------     -------   -------
Net Revenues                                   $45,846   $43,915     $90,935   $87,993
Cost of revenues                                26,234    24,156      52,319    49,236

                                               ---------------------------------------
GROSS PROFIT                                    19,612    19,759      38,616    38,757

Selling, general and administrative expenses     8,822     6,509      17,661    14,398

                                               ---------------------------------------
Income from operations                          10,790    13,250      20,955    24,359

Other income, principally interest                 357       845       1,353     1,460

                                               ---------------------------------------
Income before income taxes                      11,147    14,095      22,308    25,819

Provision for income tax                         1,742     3,821       3,581     7,168

                                               ---------------------------------------
Net income before loss from equity               9,405    10,274      18,727    18,651
investment

Loss from equity investment                          0        22           0        47

                                               ---------------------------------------
Net income                                     $ 9,405   $10,252     $18,727   $18,604
                                               =======================================

Dividend per share                             $  0.06   $     -     $  0.12   $     -

EARNINGS PER SHARE:
Basic                                          $  0.23   $  0.26     $  0.47   $  0.47
Diluted                                        $  0.23   $  0.25     $  0.46   $  0.46

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic                                           40,259    39,470      40,190    39,358
Diluted                                         40,510    40,638      40,562    40,566

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,    DECEMBER 31,
                                                                              2004         2003
                                                                            --------     ---------
                            ASSETS

Current assets:
        Cash and cash equivalents                                           $100,183     $110,699
        Short term investments, principally marketable securities             49,187       26,137
        Accounts receivable, net of allowances of $ 827 and $ 809 at June
        30, 2004 and December 31, 2003, respectively                          28,394       25,828
        Revenue earned in excess of billings                                   6,597        6,601
        Deferred income taxes and other current assets                         5,560        5,617
                                                                            ---------------------
             Total current assets                                            189,921      174,882

Property and equipment                                                        27,921       25,617
        Less accumulated depreciation                                         19,618       18,502

                                                                            ---------------------
             Property and equipment, net                                       8,303        7,115

Goodwill                                                                         906          906

Deferred income taxes and other non current assets                             3,463        3,178

                                                                            ---------------------
                                                                            $202,593     $186,081
                                                                            =====================

                            LIABILITIES

Current liabilities:
        Accounts payable                                                       2,265        1,662
        Accrued payroll and related costs                                     12,270       11,851
        Income taxes payable                                                   7,887        6,507
        Accrued liabilities                                                    5,051        5,798
        Deferred revenue                                                       3,203        4,456
        Dividends payable                                                      2,436        2,401

                                                                            ---------------------
        Total current liabilities                                             33,112       32,675

                            SHAREHOLDERS' EQUITY

Total Shareholders' Equity                                                   169,481      153,406

                                                                            ---------------------
Total liabilities and shareholders' equity                                  $202,593     $186,081
                                                                            =====================

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                      --------
                                                                                                 2004        2003
                                                                                              ---------    --------
Cash flows from operating activities:
         Net income                                                                           $  18,727    $  18,604
         Adjustments to reconcile net income to net cash provided by operating activities
               Depreciation and amortization                                                      1,471        1,134
               Realized (gains) losses on sales of available-for-sale securities                  (612)        (291)
               Deferred income taxes                                                               (460)         935
               Stock warrants                                                                        77          (25)
               Compensation expenses related to restricted stock options                            146            0
               Loss on equity investments                                                             0           47
         Changes in assets and liabilities :
               Accounts receivable and revenue earned in excess of billings, net                 (2,895)      (3,510)
               Other current assets                                                                 (85)         914
               Accrued payroll and other liabilities                                              3,280        3,503
               Deferred revenue                                                                  (1,472)      (2,422)

                                                                                              ----------------------
Net cash provided by operating activities                                                        18,177       18,889
                                                                                              ----------------------

Cash flows used in investing activities:
               Property and equipment expenditures                                               (2,728)      (2,211)
               Purchase of available-for-sale securities                                        (36,112)     (21,005)
               Proceeds from sales of available-for-sale securities                              13,095        3,678
                                                                                              ----------------------
Net cash (used in) investing activities                                                         (25,745)     (19,538)
                                                                                              ----------------------

Cash flows (used in) provided by financing activities:
               Net proceeds from issuance of stock                                                2,114        2,016
               Common stock repurchases                                                               0         (160)
               Dividends paid                                                                    (4,817)           0
                                                                                              ----------------------
Net cash provided by (used in) financing activities                                              (2,703)       1,856
                                                                                              ----------------------

Effect of foreign currency exchange rate changes on cash                                           (245)        (460)
Net (decrease) increase in cash and cash equivalents                                            (10,516)         747
Cash and cash equivalents, beginning of period                                                $ 110,699    $ 134,976

                                                                                              ----------------------
Cash and cash equivalents, end of period                                                      $ 100,183    $ 135,723
                                                                                              ======================

Non cash investing and financing activities:
         Cash dividend for second quarter of 2004 declared but unpaid as on June 30, 2004     $   2,436    $       0
         Stock Warrants                                                                              77          (25)
                                                                                              ----------------------
                                                                                               $  2,513    $     (25)
                                                                                              ======================

Cash paid for income taxes                                                                    $   3,624    $   3,307
                                                                                              ======================

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel, Inc. and its subsidiaries as of June 30, 2004, the results of their operations for the three month and six month periods ended June 30, 2004 and June 30, 2003, and cash flows for the six months ended June 30, 2004 and June 30, 2003. The year end condensed balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel"), a Michigan corporation, and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

      - Syntel Limited ("Syntel India"), an Indian limited liability company formerly known as Syntel (India) Ltd.;

      - Syntel Singapore PTE., Ltd. ("Syntel Singapore"), a Singapore limited liability company;

      - Syntel Europe, Ltd. ("Syntel U.K."), a United Kingdom limited liability company;

      - Syntel Canada Inc. ("Syntel Canada"), an Ontario limited liability company;

      - Syntel Deutschland GmbH ("Syntel Germany"), a German limited liability company;

      - Syntel Hong Kong Ltd. ("Syntel Hong Kong"), a Hong Kong limited liability company;

      - Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company;

      - Syntel Delaware LLC ("Syntel Delaware"), a Delaware limited liability company;

      -     SkillBay LLC ("SkillBay"), a Michigan limited liability company; and

      - Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company.

The wholly owned subsidiary of Syntel Delaware LLC is:

      - Syntel Solutions (Mauritius) Ltd. ("Syntel Solutions"), a Mauritius limited liability company.

The wholly owned subsidiary of Syntel Solutions is:

      - Syntel Sourcing Pvt. Ltd. ("Syntel Sourcing"), an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

      - Syntel International Pvt. Ltd. ("Syntel International"), an Indian limited liability company; and

      - Syntel Global Pvt. Ltd. ("Syntel Global"), an Indian limited liability company.

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

At June 30, 2004 and 2003, approximately $26.1 million and $62.8 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

The measurement of this sales incentive, which previously was based on the market value of the Company's stock at each period end, was finalized based on sale of the shares in quarter ended September 30, 2003 by the customer at an average sale price of $22.31. Accordingly, the final value of the sales incentive was $4.7 million. Cumulatively, the Company had recorded $2.9 million of the sales incentive as a reduction of revenue up to December 31, 2002. The remaining sales incentive of $1.8 million was recorded during 2003, $(0.02) million of which was recorded during the six months ended June 30, 2003.

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

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months period ended June 30, 2004 and 2003 was as follows:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                             --------                        --------
                                                        2004          2003             2004          2003
                                                      -------      --------          --------      --------
                                                                 (in thousands)                  (in thousands)
Net income                                            $ 9,405      $ 10,252          $ 18,727      $ 18,604
Other comprehensive income
         - Unrealized Gain (loss)                         198           (70)              (47)          (56)
         - Foreign currency translation adjustments    (2,815)          755            (1,291)          817

                                                      -----------------------------------------------------
Total comprehensive income                            $ 6,788      $ 10,937          $ 17,389      $ 19,365
                                                      =====================================================

8. EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No, 128 "Earnings per share".

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

The Company has stock awards outstanding, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options which have been granted pursuant to the stock option plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefits on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

The following table summarizes the movement in the Capital Structure from March 31, 2004:

                                                              NO. OF SHARES
                                                             ( in thousands)
Balance as on March 31, 2004                                      40,245
ADD:
Shares issued on exercise of stock options /purchase plan             28
                                                                  ------
Balance as on June 30, 2004                                       40,273
                                                                  ======

The following table sets forth the computation of earnings per share.

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                               2004                    2003
                                                               ----                    ----
                                                        Weighted                Weighted
                                                        Average   Earnings per  Average   Earnings per
                                                         Shares      Share       Shares      Share
                                                         ------      -----       ------      -----
                                                          (in thousands, except per share earnings)
Basic earnings per share                                 40,259      $ 0.23      39,470      $ 0.26
Potential dilutive effect of stock awards outstanding       251           -       1,168       (0.01)
                                                         ------------------------------------------
DILUTED EARNINGS PER SHARE                               40,510      $ 0.23      40,638      $ 0.25
                                                         ==========================================

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                               2004                    2003
                                                               ----                    ----
                                                        Weighted                Weighted
                                                        Average   Earnings per  Average   Earnings per
                                                         Shares      Share       Shares      Share
                                                         ------      -----       ------      -----
                                                          (in thousands, except per share earnings)
Basic earnings per share                                 40,190      $ 0.47      39,358      $ 0.47
Potential dilutive effect of stock awards outstanding       372       (0.01)      1,208       (0.01)
                                                         ------------------------------------------
DILUTED EARNINGS PER SHARE                               40,562      $ 0.46      40,566      $ 0.46
                                                         ==========================================

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

      -     Applications Outsourcing

      -     e-Business

      -     TeamSourcing

      -     Others

These segments are the basis on which the Company reports its primary segment information to management. The Others segment includes business process outsourcing. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months period ended June 30, 2004 and 2003 is as follows:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                2004         2003          2004         2003
                                                ----         ----          ----         ----
                                                         (in thousands)             (in thousands)
REVENUES:
     Applications Outsourcing                  $34,338      $32,907       $68,192     $65,874
     e-Business                                  8,010        8,608        16,511      17,074
     TeamSourcing                                3,065        2,400         5,494       5,045
     Others                                        433            -           738           -
                                               ----------------------------------------------
                                               $45,846      $43,915       $90,935     $87,993
                                               ----------------------------------------------
GROSS PROFIT:
     Applications Outsourcing                  $15,174      $15,583       $29,707     $30,593
     e-Business                                  3,017        3,922         6,489       7,607
     TeamSourcing                                1,212          254         2,081         557
     Others                                        209            -           339           -
                                               ----------------------------------------------
                                                19,612       19,759        38,616      38,757

Selling, general and administrative expenses     8,822        6,509        17,661      14,398

                                               ----------------------------------------------
Income from operations                         $10,790      $13,250       $20,955     $24,359
                                               ----------------------------------------------

During the three months ended June 30, 2004, revenues from American Express Corp. were $7.2 million, which is approximately 15.7% of total consolidated revenues, as compared to $6.7 million during the three months ended June 30, 2003, contributing approximately 15.2% of total consolidated revenues.

During the six months ended June 30, 2004 and 2003, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $14.0 million during the six months ended June 30, 2004, contributing approximately 15.4% of total consolidated revenues, as compared to $13.2 million during the six months ended June 30, 2003, contributing approximately 15.0% of total consolidated revenues.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                                  --------                     --------
                                                             2004           2003          2004         2003
                                                             ----           ----          ----         ----
                                                                       (in thousands)               (in thousands)
NET REVENUES
     North America, primarily United States                $ 41,085       $ 39,986      $ 80,996     $ 80,382
     India                                                   20,922         17,132        40,705       32,368
     UK                                                       3,494          3,761         7,394        7,304
     Far East, primarily Singapore                              393            162           764          299
     Germany                                                    609             24         1,814           29

     Inter-company revenue elimination (primarily India)    (20,657)       (17,150)      (40,738)     (32,389)
                                                           --------------------------------------------------
                                           TOTAL REVENUE   $ 45,846       $ 43,915      $ 90,935     $ 87,993
                                                           --------------------------------------------------

NET INCOME/(LOSS)
     North America, primarily United States                   3,336          2,011      $  4,983     $  3,408
     India                                                    5,577          8,092        12,337       14,894
     UK                                                         470            297         1,065          629
     Far East, primarily Singapore                               52            (42)           76          (93)
     Germany                                                    (30)           (84)          266         (187)
                                                           --------------------------------------------------
                        INCOME/(LOSS) AFTER INCOME TAXES   $  9,405       $ 10,274      $ 18,727     $ 18,651
                                                           --------------------------------------------------

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                        --------                    --------
                                                   2004          2003         2004           2003
                                                   ----          ----         ----           ----
                                                     (in thousands)              (in thousands)
Income before income taxes                      $  11,147     $  14,095     $  22,308     $  25,819
                                                ---------------------------------------------------

Statutory provision                                  35.0%         35.0%         35.0%         35.0%
State taxes, net of federal benefit                   1.5%          1.2%          1.1%          1.1%
Tax-free investment income                           (0.6%)        (0.6%)        (0.5%)        (0.7%)
Foreign effective tax rates different from US
statutory rate                                      (15.9%)       (14.9%)       (17.3%)       (14.3%)
Tax reserves                                          0.0%          6.4%          0.0%          6.7%
Research & Development Tax Credits                   (4.4%)         0.0%         (2.2%)         0.0%
                                                ---------------------------------------------------
EFFECTIVE INCOME TAX RATE                            15.6%         27.1%         16.1%         27.8%
                                                ---------------------------------------------------

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information.

During the three and six months ended June 30, 2004, the effective income tax rate was 15.6% and 16.1%, respectively. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability. In addition, during the three months ended June 30, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company recently completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes and a $0.01 impact on earnings per share.

Syntel India has not provided for disputed Indian income tax liabilities aggregating $2.1 million for the financial years 1995-96 to 2000-01. Syntel India has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support Syntel India's stand in this matter. During the second quarter of 2004, Syntel India also obtained opinions from the said legal counsel for the periods 1995-96 to 1997-98 and periods beginning with financial year 2001-02 to date which also support Syntel India's stand in this matter.

Syntel India filed an appeal with Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income Tax Department has appealed this favourable decision with the Income Tax Appellate Tribunal. A similar appeal filed by Syntel India with Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also filed appeals against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01.

12. STOCK BASED COMPENSATION

As permitted by SFAS No. 123, the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                                 --------                --------
                                                             2004        2003         2004      2003
                                                             ----        ----         ----      ----
                                                              (in thousands)           (in thousands)
NET INCOME
      Net income, as reported                              $  9,405    $ 10,252    $ 18,727    $ 18,604
      Stock based compensation expenses recognized in
      statement of income, net of tax                           121           0         121           0
      Stock based compensation expenses determined under
      the fair value method, net of tax                        (128)        (93)     (1,062)     (1,261)
                                                           --------------------------------------------
PRO FORMA NET INCOME                                       $  9,398    $ 10,159    $ 17,786    $ 17,343
                                                           --------------------------------------------
EARNINGS PER SHARE, PRO FORMA
      Basic earnings per share                             $   0.23    $   0.26    $   0.44    $   0.44
      Diluted earnings per share                           $   0.23    $   0.25    $   0.44    $   0.43

EARNINGS PER SHARE AS REPORTED
      Basic earnings per share                             $   0.23    $   0.26    $   0.47    $   0.47
      Diluted earnings per share                           $   0.23    $   0.25    $   0.46    $   0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                   40,259      39,470      40,190      39,358
     Diluted                                                 40,510      40,638      40,562      40,566

Estimated fair value of option granted                     $   5.50    $   5.84    $   5.50    $   5.84

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                               AS ON JUNE 30,
                               --------------
                               2004     2003
                               ----     ----
Assumptions
    Risk free interest rate    3.77%    2.48%
    Expected life              5.00     5.00
    Expected volatility       73.79%   77.37%
    Expected dividend yield    1.45%    0.00

RESTRICTED STOCK:

On different dates during the three months ended June 30, 2004 the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The stocks were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30%, and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively.

Based upon the market value on the grant dates, the Company recorded $5.8 million of unearned compensation during the three months ended June 30, 2004, included as a separate component of shareholders equity to be expensed over the four year's service period on a straight line basis. During the three months ended June 30, 2004, the Company expensed $0.1 million as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. During the three months ended June 30, 2004, the Company recorded $0.02 million as compensation cost for dividends paid on shares of unvested restricted stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Others business segments, where the Others segment includes primarily Business Process Outsourcing. Net revenues in the three months ended June 30, 2004 increased to $45.8 million from $43.9 in the three months ended June 30, 2003, representing an 4.4% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of Global Corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of June 30, 2004 increased 17.0% to 2,748 employees as compared to 2,349 employees as of June 30, 2003. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per off-shore billable resource are generally lower as compared to an on-site based resource. As of June 30, 2004, the Company had approximately 54.6% of its billable workforce in India as compared to 48.5% as of June 30, 2003. The Company also decreased its dependence on its larger customers. The top five customers accounted for 39.8% of the total revenues in the three months ended June 30, 2004, down from 42.2% of the total revenues in the three months ended June 30, 2003. Moreover, the top 10 customers accounted for 62.2% of the revenues in the three months ended June 30, 2004 as compared to 66.1% in the three months ended June 30, 2003.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $34.3 million for the three months ended June 30, 2004, or 74.9% of total revenues, from $32.9 million, or 74.9% of revenues for the three months ended June 30, 2003. The $1.4 million increase was attributable primarily to revenues from new engagements contributing $12.0 million largely offset by $10.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2004 increased to $68.2 million, or 75.0% of total revenues, from $65.8 million or 74.9% of total revenues for the six months ended June 30, 2003. The $2.4 million increase for six months ended June 30, 2004 was attributable principally to revenues from new engagements, contributing approximately $21.5 million, largely offset by $19.1 million in lost revenues as a result of projects completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 55.8% of total Applications Outsourcing revenues for the three months ended June 30, 2004, from 52.6% for the three months ended June 30, 2003. Cost of revenues for the six months ended June 30, 2004 increased to 56.4% of total Applications Outsourcing revenues, from 53.6% for the six months ended June 30, 2003. Both the 3.2% and 2.8% increase in cost of revenues, as a percent of revenues for the three and six months ended June 30, 2004, respectively, were attributable primarily to the aggressive offshore hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

e-BUSINESS REVENUES. e-Business revenues decreased to $8.0 million for the three months ended June 30, 2004, or 17.5% of total revenues, from $8.6 million, or 19.6% of revenues for the three months ended June 30, 2003. The $0.6 million decrease was attributable primarily due to lost revenues as a result of project completion contributing $3.0 million largely offset by revenues from new engagements and net increase in revenues from existing projects contributing $2.4 million. The revenues for the six months ended June 30, 2004 decreased to $16.5 million, or 18.2% of total revenues, from $17.1 million or 19.4% of total revenues for the six months ended June 30, 2003. The $0.6 million decrease for six months ended June 30, 2004 was attributable principally to lost revenues as a result of projects completion contributing approximately $5.0 million, largely offset by approximately $4.4 million in revenue from new engagements and net increase in revenues from existing projects.

e-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 62.3% of total e-Business revenues for the three months ended June 30, 2004, from 54.4% for the three months ended June 30, 2003. Cost of revenues for the six months ended June 30, 2004 increased to 60.7% of total e-Business revenues, from 55.4% for the six months ended June 30, 2003. Both the 7.9% and 5.3% increase in cost of revenues, as a percent of revenues for the three and the six months ended June 30, 2004, respectively, were attributable primarily to the aggressive hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

TEAMSOURCING REVENUES. TeamSourcing revenues increased to $3.1 million for the three months ended June 30, 2004, or 6.7% of total revenues, from $2.4 million, or 5.5% of total revenues for the three months ended June 30, 2003. The $0.7 million increase was primarily due to revenues from new engagements and ramping up of revenue from the Skillbay web portal which helps clients of Syntel with their supplemental staffing requirements. The revenues for the six months ended June 30, 2004 increased to $5.5 million, or 6.0% of total revenues, from $5.0 million or 5.7% of total revenues for the six months ended June 30, 2003. The $0.5 million increase for six months ended June 30, 2004 was attributable principally to revenues from new engagements, contributing approximately $2.6 million, largely offset by $2.1 million in lost revenues as a result of projects completion and net reduction in revenues from existing projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 60.5% of TeamSourcing revenues for the three months ended June 30, 2004, from 89.4% for the three months ended June 30, 2003. Cost of revenues for the six months ended June 30, 2004 decreased to 62.1% of total TeamSourcing revenues, from 89.0% for the six months ended June 30, 2003. Both the 28.9% and 26.9% decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to the higher margin TeamSourcing placements and net revenues from Skillbay web portal placements in the three and six months ended June 30, 2004.

OTHERS REVENUES. The Others segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $0.4 million or 0.9% of total revenues for the three months ended June 30, 2004 and $0.7 million or 0.8% of total revenues for the six months ended June 30, 2004.

OTHERS COST OF REVENUES. The Others segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finders fees, trainee compensation, and travel. The Others segment cost of revenues was 51.7% of the segment's revenues for the three months ended June 30, 2004 and 54.1% of the segment's revenues for the six months ended June 30, 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended June 30, 2004 were $8.8 million or 19.2% of total revenues, compared to $6.5 million or 14.8% of total revenues for the three months ended June 30, 2003.

Selling, general, and administrative costs for the three months ended June 30, 2003 include a reversal of $0.8 million attributable to the successful recovery of receivables previously provided for as allowance for doubtful accounts, a $0.5 million decrease in the estimated reserves for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs during the second quarter.

After considering the impact of the above-mentioned items, the selling, general, and administrative expenses were 19.2% and 18.2% of total revenues, for the three months ended June 30, 2004 and 2003, respectively. The 1.0 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to increases in costs related to depreciation of $0.3 million, telecommunications of $0.4 million, professional fees of $0.1 million and others of $0.2 million which resulted in an approximately 1.8 percentage point increase, partially offset by increases in revenue in the three month ended June 30, 2004 as against the three months ended June 30, 2003, which resulted in an approximately 0.8 percentage point decrease.

Selling, general, and administrative costs for the six months ended June 30, 2004 were $17.7 million or 19.4% of total revenues, compared to $14.4 million or 16.4% of total revenues for the six months ended June 30, 2003.

Selling, general, and administrative costs for the six months ended June 30, 2003 include a reversal of $0.8 million attributable to the successful recovery of receivables previously provided for as allowance for doubtful accounts, a $1.0 million decrease in the estimated reserves for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs during the six months and a downward revision of the 2002 estimate of bonus compensation of $0.8 million.

After considering the impact of the above-mentioned items, the selling, general, and administrative expenses are at 19.4% and 19.3% of total revenues, for the six months ended June 30, 2004 and 2003, respectively. The 0.1 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to net increases in costs related to depreciation, telecommunications and professional fees, which resulted in an approximately 0.7 percentage point increase, largely offset by increases in revenue during the six months ended June 30, 2004 as against the six months ended June 30, 2003, which resulted in an approximately 0.6 percentage point decrease.

INCOME TAXES

During the three and six months ended June 30, 2004, the effective income tax rate was 15.6% and 16.1%, respectively. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability. In addition, during the three months ended June 30, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company recently completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes and a $0.01 impact on earning per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held by Bank One for which a AAA rated letter of credit has been provided. The remaining amounts are held by various banking institutions including other US-based and India-based banks.

Net cash generated by operating activities was $18.2 million for the six months ended June 30, 2004, compared to $18.9 million for the six months ended June 30, 2003. The number of days sales outstanding in accounts receivable was approximately 69 days and 59 days as of June 30, 2004 and June 30, 2003, respectively. The increase in the number of days sales outstanding in accounts receivable was due to relatively higher billing as against the collection during the six months ended June 30, 2004.

Net cash used in investing activities was $25.7 million for the six months ended June 30, 2004, consisting principally of $36.1 million for the purchase of available-for-sale securities and $2.7 million for capital expenditures, consisting principally of capital work in progress including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment, partially offset by the sale of available-for-sale securities of $13.1 million. Net cash used in investing activities was $19.5 million for the six months ended June 30, 2003, consisting principally of $21.0 million for the purchase of available-for-sale securities and $2.2 million for capital expenditures, consisting principally of PCs and communications equipment partially offset by the sale of available-for-sale securities of $3.7 million.

Net cash used in financing activities was $2.7 million for the six months ended June 30, 2004, consisting principally of $4.8 million in dividends paid out, partially offset by $2.1 million of proceeds from issuance of shares under stock option and stock purchase plans. Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2003, consisting principally of $2.0 million of proceeds from the exercise of stock options, offset by common stock repurchases of $0.2 million.

The Company has a line of credit with Bank One, which provides for borrowings of up to $20.0 million. The line of credit has been renewed and now expires on August 31, 2004. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest, at the option of the Company, either at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at June 30, 2004 and 2003.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the quarters ended June 30, 2004 and 2003, revenues from time and material contracts constituted 47.2% and 47.6%, respectively of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the quarter ended June 30, 2004 and 2003, revenues from fixed price application management and support engagements constituted 32.7% and 26.1%, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the quarter ended June 30, 2004 and 2003, revenues from fixed price development contracts constituted 20.1% and 26.4%, respectively.

SIGNIFICANT ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collections from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

INCOME TAXES -- ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. When preparing financial statements, the Company records provisions for income taxes based on tax laws and regulations in each of the various jurisdictions where it conducts business.

In determining the tax provisions, the Company also provides reserves for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves are recorded in income taxes payable and are based on management's estimates and accordingly are subject to revision based on additional information.

During the three and six months ended June 30, 2004, the effective income tax rate was 15.6% and 16.1%, respectively. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability. In addition, during the three months ended June 30, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company recently completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes and a $0.01 impact on earnings per share.

Syntel India has not provided for disputed Indian income tax liabilities aggregating $2.1 million for the financial years 1995-96 to 2000-01. Syntel India has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support Syntel India's stand in this matter. During the second quarter of 2004, Syntel India also obtained opinions from the said legal counsel for the periods 1995-96 to 1997-98 and periods beginning with financial year 2001-02 to date which also support Syntel India's stand in this matter.

Syntel India had filed an appeal with Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income Tax Department has appealed this favourable decision with the Income Tax Appellate Tribunal. A similar appeal filed by Syntel India with Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also filed appeals against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01.

ACCRUALS FOR LEGAL EXPENSES AND EXPOSURES. The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability.

FORWARD LOOKING STATEMENTS / RISK FACTORS

Certain information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward looking statements include the following, which factors are more fully discussed in the Company's most recently filed Annual Report on Form 10-K and other SEC filings, in each case under the section entitled "Risk Factors":

      -     Recruitment and retention of IT professionals;

      -     Government regulation of immigration;

      -     Variability of quarterly operating results;

      -     Customer concentration;

      -     Risk of termination of Syntel by customers;

      -     Changes in customer needs;

      -     Exposure to regulatory and general economic conditions in India;

      -     Intense competition;

      -     Ability to manage growth;

      -     Fixed-price engagements;

      -     Potential liability to customers;

      -     Dependence on principal;

      -     Risks related to possible acquisitions; and

      -     Limited intellectual property protection.

Also, potential anti-outsourcing legislation could adversely affect our business. In the past few months, the issue of outsourcing of services abroad by American companies has become a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and several state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intensifying debate over this issue, the introduction of such legislation is possible. If introduced, such legislation may consist of measures concerning restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly or measures designed to introduce deterrents on U.S. companies outsourcing work to foreign companies. In the event that any such measures become law, the Company's business, financial condition, and results of operations could be adversely affected and its ability to service its customers could be impaired.

In addition, statements containing words such as "could", "expects", "may", "anticipates", "believes", "estimates", "plans", and similar expressions, are forward-looking statements. The Company does not intend to update the forward looking statements or risk factors to reflect future events or circumstances. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for the Company's services, increased competition, lower prices and margins, changes in customer's technology spending, failure to successfully develop and market new products and services, competitor introductions of superior services, continued industry consolidation, instability and currency fluctuations in India and other international markets, results of litigation, failure to retain and recruit key employees, adverse economic conditions, acts of war or global terrorism and unexpected natural disasters.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

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

INTEREST RATE RISK

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

                                       JUNE 30,   DECEMBER 31,
                                        2004         2003
                                        ----         ----
ASSETS

Cash and cash equivalents            $ 100,183    $ 110,699
Investments, marketable securities      49,187       26,137
                                     ----------------------
TOTAL                                $ 149,370    $ 136,836
                                     ----------------------

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

During the three months ended June 30, 2004, the Indian rupee has depreciated by 0.9% as compared to the three months ended March 31, 2004. The impact of this rupee depreciation favourably impacted our gross margin by 14 basis points, operating income by 19 basis points and net income by 18 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative cost was 27.7% and 24.0%, respectively, which did not have a material impact.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a material impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2004 as well as based on mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls or in other factors which could materially affect internal controls subsequent to the date the Company carried out its evaluation. During the three months ended June 30, 2004, there were no changes in the Company's internal controls over financial reporting which materially affected, or would have been reasonably likely to have materially affected, the Company's internal controls over financial reporting.

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

OUTLOOK. During the year 2003, the Company created a management task force to fulfill compliance with the requirements of Section 404 of the Sarbanes Oxley Act. The Company is in an advanced stage of preparedness and has also appointed an external agency to assist the Company. The Company has also moved ahead with BS 7799 and SAS 70 related initiatives during 2004. The Company has appointed external agencies to assist with these exercises as well. Key members of the Company's management team are involved in all these exercises.

                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an Annual Meeting of Shareholders on Thursday, June 3, 2004. At the meeting, George R. Mrkonic, Jr. and Vasant Raval were elected directors of the Company to serve three years term until the annual meeting of shareholders in 2007. The vote of the shareholders with regard to the election of Mr. Mrkonic as a director was 37,870,066 shares FOR and 2,203,448 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Raval as a director was 39,711,562 shares FOR and 361,952 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Company after the meeting: Paritosh K. Choksi, Bharat Desai, Neerja Sethi, and Douglas E. Van Houweling.

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

(b) Reports on Form 8-K

During the quarter for which this report is filed, the Company filed three Reports on Form 8-K. The first Report on Form 8-K was dated April 23, 2004. In that Report on Form 8-K, the Company reported under Item 12 that it issued a press release containing its results of operations and financial condition for the first quarter ended March 31, 2004 and included the text of that press release as an exhibit under Item 7. The second Report on Form 8-K was also dated April 23, 2004. In that Report on Form 8-K, the Company reported under Item 9 a clarification to information provided in that day's earnings call. The third Report on Form 8-K was dated June 10, 2004. In that Report on Form 8-K, the Company reported under Item 4 the declination to stand for reappointment of the Company's certifying accountant and filed as an exhibit under Item 7 a letter from that former certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SYNTEL, INC.

Date    August 5, 2004                    /s/ Bharat Desai
                                     ----------------------------------------
                                     Bharat Desai, Chairman, President and
                                     Chief Executive Officer

Date    August 5, 2004                    /s/ Keshav Murugesh
                                     ----------------------------------------
                                     Keshav Murugesh, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32                  Section 1350 Certification of Chief Executive Officer and Chief Financial
                    Officer