Form 10-Q
period 2004-09-30
SYNTEL INC
filed 2004-11-04
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended  September 30, 2004  or
                                   --------------------

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

    Yes             X             No
        ------------------------     ------------------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

    Yes         X           No
        -------------------    ----------------------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value: 40,549,188 shares issued and outstanding as of October 25, 2004.

                                  SYNTEL, INC.

                                      INDEX

                                                                                                 Page
Part I  Financial Information

         Item 1   Financial Statements
                      Condensed Consolidated Statements of Income                                3
                      Condensed Consolidated Balance Sheets                                      4
                      Condensed Consolidated Statements of Cash Flows                            5
                      Notes to the Condensed Consolidated Financial Statements                   6

         Item 2   Management's Discussion and Analysis of                                        14
                  Financial Condition and Results of Operations

         Item 3   Quantitative and Qualitative Disclosures about Market Risk                     20

         Item 4   Controls and Procedures                                                        21


Part II  Other Information                                                                       23

Signatures                                                                                       24

Certificate of  Chief Executive Officer                                                          26

Certificate of  Chief Operating Officer and Chief  Financial Officer                             27

Certification of Chief Executive Officer and
Chief Operating Officer and Chief Financial Officer                                              28

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  -------------                       -------------
                                                            2004              2003               2004              2003
                                                         ---------          ---------         ----------       -----------
   Net revenues                                          $  46,602          $  44,105         $  137,537       $   132,098
   Cost of revenues                                         27,014             25,738             79,333            74,974
                                                         ---------          ---------         ----------       -----------

   GROSS PROFIT                                             19,588             18,367             58,204            57,124

   Selling, general and administrative expenses              8,850              5,371             26,511            19,769
                                                         ---------          ---------         ----------       -----------
   Income from operations                                   10,738             12,996             31,693            37,355

   Other income, principally interest                          753                632              2,106             2,092
                                                         ---------          ---------         ----------       -----------
   Income before income taxes                               11,491             13,628             33,799            39,447

   Provision for/(benefit from) income taxes                  (402)             2,884              3,179            10,052
                                                         ---------          ---------         ----------       -----------
   Income before income/(loss) from equity
   investment                                               11,893             10,744             30,620            29,395

   Income/(loss) from equity investment                          0                 13                  0               (34)
                                                         ---------          ---------         ----------       -----------

   Net income                                            $  11,893          $  10,757         $   30,620       $    29,361
                                                         =========          =========          =========       ===========

   Dividend per share                                    $    0.06          $    1.31         $     0.18       $      1.31

   EARNINGS PER SHARE:
   Basic                                                 $    0.30          $    0.27         $     0.76       $      0.74
   Diluted                                               $    0.29          $    0.26         $     0.76       $      0.72

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                    40,236             39,718             40,205            39,478
   Diluted                                                  40,335             40,975             40,486            40,634


   The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                                          2004                     2003
                                                                                     -------------             ------------
                                     ASSETS
   Current assets:
        Cash and cash equivalents                                                       $ 106,292                $ 102,854
        Short term investments                                                             50,069                   33,982
        Accounts receivable, net of allowances of $799 and $809 at
        September 30, 2004 and December 31, 2003, respectively                             28,787                   25,197
        Revenue earned in excess of billings                                                5,139                    6,324
        Deferred income taxes and other current assets                                      6,012                    5,642
                                                                                        ---------                ---------
             Total current assets                                                         196,299                  173,999

   Property and equipment                                                                  33,142                   25,617
        Less accumulated depreciation                                                      20,090                   18,502
                                                                                        ---------                ---------
             Property and equipment, net                                                   13,052                    7,115

   Goodwill                                                                                   906                      906

   Deferred income taxes and other non current assets                                       2,341                    3,178
                                                                                        ---------                ---------
                                                                                        $ 212,598                $ 185,198
                                                                                        =========                =========

                                   LIABILITIES

   Current liabilities:
        Accounts payable                                                                $   1,831                $   1,056
        Accrued payroll and related costs                                                  13,089                   11,851
        Income taxes payable                                                                5,926                    6,507
        Accrued liabilities                                                                 5,897                    5,798
        Deferred revenue                                                                    4,910                    4,179
        Dividends payable                                                                   2,433                    2,401
                                                                                        ---------                ---------
        Total current liabilities                                                          34,086                   31,792

                              SHAREHOLDERS' EQUITY

   Total shareholders' equity                                                             178,512                  153,406
                                                                                        ---------                ---------
   Total liabilities and shareholders' equity                                           $ 212,598                $ 185,198
                                                                                        =========                =========


   The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED SEPT 30,
                                                                                               2004              2003
                                                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                             $ 30,620        $  29,361
      Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                          2,197            1,913
         Bad debts written off                                                                     (3)               0
         Realized gains on sales of short term investments                                       (996)            (414)
         Deferred income taxes                                                                  1,612              981
         Stock warrants sales incentive                                                            77            1,621
         Compensation expenses related to restricted stock options                                524                0
         Loss on equity investments                                                                 0               34
      Changes in assets and liabilities:
         Accounts receivable and revenue earned in excess of billings, net                     (2,844)          (4,860)
         Other current assets                                                                  (1,184)             442
         Accrued payroll and other liabilities                                                  2,785            4,418
         Deferred revenue                                                                         503           (3,161)
                                                                                            ---------        ---------

Net cash provided by operating activities                                                      33,291           30,335
                                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment expenditures                                                   (8,213)          (3,012)
         Equity and other investments                                                               0              223
         Purchase of short term investments                                                   (43,890)         (22,439)
         Proceeds from sales of short term investments                                         28,173            7,002
                                                                                            ---------        ---------
Net cash used in investing activities                                                         (23,930)         (18,226)
                                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of stock                                                    2,933            5,812
         Common stock repurchases                                                              (1,479)            (160)
         Dividends paid                                                                        (7,252)         (49,865)
                                                                                            ---------        ---------
Net cash used in financing activities                                                          (5,798)         (44,213)
                                                                                            ---------        ---------
Effect of foreign currency exchange rate changes on cash                                         (125)            (619)
                                                                                            ---------        ---------
Net increase/(decrease) in cash and cash equivalents                                            3,438          (32,723)
Cash and cash equivalents, beginning of period                                                102,854          124,995
                                                                                            ---------        ---------

Cash and cash equivalents, end of period                                                    $ 106,292        $  92,272
                                                                                            =========        =========

Non cash investing and financing activities:
      Cash dividend declared but unpaid                                                     $   2,433        $   2,397
      Stock warrants                                                                               77                0

Cash paid for income taxes                                                                      4,520            2,402

 The accompanying notes are an integral part of the consolidated financial statements.

    SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying un-audited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Syntel, Inc. and its subsidiaries as of September 30, 2004, the results of their consolidated operations for the three month and nine month periods ended September 30, 2004 and September 30, 2003, and cash flows for the nine months ended September 30, 2004 and September 30, 2003. The year-end condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

    Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

    2.   PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

    The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel"), a Michigan corporation, and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

    The wholly owned subsidiaries of Syntel, Inc. are:
            o Syntel Limited ("Syntel India"), an Indian limited liability company formerly known as Syntel (India) Ltd.;
            o Syntel Singapore PTE., Ltd. ("Syntel Singapore"), a Singapore limited liability company;
            o Syntel Europe, Ltd. ("Syntel U.K."), a United Kingdom limited liability company;
            o Syntel Canada Inc. ("Syntel Canada"), an Ontario limited liability company;
            o Syntel Deutschland GmbH ("Syntel Germany"), a German limited liability company;
            o Syntel Hong Kong Ltd. ("Syntel Hong Kong"), a Hong Kong limited liability company;
            o Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company;
            o Syntel Delaware LLC ("Syntel Delaware"), a Delaware limited liability company;
            o SkillBay LLC ("SkillBay"), a Michigan limited liability company; and
            o Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company.

    The wholly owned subsidiary of Syntel Delaware LLC is:
            o Syntel Solutions (Mauritius) Ltd. ("Syntel Solutions"), a Mauritius limited liability company.

    The wholly owned subsidiary of Syntel Solutions is:
            o Syntel Sourcing Pvt. Ltd. ("Syntel Sourcing"), an Indian limited liability company.

    The wholly owned subsidiaries of Syntel Mauritius are:
            o Syntel International Pvt. Ltd. ("Syntel International"), an Indian limited liability company; and
            o Syntel Global Pvt. Ltd. ("Syntel Global"), an Indian limited liability company.

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

    4. REVENUE RECOGNITION

    The Company recognizes revenues from time and material contracts as the services are performed.

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

    At September 30, 2004 and 2003, approximately $24.5 million and $23.9 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

    The measurement of this sales incentive, which previously was based on the market value of the Company's stock at each period end, was finalized based on sale of the shares in quarter ended September 30, 2003 by the customer at an average sale price of $22.31. Accordingly, the final value of the sales incentive was $4.7 million. Cumulatively, the Company had recorded $2.9 million of the sales incentive as a reduction of revenue up to December 31, 2002. The remaining sales incentive of $1.8 million was recorded during 2003, $1.6 million of which was recorded during the nine months ended September 30, 2003.

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

    7. COMPREHENSIVE INCOME

    Total Comprehensive Income for the three and nine months period ended September 30, 2004 and 2003 was as follows:

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                ------------------                      -----------------
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                                  -------------                           -------------
                                                             2004                2003               2004                2003
                                                           --------            --------           --------            --------
                                                                 (In thousands)                         (In thousands)
       Net income                                          $ 11,893            $ 10,757           $ 30,620            $ 29,361
       Other comprehensive income
                - Unrealized Gain (loss)                          9                 291                (38)                235
                - Foreign currency translation
                  adjustments                                  (201)                626             (1,492)              1,443
                                                           --------            --------           --------            --------
       Total comprehensive income                          $ 11,701            $ 11,674           $ 29,090            $ 31,039
                                                           ========            ========           ========            ========

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

    The following table summarizes the movement in the capital structure from June 30, 2004:

          PARTICULARS                                                                             NO. OF SHARES
                                                                                                 (IN THOUSANDS)
                                                                                                 --------------
          Balance as on June 30, 2004                                                                    40,273
          ADD:
          Shares issued on exercise of stock options /purchase plan                                          67
          LESS:
          Common Stock repurchased                                                                        (100)
                                                                                                       -------
          Balance as on September 30, 2004                                                               40,240
                                                                                                       ========

    The following table sets forth the computation of earnings per share.

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 2004                        2003
                                                                 ----                        ----
                                                        Weighted                    Weighted
                                                        Average      Earnings       Average      Earnings
                                                         Shares      per Share       Shares      per Share
                                                         ------      ---------       ------      ---------
                                                            (In thousands, except per share earnings)
Basic earnings per share                                 40,236        $ 0.30        39,718        $ 0.27
Potential dilutive effect of stock awards
 outstanding                                                 99         (0.01)        1,257         (0.01)
                                                         ------        ------        ------        ------
DILUTED EARNINGS PER SHARE                               40,335        $ 0.29        40,975        $ 0.26
                                                         ======        ======        ======        ======



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2004                        2003
                                                                 ----                        ----
                                                        Weighted                    Weighted
                                                        Average      Earnings       Average      Earnings
                                                         Shares      per Share       Shares      per Share
                                                         ------      ---------       ------      ---------
                                                           (In thousands, except per share earnings)
Basic earnings per share                                 40,205        $ 0.76        39,478        $ 0.74
Potential dilutive effect of stock awards
 outstanding                                                281             -         1,156         (0.02)
                                                         ------        ------        ------        ------
DILUTED EARNINGS PER SHARE                               40,486        $ 0.76        40,634        $ 0.72
                                                         ======        ======        ======        ======


    9. SEGMENT REPORTING

    The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

        o    Applications Outsourcing
        o    e-Business
        o    TeamSourcing
        o    Others

    These segments are the basis on which the Company reports its primary segment information to management. The Others segment includes business process outsourcing. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months period ended September 30, 2004 and 2003 is as follows:

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                    2004                2003                2004                2003
                                                    ----                ----                ----                ----
                                                         (In thousands)                          (In thousands)
REVENUES:
     Applications Outsourcing                    $ 36,706            $ 34,561           $ 104,898            $ 100,435
     e-Business                                     6,143               7,491              22,654               24,565
     TeamSourcing                                   3,308               2,053               8,802                7,098
     Others                                           445                   -               1,183                    -
                                                 --------            --------           ---------            ---------
                                                   46,602              44,105             137,537              132,098
GROSS PROFIT:
     Applications Outsourcing                      16,013              15,640              45,720               46,233
     e-Business                                     2,309               2,501               8,798               10,108
     TeamSourcing                                   1,085                 226               3,166                  783
     Others                                           181                   -                 520                    -
                                                 --------            --------           ---------            ---------
                                                   19,588              18,367              58,204               57,124

Selling, general and administrative expenses        8,850               5,371              26,511               19,769

Income from operations                             10,738              12,996              31,693               37,355

    During the three months ended September 30, 2004, revenues from American Express Corp. were $7.9 million, which is approximately 17.0% of total consolidated revenues, as compared to $6.9 million during the three months ended September 30, 2003, contributing approximately 15.8% of total consolidated revenues.

    During the nine months ended September 30, 2004 and 2003, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $21.9 million during the nine months ended September 30, 2004, contributing approximately 15.9% of total consolidated revenues, as compared to $20.1 million during the nine months ended September 30, 2003, contributing approximately 15.0% of total consolidated revenues.

    10. GEOGRAPHIC INFORMATION

    Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    2004          2003          2004            2003
                                                                    ----          ----          ----            ----
                                                                      (In thousands)                (In thousands)
NET REVENUES
     North America, primarily United States                        $ 42,090    $ 40,421        $ 123,086      $ 120,803
     India                                                           24,050      18,866           64,755         51,234
     UK                                                               3,081       3,328           10,475         10,632
     Far East, primarily Singapore                                      410         253            1,174            552
     Germany                                                            569         163            2,383            192
     Inter-company revenue elimination (primarily India)            (23,598)    (18,926)         (64,336)       (51,315)
                                                                   --------    --------        ---------      ---------
                                              TOTAL REVENUE          46,602      44,105          137,537        132,098
                                                                   --------    --------        ---------      ---------
NET INCOME/(LOSS)
     North America, primarily United States                           3,625       2,076            8,608          5,437
     India                                                            7,861       8,627           20,198         23,521
     UK                                                                 371         111            1,436            740
     Far East, primarily Singapore                                      108         (31)             184           (124)
     Germany                                                            (72)        (26)             194           (213)
                                                                   --------    --------        ---------      ---------
                                          NET INCOME/(LOSS)          11,893      10,757           30,620         29,361
                                                                   --------    --------        ---------      ---------

    11. INCOME TAXES

    The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                             2004           2003            2004            2003
                                                             ----           ----            ----            ----
                                                                (In thousands)                 (In thousands)
Income before income taxes                                  $11,491        $13,628          $33,799       $39,447
                                                            -------        -------          -------       -------

Statutory provision                                            35.0%          35.0%            35.0%         35.0%
State taxes, net of federal benefit                             0.9%           1.3%             1.0%          1.2%
Tax-free investment income                                     (0.4%)         (0.6%)           (0.5%)        (0.7%)
Foreign effective tax rates different from US
 statutory rate                                               (23.8%)        (18.9%)          (19.5%)       (15.9%)
Tax reserves                                                  (15.2%)          4.4%            (5.2%)         5.9%
Research & development tax credits                              0.0%           0.0%            (1.4%)         0.0%
                                                            -------        -------          -------       -------
EFFECTIVE INCOME TAX RATE                                      (3.5%)         21.2%             9.4%         25.5%
                                                            -------        -------          -------       -------

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

    The provision no longer required for any particular tax year, is credited to the current period's income tax expenses. During the three months ended September 30, 2004, the Company has reversed $1.7 million of such tax provision related to the year 2000 and credited it to the current period's income tax expenses. During the three and nine months ended September 30, 2004, the effective income tax rate was (3.5%) and 9.4%, respectively. During the three and nine months ended September 30, 2003, the effective income tax rate was 21.2% and 25.5%, respectively. The effective income tax rate during three and nine months ended September 30, 2004, without adjusting the above-mentioned reversal and the tax credit of $0.5 million in Syntel India, was 16.2% and 16.1%, respectively. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

    Syntel India has not provided for disputed Indian income tax liabilities aggregating $2.01 million for the financial years 1995-96 to 2000-01. Syntel India has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support Syntel India's stand in this matter. During the second quarter of 2004, Syntel India also obtained opinions from the said legal counsel for the periods 1995-96 to 1997-98 and periods beginning with financial year 2001-02 to date which also support Syntel India's stand in this matter.

    Syntel India had filed an appeal with Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income Tax Department has appealed this favourable decision with the Income Tax Appellate Tribunal. A similar appeal filed by Syntel India with Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also received orders for appeals filed with Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and for the other three years the contention of Syntel India is partially upheld. Syntel India is in the process of filing the appeal with the Income tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals).

    Further, Syntel India has received demand for interest amounting to $0.018 million for late payment of demand pertaining to the financial year 2000-01 against which Syntel India has filed an appeal with Commissioner of Income Tax (Appeals). Similar demand for interest amounting to $0.012 million for the demand pertaining to the financial year 1999-00 was received against which Syntel India is in the process of filing appeal with Commissioner of Income Tax (Appeals).

    TAX CREDIT

    During the three months ended September 30, 2004 Syntel India has accounted for a credit of approximately $0.5 Million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from provision for income taxes to deferred tax liability.

    12. STOCK BASED COMPENSATION

    As permitted by SFAS No. 123, the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". Had the fair value of each stock option granted been determined consistent with the methodology of FASB Statement No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        2004            2003             2004            2003
                                                                        ----            ----             ----            ----
                                                                           (IN THOUSANDS)                   (IN THOUSANDS)

 NET INCOME
      Net income, as reported                                          $11,893          $10,757         $30,620          $29,361
      Stock based compensation expenses recognized in
       statement of income, net of tax                                     304                0             425                0
      Stock based compensation expenses determined under the
       fair value method, net of tax                                      (290)              60          (1,352)          (1,201)
                                                                       -------          -------         -------          -------
 PRO FORMA NET INCOME                                                  $11,907          $10,817         $29,693          $28,160
                                                                       =======          =======         =======          =======

 EARNINGS PER SHARE, PRO FORMA
      Basic earnings per share                                          $ 0.30           $ 0.27          $ 0.74           $ 0.71
      Diluted earnings per share                                        $ 0.30           $ 0.26          $ 0.73           $ 0.69


EARNINGS PER SHARE AS REPORTED
      Basic earnings per share                                          $ 0.30           $ 0.27          $ 0.76           $ 0.74
      Diluted earnings per share                                        $ 0.29           $ 0.26          $ 0.76           $ 0.72

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                              40,236           39,718          40,205           39,478
     Diluted                                                            40,335           40,975          40,486           40,634

Estimated fair value of option granted                                  $ 5.42           $ 5.52          $ 5.42           $ 5.52

    Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                                            AS ON SEPTEMBER 30,
                                                                          2004              2003
                                                                          ----              ----
  Assumptions
       Risk free interest rate                                            3.48%             3.14%
       Expected life                                                       5.00              5.00
       Expected volatility                                               72.76%            76.91%
       Expected dividend yield                                            1.45%             1.05%

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

    Based upon the market value on the grant dates, the Company recorded $5.8 million of unearned compensation during the three months ended June 30, 2004, included as a separate component of shareholders equity to be expensed over the four year's service period on a straight line basis. During the three months ended September 30, 2004, the Company expensed $0.36 million as compensation cost on account of these stock grants.

    The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. During the three months ended September 30, 2004, the Company recorded $0.02 million as compensation cost for dividends paid on shares of unvested restricted stock.

    13. RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SYNTEL INC. AND SUBSIDIARIES

    RESULTS OF OPERATIONS

    REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Others business segments, where the Others segment includes primarily Business Process Outsourcing. Net revenues in the three months ended September 30, 2004 increased to $46.6 million from $44.1 in the three months ended September 30, 2003, representing an 5.7% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of Global Corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of September 30, 2004 increased 13.7% to 2,939 employees as compared to 2,584 employees as of September 30, 2003. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per off-shore billable resource are generally lower as compared to an on-site based resource. As of September 30, 2004, the Company had approximately 57.2% of its billable workforce in India as compared to 51.4% as of September 30, 2003. The Company also decreased its dependence on its larger customers. The top five customers accounted for 41.7% of the total revenues in the three months ended September 30, 2004, down from 43.1% of the total revenues in the three months ended September 30, 2003. Moreover, the top 10 customers accounted for 61.9% of the revenues in the three months ended September 30, 2004 as compared to 66.9% in the three months ended September 30, 2003.

    APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $36.7 million for the three months ended September 30, 2004, or 78.8% of total revenues, from $34.6 million, or 78.4% of revenues for the three months ended September 30, 2003. The $2.1 million increase was attributable primarily to revenues from new engagements contributing $16.9 million largely offset by $14.8 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2004 increased to $104.9 million, or 76.3% of total revenues, from $100.4 million or 76.0% of total revenues for the nine months ended September 30, 2003. The $4.5 million increase for nine months ended September 30, 2004 was attributable principally to revenues from new engagements, contributing approximately $35.8 million, largely offset by $31.3 million in lost revenues as a result of projects completion and net reduction in revenues from existing projects.

    APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 56.4% of total Applications Outsourcing revenues for the three months ended September 30, 2004, from 54.7% for the three months ended September 30, 2003. Cost of revenues for the nine months ended September 30, 2004 increased to 56.4% of total Applications Outsourcing revenues, from 54.0% for the nine months ended September 30, 2003. Both the 1.7% and 2.4% increase in cost of revenues, as a percent of revenues for the three and nine months ended September 30, 2004, respectively, were attributable primarily to the aggressive offshore hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

    E-BUSINESS REVENUES. e-Business revenues decreased to $6.1 million for the three months ended September 30, 2004, or 13.2% of total revenues, from $7.5 million, or 17.0% of revenues for the three months ended September 30, 2003. The $1.4 million decrease was attributable primarily due to lost revenues as a result of project completion and net reduction in revenue from existing projects contributing $4.8 million offset by revenues from new engagements contributing $1.8 million and sales incentive granted to a significant customer impacting revenue $1.6 million for the three months ended September 30, 2003. The revenues for the nine months ended September 30, 2004 decreased to $22.7 million, or 16.5% of total revenues, from $24.6 million or 18.6% of total revenues for the nine months ended September 30, 2003. The $1.9 million decrease for nine months ended September 30, 2004 was attributable principally to lost revenues as a result of projects completion contributing approximately $8.2 million, largely offset by approximately $4.7 million in revenue from new engagements and net increase in revenues from existing projects and $1.6 million sales incentive granted to a significant customer for the three months ended September 30, 2003.

    E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues decreased to 62.4% of total e-Business revenues for the three months ended September 30, 2004, from 66.6% for the three months ended September 30, 2003. Cost of revenues for the nine months ended September 30, 2004 increased to 61.2% of total e-Business revenues, from 58.9% for the nine months ended September 30, 2003. The 4.2% decrease in cost of revenues as a percent of revenues for the three months ended September 30, 2004 is principally attributable to the increase in the offshore component of the services and the 2.3% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2004, was attributable primarily to the aggressive hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

    TEAMSOURCING REVENUES. TeamSourcing revenues increased to $3.3 million for the three months ended September 30, 2004, or 7.1% of total revenues, from $2.1 million, or 4.7% of total revenues for the three months ended September 30, 2003. The $1.2 million increase was primarily due to revenues from new engagements and ramping up of revenue from the Skillbay web portal which helps clients of Syntel with their supplemental staffing requirements. The revenues for the nine months ended September 30, 2004 increased to $8.8 million, or 6.4% of total revenues, from $7.1 million or 5.4% of total revenues for the nine months ended September 30, 2003. The $1.7 million increase for nine months ended September 30, 2004 was attributable principally to revenues from new engagements and ramping up of revenue from the Skillbay web portal, contributing approximately $3.4 million, largely offset by $1.7 million in lost revenues as a result of projects completion and net reduction in revenues from existing projects.

    TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 67.2% of TeamSourcing revenues for the three months ended September 30, 2004, from 89.0% for the three months ended September 30, 2003. Cost of revenues for the nine months ended September 30, 2004 decreased to 64.0% of total TeamSourcing revenues, from 89.0% for the nine months ended September 30, 2003. Both the 21.8% and 25.0% decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to the higher margin TeamSourcing placements and net revenues from Skillbay web portal placements in the three and nine months ended September 30, 2004.

    OTHERS REVENUES. The Others segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $0.4 million or 1% of total revenues for the three months ended September 30, 2004 and $1.2 million or 0.9% of total revenues for the nine months ended September 30, 2004.

    OTHERS COST OF REVENUES. The Others segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finders fees, trainee compensation, and travel. The Others segment cost of revenues was 59.3% of the segment's revenues for the three months ended September 30, 2004 and 56.0% of the segment's revenues for the nine months ended September 30, 2004.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended September 30, 2004 were $8.9 million or 19.0% of total revenues, compared to $5.4 million or 12.2% of total revenues for the three months ended September 30, 2003.

    Selling, general, and administrative costs for the three months ended September 30, 2003 include a reversal of $0.7 million bad debt expense, primarily on account of successful recovery of receivables previously provided for as allowance for doubtful accounts, $1.7 million decrease in the estimated reserves for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs during the third quarter and $0.3 million reduction in office related expenses due to settlement of vendor disputes and other miscellaneous reversals.

    After considering the impact of the above-mentioned items, the selling, general, and administrative expenses were 19.0% and 18.3% of total revenues, for the three months ended September 30, 2004 and 2003, respectively. The
    0.7 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to increases in costs related to depreciation of $0.1 million, marketing expenses of $0.3 million, office expenses of $0.3 million and others of $0.1 million which resulted in an approximately 1.8 percentage point increase, partially offset by increases in revenue in the three month ended September 30, 2004 as against the three months ended September 30, 2003, which resulted in an approximately 1.1 percentage point decrease.

    Selling, general, and administrative costs for the nine months ended September 30, 2004 were $26.5 million or 19.3% of total revenues, compared to $19.8 million or 15.0% of total revenues for the nine months ended September 30, 2003.

    Selling, general, and administrative costs for the nine months ended September 30, 2003 included a reversal of $1.5 million primarily on account of successful recovery of receivables previously provided for as allowance for doubtful accounts or written off, a $2.7 million revision of the estimated reserves for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs, $0.5 million reduction in office related expenses due to settlement of vendor disputes and other miscellaneous reversals, and a downward revision of the 2002 estimates of bonus compensation of $0.8 million

    After considering the impact of the above-mentioned items, the selling, general, and administrative expenses are at 19.3% and 19.1% of total revenues, for the nine months ended September 30, 2004 and 2003, respectively. The 0.2 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to net increases in costs related to depreciation, telecommunications and marketing expenses, which resulted in an approximately 0.9 percentage point increase, largely offset by increases in revenue during the nine months ended September 30, 2004 as against the nine months ended September 30, 2003, which resulted in an approximately 0.7 percentage point decrease.

    INCOME TAXES

    The Company provides for tax contingencies based on management's estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period's income tax expenses. During the three months ended September 30, 2004, the Company has reversed $1.7 million of such tax provision related to the year 2000 and credited it to the current period's income tax expenses.

    During the three and nine months ended September 30, 2004, the effective income tax rate was (3.5%) and 9.4%, respectively. During the three and nine months ended September 30, 2003, the effective income tax rate was 21.2% and 25.5%, respectively. The effective income tax rate during three and nine months ended September 30, 2004, without adjusting the above-mentioned reversal and the tax credit of $0.5 million in Syntel India, was 16.2% and 16.1%, respectively. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

    During the three months ended September 30, 2004 Syntel India has accounted for a credit of approximately $0.5 Million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from provision for income taxes to deferred tax liability.


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

    Net cash generated by operating activities was $33.3 million for the nine months ended September 30, 2004, compared to $30.3 million for the nine months ended September 30, 2003. The number of days sales outstanding in net accounts receivable was approximately 66 days and 62 days as of September 30, 2004 and September 30, 2003, respectively. The increase in the number of day's sales outstanding in net accounts receivable was due to relatively higher billing as against the collection during the nine months ended September 30, 2004.

    Net cash used in investing activities was $23.9 million for the nine months ended September 30, 2004, consisting principally of $43.9 million for the purchase of short term investments and $8.2 million for capital expenditures, consisting principally of capital work in progress including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment, partially offset by the sale of short term investments of $28.2 million. Net cash used in investing activities was $18.2 million for the nine months ended September 30, 2003, consisting principally of $22.4 million for the purchase of short term investments and $3.0 million for capital expenditures, consisting principally of PCs and communications equipment partially offset by the sale of short term investments of $7.0 million.

    Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2004, consisting principally of $7.3 million in dividends paid out and $1.5 million in common stock repurchases, partially offset by $2.9 million of proceeds from issuance of shares under employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $44.2 million for the nine months ended September 30, 2003, consisting principally of $49.9 million in dividends paid out and $0.2 million in common stock repurchases, partially offset by $5.8 million of proceeds from issuance of shares under employee stock option plan and employee stock purchase plan.

    The Company has a line of credit with Bank One, which provides for borrowings of up to $20.0 million. The line of credit has been renewed and now expires on August 31, 2005. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest, at the option of the Company, either at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, or (ii) the bank's prime rate plus 1.25%. No borrowings were outstanding at September 30, 2004 and 2003.

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

    REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2004 and 2003, revenues from time and material contracts constituted 45.6% and 48.2%, respectively of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2004 and 2003, revenues from fixed price application management and support engagements constituted 35.7% and 27.6%, respectively.

    Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2004 and 2003, revenues from fixed price development contracts constituted 18.7% and 24.2%, respectively.

    SIGNIFICANT ACCOUNTING ESTIMATES

    The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

    The provision no longer required for any particular tax year, is credited to the current period's income tax expenses. During the three months ended September 30, 2004, the Company has reversed $1.7 million of such tax provision related to the year 2000 and credited it to the current period's income tax expenses. During the three and nine months ended September 30, 2004, the effective income tax rate was (3.5%) and 9.4%, respectively. During the three and nine months ended September 30, 2003, the effective income tax rate was 21.2% and 25.5%, respectively. The effective income tax rate during three and nine months ended September 30, 2004, without adjusting the above-mentioned reversal and the tax credit of $0.5 million in Syntel India, was 16.2% and 16.1%, respectively. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

    Syntel India has not provided for disputed Indian income tax liabilities aggregating $2.01 million for the financial years 1995-96 to 2000-01. Syntel India has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support Syntel India's stand in this matter. During the second quarter of 2004, Syntel India also obtained opinions from the said legal counsel for the periods 1995-96 to 1997-98 and periods beginning with financial year 2001-02 to date which also support Syntel India's stand in this matter.

    Syntel India had filed an appeal with Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income Tax Department has appealed this favourable decision with the Income Tax Appellate Tribunal. A similar appeal filed by Syntel India with Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also received orders for appeals filed with Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and for the other three years the contention of Syntel India is partially upheld. Syntel India is in the process of filing the appeal with the Income tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals).

    Further, Syntel India has received demand for interest amounting to $0.018 million for late payment of demand pertaining to the financial year 2000-01 against which Syntel India has filed an appeal with Commissioner of Income Tax (Appeals). Similar demand for interest amounting to $0.012 million for the demand pertaining to the financial year 1999-00 is received against which Syntel India is in the process of filing appeal with Commissioner of Income Tax (Appeals).

    TAX CREDIT

    During the three months ended September 30, 2004 Syntel India has accounted for a credit of approximately $0.5 Million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from provision for income taxes to deferred tax liability.

    UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES

    The Company considers the undistributed earnings of foreign subsidiaries to be indefinitely reinvested, and therefore no provision for U. S. federal and state income tax or applicable withholding tax has been provided thereon. The undistributed earnings of the foreign subsidiaries, to the extent repatriable, are subject to compliance of the respective local laws. The unrecognized taxes on the undistributed repatriable earnings are approximately $41.1 million at September 30, 2004.

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

    FORWARD LOOKING STATEMENTS / RISK FACTORS

    Certain information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward looking statements include the following, which factors are more fully discussed in the Company's most recently filed Annual Report on Form 10-K and other SEC filings, in each case under the section entitled "Risk Factors":

            o   Recruitment and retention of IT professionals;
            o   Government regulation of immigration;
            o   Variability of quarterly operating results;
            o   Customer concentration;
            o   Risk of termination of Syntel by customers;
            o   Changes in customer needs;
            o   Exposure to regulatory and general economic conditions in India;
            o   Intense competition;
            o   Ability to manage growth;
            o   Fixed-price engagements;
            o   Potential liability to customers;
            o   Dependence on principal;
            o   Risks related to possible acquisitions;
            o   Limited intellectual property protection; and
            o   Potential anti-outsourcing legislation

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

INTEREST RATE RISK

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and short term investments (in thousands):

                                         SEPTEMBER 30,         DECEMBER 31,
    ASSETS                                   2004                 2003
                                           --------             --------
    Cash and cash equivalents              $106,292             $102,854
    Short term investments                   50,069               33,982
                                           --------             --------
    TOTAL                                  $156,361             $136,836
                                           ========             ========

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

During the three months ended September 30, 2004, the Indian rupee has depreciated by 2.4% as compared to the three months ended June 30, 2004. The impact of this rupee depreciation favourably impacted our gross margin by 38 basis points, operating income by 50 basis points and net income by 48 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative cost was 28.1% and 27.5%, respectively, which did not have a material impact.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a material impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2004 as well as based on mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls or in other factors which could materially affect internal controls subsequent to the date the Company carried out its evaluation. During the three months ended September 30, 2004, there were no changes in the Company's internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

OUTLOOK. During the year 2003, the Company created a management task force to fulfill compliance with the requirements of Section 404 of the Sarbanes Oxley Act. The Company is in an advanced stage of preparedness and has also appointed an external agency to assist the Company. The Company has also moved ahead with BS 7799 and SAS 70 related initiatives during 2004 and is ready to approach concerned agencies for certifications. The Company has appointed external agencies to assist with these exercises as well. Key members of the Company's management team are involved in all these exercises.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                     COMPANY PURCHASES OF EQUITY SECURITIES



          Period              (a) Total Number of     (b) Average Price Paid     (c) Total Number of     (d) Maximum Number (or
                               Shares (or Units)       per Share (or Unit)        Shares (or Units)        Approximate Dollar
                                  Purchased *                                   Purchased as Part of      Value) of Shares (or
                                                                                 Publicly Announced      Units) that May Yet Be
                                                                                  Plans or Programs       Purchased Under the
                                                                                                           Plans or Programs
July 1, 2004 to July 31,                -0-            Not Applicable                      -0-            Not Applicable
2004
August 1, 2004 to                    90,000                    $14.59                      -0-            Not Applicable
August 31, 2004
September 1, 2004 to                 10,000                    $16.45                      -0-            Not Applicable
September 30, 2004
Total                               100,000                    $14.77                      -0-            Not Applicable



* All shares were purchased in open-market transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit No.         Description

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer and Chief Financial Officer
32 Section 1350 Certification of Chief Executive Officer and Chief Operating Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYNTEL, INC.



Date     November 1, 2004                 /s/ Bharat Desai
                                 -----------------------------------------------
                                 Bharat Desai, Chairman, President and
                                 Chief Executive Officer



Date     November 1, 2004                 /s/ Keshav Murugesh
                                 -----------------------------------------------
                                 Keshav Murugesh, Chief Operating Officer and
                                 Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION

31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer and Chief Financial Officer
32 Section 1350 Certification of Chief Executive Officer and Chief Operating Officer and Chief Financial Officer