Form 10-K
period 2004-12-31
SYNTEL INC
filed 2005-03-15
CIK 1040426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004
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

                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes  [X]     No  [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2004, based on the last sale price of $16.55 per share for the Common Stock on The Nasdaq National Market on such date, was approximately $126,542,260

         As of February 24, 2005, the Registrant had 40,566,513 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on or about June 2, 2005 are incorporated by reference into Part III hereof.

                                  SYNTEL INC.
                                   FORM 10-K
                                     INDEX

PART I
         ITEM 1.  BUSINESS
         ITEM 2.  PROPERTIES
         ITEM 3.  LEGAL PROCEEDINGS
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE
         ITEM 9A. CONTROLS AND PROCEDURES
         ITEM 9B. OTHER INFORMATION

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ITEM 11. EXECUTIVE COMPENSATION
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
         ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                           SIGNATURES

                                     PART I

ITEM 1.  BUSINESS.
References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its wholly owned subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as "could", "expects", "may", "anticipates", "believes", "estimates", "plans", and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include the following:

         o    Recruitment and Retention of IT Professionals
         o    Government Regulation of Immigration
         o    Variability of Quarterly Operating Results
         o    Customer Concentration; Risk of Termination
         o    Exposure to Regulatory and General Economic Conditions in India
         o    Intense Competition
         o    Ability to Manage Growth
         o    Fixed-Price Engagements
         o    Potential Liability to Customers
         o    Dependence on Key Personnel
         o    Risks Related to Possible Acquisitions
         o    Limited Intellectual Property Protection
         o    Potential Anti-Outsourcing Legislation
         o    Adverse Economic Conditions
         o    Failure to Successfully Develop and Market New Products and
              Services
         o    Benchmarking Provisions
         o    Corporate Governance Issues
         o    Telecom/Infrastructure Issues
         o    Confidentiality Issues
         o    New Facilities
         o    Stock Option Accounting
         o    Terrorist Activity, War or Natural Disasters
         o    Instability and Currency Fluctuations

      For a more detailed discussion of certain of the risks associated with the Company's business, see the "Risk Factors" section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

         Syntel, incorporated under Michigan law on April 15, 1980, is a worldwide provider of information technology services to Global 2000 companies. The Company's service offerings are grouped into four segments, Applications Outsourcing, e-Business, Business Process Outsourcing (BPO) and TeamSourcing(R). Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. e-Business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) services. BPO consists of a variety of back office outsourced services such as transaction processing, loan servicing, retirement processing, and collections and payment processing. Syntel's primary BPO focus is in the financial services, healthcare and insurance sectors. TeamSourcing consists of professional Information Technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Model, a corporate culture focused on customer- service, responsiveness and its own internally-developed "intellectual capital", which is based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

         Through Applications Outsourcing, Syntel provides high-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the customer's business process knowledge in order to develop and deliver services specifically tailored for that customer. In 2004, 2003 and 2002, Applications Outsourcing services accounted for approximately 76%, 76% and 71% of total consolidated revenues, respectively.

         Through its e-Business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involve services in the areas of web architecture, web-enabling legacy applications, as well as the creation of web portals. Customer Relationship Management (CRM) involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Applications Integration involves consulting and Applications Outsourcing services designed to better integrate front office and back-office applications. Additionally, Syntel has entered into several partnerships to provide it's implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun, TIBCO, Microstrategy, Cognos, Identify, Mercury, Borland, Citrix, Broadvision and Vianeta, among others. These partnerships will provide the Company with increased opportunities for market penetration. In 2004, 2003 and 2002, e-Business accounted for approximately 16%, 19% and 20% of total consolidated revenues, respectively.

          Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. Syntel's Healthcare BPO services include aspects associated with revenue cycle management, including claim appeals, provider enrollment assistance, payment posting and coding. Syntel's insurance BPO services include claims processing, policy administration, among others. BPO accounted for approximately 1% of revenues for the year ended December 31, 2004.

         Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 7%, 5% and 9% of revenues, for the years ended December 31, 2004, 2003 and 2002, respectively.

         The information set forth under Note 17 "Segment Reporting" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated here by reference.

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

         Syntel provides its services to a broad range of Global 2000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 2004, based on revenues were American Express, Wells Fargo, Daimler Chrysler, Humana and CNA Commercial Lines. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. During recent years, the Company has focused on increasing its resources in the development, marketing and sales of its e-Business and Applications Outsourcing services.

         The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of

December 31, 2004, Syntel's worldwide billable headcount consisted of 3,172 IT consultants providing professional services to Syntel's customers.

         The information set forth under Note 18 "Geographic Information" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated here by reference.

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

GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws of the countries in which it operates, particularly the United States. As of December 31, 2004, approximately 49% of Syntel's U.S. workforce (14% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 16% of the Company's U.S. workforce (5% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months). Pursuant to U.S. federal law, the U.S. Citizenship and Immigration and Services (CIN) limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas that may be issued.

In addition to immigration restrictions in the U.S., the Company is subject to various immigration and work permit restrictions globally and in particular in the European community. These restrictions restrain the Company's ability to add skilled professionals as needed for global operations and could have an adverse impact on the Company's global strategy. Adverse changes to these immigration and work permit regulations could have a material adverse effect on the company's business, results of operations and financial condition.

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

CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 61%, 64%, and 71% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's largest customer for 2004, 2003 and 2002, was American Express Company accounting for approximately 16%, 16%, and 18% of revenues for each of the years ended December 31, 2004, 2003 and 2002, respectively.

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

EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 2004, the Company had approximately 60% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company decides to repatriate any of such earnings, it will incur a Dividend distribution tax for distribution from India, currently 13.03% under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. As of December 31, 2004, the estimated dividend distribution taxes and U.S. corporate taxes that would be due upon repatriation of accumulated earnings are approximately $52.2 million. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2") was issued, providing guidance under SFAS No. 109, "Accounting for Income Taxes" for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and e-Business services, the Company competes primarily with companies in the domestic and global arena. In the domestic IT arena, Syntel competes against firms such as IBM Global Solutions, Keane, EDS, Cognizant, and Accenture. In the global IT services arena, Syntel is increasingly competing against a number of India-based companies including TCS, Infosys, and Wipro. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. India based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or labor shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

ABILITY TO MANAGE GROWTH. While the Company has experienced modest increase in revenues over the past few years, it has historically experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Additionally, ongoing changes in the delivery mix from onsite to offshore staffing have also placed additional operational and structural demands on the Company. Revenues have increased from $45.3 million in 1993 to $186.6 million in 2004, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 3,172 as of December 31, 2004. The Company established sales offices in London, England in 1996 and in Hong Kong in 2001, opened sales and service offices in Singapore in May 1997 and in Munich, Germany in 2001 and has expanded its Global Development Centers in Mumbai, Chennai and Pune, India. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. In recent years the Company has realigned existing personnel and resources, and has invested incrementally in the development of its Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development, and maintenance. The Company has also invested in the development of its e-Business practice business process outsourcing (BPO) practice. A key factor in the Company's growth strategy is to increase Applications Outsourcing, e-Business and BPO practices with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Applications Outsourcing and e-Business in recent years, as well as the improvement in the Company's direct margins.

However, Applications Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customer's organization, as compared with traditional IT staffing services. Additionally, while the sales cycle for many e-Business engagements tend to be shorter (one to six months), many engagements are short in duration (three to six months), requiring increased sales and marketing. While the Company has strengthened its experience and strength in marketing, developing, and performing such services, there can be no assurance that the Company's increased focus on Applications Outsourcing, e-Business and BPO will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

FIXED-PRICE ENGAGEMENTS. The Company undertakes engagements, in the nature of development and maintenance, billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price outsourcing. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price revenues from development and maintenance activity represented approximately 54%, 52% and 50% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

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

DEPENDENCE ON KEY PERSONNEL. The success of the Company may be highly dependent on the efforts and abilities of Bharat Desai, the Company's co-founder, Chairman, President, and Chief Executive Officer and other key personnel. The loss of the services of these key personnel for any reason could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not maintain key man life insurance on Mr. Desai or any other key personnel.

RISKS RELATED TO POSSIBLE ACQUISITIONS. The Company has expanded, and may continue to expand its operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets. Customer satisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company's success depends in part upon certain methodologies, practices, tools and technical expertise it utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws which afford only limited protection. The Company also generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. India is a member of the Berne Convention, an international treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S. and India are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or what impact any such claim, would have on the Company's business, results of operation or financial condition. The Company presently holds no patents or registered copyrights. The Company holds the trademarks or servicemarks: Syntel(R), registered in the U.S. and Germany; Consider IT Done(R), registered in the U.S. and Germany; Identeon(TM); IntelliSourcing(R); IntelliTransfer(R); Skillbay(R); TeamSourcing(R); Total ERP Applications Methodology (TEAM)(R); Latest to Legacy(R); New2USA.com(R); and Digital Blueprinting-Build-Optimize(R). The Company has submitted U.S. federal and foreign trademark applications to register those names for its service offerings not already registered. However, there can be no assurance that the Company will be successful in obtaining trademarks for these trade names.

POTENTIAL ANTI-OUTSOURCING LEGISLATION. In the recent past, the issue of outsourcing of services abroad by companies has become a topic of political discussion in the United States and in other countries. Measures aimed at limiting or restricting outsourcing by companies are under discussion in U. S. Congress as well as in as many of the state legislatures in addition to other countries. While no substantive anti-outsourcing legislation has been enacted to date that significantly adversely affects the Company, given the continuing debate over this issue, the introduction and enactment of such legislation is possible. If introduced and enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restriction on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customer could be impaired.

ADVERSE ECONOMIC CONDITIONS. If economic growth slows, our utilization and billing rates for our technology professionals could be adversely affected, which may result in lower gross and operating profits.

FAILURE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS AND SERVICES. Over the past several years, we have been expanding the nature and scope of our engagements by extending the breadth of services we offer. The success of our service offerings depends, in part, upon continued demand for such services by our existing and new clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for our end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms as well as other India-based technology services companies, resulting in increased competition and marketing costs. Accordingly, our new service offerings may not effectively meet client needs and we may be unable to attract existing and new clients to these service offerings. The increased breadth of our service offerings may result in larger and more complex client projects. This will require us to establish closer relationships with our clients and potentially with other technology service providers and vendors, and require a more thorough understanding of our client's operations. Our ability to establish these relationships will depend on a number of factors including the proficiency of our technology professionals and our management personnel. Our business will suffer if we fail to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and the industries on which we focus. The technology services market is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to anticipate these advances and develop new product and service offerings to meet client needs. We may fail to anticipate or respond to these advances in a timely basis, or, if we do respond, the services or technologies we develop may not be successful in the marketplace. Further, products, services or technologies that are developed by our competitors may render our services non-competitive or obsolete.

BENCHMARKING PROVISIONS. As the size and duration of our client engagements increases, clients may require benchmarking provisions. Benchmarking provisions allow a customer in certain circumstances to request a benchmark study prepared by an agreed upon third-party comparing our pricing, performance and efficiency gains for delivered contract services to that of an agreed upon list of other service providers for comparable services. Based on the results of the benchmark study and depending on the reasons for any unfavorable variance, we may be required to reduce the pricing for future services to be performed under the balance of the contract, which could have an adverse impact on our revenues and profitability.

CORPORATE GOVERNANCE ISSUES. Compliance with new and changing corporate governance and public disclosure requirements adds uncertainty to our compliance policies and increases our costs of compliance. Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, NASDAQ National Market rules, and Securities and Exchange Commission regulations are creating uncertainty for companies. These new or changed laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such governance standards. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the new laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws or regulations and standards differ, our business and reputation may be harmed.

TELECOM/INFRASTRUCTURE ISSUES. Disruptions in telecommunications, system failures, or virus attacks could harm our ability to execute our Global Delivery Model, which could result in client dissatisfaction and a reduction of our revenues. A significant element of our Global Delivery Model is to continue to leverage and expand our global development centers. Our global development centers are linked with a redundant telecommunications network architecture that uses multiple service providers and various satellite and optical links with alternate routing. We may not be able to maintain active voice and data communications between our various global development centers and between our global development centers and our clients' sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and a material adverse effect on our business, results of operations and financial condition.

CONFIDENTIALITY ISSUES. We may be liable to our clients for damages caused by disclosure of confidential information or system failures. We are often required to collect and store sensitive or confidential client and customer data. Many of our client agreements do not limit our potential liability for breaches of confidentiality. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our clients or from our clients' customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients. Many of our contracts involve projects that are critical to the operations of our clients' businesses, and provide benefits, which may be difficult to quantify. Any failure in a client's system or breaches of security could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions, however, this coverage may not continue to be available on reasonable terms and may be unavailable in sufficient amounts to cover one or more large claims. Also an insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, could adversely affect our operating results.

NEW FACILITIES. We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

STOCK OPTION ACCOUNTING. Our earnings will be adversely affected once we change our accounting policies with respect to the expensing of stock options. We do not currently deduct the expense of employee stock option grants from our income based on the fair value method. We have adopted the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Recently, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised
2004), Share-Based Payment requiring companies to change their accounting policies to record the fair value of stock options issued to employees as an expense. We are required to adopt SFAS 123R from July 1, 2005. The change in our accounting policy with respect to the treatment of employee stock option grants will adversely affect our earnings and we are evaluating the magnitude of that impact.

TERRORIST ACTIVITY, WAR OR NATURAL DISASTERS. Terrorist activity, war or natural disasters could adversely affect our business, results of operations and financial condition. Terrorist activity, other acts of violence or war, or natural disasters have the potential to have a direct impact on our clients. Such events may make travel more difficult, may make it more difficult to obtain work visas for many of our technology professionals and may effectively curtail our ability to deliver our services to our clients. Such obstacles to business may increase our expenses and negatively affect the results of our operations. Many of our clients visit several technology services firms prior to reaching a decision on vendor selection. Terrorist activity, war or natural disasters could make travel more difficult and delay, postpone or cancel decisions to use our services.

INSTABILITY AND CURRENCY FLUCTUATIONS. Historically, we have held a significant amount of our cash funds in Indian rupees. Accordingly, changes in exchange rates may have a material adverse effect on our revenues, other income, cost of services sold, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. The exchange rate between the Indian rupee and the dollar has changed substantially in recent years and may fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian rupees. Consequently, the results of our operations are adversely affected as the Indian rupee appreciates against the dollar.

INDUSTRY BACKGROUND

         Increasing globalization, rapid adoption of the Internet as a business tool and technological innovation are creating an increasingly competitive business environment that is requiring companies to fundamentally change their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To effect these changes and adequately address these needs, companies are focusing on their core competencies and on cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively.

         Designing, developing, and implementing advanced technology solutions are key priorities for the majority of corporations. In addition, the development and maintenance of new IT applications continues to be a high priority. This type of work requires highly skilled individuals trained in diverse technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize their fixed costs and reduce workforces. The Company believes that many organizations are concluding that using outside specialists to address their advanced technology and ongoing IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

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

SYNTEL SOLUTION

         Syntel provides e-business solutions in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI). The Company's approach involves taking an enterprise wide view of the customer's technology and business environment to ensure comprehensive solution integration. This view is termed the Digital Ecosystem. Syntel's methodology for implementing its e-business services involves Digital

Blueprinting/Build/Optimize(R). In the Digital Blueprinting phase, Syntel's teams analyze a customer's current technology environment and its business objectives, and then begins architecting the e-Business solution to meet these objectives. In the Build phase, Syntel actually constructs the technology applications and integrates the necessary package applications for the customer. In the Optimize phase, Syntel provides ongoing, cost effective maintenance and enhancement services for the newly created applications. Additionally, the Company has entered into several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun, TIBCO, Microstrategy, Cognos, Identify, Mercury, Borland, Citrix, Broadvision and Vianeta. These partnerships will provide the Company with increased opportunities for market penetration.

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

GLOBAL DELIVERY SERVICE. Syntel performs its services on-site at the customer's location, off-site at Syntel's U.S. locations and offshore at its Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Delivery Service, the Company currently has three Global Development Centers located in Mumbai, India; Pune, India; and Chennai, India. The Company also has a Support Center located in Cary, North Carolina.

         In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 7,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The superstructure of Phase 1 is near completion and work has begun on external development and services works. The fit out plans for Phase 1 have been completed and vendors to complete those plans will be appointed by April 2005. Office building with space for

750 seats, a food court and dormitories are expected to be ready by the third quarter of 2005.

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

PROVEN INTELLECTUAL CAPITAL. Over its 24-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

SYNTEL STRATEGY

         The Company's objective is to become a strategic partner with its customers in managing the full IT services lifecycle by utilizing its Global Delivery Model, intellectual capital and customer service orientation. The Company plans to continue to pursue the following strategies to achieve this objective:

LEVERAGE GLOBAL DELIVERY MODEL. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice IT solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Delivery Service and the Company's worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their IT demands increase. The Company intends to expand the capacity of its Global Development Centers worldwide.

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

BUILD A HIGH VALUE BPO SOLUTION SET. The Company will grow its expertise in the area of value-added BPO solutions, primarily in the areas of financial services, insurance, healthcare and retail. By leveraging a mature Global Delivery Model and domain expertise, the Company is able to provide competitively priced BPO solutions that deliver process improvements as well.

EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's sales efforts include migrating existing TeamSourcing customers to higher value e-Business and Applications Outsourcing services. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial, manufacturing, retail, transportation, and information/communications industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

PROVIDE GREAT DEPTH & BREADTH OF SERVICE OFFERINGS. The Company will continue to create market-based service offerings to meet the emerging needs of its customers. In 2004, the Company introduced a global testing service as well as SSN Secure, for privacy solutions related to social security numbers. The Company plans to develop new service offerings on a continual basis.

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

PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms, including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun, TIBCO, Microstrategy, Cognos, Identify, Mercury, Borland, Citrix, Broadvision and Vianeta. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including:
(i) technology employed; (ii) projected product lifecycles; (iii) size of the potential market; (iv) software integration requirements of the product; and
(v) the reputation of the potential partner.

SERVICES

         Syntel provides a broad range of IT services through its Applications Outsourcing, e-Business, BPO, and TeamSourcing service offerings. Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance and platform migration services. Through its e-Business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration
(EAI) and Enterprise Resource Planning (ERP) software package implementation. Through its BPO offering, the Company provides a host of outsourced solutions for business processes. Through TeamSourcing, the Company provides professional IT consulting services. During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing, e-Business, and BPO services. For the years ended December 31, 2004, 2003 and 2002, e-business and Applications Outsourcing combined accounted for approximately 92%, 95% and 91%, respectively, of the Company's revenues and TeamSourcing represented approximately 7%, 5% and 9%, respectively, of the Company's revenues. The BPO segment started contributing revenues during the year 2004. Revenue from this segment was 1% of total revenues for the year ended December 31, 2004.

         Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2004, more than 97% of Syntel's revenue came from clients the Company has worked with for at least one year. Syntel has earned a host of quality awards, including the "CIO Award" from General Motors, as well as "Preferred Supplier" status with DaimlerChrysler Corporation, in which Syntel received the highest rating in each customer service category. The Company has also been recognized by Target Corporation with a "Best Business Partner Award". Syntel's development centers in India earned the highest possible quality rating of the Software Engineering Institute
(SEI) Capability Maturity Model (CMM) Level 5. Syntel is also an ISO 9001: 2000 certified company, and in late 2004, Syntel earned the BS 7799 2:2002 security certification for its centers in India, as well as neoQA Certified to Level 4. During 2004, Syntel also earned a host of media awards, including Fortune Small Business "America's Fastest-Growing Small Companies"; Healthcare Informatics 100; Diversity Business "Top 100 Diversity Owned Businesses in the U.S."; VARBusiness 500; and was on the Forbes "200 Best Small Companies in America" list for the fifth time.

APPLICATIONS OUTSOURCING

         Syntel provides high-value application management services for ongoing management, development and maintenance of business applications. Through Applications Outsourcing, the Company assumes responsibility for, and manages selected applications support functions of the customers. The Global Delivery Service is central to Syntel's delivery of Applications Outsourcing services. It enables the Company to respond to customers' needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission critical applications.

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

         Because providing both e-Business and Applications Outsourcing services typically involves close participation in the IT strategy of a customer's organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer's business requires fast delivery of a mission-critical applications update, Syntel will combine its on-site professionals, who have knowledge of the customer's business processes and applications, together with its global infrastructure to deliver around-the-clock resources. If the customer's need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Center, which has significantly lower costs. The Company believes that its ability to provide flexible service, delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its e-Business and Applications Outsourcing services from other IT service firms.

E-BUSINESS SERVICES

         Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management (CRM) services, which involve software solutions that put Syntel's customers in closer touch with their own customers. Syntel helps its customers select the appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools.

In the area of Enterprise Applications Integration, Syntel takes an enterprise-wide view of its customers' environment and implements package software solutions that create better integration, and therefore better information utilization, between front-office and back-office applications. Additionally, the Company has effectively engaged several partnerships to provide it's implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun, TIBCO, Microstrategy, Cognos, Identify, Mercury, Borland, Citrix, Broadvision and Vianeta. These partnerships will provide the Company with increased opportunities for market penetration.

BUSINESS PROCESS OUTSOURCING (BPO)

         Syntel seeks to provide high-value BPO solutions to its customers, as opposed to low-value, capital-intensive voice-based BPO services. Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. Syntel's healthcare BPO services include aspects associated with Revenue Cycle Management, including claim appeals, provider enrollment assistance, payment posting and coding. Syntel's insurance BPO services include claims processing and policy administration, among others. BPO accounted for approximately 1% of revenues, for the year ended December 31, 2004.

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

STRATEGIC SOLUTIONS GROUP

         The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Strategic Solutions Group whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. The Strategic Solutions Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer(R) and IntelliCaptureSM, creating reusable software components through its Innovate methodology to enhance quality and value on customer assignments, and educating Syntel's personnel to improve marketing, sales and delivery effectiveness. The Strategic Solutions Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

         Syntel provides its services to a broad range of Global 2000 corporations principally in the financial services, insurance, manufacturing, retail and healthcare industries. During 2004, the Company provided services to over 102 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2004, include:

----------------------------------- ----------------------------------- ------------------------------------------
FINANCIAL SERVICES                  MANUFACTURING                       INSURANCE
------------------                  -------------                       ----------
American Express                    Cummins Engine Co.                  ACE Ina Holdings
Corillian Corp.                     Daimler-Chrysler Corp               All State Insurance
Credit Swiss First Boston           Ford Motor Co.                      American International Group
Deutsche Bank                       Freightliner LLC                    Capitol Indemnity
First Data Merchant Services        Mead Westvaco                       CNA Commercial Lines
General Motors Acceptance Corp      New Venture Gear                    Kemper Insurance/Unitrin
GFI Trade Capture                   Tektronix, Inc.                     Maxum Speciality Insurance
Green Tree Servicing LLC            T-System                            Stewart - Landata Systems Inc.
Group 1                                                                 Westfield Insurance
                                    RETAIL
International Finance Data          ------------                        INFORMATION/COMMUNICATION
Services                            H & R Block                         -------------------------
J P Morgan Chase                    Target Corporation                  Computer Task Group
Moody's Investor Services                                               Consolidated Communication
Princeton Financial Systems Inc.    TRANSPORTATION/AVIATION             Hewlett Packard
State Street Bank                   -----------------------             Intel Malaysia
Washington Mutual Bank              Federal Express Corp.               SMS 800
Wells Fargo Bank                    Geologistics Corp.                  TIBCO Software Inc.
                                    Jeppesen Sanderson, Inc.
HEALTHCARE                          Kintetsu
----------                          SBS International
Aetna                               The News Market
Blue Cross Blue Shield of North     Thomas Cook
Carolina
First Health Services Corp
Health Care Associates              EMERGING/OTHERS
Humana Inc                          ---------------
IBM                                 Deloitte Consulting
Kent County Community               GFI Group Inc.
McKesson                            OE3 Operating Engineers
St. Johns health                    Percon
Verizon Data Services
VHA Inc
Well point

----------------------------------- ----------------------------------- ------------------------------------------

         For the years ended December 31, 2004, 2003, and 2002, the Company's top ten customers accounted for approximately 61%, 64% and 71% of the Company's revenues, respectively. For the year ended December 31, 2004 one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2004 were American

Express, Wells Fargo and Daimler-Chrysler contributing approximately 16%, 8% and 6% respectively, of total consolidated revenues. The Company's largest customer for 2004, 2003 and 2002 was American Express, accounting for approximately 16%, 16% and 18% of revenues for each of the years ended December 31, 2004, 2003 and 2002, respectively.

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

         The Company's three Global Development Centers located in; Mumbai, India; Pune, India; Chennai, India; and a Support Center at Cary, North Carolina support the Company's Global Delivery Service. During 2004, the Company also created a BPO facility in Mumbai, India with a capacity of 383 people.

         The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, approximately 2,133 persons as of December 31, 2004, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 1,417 people.

         The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, approximately 847 persons as of December 31, 2004. The Chennai facility has a capacity of approximately 610 persons and has been in operation for approximately five years.

         The Cary, North Carolina Support Center, which employed approximately 19 persons at December 31, 2004, serves as a hub for the Company's telecommunications. Its support functions include administration of a dedicated data and voice network, a 24-hour customer assistance center which coordinates problem resolution worldwide.

         In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 7000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The superstructure of Phase 1 is near completion and work has begun on external development and services works. The fit out plans for Phase 1 have been completed and vendors to complete those plans will be appointed by April 2005. Office buildings with space for 750 seats, a food court and dormitories are expected to be ready by the third quarter of 2005.

         The Company believes that space availability in Mumbai and Chennai will accommodate short-term facility requirements and the new campus in Pune will enable the Company to meet offshore growth requirements for the next several years. As a step in this direction, in 2002 the Company leased certain facilities to open an interim Development Center in Pune, which employed approximately 804 persons including onsite deputations outside Pune, as of December 31, 2004, and having a capacity of 761 persons.

SALES AND MARKETING

         The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Irvine, California; Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Santa Fe, New Mexico; Cary, North Carolina; Nashville, Tennessee; Natick, Massachusetts; Dublin, Ohio; London, England; Hong Kong; Munich, Germany and Singapore. The sales staff is aligned into geographic regions, with each salesperson provided the authority to pursue Applications Outsourcing, e-Business, BPO and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

         The sales cycle for Applications Outsourcing engagements ranges from six to nine months, depending on the complexity of the engagement. Due to this longer sales cycle, Applications Outsourcing sales executives follow an integrated sales process for the development of engagement proposals and solutions, and receive ongoing input from the Company's technical services, delivery, finance and legal departments throughout the sales process. The Applications Outsourcing sales process also typically involves a greater number of customer personnel at more senior levels of management than the TeamSourcing sales process.

         The sales cycle for e-Business engagements, from initial contact to execution of an agreement, varies by type of service and account size, but typically ranges from one to six months, depending on the complexity of the engagement. The sales cycle for large, fixed price e-Business engagements is similar to that of Applications Outsourcing engagements. The sales cycle for partnership software installations is generally one to two months. The associated software installation engagements are also generally short, lasting one to three months.

         The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. TeamSourcing engagements are essentially developed from existing customers as the Company focuses its attention on growing the Applications Outsourcing, BPO and e-Business segments.

         Syntel's marketing organization strives to build and support the Syntel brand as well as generate awareness and leads for the Company's service offerings. The Company's current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs and CFOs of Global 2000 companies. In addition, Syntel's marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group, IDC, Forrester Research, and Meta Group to ensure analysts have a good understanding of Syntel's offerings and positioning. Syntel's marketing group also manages the Company's investor relations program, market research, and sales support efforts.

HUMAN RESOURCES

         The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 2004, the Company had 4,527 full time employees. Of this total, the U.S. operations employed, including onsite deputations, 1,294 persons, including 1,178 IT professionals; the Indian operation employed 3,093 persons, including 2,776 IT professionals; and the Company employed an additional 140 persons in various remote locations, principally the U.K. and Singapore.

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

RECRUITING. The Company has developed a recruiting methodology and organization, which is a core competency. The Company has significantly expanded it's international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Banglore, and Pune, India, to recruit for the Company's global requirements. The Company also has a recruiting team based in the U.S., which recruits primarily across the U.S. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

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

         The Company continued to re-skill a significant percentage of the consulting base during the last year in the latest advanced software platforms, including J2EE, Object Oriented, C++, C-Sharp, .NET, RMI Corba, SAP, PeopleSoft, ETL, Datastage, Ab-initio, Informatica and Microstrategy.

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

         The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program and provides opportunities for cross training of its professionals in emerging technologies at its various development centers.

         SUPPORT AND RETENTION. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. A significant percentage of the Company's employees have been recruited from outside the U.S. and relocated to the U.S. This has resulted in the need to provide a higher level of initial support to its employees than is common for U.S.-based employees. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive in the U.S. and Europe. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon. As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(k) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, and a health club reimbursement program. Since its initial public offering in 1997, the Company has offered a stock option program, and since 1998 a qualified stock purchase program, providing all eligible employees the opportunity to purchase the Company's Common Stock at a 15% discount to fair market value. During 2004 the Company issued incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries.

COMPETITION

         The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, including "Big Four" accounting firms, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and e-Business services, the Company competes primarily with IBM Global Solutions, Keane, EDS, Cognizant and Accenture, as well as India-based companies including TCS, Infosys, and Wipro.

AVAILABLE INFORMATION

         Syntel makes available, free of charge, through it's investor relations website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel's investor relations web site is www.syntelinc.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:


              NAME                  AGE                  POSITION
              ----                  ---                  --------
Bharat Desai                        52     Chairman, President and
                                               Chief Executive Officer

Neerja Sethi                        50     Vice President, Corporate
                                               Affairs and Director

Keshav Murugesh                     41     Chief Operating Officer, Chief
                                               Financial Officer and Treasurer

Daniel M. Moore                     50     Chief Administrative Officer
                                               and Secretary

Vinod Swami                         43     Vice President, Global Sales

Marlin Mackey                       54     Senior Vice President, Client
                                           Partnerships

Chandrashekhar Venkatasubbu         38       Chief Delivery Officer

Prakash "Ken" Kenjale               55     Chief Technology Officer

-----------------------------------------------------------------------

         Bharat Desai is a co-founder of the Company and has served as its President and Chief Executive Officer and as a Director since its formation in 1980. Mr. Desai was appointed Chairman of the Board in February 1999. Mr. Desai is the spouse of Ms. Sethi.

         Neerja Sethi is a co-founder of the Company and has served as a Vice President, Corporate Affairs and as a Director since its formation in 1980. Ms. Sethi is the spouse of Mr. Desai.

         Keshav Murugesh was appointed as Chief Operating Officer of the Company in October 2004. Mr. Murugesh joined the Company as Chief Financial Officer in May 2002 and will continue as Acting Chief Financial Officer until his successor is appointed. Prior to joining Syntel, Mr. Murugesh served as Vice President Finance at ITC Infotech Ltd from October 2000 to May 2002. Prior to this assignment, Mr. Murugesh served as Finance Head, Information Systems Business from August 1999 to September 2000 at ITC Ltd, India.

         Daniel M. Moore has served the Company as Chief Administrative Officer, Secretary and General Counsel since August 1998.

         Vinod Swami joined the Company in June 1993 and has served as Vice President, Global Sales, since February 2005, in which capacity he is the head of the sales department. Mr. Swami previously served as Vice President, Strategic Sales from December 2002 to February 2005 and in various sales positions prior to December 2002.

         Marlin Mackey has served the Company as a Senior Vice President, since January 2001 with responsibility for delivery and customer relationship. From January 1999 until December 2000 he served the Company as Vice President, Global Delivery West and Information Services.

         Chandrashekhar Venkatasubbu joined the Company in October 2003 as Chief Operating Officer (Europe and APAC) and Chief Delivery Officer. Prior to joining Syntel, Mr. Chandrashekhar was the Global Head for the S-Governance (public sector and e-governance) Practice at Tata Consultancy Services ("TCS") from May 2001 to September 2003. He was the regional manager for the TCS Development Center at Hyderabad and also was responsible for its operations there from March 1999 to April 2001. From 1998 until the end of his tenure at TCS, he also served on the management/strategy team.

         Prakash "Ken" Kenjale has served the Company as Chief Technology Officer since July 1995 with primary responsibility for new technology. Mr. Kenjale also served as the interim chief operating officer from April 2003 to October 2003.

ITEM 2.  PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 14,600 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in May 2007. The Company's support center is located in approximately 6,300 square feet of leased space in Cary, North Carolina, under a lease, which expires March 31, 2005. The Company also leases office facilities in Irvine, California; Santa Clara, California; Phoenix, Arizona; Beaverton, Oregon; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Santa Fe, New Mexico; Natick, Massachusetts; Dublin, Ohio; London, England; Munich, Germany; Hong Kong and Singapore.

     Syntel leases approximately 65,140 square feet of office space in Mumbai, India, under ten leases expiring on various dates from October 2006 to March 2009. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions. During the year, Syntel leased approximately 33,130 square feet of office space in Mumbai, India for facilitating its BPO operations.

     Additionally, Syntel has leased substantially all of an office building in Chennai, India and three offices in Pune, India consisting of approximately 32,810 square feet and 63,490 square feet, respectively. The lease terms expire April 2006 and June 2005 to October 2006, respectively, all subject to the Company's option to renew for an additional period of three/five years.

     During the year, Syntel leased an additional 47,800 square feet of office space in Chennai, India. The lease expires in September 2009.

     In January 2001, the Company acquired 41 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 7,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The superstructure of Phase 1 is near completion and work has begun on external development and services works. The fit out plans for Phase 1 have been completed and vendors to complete those plans will be appointed by April 2005. Office buildings with space for 750 seats, a food court and dormitories are expected to be ready by the third quarter of 2005.

     Further, during the year, Company also acquired land measuring 1,200,000 square feet in an Information Technology Park in Chennai, India.

     The Company believes that the existing facilities and planned development in Pune and Chennai are adequate for its currently anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company is not currently a party to any material legal proceeding or governmental investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         (a) The Registrant's Common Stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company's Common Stock as reported on NASDAQ for each full quarterly period in 2003 and 2004.


              Period                                       High                                  Low
----------------------------------------------------------------------------------------------------------
              First Quarter, 2003                          25.500                16.510
              Second Quarter, 2003                         19.929                13.300
              Third Quarter, 2003                          29.830                15.590
              Fourth Quarter, 2003                         28.300                22.190
              First Quarter, 2004                          30.900                24.320
              Second Quarter, 2004                         28.370                16.210
              Third Quarter, 2004                          17.880                13.770
              Fourth Quarter, 2004                         20.000                16.250

         (b) There were approximately 786 shareholders on record and 2,600 beneficial holders on February 24, 2005.

         (c) The Company did not pay any cash dividends during the year ended December 31, 2002. The Board of Directors at its meeting dated July 28, 2003 declared a one-time special dividend of $1.25 per share payable to Syntel shareholders of record at the close of business on August 29, 2003. In addition, the Board of Directors at the same meeting approved the initiation of quarterly cash dividends, with the initial dividend rate to be $0.06 per share per quarter. The Company paid cash dividends of $0.24 and $1.37 per share for the years ended December 31, 2004 and 2003.

         (d) EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company's equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2004.

--------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                               ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND       (EXCLUDING SECURITIES
    PLAN CATEGORY                WARRANTS, AND RIGHTS              RIGHTS ($)            REFLECTED IN COLUMN (1))
--------------------------------------------------------------------------------------------------------------------
 Equity compensation plans             883,323                        10.93                     2,411,844
  approved by shareholders
--------------------------------------------------------------------------------------------------------------------
 Equity compensation plans                -                             -                           -
not approved by shareholders
--------------------------------------------------------------------------------------------------------------------
           TOTAL                       883,323                        10.93                     2,411,844
====================================================================================================================

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

SYNTEL, INC. & Subsidiaries
(In thousands, except share data)

The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto.

                                                                    YEAR ENDED DECEMBER 31,
                                                2004           2003           2002           2001           2000
                                           ---------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME DATA
     Net revenues (1)                           $ 186,573      $ 179,507      $ 161,507      $ 172,283      $ 166,240

     Cost of revenues                             107,120        101,699         94,010        106,943        106,034
     Gross profit                                  79,453         77,808         67,497         65,340         60,206

     Selling, general and administrative
     expenses                                      36,999         28,278         31,421         34,522         34,424
     Capitalized development cost
     impairment                                         -              -              -          1,624              -
     (Reduction in) / increases to
     reserve requirements applicable to
     Metier transaction                                 -          (882)        (5,698)              -         21,650
     Income from operations                        42,454         50,412         41,774         29,194          4,132

     Other income, principally interest             3,773          3,168          3,191          3,780          3,412
     Income before income taxes                    46,227         53,580         44,965         32,974          7,544

     Income tax provision (benefit)                 5,253         13,242         12,338          8,636          (967)
     Net income before loss from equity
       Investments and investment write
     off                                           40,974         40,338         32,627         24,338          8,511

     Loss from equity investments and
     investment write offs (net of tax)                 -             34            141          3,893            526

     Net income                                   $40,974        $40,304        $32,486        $20,445         $7,985
     Net income per share, diluted                  $1.01          $0.99          $0.81          $0.52          $0.20

     Cash dividends declared per common
     share                                         $ 0.24          $1.37              -              -              -

     Weighted average shares outstanding,
     diluted                                       40,469         40,797         39,917         38,987         39,467
                                           ===========================================================================


                                                                   YEAR ENDED DECEMBER 31,
                                              2004          2003          2002            2001            2000
                                          ---------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA
      Working capital                          $170,786     $142,207        $145,988        $103,502         $77,894
      Total assets                              226,968      185,198         183,572         152,247         132,898
      Long-term debt                                  -            -               -               -               -
      Total shareholders' equity                190,642      153,406         154,844         112,258          96,683

OTHER DATA
      Billable headcount in U.S.                  1,145        1,138           1,111             987             994
      Billable headcount in India                 1,906        1,376             943             419             511
      Billable headcount at other
      locations                                     121          150             101             138             118
                                          ---------------------------------------------------------------------------
      Total billable headcount                    3,172        2,664           2,155           1,544           1,623
                                          ===========================================================================

(1) The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of `Out of Pocket' Expenses Incurred" effective January 1, 2002. Revenues for 2001 and 2000 have been reclassified to comply with the guidance of EITF 01-14.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES
-----------------------------

      We believe the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

      REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2004 and 2003, revenues from time and material contracts constituted 46% and 48%, respectively of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2004, and 2003, revenues from fixed price application management and support engagements constituted 33% and 27%, respectively.

      Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2004 and 2003, revenues from fixed price development contracts constituted 21% and 25%, respectively.

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

      REVENUE RECOGNITION. The use of the proportional performance method of accounting requires that the Company makes estimates about it's future efforts and costs relative to the fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses.

The cumulative impact of any such changes is reflected in the period in which the changes become known.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. At December 31, 2004 and 2003, the allowance for doubtful accounts was $1.2 million and $0.8 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

       INCOME TAXES--ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. When preparing our financial statements, the Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates.

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

During 2004, the Company has reversed $1.7 million of the tax provision related to the year 2000 and credited it to the current period's income tax expenses.

         In addition, during 2004 Syntel India has accounted for a credit of approximately $0.5 million in respect of US branch profit taxes related to prior periods up to June 30, 2004.

The revision in estimates noted above had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2004 by $0.05 per share.

         ACCRUALS FOR LEGAL EXPOSURES. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or the lower end of a range, if the amount cannot be reasonably estimated. The accrual related to litigation and legal fees at December 31, 2004 and 2003, was $0.1 million and $0.1 million, respectively.

OVERVIEW

         Syntel is a worldwide provider of professional IT consulting and applications management services to Global 2000 companies, as well as to government entities. The Company's service offerings include Applications Outsourcing, consisting of application management services for ongoing management, development and maintenance of business applications; e-Business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; as well as partnerships with leading software and IT application software infrastructure providers to provide it's implementation, customization, migration and maintenance services including BEA Systems, IBM, Informatica, Microsoft, Oracle, Sun, TIBCO, Microstrategy, Cognos, Identify, Mercury, Borland, Citrix, Broadvision and Vianeta and TeamSourcing, consisting of professional IT consulting services.

         Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing.

         The Company's revenues are generated from professional services fees provided through four segments, Applications Outsourcing, e-Business, TeamSourcing and BPO. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and e-Business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 2004, 2003, and 2002:

                                                                        PERCENT OF TOTAL REVENUES

                                                                    2004            2003            2002
                                                              ------------------------------------------------
        Applications Outsourcing                                     76%             76%             71%
        e-Business                                                    16              19              20

        TeamSourcing                                                   7               5               9
        BPO                                                            1               0               0
                                                              ------------------------------------------------
                                                                    100%            100%            100%
                                                              ================================================

         On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. Against a significant portion of Applications Outsourcing engagements, executed historically, on a time-and-materials basis, a significant share of the new Applications Outsourcing engagements have started on a fixed-price basis during 2004, 2003 and 2002. For the years ended December 31, 2004, 2003 and 2002, fixed-price revenues from development and maintenance activity comprised approximately 58%, 56% and 65% of total Applications Outsourcing revenues, respectively.

         The Company re-skilled a very significant percentage of the consulting base during 2002, 2003 and 2004 in the latest advanced software platforms, including JAVA, Object Oriented, C++, C-Sharp, .NET, RMI Corba, SAP, PeopleSoft, ETL, Datastage, Ab-initio, Informatica and Microstrategy. The Company has focused training efforts on consultants assigned to TeamSourcing engagements, and as a result, has successfully migrated such consultants to the growing e-Business segment. The Company has also cross trained its employees on current outsourcing engagements to be able to successfully migrate to and develop/ maintain the emerging technologies that our clients are investing in.

     Historically, most e-business engagements were billed on a time and materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2004, 2003 and 2002. For the years ended December 31, 2004, 2003 and 2002, fixed price revenues from development and maintenance activity comprised approximately 54%, 51% and 24% of total e-business revenues, respectively.

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

         On BPO engagements, services are provided at our offshore facility, which gives the benefit of lower cost to the customer. BPO revenues generally are recognized on a time-and-materials basis as services are performed. For the year ended December 31, 2004, the revenue from BPO engagements comprised approximately 1% of total revenues.

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

         The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2004, approximately 49% of Syntel's U.S. workforce (14% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 16% of the Company's U.S. workforce (5% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months).

         The Company has made substantial investments in infrastructure in recent years, including: (i) expanding the facilities in Mumbai, India, including a BPO facility; (ii) developing a Technology Campus in Pune, India;
(iii) expanding the Global Development Center in Chennai, India; (iv) upgrading of the Company's global telecommunication network; (v) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Strategic Solutions Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (vi) hiring additional experienced senior management; (vii) expanding global recruiting and training capabilities; and (viii) enhancing human resource and financial information systems.

         Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 61%, 64% and 71% of revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

         For the years ended December 31, 2004, 2003 and 2002 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2004, 2003 and 2002 was American Express contributing approximately 16%, 16% and 18%, respectively of total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's net revenues.

                                                                PERCENTAGE OF REVENUES
                                                                YEAR ENDED DECEMBER 31,

                                                           2004             2003             2002
                                                     ---------------------------------------------------
    Net Revenues                                          100.0%            100.0%           100.0%
    Cost of revenues                                        57.4              56.7             58.2
                                                      ---------------------------------------------------
    Gross profit                                            42.6              43.3             41.8

    Selling, general and administrative
    expenses                                                19.8              15.8             19.5
    Reduction in reserve requirements
    applicable to Metier transaction                           -             (0.5)            (3.5)

    INCOME FROM OPERATIONS                                 22.8%             28.0%            25.8%

     Following is selected segment financial data for the years ended December 31, 2004, 2003 and 2002. The Company does not allocate assets to operating segments:

                                                          2004             2003              2002
                                                        -------------------------------------------
                                                                  (In Thousands)
    Net Revenues
           Applications Outsourcing                     $143,007          $136,424         $113,981
           e-Business                                     29,249            33,795           31,951
           TeamSourcing                                   12,480             9,288           15,575
           BPO                                             1,837                 -                -
                                                        -------------------------------------------
                                                        $186,573          $179,507         $161,507
    Gross Margin
           Applications Outsourcing                      $62,696           $62,282          $54,053
           e-Business                                     11,302            14,389           11,429
           TeamSourcing                                    4,598             1,137            2,015
           BPO                                               857                 -                -
                                                        -------------------------------------------
                                                         $79,453           $77,808          $67,497
    Gross Margin %
           Applications Outsourcing                        43.8%             45.7%            47.4%
           e-Business                                      38.6%             42.6%            35.8%
           TeamSourcing                                    36.8%             12.2%            12.9%
           BPO                                             46.7%                 -                -
                                                        -------------------------------------------
                                                           42.6%             43.3%            41.8%

    Sales, general and administrative expenses           $36,999           $28,278          $31,421
    Reduction in reserve requirements for
    Metier transaction                                         -             (882)         $(5,698)

    INCOME FROM OPERATIONS                              $42,454            $50,412          $41,774
                                                        -------------------------------------------

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003.

REVENUES. Net revenues increased from $179.5 million in 2003 to $186.6 million in 2004, representing a 3.9% increase. During the first quarter of 2004 the Company entered into its first Business Process Outsourcing (BPO) agreement, which contributed $1.8 million revenue for the year 2004. Further, our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is clearly becoming a mega trend with increasing numbers of Global Corporations aggressively outsourcing their crucial applications development or Business Processes to vendors with an offshore presence. Syntel too has benefited from this trend. At the beginning of 2004, the Company introduced the Client Partner Program, which enabled better relationships with key customers leading to growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2004 increased 19% to 3,172 employees as compared to 2,664 employees as of December 31, 2003. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2004, the Company had approximately 60% of its billable workforce in India as compared to 52% as of December 31, 2003. The Company also decreased its dependence on its larger customers. The top five customers accounted for 40% of the total revenues in 2004, down from 42% of the total revenues in 2003. Moreover, the top 10 customers accounted for 61% of the revenues in 2004 as compared to 64% in 2003.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $136.4 million, or 76% of total revenues in 2003, to $143.0 million, also 76% of total revenues in 2004. The $6.6 million increase is attributable principally due to revenue from new engagements, contributing $45.9 million partially offset by a net decrease in existing projects in the amount of $15.6 million and by $23.7 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 56.2% of Applications Outsourcing revenues in 2004, from 54.3% in 2003. The 1.9% increase in cost of revenues as a percent of revenues was attributable primarily to the aggressive offshore hiring during 2004, which impacted costs, but did not necessarily add to revenues as a significant number of these hires went into training.

E-BUSINESS REVENUES. e-Business revenues decreased from $33.8 million in 2003, or 19% of total consolidated revenues, to $29.2 million in 2004, or 16% of total consolidated revenues. The $4.6 million decrease was attributable principally to lost revenues as a result of project completion and net reduction in revenues from existing projects contributing approximately $12.2 million, partially offset by approximately $5.9 million in revenue from new engagements and a nonrecurring $1.7 million reduction in revenue in 2003 resulting from a regular warrant granted to a significant customer as a sales incentive.

E-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. e-Business cost of revenues increased to 61.4% of e-business revenues in 2004, from 57.4% in 2003, an increase of 4.0%. This increase was attributable primarily to the aggressive hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $9.3 million, or 5% of total consolidated revenues in 2003, to $12.5 million, or 7% of total consolidated revenues in 2004. The $3.2 million increase is attributable principally to revenue from new engagements and increased revenue of $4.7 million from the SkillBay web portal partially offset by $1.5 million in lost revenues as a result of project completion and net reduction in revenues from exiting projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. TeamSourcing cost of revenues decreased to 63.2% of TeamSourcing revenues in 2004, from 87.8% in 2003. The 24.6% decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to the higher margin TeamSourcing placements and net revenues from SkillBay web portal placements during 2004.

BPO REVENUES. The BPO segment started contributing revenues during 2004. Revenues from this segment were $1.8 million or 1% of total revenues for the year ended 2004.

BPO COST OF REVENUES. The BPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finders fees, trainee compensation, travel, consumables as well as dedicated connectivity charges. The BPO segment cost of revenues was 53.3% of the segment's revenues for the year ended December 31, 2004.

As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore. However, the Company also sees clients' needs to reduce their costs and the increased competitive environment among IT companies. The Company expects these conditions to continue in the next few quarters. In response to the continued pricing pressures and increased competition for outsourcing clients, the Company continues to focus on expanding its service offerings into areas with higher and sustainable price margins, managing its cost structure, and anticipating and correcting for decreased demand and skill and pay level imbalances in its personnel. The Company's immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed sub-contractors or non-billable IT professionals.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices.

Selling, general, and administrative costs for the year ended December 31, 2004 were $37.0 million or 19.8% of total revenues, compared to $28.3 million or 15.8% of total revenues for the year ended December 31, 2003.

Selling, general, and administrative costs for the year ended December 31, 2003 includes net reversals of $0.5 million primarily on account of successful recovery of receivables previously provided for as allowance for doubtful accounts, a $2.0 million revision of the estimated reserve for litigation and legal fees due to settlements and other changes in estimates of underlying legal costs, a $0.7 million reduction in office related expenses due to the settlement of vendor disputes, and a downward revision of the 2002 estimates of bonus compensation of $0.8 million.

After considering the impact of the above-mentioned items, the selling, general, and administrative expenses are at 19.8% and 18.0% of total revenues, for the years ended December 31, 2004 and 2003, respectively. The 1.8 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to net increases in costs related to depreciation of $1.0 million, communication expenses of $0.9 million, compensation and hiring related expense in US and India of $0.6 million, travel expenses of $0.4 million, marketing expenses of $0.3 million and corporate expenses of $1.5 million, which resulted in an approximately 2.6 percentage point increase, partially offset by increases in revenue during the twelve months ended December 31, 2004 as against the twelve months ended December 31, 2003, which resulted in an approximately 0.8 percentage point decrease.

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

E-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders' fees, and trainee compensation. e-Business cost of revenues decreased to 57.4% of e-Business revenues in 2003, from 64.2% in 2002, a decrease of 6.8%. As referred to above, during 2002, e-Business revenues were lower primarily due to a sales incentive, which had been granted to a significant customer. This incentive resulted in a 5.5% increase in the cost of revenues as a percentage of revenues. Additionally, increased utilization of our offshore resources has also contributed to a reduction of the cost of revenues of approximately 2.2%. These decreases were partially offset by an increase in the cost of revenues as a percent of revenues attributable to the release of vacation reserves in 2002 related to unused employee vacation time, due to an internal policy change, which resulted in an increase of approximately 0.9%.

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

Selling, general, and administrative costs for the year ended December 31, 2003 were $28.3 million or 15.8% of total revenues, compared to $31.4 million or 19.5% of total revenues for the year ended December 31, 2002.

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

QUARTERLY RESULTS OF OPERATIONS

         Note 19 of the consolidated financial statements appearing elsewhere in this document sets forth certain quarterly income statement data for each of the eight quarters beginning January 1, 2003 and ended December 31, 2004. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

         The Company's quarterly revenues and results of operations have not fluctuated significantly from quarter to quarter in the past but could fluctuate in the future. Factors that could cause such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; fluctuation in the revenue mix by segments; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company's facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; customers' budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally has financed its working capital needs through operations. Both the Mumbai and Chennai expansion programs, as well as the 1999 acquisitions of Metier, Inc. and IMG, Inc. were financed from internally generated funds. Additionally, construction of the Technology Campus in Pune, India is being financed through internally generated funds.

         The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held by Bank One for which a triple A rated letter of credit has been provided. Remaining amounts are held by various banking institutions including other U.S.-based and India-based banks.

         Net cash provided by operating activities was $48.5 million, $44.1 million and $32.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The number of days sales outstanding in accounts receivable was approximately 61 days, 60 days and 56 days as of December 31, 2004, 2003 and 2002, respectively.

         Net cash used in investing activities was $33.1 million for the year ended December 31, 2004. During 2004, the Company invested $94.3 million to purchase short-term investments and $12.0 million for capital expenditures, consisting principally of PCs, communications equipment and infrastructure and facilities. This was partially offset by the sale of short-term investments of $73.2 million in equities and other investments.

         Net cash used in investing activities was $20.2 million for the year ended December 31, 2003. During 2003, the Company invested $52.3 million to purchase short-term investments and $4.2 million for capital expenditures, consisting principally of PCs, communications equipment and infrastructure and facilities. This was partially offset by the sale of short-term investments of $36.0 million and $0.3 million in equities and other investments.

         Net cash provided by investing activities in 2002 of $8.7 million included $30.6 million of proceeds from the sale of short-term investments, partially offset by $19.8 million used to purchase short-term investments and $2.1 million for capital expenditures, consisting principally of PCs, and communications equipment.

         Net cash used in financing activities in 2004 was $8.0 million, due principally to the dividend distribution of $9.7 million and the repurchase of 100,000 shares of Common Stock for $1.4 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $3.1 million.

         Net cash used in financing activities in 2003 was $45.9 million, due principally to the dividend distribution of $52.3 million and the repurchase of 10,000 shares of Common Stock for $0.1 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $6.5 million.

         Net cash provided by financing activities in 2002 was $3.3 million, due principally to the proceeds from the issuance of shares under stock option and stock purchase plans of $6.6 million, offset by the repurchase of 250,000 shares of Common Stock for $3.3 million.

         The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit has been renewed and now expires on August 31, 2005. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. No borrowings were outstanding at December 31, 2004 and 2003.

         The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

         The following table sets forth the Company's known contractual obligations as of December 31, 2004:

                                                                                                         ($ '000)
------------------------------------------------------------------------------------------------------------------
       CONTRACTUAL OBLIGATION                                   PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------------
                                          TOTAL       LESS THAN 1     1-3 YEARS      3-5 YEARS     MORE THAN 5
                                                         YEAR                                         YEARS
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                              -              -              -              -              -
Capital Lease Obligations                   -              -              -              -              -
Operating Leases                       10,117          2,373          4,085          3,356             303
Purchase Obligations                    9,682          9,682              -              -              -
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                    -              -              -              -              -
------------------------------------------------------------------------------------------------------------------
Total                                   19,799         12,055          4,085          3,356             303
==================================================================================================================

Certain agreements for lease and purchase obligations included above are cancelable with a specified notice period or penalty, however all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel's software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the "Act"), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2009 whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years.

         With effect from 1st April 2003 one of the Company's Software Development Units has ceased to enjoy the above-mentioned tax exemption. Provision for Indian Income Tax is made only in respect of business profits generated from this software development unit, to the extent they are not covered by the above exemptions and on income from investments and interest income.

         The benefit of tax Holiday granted by the Indian authorities was $7.6 million, $9.1 million and $5.9 million for the years 2004, 2003 and 2002, respectively.

     The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

         However, the American Jobs Creation Act of 2004 enacted on October 22, 2004 ("the Jobs Act") provides for reduced US income tax rates for repatriation of foreign earnings that occurs prior to December 31, 2005. While the company has no current plans for the repatriation of foreign earnings, the company is evaluating the potential effects of the Jobs Act and foreign laws that might effect any such repatriation. If the company determined to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2004 (without considering the Jobs Act provisions), the company would have accrued taxes of approximately $52.8 million. If the company determined to repatriate all undistributed repatriable earnings of foreign subsidiaries (under the Jobs Act), the company would accrue taxes, which would be material in amount but significantly less than $52.8 million mentioned above.

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

       During the year ended December 31, 2004, the Company has reversed $1.7 million of such tax provision related to the year 2000 and credited it to the current year's income tax expenses. During the year ended December 31, 2004, 2003 and 2002, the effective income tax rate was 11.4%, 24.7% and 27.4% respectively. The effective income tax rate during the year ended December 31, 2004, without adjusting the above-mentioned reversal, the tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc., was 17.3%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

         Syntel India has not provided for disputed Indian income tax liabilities aggregating $2.18 million for the financial years 1995-96 to 2000-01. Syntel India has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support Syntel India's stand in this matter. During the second quarter of 2004, Syntel India also obtained opinions from the said legal counsel for the periods 1995-96 to 1997-98 and periods beginning with financial year 2001-02 to date which also support Syntel India's stand in this matter.

         Syntel India had filed an appeal with Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income Tax Department has appealed this favorable decision with the Income Tax Appellate Tribunal. A similar appeal filed by Syntel India with Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also received orders for appeals filed with Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and for the other three years the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the Income tax Appellate Tribunal for the amounts not allowed by the Commissioner of

Income Tax (Appeals).

       Further, Syntel India has received demand for interest amounting to $0.019 million and $0.013 million for late payment of demand pertaining to the financial year 2000-01 and 1999-00 respectively, against which Syntel India had filed appeals with Commissioner of Income Tax (Appeals). The said appeals have been dismissed. Syntel India is in the process of filing petition with Chief Commissioner of Income tax.


       On February 28, 2005, Syntel India has received a demand from the Indian income tax authorities for Indian Income tax of $3.403 million for the financial year 2001-02. Out of this amount Syntel India has not provided for $2.968 million. Syntel India has obtained an opinion from an independent legal counsel (former Chief Justice of the Supreme Court of India) supporting Syntel India's position for an item of dispute amounting to $0.386 million. For the other items of dispute, Syntel India has obtained an opinion from another independent legal counsel (former Chief Justice of the Supreme Court of India) which supports Syntel India's stand in this matter. Further, Syntel India is in the process of filing an appeal with the Commissioner of Income Tax (Appeals).


         All above tax exposures involve complex issues and may need an extended period to resolve the issues with Indian Income Tax Authorities.

TAX CREDIT

       During the year ended December 31, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company recently completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes.

       In addition, during the year ended December 31, 2004 Syntel India has accounted for a credit of approximately $0.5 Million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from provision for income taxes to deferred tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. The Company currently measures compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. The Company is required to adopt SFAS 123(R) starting from the third quarter of 2005. The Company expects the adoption of SFAS 123(R) may have a material impact on its net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

In December 2004, FASB issued SFAS 153, "Exchanges of Non-monetary Assets--an amendment to APB Opinion No. 29". This statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2") was issued, providing guidance under SFAS 109, "Accounting for Income Taxes" for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, the Company is evaluating the potential effects of the Jobs Act and has not adjusted its tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

      The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

                                                                             DECEMBER 31,        DECEMBER 31,
                               ASSETS                                           2004                2003
                                                                              -----------------------------

  Cash and cash equivalents                                                   $ 109,142           $ 102,854
  Short term Investments                                                         58,899              33,982
                                                                              -----------------------------
  Total                                                                       $ 168,041           $ 136,836
                                                                              =============================

      The Company's exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company's investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for our investment portfolio. The Company protects and preserves our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk.

Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

FOREIGN CURRENCY RISK

The Company's sales are primarily sourced in the United States and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds respectively. Its foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company's business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

      During 2004, the Indian rupee has appreciated by 2% as compared to 2003, which has marginally reduced the Company's gross margin by 0.3%. The Indian rupee denominated cost of revenues and selling, general and administrative cost were 27% and 24%, respectively, which did not have a significant impact.

         Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 57 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 21, 2004, the Audit Committee of the Board of Directors of Syntel, Inc. (the "Company") engaged the independent accounting firm of Crowe Chizek and Company LLC ("Crowe Chizek") as the Company's independent accountants for the year ended December 31, 2004. Crowe Chizek began providing independent accountant services to the Company with the third quarter of 2004.

The reports of Ernst & Young LLP ("E&Y") on the Company's consolidated financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the years ended December 31, 2002 and 2003 and the period through August 9, 2004, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on financial statements. During the years ended December 31, 2002 and 2003 and the period through August 9, 2004, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

During the years ended December 31, 2002 and 2003, and the interim period ended July 21, 2004, the Company did not consult Crowe Chizek regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinion that might be rendered on the Company's financial statements, and Crowe Chizek did not provide any written or oral advice that Crowe Chizek concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Report as well as mirror certifications from senior Management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to be materially affect, the Company's internal control over financial reporting.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of December 31, 2004 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004 and meets the criteria of the "Internal Control-Integrated Framework"

Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the consolidated financial statements of Syntel, Inc. and its subsidiaries as of December 31, 2004 and for the year then ended included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management's assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. From the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the sections entitled "Election of Directors" and "Additional information - Compliance with Section 16 (a) of The Exchange Act" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about June 2, 2005 (the "Proxy Statement") is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

         The Company has adopted a Code of Ethical Conduct applicable to all of the Company's employees, officers and directors. The Code of Ethical Conduct, as currently in effect (together with any amendments that may be adopted from time to time), is posted in the "Investors - Corporate Governance" section of the Company's website at www.syntelinc.com. Amendments to, and any waiver from, any provision of the Code of Ethical Conduct that requires disclosure under applicable SEC rules will be posted on the website at the address specified above.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the sections entitled "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information set forth under the captions "Equity Compensation Plan information" in Item 5 of this report is incorporated herein by reference. The information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Crowe Chizek and Company LLC served as the Company's independent auditors for the financial statements prepared for the year ended December 31, 2004 and for the quarter ended September 30, 2004. Ernst & Young LLP served as the Company's independent auditors for the year ended December 31, 2003, for all quarters in 2003 and for the quarters ended March 31, 2004 and June 30, 2004. The following table lists the aggregate fees for professional services rendered by Crowe Chizek and Company LLC and Ernst & Young LLP for all "Audit Fees," "Audit-Related Fees," "Tax Fees," and "All Other Fees" which pertain to the last two years.

                                                                                FISCAL YEAR ENDED
                                                                          -----------------------------
                                                                         DECEMBER 31,        DECEMBER 31,
                                                                              2004               2003
                                                                          -----------------------------
                                                                          $ 342,100           $ 239,725
Audit Fees

Audit - Related Fees                                                      $   7,500           $  25,905

Tax Fees                                                                  $  64,667           $ 329,152

All Other Fees                                                            $  14,085           $  10,207

         Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management's assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audits services relative to Syntel India and Syntel Germany and the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to the tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to transfer pricing, dividend and other advisory services.

AUDIT COMMITTEE AUTHORIZATION OF AUDIT AND NON-AUDIT SERVICES

         The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company's consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2004 as required by the Sarbanes-Oxley Act of 2002.

         The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor's independence, and has advised the Company that, in its opinion, the activities performed by Crowe Chizek and Company LLC on the Company's behalf are compatible with maintaining the independence of such auditors.

                                PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 57 of this Report, which is incorporated herein by reference.

         (a)(2) The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are not applicable, or are adequately explained in the financial statements included in
Part II, Item 8 of this report.

         (a)(3) The following exhibits are filed as part of this Report. Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

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

10.5 Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.6 Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.7* 1997 Stock Option and Incentive Plan, (Amended and Restated) filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.8* Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.9 Amendment to Credit Agreement dated August 25, 2003, between the Registrant and Bank One, NA filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.10 Amendment to Credit Agreement dated August 19, 2004, between the Registrant and Bank One, NA.

10.11 Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd.

10.12 Lease Deeds, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited.

10.13 Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited.

14                  Code of Ethical Conduct.

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

                              SYNTEL, INC.


                                            By: /S/Bharat Desai
                                                -------------------------------


                                            Bharat Desai, Chairman,
Dated:   March 14, 2005              President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                            Title                      Date
   ---------                            -----                      ----
/S/ Bharat Desai              Chairman, President and Chief
---------------------------   Executive Officer                March 14, 2005
Bharat Desai                  (Principal Executive Officer)


/S/ Keshav Murugesh           Chief Operating Officer and      March 14, 2005
---------------------------     Chief Financial Officer
Keshav Murugesh                (Principal Financial and
                                  Accounting Officer)



/S/ Neerja Sethi              Director and Vice President,     March 14, 2005
---------------------------       Corporate Affairs
Neerja Sethi


/S/ Paritosh K. Choksi                Director                 March 14, 2005
---------------------------
Paritosh K. Choksi


/S/ Douglas Van Houweling             Director                 March 14, 2005
---------------------------
Douglas Van Houweling


/S/ George R. Mrkonic                 Director                 March 14, 2005
---------------------------
George R. Mrkonic

/S/ Vasant Raval                      Director                 March 14, 2005
---------------------------
Vasant Raval

                                    CONTENTS

                                                                                                           PAGE(S)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of  Independent  Registered  Public  Accounting  Firm as of December 31, 2004 and for the year then ended.......................................................................................................59

Report of  Independent  Registered  Public  Accounting  Firm as of December 31, 2003, and for each of the two years in the period ended December 31, 2003..............................................................62

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets......................................................................................63

Consolidated Statements of Income................................................................................64

Consolidated Statements of Shareholders' Equity..................................................................65

Consolidated Statements of Cash Flows............................................................................66

Notes to Consolidated Financial Statements....................................................................67-89

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Syntel, Inc.
Troy, Michigan


We have audited the accompanying consolidated balance sheet of Syntel, Inc. and its subsidiaries as of December 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Syntel, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.


Fort Wayne, Indiana                          /s/ Crowe Chizek and Company LLC
March 3, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Syntel, Inc.
Troy, Michigan


We have audited management's assessment, included within item 9A as Management's Report on Internal Control Over Financial Reporting, that Syntel, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntel, Inc's. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Syntel, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Syntel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Syntel, Inc. as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.



Fort Wayne, Indiana                            /s/ Crowe Chizek and Company LLC
March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Syntel, Inc.

We have audited the accompanying consolidated balance sheet of Syntel, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntel, Inc. as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.


Detroit, Michigan                                /s/ Ernst & Young LLP
February 20, 2004


SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,               DECEMBER 31,
      ASSETS                                                                     2004                       2003
                                                                        --------------------       ----------------------
Current assets:
      Cash and cash equivalents                                                    $ 109,142                    $ 102,854
      Short term investments                                                          58,899                       33,982

      Accounts receivable, net of allowance for doubtful accounts of $1,213 and
      $809 at December 31, 2004 and December 31, 2003,
      respectively                                                                    28,790                       25,197
      Revenue earned in excess of billings                                             4,390                        6,324
      Deferred income taxes and other current assets                                   5,891                        5,642
                                                                        ---------------------      ----------------------

           Total current assets                                                      207,112                      173,999

Property and equipment                                                                37,754                       25,617
      Less accumulated depreciation                                                   21,290                       18,502
                                                                        ---------------------      ----------------------

           Property and equipment, net                                                16,464                        7,115
Goodwill                                                                                 906                          906
Deferred income taxes and other non current assets                                     2,486                        3,178
                                                                        --------------------       ----------------------
      TOTAL ASSETS                                                                 $ 226,968                    $ 185,198
                                                                        ====================      =======================

      LIABILITIES AND SHAREHOLDERS' EQUITY

      LIABILITIES
Current liabilities:
      Accounts payable                                                             $   2,394                    $   1,056
      Accrued payroll and related costs                                               13,963                       11,851
      Income taxes payable                                                             6,290                        6,507
      Accrued liabilities                                                              6,015                        5,798
      Deferred revenue                                                                 5,231                        4,179
      Dividends payable                                                                2,433                        2,401
                                                                        --------------------       ----------------------
           Total current liabilities                                                  36,326                       31,792

      SHAREHOLDERS' EQUITY
      Common Stock, no par value per share, 100,000,000 shares authorized;
      40,256,825 and 40,016,194 shares issued and outstanding at
      December 31, 2004 and December 31, 2003, respectively                                1                            1
      Additional paid-in capital                                                      57,185                       54,038
      296,900 and nil restricted stock issued and outstanding at
      December 31, 2004 and December 31, 2003, respectively                              828                            -
      Accumulated other comprehensive income                                           3,466                        1,519
      Retained earnings                                                              129,162                       97,848
                                                                        --------------------       ----------------------
           Total shareholders' equity                                                190,642                      153,406
                                                                        --------------------       ----------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 226,968                   $  185,198
                                                                        ====================       ======================

        The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                         2004             2003             2002
                                                                --------------------------------------------------
Net revenues                                                          $ 186,573        $ 179,507        $ 161,507
Cost of revenues                                                        107,120          101,699           94,010
                                                                --------------------------------------------------
    Gross profit                                                         79,453           77,808           67,497

Selling, general and administrative expenses                             36,999           28,278           31,421
Reduction in reserve requirements applicable to Metier
transaction                                                                   -            (882)          (5,698)
                                                                --------------------------------------------------
    Income from operations                                               42,454           50,412           41,774
Other income, principally interest                                        3,773            3,168            3,191
                                                                --------------------------------------------------
      Income before income taxes                                         46,227           53,580           44,965
Provision for income taxes                                                5,253           13,242           12,338
                                                                --------------------------------------------------
                                                                         40,974           40,338           32,627
    Income before loss from equity investments

Loss from equity investment                                                   -               34              141
                                                                --------------------------------------------------
    Net Income                                                        $  40,974        $  40,304        $  32,486
                                                                ==================================================
DIVIDENDS PER SHARE                                                   $   0.24         $    1.37        $       -

EARNINGS PER SHARE:
    Basic                                                             $   1.02         $   1.02         $    0.84
    Diluted                                                           $   1.01         $   0.99         $    0.81

    Weighted average common shares outstanding:
    Basic                                                                40,216           39,609           38,733
    Diluted                                                              40,469           40,797           39,917

        The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 ADDITIONAL
                                             COMMON STOCK      RESTRICTED STOCK  1 PAID-IN          ACCUMULATED OTHER      TOTAL
                                             ------------      ----------------            RETAINED  COMPREHENSIVE     SHAREHOLDERS'
                                            SHARES   AMOUNT    SHARES    AMOUNT  CAPITAL   EARNINGS  INCOME (LOSS)        EQUITY
                                            ------   ------    ------    ------  -------   --------  -------------        ------
                                                                                                              FOREIGN
                                                                                                              CURRENCY
                                                                                                  UNREALIZED TRANSLATION
                                                                                                    GAIN     ADJUSTMENT
BALANCE, JANUARY 1, 2002                     38,389       $1         -   $    -  $ 34,145  $ 79,689  $ 33     $(1,610)   $ 112,258
Net income                                                                                   32,486                         32,486
Unrealized gain on investments, net of
tax                                                                                                   644                      644
Translation adjustments                                                                                           417          417
                                                                                           ---------------------------------------
Total comprehensive income                                                                   32,486   644         417       33,547
                                                                                           ---------------------------------------
Common stock repurchases                       (250)                               (3,361)                                  (3,361)
Employee stock purchase plan                     76                                   523                                      523
Exercised stock options                         853                                 6,093                                    6,093
Tax benefit on stock options exercised                                              2,881                                    2,881
Stock warrants sales incentive                                                      4,407                                    4,407
Deferred stock warrant sales incentive                                             (1,504)                                  (1,504)
                                           ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                   39,068        1         -        -    43,184   112,175   677      (1,193)     154,844
                                           ---------------------------------------------------------------------------------------
Net income                                                                                   40,304                         40,304
Unrealized gain on investments, net of
tax                                                                                                   136                      136
Translation adjustments                                                                                         1,899        1,899
                                                                                             -------------------------------------
Total comprehensive income                                                                   40,304   136       1,899       42,339
                                                                                             -------------------------------------
Common stock repurchases                        (10)                                 (160)                                    (160)
Employee stock purchase plan                     61                                   696                                      696
Exercised stock options                         687                                 5,842                                    5,842
Tax benefit on stock options exercised                                              2,699                                    2,699
Warrants issued as sales incentive
converted into common stock                     210                                 1,777                                    1,777
Dividends, $1.37 per share                                                                   (54,661)                      (54,661)
Other                                                                                             30                            30
                                           ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                   40,016        1        -         -     54,038    97,848  813         706      153,406
                                           ---------------------------------------------------------------------------------------
Net income                                                                                    40,974                        40,974
Unrealized gain / (loss) on investments,
net of tax                                                                                           (267)                    (267)
Translation adjustments                                                                                         2,214        2,214
                                                                                             -------------------------------------
Total comprehensive income                                                                    40,974 (267)      2,214       42,921
                                                                                             -------------------------------------

Common stock repurchases                       (100)                                (1,479)                                 (1,479)
Employee stock purchase plan                     73                                  1,021                                   1,021
Exercised stock options                         265                                  2,118                                   2,118
Tax benefit on stock options exercised                                               1,410                                   1,410
Restricted Stock                                                   319    5,838                                              5,838
Forfeiture of restricted stock                                     (22)    (410)                                              (410)
Unearned compensation related to
restricted stock                                                         (4,600)                                            (4,600)
Warrants issued as sales incentive
converted into common stock                       3                                     77                                      77
Dividends, $0.24 per share                                                                    (9,660)                       (9,660)
                                           ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                   40,257  $      1      297   $  828    $57,185 $ 129,162 $546     $ 2,920    $ 190,642
                                           ---------------------------------------------------------------------------------------

        The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                              2004        2003           2002
                                                                                        ------------ ----------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                            $ 40,974     $40,304      $ 32,486

      Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                        3,024       2,522          2,176
         Bad debt provisions / (credits)                                                        400       (493)            518
         Reduction in reserve requirements applicable to the Metier transaction                   -       (882)        (5,698)
         Realized gains on sales of short term investments                                  (2,049)     (1,015)          (727)
         Deferred income taxes                                                                1,101       3,940          (345)
         Stock warrants sales incentive                                                          77       1,777          2,903
         Compensation expense related to restricted stock                                       884           -              -
         Loss on equity investments                                                               -          34            141
         Changes in assets and liabilities:
            Accounts receivable and revenue earned in excess of billing, net                  (469)     (5,836)          4,748
            Other current assets                                                              (300)         232          (406)
            Accrued payroll and other liabilities                                             4,046       4,411        (2,933)
            Deferred revenues                                                                   783       (851)          (165)

                                                                                        ------------ ----------- --------------
      Net cash provided by operating activities                                              48,471      44,143         32,698
                                                                                        ------------ ----------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment expenditures                                               (12,017)     (4,226)        (2,078)
         Equity and other investments                                                             -         223              -
         Purchase of short term investments:
             Investments in mutual funds                                                   (72,825)    (52,313)       (15,228)
             Investments in term deposits with banks                                       (21,516)           -        (4,614)
         Proceeds from sales of short term investments:
             Proceeds from sales of mutual funds                                             65,866      33,924         28,084
             Maturities of term deposits with banks                                           7,394       2,162          2,568
                                                                                        ------------ ----------- --------------
      Net cash (used in) / provided by investing activities                                (33,098)    (20,230)          8,732
                                                                                        ------------ ----------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                           3,140       6,538          6,616
         Common stock repurchases                                                           (1,479)       (160)        (3,361)
         Dividends paid                                                                     (9,685)    (52,260)              -
                                                                                        ------------ ----------- --------------
      Net cash (used in) / provided by financing activities                                 (8,024)    (45,882)          3,255
                                                                                        ------------ ----------- --------------

Effect of foreign currency exchange rate changes on cash                                    (1,061)       (170)            235
                                                                                        ------------ ----------- --------------
Net increase/(decrease) in cash and cash equivalents                                          6,288    (22,140)         44,920
Cash and cash equivalents, beginning of year                                                102,854     124,994         80,074
                                                                                        ------------ ----------- --------------

Cash and cash equivalents, end of year                                                      $109,142     $102,854     $124,994
                                                                                        ============ =========== ==============

Non cash investing and financing activities:
      Cash dividends declared but unpaid                                                     $2,433      $2,401              -
      Stock warrants                                                                             77           -              -

Cash paid for income taxes                                                                    5,543       5,582         10,100

        The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Syntel, Inc. and Subsidiaries (the "Company") provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, healthcare, transportation, retail, and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing (BPO).

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

Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel"), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

         o Syntel Limited ("Syntel India"), an Indian limited liability company formerly known as Syntel (India) Ltd.;
         o Syntel Singapore PTE., Ltd. ("Syntel Singapore"), a Singapore limited liability company;

         o Syntel Europe, Ltd. ("Syntel U.K."), a United Kingdom limited liability company;
         o Syntel Canada Inc. ("Syntel Canada"), an Ontario limited liability company;
         o Syntel Deutschland GmbH ("Syntel Germany"), a German limited liability company;
         o Syntel Hong Kong Ltd. ("Syntel Hong Kong"), a Hong Kong limited liability company;
         o Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company;
         o Syntel Delaware LLC ("Syntel Delaware"), a Delaware limited liability company;
         o    SkillBay LLC ("SkillBay"), a Michigan limited liability company;
         o Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company; and
         o Syntel Consulting Inc ("Syntel Consulting"), a Michigan limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware LLC (as of December 31,
2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is: o Syntel Solutions (Mauritius) Ltd. ("Syntel Solutions"), a Mauritius limited liability company.

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

Revenue on fixed-price, applications development and integration projects in the Company's application outsourcing and e-Business segments are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

Revenues are reported net of sales incentives.

Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus ("EITF") 01-14, "Income Statement Characterization of Reimbursement Received for `Out of Pocket' Expenses Incurred".

CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, approximately $29.1 million and $29.1 million respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's current assets and current liabilities approximate their carrying values because of their short maturities. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. The Company has cash deposited with financial institutions which, at times, may exceed the limits federally insured limits.

Our customer base consists primarily of Global 2000 companies and accordingly our accounts receivable is not exposed to significant credit risk. The Company establishes an allowance for doubtful accounts as a provision for known and inherent collection risks related to its accounts receivable. The estimation of the provision is primarily based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

SHORT TERM INVESTMENTS

The Company's short-term investments consist of short-term mutual funds, which have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of these investments that are other than temporary declines, are included in other income. The cost of securities sold is determined on the weighted average method.

Investments include Term deposits with original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet.

LONG-LIVED ASSETS (OTHER THAN GOODWILL)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes no assets were impaired at December 31, 2004.

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
Leasehold improvements                               Life of lease
Leasehold land                                       Life of lease

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $3.1 million, $2.5 million and $ 2.2 million, respectively.

GOODWILL

Effective January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment at least annually.

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

During 2004, the Company provided $0.4 million towards allowance for doubtful accounts. At December 31, 2004 and 2003, the allowance for doubtful accounts was $1.2 million and $0.8 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

During 2004, the Company has reversed $1.7 million of the tax provision related to the year 2000 and credited it to the current period's income tax expenses. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period's income tax expenses.

         In addition, during 2004 Syntel India has accounted for a credit of approximately $0.5 million in respect of US branch profit taxes related to prior periods up to June 30, 2004.

The revision in estimates noted above had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2004 by $0.05 per share.

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

EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with SFAS No. 128 "Earnings per share".

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

The Company has stock options, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of shares which have been granted pursuant to the stock option plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefits on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel's U.S. payroll. Eligible employees may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plans. The Company may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2004, no contributions have been made.

Eligible employees of the Company receive benefits under the Provident Fund ("PF"), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee's salary. The Company has no further obligations under the plan beyond its monthly contributions. These contributions are made to the fund administered and managed by the Government of India. The Company's monthly contributions are charged to income in the period they are incurred.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the "Gratuity Plan") covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee's salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $0.7 million and $0.7 million as of December 31, 2004 and 2003, respectively, and are included within `Accrued payroll and related costs'.

VACATION PAY

The accrual for vacation pay is determined for the entire available leave balance standing to the credit of the employees at year-end and eligible for carry-forward, valued at gross compensation rates.


STOCK BASED COMPENSATION

As permitted by SFAS No. 123, the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". Had the fair value of each stock option granted been determined consistent with the methodology of SFAS No. 123, "Accounting for Stock Based Compensation", the pro forma impact on the Company's net income and earnings per share is as follows:


                                                                    YEAR ENDED DECEMBER 31

   Pro forma net income                                     2004             2003              2002
                                                   ----------------------------------------------------
                                                          (In thousands, except per share data)

     Net income as reported                               $ 40,974          $ 40,304          $ 32,486
         Stock based compensation expenses
         recognized in statement of income, net
         of tax                                                713                 -                 -
         Stock based compensation expense
         determined under the fair value method,
         net of tax                                        (1,642)           (1,216)           (1,787)
                                                   ----------------   ---------------  ----------------
         Pro forma net income                             $ 40,045          $ 39,088          $ 30,699
                                                   ================   ===============  ================
    Earnings per share as reported
         Basic                                            $   1.02          $   1.02          $   0.84
         Diluted                                              1.01              0.99              0.81

   Earnings per share, pro forma
         Basic                                            $   1.00          $   0.99          $   0.79
         Diluted                                              0.99              0.96              0.77

   Weighted average common shares outstanding
         Basic                                              40,216            39,609            38,733
         Diluted                                            40,469            40,797            39,917

   Estimated fair value of options granted                $   5.78          $   5.61          $   5.86

   Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                            2004                2003               2002
                                                   -----------------------------------------------------
              Risk free interest rate                      3.72%               3.35%              3.25%
              Expected life                                 5.00                5.00               5.00
              Expected volatility                         71.94%              75.80%             79.16%
              Expected dividend yield                      1.37%               0.97%              0.00%

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

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, SFAS 123 No.(R) was issued, which replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25, as allowed by SFAS
No. 123, and provides disclosure in notes to financial statements as required by SFAS No. 123. The Company is required to adopt SFAS No. 123(R) starting from the third quarter of 2005. We expect the adoption of SFAS No. 123(R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

In December 2004, SFAS No. 153, "Exchanges of Non-monetary Assets--an amendment to APB Opinion No. 29" was issued. This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2") was issued, providing guidance under SFAS No. 109, "Accounting for Income Taxes" for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

3.  ACQUISITIONS

METIER, INC.

During 1999, the Company acquired substantially all the business and assets of Metier, Inc. The consideration for the Metier acquisition in 1999 included a $1.6 million dollar payment to the Metier shareholders, which was to be made in April 2000, and 300,000 shares of Syntel Common Stock, which were to be issued in September 2000. During 2000, the Company entered into litigation with the former shareholders of Metier and consequently, the $1.6 million dollar payment was not made and the 300,000 shares were not issued. In April 2002, the Company reached a resolution with the Metier shareholders wherein the $1.6 million dollar payment was not made, the 300,000 shares were not issued and the Company paid $2.3 million in settlement and legal costs. Additionally, during the last quarter of 2002, the Company also settled certain of the Metier related and other litigation and in connection with these settlements, the Company reversed an accrual of approximately $5.7 million of the accrued Metier liability during 2002 having an earnings per share impact of $0.08 per share. The final settlements relating to the Metier liability were made during the third quarter of 2003 and accordingly, the remaining accrual of approximately $0.9 million was also reversed.

IMG, INC.

During 1999, the Company acquired the business and assets of IMG, Inc. This acquisition resulted in goodwill of $1.1 million that has been allocated to the e-Business reporting unit. In accordance with the provisions of SFAS No. 142 the Company evaluates the carrying value of goodwill as of June 30 every year. The Company has determined that the goodwill has not been impaired and consequently no impairment has been recorded during the years 2004 or 2003.

4.   SHORT TERM INVESTMENTS

        Short term investments included the following at December 31, 2004 and 2003:

                                                  2004             2003
                                                  ----             ----
                                                      (in thousands)
Investments in marketable securities at
carrying value                                    $ 36,106         $ 26,137
Term deposits with banks                          $ 22,793            7,845
                                          ----------------- ----------------
Total Short-term Investments                      $ 58,899         $ 33,982
                                          ================= ================

         a) Investment in marketable securities (primarily Indian Mutual Funds) included the following at December 31, 2004, 2003 and 2002:

                                                   2004             2003              2002
                                                   ----             ----              ----
                                                            (in thousands)
Cost                                              $ 35,456         $ 25,220
Unrealized gain, net                                   650              917
                                          ----------------- ---------------- -----------------
Carrying value                                    $ 36,106         $ 26,137
                                          ================= ================ =================
Gross realized gains                               $ 2,049          $ 1,015             $ 734
Gross realized losses                                    -                -               (7)
Dividend income                                          -                -                84
Proceeds on sale of securities                      65,866           33,924            28,084
Purchase of securities                              72,825           52,313            15,228

         b) Investment in term deposits with banks included the following at December 31, 2004 and 2003:

                                                   2004              2003
                                                   ----              ----
                                                       (in thousands)
Cost                                              $ 22,793          $ 7,845
                                          ================= ================
Maturities of term deposits                          7,394            2,162
Purchase of term deposits                         $ 21,516              $ -

5.   STOCK WARRANTS SALES INCENTIVE

     During 2002, the Company granted to a significant customer immediately exercisable warrants entitling the customer to purchase 322,210 shares of the Company's stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer achieving a specified minimum level of purchases of services (the "Performance Milestone") from the Company over a specified performance period ended on October 16, 2003. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

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

6.   REVENUE EARNED IN EXCESS OF BILLINGS AND DEFERRED REVENUE

     Revenue earned in excess of billings consists of:

                                                                                  2004            2003
                                                                               -------------------------
                                                                                   (In thousands)
           Unbilled revenue for time and material projects                       $2,144           $2,427
           Unbilled revenue for fixed price projects                              2,246            3,897
                                                                               -------------------------
                                                                                 $4,390           $6,324
                                                                               =========================

     Deferred revenue consists of:
                                                                                   2004             2003
                                                                               -------------------------
                                                                                   (In thousands)
           Deferred revenue on uncompleted fixed price development
           contracts                                                             $4,123           $3,801
           Advance billing on application management & support
           contracts                                                              1,025              378
           Other deferred revenue                                                    83                -
                                                                               -------------------------
                                                                                 $5,231           $4,179
                                                                               =========================

7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2004 and 2003 is summarized as follows:

                                                                     2004         2003
                                                               --------------------------
                                                                    (IN THOUSANDS)

Computer equipment and software                                      $17,651     $14,657
Furniture, fixtures  & other equipment                                 9,966       7,590
Vehicles                                                               1,032         587
Leasehold improvements                                                 1,499       1,244
Leasehold land                                                         1,856       1,282
Capital advances / work in progress                                    5,750         257
                                                               -------------- -----------
                                                                      37,754      25,617
Accumulated depreciation and amortization                             21,290      18,502
                                                               -------------- -----------
                                                                     $16,464      $7,115
                                                               ============== ===========



8.   LINE OF CREDIT

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million. The line of credit has been renewed and now expires on August 31, 2005. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. No borrowings were outstanding at December 31, 2004 and 2003.

9.  LEASES

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2004 are as follows:

                                     (In thousands)

                      2005            $ 2,373
                      2006              2,311
                      2007              1,773
                      2008              1,689
                      2009              1,666
                                    ---------
                                    $   9,812
                                    =========

     Total rent expense amounted to approximately $2.2 million; $2.6 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10.  INCOME TAXES

     Income before income taxes for the Company's U. S. and foreign operations was as follows:

                                                                       2004          2003            2002
                                                              --------------------------------------------
                                                                            (In thousands)

       U. S.                                                       $ 12,147      $ 15,168        $ 21,357
       Foreign                                                       34,080        38,412          23,608
                                                              -------------- ------------- ---------------
                                                                   $ 46,227      $ 53,580        $ 44,965
                                                              ============== ============= ===============

     The provision for income taxes is as follows:

                                                                      2004           2003            2002
                                                            ----------------------------------------------
                                                                           (In thousands)
       Current
          Federal                                                  $ 1,672        $ 3,947         $ 7,389
          State                                                        305            720           1,348
          Foreign                                                    2,175          4,635           3,946
                                                            ----------------------------------------------
             Total current provision                                 4,152          9,302          12,683
                                                            ----------------------------------------------
       Deferred
          Federal                                                      221          3,332           (292)
          State                                                         40            608            (53)
          Foreign                                                      840              -               -
                                                            ----------------------------------------------
            Total deferred provision (benefit)                       1,101          3,940           (345)
                                                            ----------------------------------------------
            Total provision for income taxes                       $ 5,253       $ 13,242        $ 12,338
                                                            ==============================================

     The components of the net deferred tax asset are as follows:

                                                                                       2004          2003
                                                                                    -----------------------
                                                                                         (In thousands)
       Deferred tax assets
          Impairment of investments and capitalized development costs                 $ 1,814       $ 2,632
          Property, plant and equipment                                                   149             -
          Accrued expenses and allowances                                               1,717         1,109
          Advanced billing receipts                                                       602           211
                                                                                    -----------------------
       Total Deferred tax assets                                                        4,282         3,952
                                                                                    -----------------------
         Deferred tax liabilities
         Provision for branch tax on dividend
         equivalent in India                                                          (1,183)             -
         Provision for tax on unrealized gains in India                                 (102)
                                                                                    -----------------------
       Total Deferred tax liabilities                                                 (1,285)             -
                                                                                    -----------------------

                                                                                    -----------------------
       Net deferred tax assets                                                        $ 2,997       $ 3,952
                                                                                      =====================

       Balance sheet classification of the net deferred tax asset is summarized as follows:

                                                                                     2004          2003
                                                                                 --------------------------
                                                                                        (In thousands)

       Deferred tax asset, current                                                    $ 1,895       $ 1,300
       Deferred tax asset, non-current                                                  1,102         2,652
                                                                                 --------------------------
                                                                                      $ 2,997       $ 3,952
                                                                                 ==========================

     Syntel's software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the "Act"), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2009 whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years.

     With effect from 1st April 2003 one of the Company's Software Development Units has ceased to enjoy the above-mentioned tax exemption. Provision for Indian Income Tax is made only in respect of business profits generated from this software development unit, to the extent they are not covered by the above exemptions and on income from investments and interest income.

     The benefit of the tax Holiday granted by the Indian authorities was $7.6 million, $9.1 million and $5.9 million for the years 2004, 2003 and 2002, respectively.

     The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

     However, the American Jobs Creation Act of 2004 enacted on October 22, 2004 ("the Jobs Act") provides for reduced US income tax rates for repatriation of foreign earnings that occurs prior to December 31, 2005. While the company has no current plans for the repatriation of foreign earnings, the company is evaluating the potential effects of the Jobs Act and foreign laws that might effect any such repatriation. If the company determined to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2004 (without considering the Jobs Act provisions), the company would have accrued taxes of approximately $52.8 million. If the company determined to repatriate all undistributed repatriable earnings of foreign subsidiaries (under the Jobs Act), the company would accrue taxes, which would be material in amount but significantly less than $52.8 million mentioned above.

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:

                                                             2004           2003            2002
                                                        -------------------------------------------
                                                                   (In thousands)

Income before income taxes                                $ 46,227        $ 53,580        $ 44,965
                                                        -------------------------------------------

Statutory provision                                          35.0%           35.0%           35.0%
State taxes, net of federal benefit                           1.0%            1.0%            1.7%
Tax-free investment income                                  (0.4%)          (0.6%)          (0.9%)
Foreign effective tax rates different from US
   Statutory Rate                                          (19.3%)         (16.4%)          (9.6%)
Tax reserves                                                (3.8%)            5.7%            1.6%
Other, net                                                  (1.1%)            0.0%          (0.4%)
                                                        -------------------------------------------
Total Provision                                              11.4%           24.7%           27.4%
                                                        -------------------------------------------

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

       During the year ended December 31, 2004, the Company has reversed $1.7 million of such tax provision related to the year 2000 and credited it to the current year's income tax expenses. During the year ended December 31, 2004, 2003 and 2002, the effective income tax rate was 11.4%, 24.7% and 27.4% respectively. The effective income tax rate during the year ended December 31, 2004, without adjusting the above-mentioned reversal, the tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc., was 17.3%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

       Syntel India has not provided for disputed Indian income tax liabilities aggregating $2.18 million for the financial years 1995-96 to 2000-01. Syntel India has obtained an opinion from one independent legal counsel (former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1999-2000 and 2000-01, which support Syntel India's stand in this matter. During the second quarter of 2004, Syntel India also obtained opinions from the said legal counsel for the periods 1995-96 to 1997-98 and periods beginning with financial year 2001-02 to date which also support Syntel India's stand in this matter.

       Syntel India had filed an appeal with Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income Tax Department has appealed this favorable decision with the Income Tax Appellate Tribunal. A similar appeal filed by Syntel India with Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also received orders for appeals filed with Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and for the other three years the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the Income tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals).

       Further, Syntel India has received demand for interest amounting to $0.019 million and $0.013 million for late payment of demand pertaining to the financial year 2000-01 and 1999-00 respectively, against which Syntel India had filed appeals with Commissioner of Income Tax (Appeals). The said appeals have been dismissed. Syntel India is in the process of filing petition with Chief Commissioner of Income tax.

       On February 28, 2005, Syntel India has received a demand from the Indian income tax authorities for Indian Income tax of $3.403 million for the financial year 2001-02. Out of this amount Syntel India has not provided for $2.968 million. Syntel India has obtained an opinion from an independent legal counsel (former Chief Justice of the Supreme Court of India) supporting Syntel India's position for an item of dispute amounting to $0.386 million. For the other items of dispute, Syntel India has obtained an opinion from another independent legal counsel (former Chief Justice of the Supreme Court of India) which supports Syntel India's stand in this matter. Further, Syntel India is in the process of filing an appeal with the Commissioner of Income Tax (Appeals).


       All above tax exposures involve complex issues and may need an extended period to resolve the issues with Indian Income Tax Authorities.

       TAX CREDIT

       During the year ended December 31, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company recently completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes.

       In addition, during the year ended December 31, 2004 Syntel India has accounted for a credit of approximately $0.5 Million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from provision for income taxes to deferred tax liability.

11.  EARNINGS PER SHARE

    The reconciliation of earnings per share computations for the years 2004, 2003, and 2002 are as follows:

                                        2004                     2003                       2002
                               -----------------------   ----------------------     ----------------------
                                              Per                      Per                        Per
                                 Shares      Share         Shares     Share           Shares     Share
                               -----------------------   ----------------------     ----------------------
                                                 (In thousands, except per share data)
    Basic earnings per share
    (1)                             40,216     $1.02        39,609      $1.02          38,733      $0.84
    Potential dilutive effect
    of stock options and
    warrants outstanding               253     (0.01)        1,188      (0.03)          1,184       (.03)
                               -----------------------   ----------------------     ----------------------
                                    40,469     $1.01        40,797      $0.99          39,917      $0.81
                               =======================   ======================     ======================

    (1) Represents weighted average number of common shares

     As of December 31, 2004, 2003 and 2002, stock options to purchase 135,700, 44,500 and -0- shares of Common Stock, respectively, at a weighted average price per share of $24.13, $25.00 and $-0- respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was anti-dilutive.

12.  DIVIDEND

     The Board of Directors at its meeting on March 3, 2005 has declared a special dividend of $1.50 per share payable to Syntel shareholders of record at the close of business on March 14, 2005. The dividend is payable on March 31, 2005.

     The shareholders of record as of December 31, 2004 have been paid $0.06 per share on January 14, 2005.

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

     Per share dividends paid for the year 2004 was $0.24. During the year 2003 and 2002 $1.31 and $-0- respectively per share dividends were paid.

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

     For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense was being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options. The Company applies APB Opinion No. 25 and related Interpretations in accounting for this plan. In accordance with APB Opinion No. 25, no compensation cost would need to be recognized for the options granted post 1998 as the exercise price equaled the fair value of value of the shares on the date of the grant.

     Stock option activity during the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                                               Weighted
                                                                               Number           Average
                                                                             of Shares           Price
                                                                          -----------------------------------
      Shares under option
                  Outstanding, January 1, 2002                                   2,748,296            $ 7.68
             Activity during 2002
                  Granted, price equals fair value                                 674,598             12.31
                  Exercised                                                        853,083              7.14
                  Forfeited                                                        223,629              9.19
                  Expired                                                            7,708              8.38
                                                                          -----------------------------------
                  Outstanding, December 31, 2002                                 2,338,474              9.07
             Activity during 2003
                  Granted, price equals fair value                                 273,250             18.90
                  Exercised                                                        694,858              8.39
                  Forfeited                                                        587,127             11.55
                  Expired                                                           14,329             10.92
                                                                          -----------------------------------
                    Outstanding, December 31, 2003                               1,315,410             10.33
             Activity during 2004
                  Granted, price equals fair value                                  85,711             25.33
                  Exercised                                                        264,613              8.01
                  Forfeited                                                        247,352             15.95
                  Expired                                                            5,833              7.74
                                                                          -----------------------------------
                    Outstanding, December 31,2004                                  883,323             10.93
                                                                          ===================================
                    Exercisable, December 31, 2002                                 495,418            $ 7.61
                    Exercisable, December 31, 2003                                 379,672            $ 7.94
                    Exercisable, December 31, 2004                                 400,830            $ 8.38
                                                                          ===================================

     The following tables sets forth details of options outstanding and exercisable at December 31, 2004:


     -------------------------- --------------------------------------------- -------------------------------
                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE

     -------------------------- --------------------------------------------- -------------------------------
     Range of Exercise Prices       Number          Weighted      Weighted        Number         Weighted
                                  Outstanding        Average      Average      Exercisable       Average
                                                    Remaining     Exercise                    Exercise Price
                                                   Contractual     Price
                                                  Life (years)
     -------------------------- ---------------- -------------- ------------- --------------- ---------------
     $3.3191 - $6.6380                  309,774           5.90         $5.07         140,317           $5.12
     $6.6381 - $9.9570                  209,531           5.10          8.29         175,320            8.31
     $9.9571 - $13.2760                  85,368           6.50         11.59          44,268           11.42
     $13.2761 - $16.5950                142,350           7.50         14.53          30,475           14.40
     $16.5951 - $19.9140                 11,600           7.30         18.88           3,000           18.77
     $19.9141 - $23.2330                 25,700           9.20         21.40               -               -
     $23.2331 - $26.5520                 81,500           8.80         24.25           7,450           24.63
     $26.5521 - $29.8710                 17,500           9.10         28.25               -               -
     -------------------------- ---------------- -------------- ------------- --------------- ---------------
                                        883,323           6.50       $ 10.93         400,830          $ 8.38
                                ---------------- -------------- ------------- --------------- ---------------

     The Company has an employee stock purchase plan, which provides for employees to purchase pre-established amounts of the Company's Common Stock as determined by the compensation committee. The price at which employees may purchase Common Stock is set by the compensation committee as not less than the lesser of 85% of the fair market value of the Common Stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the Common Stock on the last day of the purchase period. The Company has reserved 1.5 million shares of Common Stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum contribution value, which may not exceed $21,250 for each calendar year in which a purchase period occurs. As of December 31, 2004 and 2003 the Company has $0.5 million and $0.5 million, respectively of employee withholdings, included in accrued payroll and related costs in the balance sheet to be used to purchase company stock. As of December 31, 2004 and 2003, 848,899 and 917,218 shares of Common Stock were available under the plan.

     RESTRICTED STOCK:

     On different dates during the quarter ended June 30, 2004 the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The stocks were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30%, and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively.

     Based upon the market value on the grant dates, the Company recorded $5.83 million of unearned compensation during the quarter ended June 30, 2004, included as a separate component of shareholders equity to be expensed over the four year's service period on a straight line basis. During the year ended December 31, 2004, the Company reversed $0.40 million of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.83 million as compensation cost on account of these stock grants.

     The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. For the year ended December 31, 2004, the Company recorded $0.05 million as compensation cost for dividends paid on shares of unvested restricted stock.

14.  COMMITMENTS & CONTINGENCIES

     Syntel's subsidiaries have commitments for capital expenditures (net of advances) of $9.7 million primarily related to the technology Campus being constructed at Pune, India, as of December 31, 2004.

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

15. EMPLOYEE BENEFIT PLANS

     Provident Fund Contribution expense recognized by Syntel India was $0.5 million; $0.2 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Expense recognized by Syntel India under the Gratuity Plan was $0.02 million; $0.3 million; and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

16.  ALLOWANCES FOR DOUBTFUL ACCOUNTS

     The movement in the allowance for doubtful accounts for the years 2004, 2003 and 2002 are as follows:

                                                                   2004           2003           2002
                                                                 --------------------------------------
                                                                             (In thousands)
          Balance, beginning of year                              $ 809        $ 3,551        $ 6,004
          Provisions (reductions), net                              400          (493)            518
          Write-offs                                               (27)        (2,267)        (3,071)
          Others                                                     31             18            100
                                                                 --------------------------------------
          Balance, end of year                                  $ 1,213          $ 809        $ 3,551
                                                                 --------------------------------------

17.  SEGMENT REPORTING

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

     The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

         o Application Outsourcing,
         o e-Business,
         o TeamSourcing; and
         o Business Process Outsourcing (BPO).

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

     Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

     The accounting policies of the segments are the same as those presented in Note - 2. Management allocates all corporate expenses to the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment.

                                                      2004              2003             2002
                                                  ----------------------------------------------
                                                               (In Thousands)
Net Revenues
       Applications Outsourcing                      $143,007         $136,424          $113,981
       e-Business                                      29,249           33,795            31,951
       TeamSourcing                                    12,480            9,288            15,575
       BPO                                              1,837                -                 -
                                                  ----------------------------------------------
                                                      186,573          179,507           161,507
Gross Profit
       Applications Outsourcing                        62,696           62,282            54,053
       e-Business                                      11,302           14,389            11,429
       TeamSourcing                                     4,598            1,137             2,015
       BPO                                                857                -                 -
                                                  ----------------------------------------------
                                                       79,453           77,808            67,497
Selling, general and administrative
expenses                                               36,999           28,278            31,421
Reduction in reserve requirements for
Metier transaction                                          -            (882)           (5,698)

                                                  ----------------------------------------------
INCOME FROM OPERATIONS                              $ 42,454          $ 50,412          $ 41,774
                                                  ===============================================

     The Company's largest customer in 2004, 2003 and 2002 was American
     Express,
                                      86
     which was the only customer who accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $29.4 million, $28.8 million and $28.6 million, contributing approximately 16%, 16% and 18% of total consolidated revenues during 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 accounts receivable, from this customer were $1.5 million and $2.0 respectively. All revenue from this customer was generated in the Applications Outsourcing segment.

18. GEOGRAPHIC INFORMATION

     Customers of the Company are primarily situated in the United States. Net revenues and net income (loss) from each geographic location were as follows:

                                                                          2004             2003            2002
                                                                        --------------------------------------------
                                                                                     (In thousands)
       Net revenues
           North America, primarily United States                           $ 167,240      $ 163,121       $ 148,326
           India                                                               90,230         71,823          43,891
           UK                                                                  13,410         15,303          12,182
           Far East, primarily Singapore                                        1,501            907             830
           Germany                                                              2,692            720              85
           Inter-company revenue elimination (primarily India)
                                                                              (88,500)       (72,367)        (43,807)
                                                                        --------------------------------------------
           Net revenues                                                     $ 186,573      $ 179,507       $ 161,507
                                                                        ============================================
       Net income (loss)
           North America, primarily United States                           $  10,459      $   6,650       $  12,824
           India                                                               28,831         33,168          19,808
           UK                                                                   1,732            895             324
           Far East, primarily Singapore                                          194          (114)            (32)
           Germany                                                              (242)          (295)           (438)
                                                                        --------------------------------------------
           Net Income                                                       $ 40,974       $ 40,304        $ 32,486
                                                                        ============================================
       Assets, December 31
           North America, primarily United States                           $ 110,613       $ 99,740       $ 125,932
           India                                                              106,014         75,754          50,447
           UK                                                                   8,892          9,015           6,808
           Far East, primarily Singapore                                          560             80             363
           Germany                                                                889            609              22
                                                                        --------------------------------------------
                                                                            $ 226,968      $ 185,198       $ 183,572
                                                                        ============================================

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter were as follows:

                                                         First        Second     Third     Fourth     Full Year
                                                          Quarter     Quarter     Quarter   Quarter
                                                                  (In thousands, except per share data)
   2004
   Net revenues                                             $45,089      $45,846   $46,602   $49,036    $186,573
   Cost of revenues                                          26,085       26,234    27,014    27,787     107,120
                                                         --------------------------------------------------------
                  Gross profit                               19,004       19,612    19,588    21,249      79,453

   Selling, general and administrative expenses               8,839        8,822     8,850    10,488      36,999
                                                         --------------------------------------------------------
                  Income from operations                     10,165       10,790    10,738    10,761      42,454

   Other income, principally interest                           996          357       753     1,667       3,773
                                                         --------------------------------------------------------
                  Income before income taxes                 11,161       11,147    11,491    12,428      46,227
   Provision for (benefit from) income taxes                  1,839        1,742     (402)     2,074       5,253
                                                         --------------------------------------------------------
                  Net income                                 $9,322       $9,405   $11,893   $10,354     $40,974
                                                         ========================================================
   Earnings per share, diluted (c)                            $0.23        $0.23     $0.29     $0.26       $1.01
                                                         ========================================================
   Weighted average shares outstanding, diluted              40,614       40,510    40,335    40,416      40,469
                                                         ========================================================
   2003

   Net revenues (a)                                         $44,078      $43,915   $44,105   $47,409    $179,507
   Cost of revenues                                          25,080       24,156    25,738    26,725     101,699
                                                         --------------------------------------------------------
                  Gross profit                               18,998       19,759    18,367    20,684      77,808

   Selling, general and administrative expenses (b)           7,889        6,509     6,253     7,627      28,278
   Reduction in reserve requirements applicable to
   Metier transaction                                             -            -     (882)         -       (882)
                                                         --------------------------------------------------------
                  Income from operations                     11,109       13,250    12,996    13,057      50,412

   Other income, principally interest                           615          845       632     1,076       3,168
                                                         --------------------------------------------------------
                  Income before income taxes                 11,724       14,095    13,628    14,133      53,580
   Provision for income taxes                                 3,347        3,821     2,884     3,190      13,242
                                                         --------------------------------------------------------
                  Net income before loss from
                  equity investments                          8,377       10,274    10,744    10,943      40,338

   Loss / (Income) from equity investments                       25           22      (13)         0          34
                                                         --------------------------------------------------------
                  Net income                                $ 8,352      $10,252   $10,757   $10,943     $40,304
                                                         ========================================================

   Earnings per share, diluted (c)                          $  0.21      $  0.25   $  0.26   $  0.27     $  0.99
                                                         ========================================================
   Weighted average shares outstanding, diluted              40,493       40,638    40,975    41,081      40,797
                                                         ========================================================

a) As discussed in Note 5, the Company recorded a $1.7 million stock warrant sales incentive as a reduction of revenue during the year 2003. Quarterly breakdown for which is as below

     Q1-2003 -  $(0.1)million
     Q2-2003 -  $ 0.1 million
     Q3-2003 -  $ 1.6 million
     Q4-2003 -  $ 0.1 million


b) Includes reversals on account of:

(i) Successful recovery of receivables previously provided for as allowance for doubtful accounts of approximately $0.8 million and $0.5 million in the second and third quarter respectively, net of amounts provided for in the first quarter of approximately $0.8 million.
(ii) Revision of the estimated reserve for various litigation and legal fees due to settlements and other changes in estimates of underlying legal costs of $0.5 million, $0.5 million, $1.7 million and $0.2 million in the first, second, third and fourth quarter respectively, including $0.9 million related to Metier transaction in the third quarter.
(iii) Downward revision of the 2002 estimates of bonus compensation of $0.8 million in the first quarter.

c) Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

EXHIBIT INDEX


Exhibit No.       Description


10.10 Amendment to Credit Agreement dated August 19, 2004, between the Registrant and Bank One, NA.

10.11 Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd.

10.12 Lease Deeds, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited.

10.13 Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited.

14                Code of Ethical Conduct

21                Subsidiaries of the Registrant.

31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer