Form 10-Q
period 2005-03-31
SYNTEL INC
filed 2005-05-04
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

Common Stock, no par value: 40,773,526 shares issued and outstanding as of April 25, 2005.

                                  SYNTEL, INC.

                                      INDEX

                                                                               Page
                                                                               ----
Part I Financial Information
        Item 1 Financial Statements
                   Condensed Consolidated Statements of Income                   3
                   Condensed Consolidated Balance Sheets                         4
                   Condensed Consolidated Statements of Cash Flows               5
                   Notes to the Condensed Consolidated Financial Statements      6
        Item 2 Management's Discussion and Analysis of                          14
               Financial Condition and Results of Operations
        Item 3 Quantitative and Qualitative Disclosures about Market Risk       19
        Item 4 Controls and Procedures                                          20
Part II Other Information                                                       22
Signatures                                                                      24
Certificate of Chief Executive Officer                                          36
Certificate of Chief Operating Officer and Chief Financial Officer              37
Certification of Chief Executive Officer and
    Chief Operating Officer and Chief Financial Officer                         38

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                  2005         2004
                                                ---------    ---------
Net revenues                                    $  50,732    $  45,089
Cost of revenues                                   29,704       26,085

                                                ---------    ---------
GROSS PROFIT                                       21,028       19,004

Selling, general and administrative expenses       11,165        8,839

                                                ---------    ---------
Income from operations                              9,863       10,165

Other income, principally interest                  1,136          996

                                                ---------    ---------
Income before income taxes                         10,999       11,161

Provision for income taxes                          2,005        1,839

                                                ---------    ---------
Net income                                      $   8,994    $   9,322
                                                =========    =========

Dividend per share                              $    1.56    $    0.06

EARNINGS PER SHARE :
Basic                                           $    0.22    $    0.23
Diluted                                         $    0.22    $    0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic                                              40,366       40,121
Diluted                                            40,526       40,614

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2005           2004
                                                                                ---------    ------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                  $  73,892    $    109,142
     Short term investments                                                        36,462          58,899
     Accounts receivable, net of allowances for doubtful accounts of $ 1,012
       and $ 1,213 at March 31, 2005 and December 31, 2004, respectively           25,517          28,790
     Revenue earned in excess of billings                                          10,720           4,390
     Deferred income taxes and other current assets                                 7,823           5,891
                                                                                ---------    ------------
           Total current assets                                                   154,414         207,112

Property and equipment                                                             40,065          37,754
     Less accumulated depreciation                                                 22,219          21,290

                                                                                ---------    ------------
           Property and equipment, net                                             17,846          16,464

Goodwill                                                                              906             906

Deferred income taxes and other non current assets                                  2,643           2,486

                                                                                ---------    ------------
           TOTAL ASSETS                                                         $ 175,809    $    226,968
                                                                                =========    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
Current liabilities:
     Accounts payable                                                               2,010           2,394
     Accrued payroll and related costs                                             14,252          13,963
     Income taxes payable                                                           8,640           6,290
     Accrued liabilities                                                            5,731           6,015
     Deferred revenue                                                               4,635           5,231
     Dividends payable                                                              2,446           2,433

                                                                                ---------    ------------
           Total current liabilities                                               37,714          36,326

     SHAREHOLDERS' EQUITY
Total shareholders' equity                                                        138,095         190,642

                                                                                ---------    ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 175,809    $    226,968
                                                                                =========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                          ----------------------
                                                                                            2005         2004
                                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                          $   8,994    $   9,322
      Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                        1,036          666
         Realized gains on sales of available-for-sale securities                              (319)        (542)
         Deferred income taxes                                                                   (1)         (84)
         Stock warrants sales incentive                                                           -           77
         Compensation expense related to restricted stock                                       685            -
      Changes in assets and liabilities :
         Accounts receivable and revenue earned in excess of billings, net                   (3,330)      (1,536)
         Other current assets                                                                (2,048)       2,449
         Accrued payroll and other liabilities                                                2,328        1,314
         Deferred revenues                                                                     (592)      (1,700)

                                                                                          ---------    ---------
Net cash provided by operating activities                                                     6,753        9,967
                                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment expenditures                                                 (2,448)      (1,016)
         Purchase of short term investments :
              Investments in mutual funds                                                    (2,985)     (10,715)
              Investments in term deposits with banks                                        (4,266)      (4,506)
         Proceeds from sales of short term investments :
              Proceeds from sales of mutual funds                                            12,320        6,296
              Maturities of term deposits with banks                                         17,543        7,604
                                                                                          ---------    ---------
Net cash provided by / (used in) investing activities                                        20,164       (2,337)
                                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                           2,133        1,418
         Common stock repurchases                                                              (676)           -
         Dividends paid                                                                     (63,546)      (2,401)
                                                                                          ---------    ---------
Net cash used in financing activities                                                       (62,089)        (983)
                                                                                          ---------    ---------

Effect of foreign currency exchange rate changes on cash                                       (78)         (546)
Net (decrease) / increase in cash and cash equivalents                                      (35,250)       6,101
Cash and cash equivalents, beginning of period                                            $ 109,142    $ 102,854

                                                                                          ---------    ---------
Cash and cash equivalents, end of period                                                  $  73,892    $ 108,955
                                                                                          =========    =========
Non cash investing and financing activities:
      Cash dividend declared but unpaid                                                   $   2,446    $   2,415
      Stock Warrants                                                                              -           77
                                                                                          ---------    ---------
                                                                                          $   2,446    $   2,492
                                                                                          =========    =========

Cash paid for income taxes                                                                $   4,044    $     932
                                                                                          =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company" or "Syntel") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2005, the results of their operations for the three month period ended March 31, 2005 and March 31, 2004, and cash flows for the three months ended March 31, 2005 and March 31, 2004. The year end condensed balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.    PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The consolidated financial statements include the accounts of Syntel, a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

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

      - Syntel Hong Kong Ltd. ("Syntel Hong Kong"), a Hong Kong limited liability company;

      - Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company;

      - Syntel Delaware LLC ("Syntel Delaware"), a Delaware limited liability company;

      -     SkillBay LLC ("SkillBay"), a Michigan limited liability company;

      - Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company; and

      -     Syntel Consulting Inc ("Syntel Consulting"), a Michigan corporation.

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

At March 31, 2005 and 2004, approximately $8.9 million and $26.3 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

6.    STOCK WARRANTS SALES INCENTIVE

In 2000, the Company agreed to grant to a significant customer performance warrants entitling the customer to purchase shares of Company stock. The issuance of the performance warrants is dependent upon the customer meeting performance milestones by purchasing specified minimum levels of services from the Company over a specified period. The Company has estimated that such performance milestones will not be met during the year. Accordingly, the Company has not accounted for these performance warrants. If and when the Company estimates that such performance milestones will be met, the sales incentive associated with the performance warrants will be recorded as a reduction of revenue.

7.    COMPREHENSIVE INCOME

    Total Comprehensive Income for the three months period ended March 31, 2005 and 2004 was as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                     2005        2004
                                                    -------    --------
                                                      (in thousands)
Net income                                          $ 8,994    $  9,322
Other comprehensive income
     - Unrealized gain (loss)                            30        (245)
     - Foreign currency translation adjustments        (405)      1,524

                                                    -------    --------
Total comprehensive income                          $ 8,619    $ 10,601
                                                    =======    ========

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

The following table summarizes the movement in the Capital Structure from Dec 31, 2004

PARTICULARS                                                  NO. OF SHARES
-----------                                                  -------------
                                                             (IN THOUSANDS)
Balance as on December 31, 2004                                     40,257
ADD:
Shares issued on exercise of stock options /purchase plan              281
LESS :
Common Stock repurchased                                               (35)
                                                                    ------
Balance as on March 31, 2005                                        40,503
                                                                    ------

The following table sets forth the computation of earnings per share.

                                                        THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------------------
                                                       2005                      2004
                                              ----------------------    ----------------------
                                              Weighted                  Weighted
                                              Average      Earnings     Average      Earnings
                                               Shares     per Shares     Shares     per Shares
                                              --------    ----------    --------    ----------
                                                  (in thousands, except per share earnings)
Basic earnings per share                        40,366    $     0.22      40,121    $     0.23
Potential dilutive effect of stock options
outstanding                                        160             -         493             -

                                              --------    ----------    --------    ----------
DILUTED EARNINGS PER SHARE                      40,526    $     0.22      40,614    $     0.23
                                              ========    ==========    ========    ==========

9.    SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

      -     Applications Outsourcing

      -     e-Business

      -     TeamSourcing; and

      -     Business Process Outsourcing (BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months period ended March 31, 2005 and 2004 is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                  2005                 2004
                                                --------             --------
                                                       (in thousands)
REVENUES:
     Applications Outsourcing                   $ 39,109             $ 33,854
     e-Business                                    6,868                8,501
     TeamSourcing                                  3,694                2,429
     BPO                                           1,061                  305
                                                --------             --------
                                                $ 50,732             $ 45,089
                                                --------             --------
GROSS PROFIT:
     Applications Outsourcing                   $ 17,087             $ 14,533
     e-Business                                    2,161                3,472
     TeamSourcing                                  1,003                  869
     BPO                                             777                  130
                                                --------             --------
                                                  21,028               19,004

Selling, general and administrative expenses      11,165                8,839

                                                --------             --------
Income from operations                          $  9,863             $ 10,165
                                                ========             ========

During the quarter ended March 31, 2005, one customer, American Express Corp., contributed revenue in excess of 10% of total consolidated revenues. Revenue from this customer was $7.44 million, contributing approximately 14.7% of total consolidated revenues during the first quarter of 2005.

During the quarter ended March 31, 2004, one customer, American Express Corp., contributed revenues in excess of 10% of total consolidated revenues. Revenues from this customer was $6.8 million, contributing approximately 15.1% of total consolidated revenues during the first quarter of 2004.

10.   GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2005               2004
                                                                   ----------          --------
                                                                          (in thousands)
NET REVENUES
     North America, primarily United States                        $   45,287          $ 39,911
     India                                                             26,161            19,783
     UK                                                                 3,319             3,900
     Far East, primarily Singapore                                        303               371
     Germany                                                              402             1,205
     Inter-company revenue elimination (primarily India)              (24,740)          (20,081)
                                                                   ----------          --------
                                               TOTAL REVENUE       $   50,732          $ 45,089
                                                                   ==========          ========
NET INCOME/(LOSS)
     North America, primarily United States                             2,122             1,647
     India                                                              6,350             6,760
     UK                                                                   661               595
     Far East, primarily Singapore                                         (3)               24
     Germany                                                             (136)              296
                                                                   ----------          --------
                                                  NET INCOME       $    8,994          $  9,322
                                                                   ----------          --------

11.   INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                         2005                2004
                                                                       -------              -------
                                                                              (in thousands)
Income before income taxes                                             $10,999              $11,161
                                                                       =======              =======
Statutory provision                                                       35.0%                35.0%
State taxes, net of federal benefit                                        1.0%                 0.7%
Tax-free investment income                                                (0.8%)               (0.5%)
Foreign effective tax rates different from US statutory rate             (17.0%)              (18.7%)
                                                                       -------              -------
EFFECTIVE INCOME TAX RATE                                                 18.2%                16.5%
                                                                       =======              =======

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.6 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods to date, which support Syntel India's stand in this matter.

Syntel India had filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other three years. Syntel India has gone into further appeal with the Income Tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and 1998-99 and the partially favorable decisions for the other years with the Income Tax Appellate Tribunal.

Further, Syntel India has not provided for $2.6 million for the financial year 2001-02 against which the Company has filed an appeal with the Commissioner of Income Tax (Appeals). Syntel India has obtained an opinion from independent legal counsel (former Chief Justice of the Supreme Court of India) which supports Syntel India's stand in this matter. During the quarter Syntel India has obtained opinion from another independent legal counsel (former Chief Justice of the Supreme Court of India) which supports Syntel India's stand in this matter.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $ 0.061 million for financial years 1999-00 to 2001-02, against which Syntel India had filed or is in the process of filing appeals or petitions with the Commissioner of Income Tax (Appeals).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company's financial position.

UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES

The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

However, the American Jobs Creation Act of 2004 enacted on October 22, 2004 ("the Jobs Act") provides for reduced US income tax rates for repatriation of foreign earnings that occurs prior to December 31, 2005. While the Company has no current plans for the repatriation of foreign earnings, the Company is evaluating the potential effects of the Jobs Act and foreign laws that might effect any such repatriation. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2005 (without considering the Jobs Act provisions), the Company would have accrued taxes of approximately $52.3 million. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries (under the Jobs
Act), the Company would accrue taxes, which would be material in amount but significantly less than the $52.3 million mentioned above.

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

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2005              2004
                                                                    ------------      ------------
                                                                            (in thousands)
NET INCOME
      As reported                                                    $     8,994       $     9,322
      Stock based Compensation expense recognized in statement
        of income, net of tax                                        $       598                 -
      Stock based compensation expense determined under the
        fair value method, net of tax                               ($       895)     ($       935)
                                                                    ------------      ------------
PRO FORMA NET INCOME                                                 $      8697       $     8,387
                                                                    ------------      ------------

EARNINGS PER SHARE, PRO FORMA
      Basic earnings per share                                       $      0.22       $      0.21
      Diluted earnings per share                                     $      0.21       $      0.21

EARNINGS PER SHARE AS REPORTED
      Basic earnings per share                                       $      0.22       $      0.23
      Diluted earnings per share                                     $      0.22       $      0.23

WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                                               40,366            40,121
      Diluted                                                             40,526            40,614

Estimated fair value of option granted                               $      2.51       $      5.70

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                    THREE MONTHS ENDED MARCH 31,
                                    ---------------------------
                                     2005                2004
                                    -------            --------
Assumptions
   Risk free interest rate            4.12%             3.13%
   Expected life                      5.00              5.00
   Expected volatility               71.07%            74.83%
   Expected dividend yield            9.83%             0.87%

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

Based upon the market value on the grant dates, the Company recorded $5.83 million of unearned compensation during the quarter ended June 30, 2004, included as a separate component of shareholders equity to be expensed over the four year's service period on a straight line basis. During the quarter ended March 31, 2005, the Company reversed $0.54 million of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.25 million as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. For the quarter ended March 31, 2005, the Company recorded $0.43 million as compensation cost for dividends paid on shares of unvested restricted stock.

13. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended March 31, 2005 increased to $50.7 million from $45.1 in the three months ended March 31, 2004, representing an 12.5% increase. During the first quarter of 2005 the Company witnessed a ramp up in its BPO business. Further, revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of multi-national corporations aggressively outsourcing their applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Also the Company's Client Partner Program has enabled better relationships with key customers leading to continued growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of March 31, 2005 increased by 22.8% to 3,267 employees as compared to 2,660 employees as of March 31, 2004. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per off-shore billable resource are generally lower as compared to an on-site based resource. As of March 31, 2005, the Company had approximately 60.3% of its billable workforce in India as compared to 53.3% as of March 31, 2004. The Company's top five customers accounted for 41.5% of the total revenues in the three months ended March 31, 2005, up from 40.0% of its total revenues in the three months ended March 31, 2004. Moreover, the Company's top 10 customers accounted for 62.0% of the revenues in the three months ended March 31, 2005 as compared to 61.6% in the three months ended March 31, 2004.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $39.1 million for the three months ended March 31, 2005, or 77.1% of total revenues, from $33.8 million, or 75.1% of revenues for the three months ended March 31, 2004. The $5.3 million increase was attributable primarily to revenues from new engagements contributing $20.8 million largely offset by $15.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues decreased to 56.3% of total Applications Outsourcing revenues for the three months ended March 31, 2005, from 57.1% for the three months ended March 31, 2004. The 0.8 percentage point decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2005 was attributable primarily to the increase in the offshore component of business contributing a decrease of approximately 2.2 percentage points, offset by a 1.4 percentage point increase attributable to an increase in compensation cost associated with a special dividend on restricted stock, a performance-based incentive program for delivery teams and increments to onsite resources.

E-BUSINESS REVENUES. e-Business revenues decreased to $6.9 million for the three months ended March 31, 2005, or 13.5% of total revenues, from $8.5 million, or 18.9% of revenues for the three months ended March 31, 2004. The $1.6 million decrease was attributable primarily to lost revenues as a result of project completion and a net reduction in revenue from existing projects jointly contributing $4.3 million offset by revenues from new engagements contributing $2.7 million.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. e-Business cost of revenues increased to 68.5% of total e-Business revenues for the three months ended March 31, 2005, from 59.2% for the three months ended March 31, 2004. The 9.3 percentage point increase in cost of revenues as a percent of revenues for the three months ended March 31, 2005 is principally attributable to an increase in compensation cost associated with a special dividend on restricted stock and a performance-based incentive program for delivery teams and also to increases in onsite resources and hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

TEAMSOURCING REVENUES. TeamSourcing revenues increased to $3.7 million for the three months ended March 31, 2005, or 7.3% of total revenues, from $2.4 million, or 5.4% of total revenues for the three months ended March 31, 2004. The $1.3 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal which helps clients of Syntel with their supplemental staffing requirements, contributing $1.9 million largely offset by $0.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finders fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 72.8% of TeamSourcing revenues for the three months ended March 31, 2005, from 64.2% for the three months ended March 31, 2004. The 8.6 percentage point increase in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to the increase in compensation cost associated with a special dividend on restricted stock, a performance-based incentive program for delivery teams and increments to onsite resources.

BPO REVENUES. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $1.1 million or 2.1% of total revenues for the three months ended March 31, 2005 as against 0.3 million or 0.7% for the three months ended March 31, 2004. As of February 1, 2005, the Company signed a joint venture with a large banking instituition which has helped it to ramp up its business in the BPO segment.

BPO COST OF REVENUES. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finders fees, trainee compensation, and travel. The cost of revenues was 26.8% of the segment's revenues for the three months ended March 31, 2005 and 57.4% of the segment's revenues for the three months ended March 31, 2004. The 30.6 percentage point decrease in cost of revenues, as a percent of total BPO revenues was attributable primarily to a higher utilization of billable consultants.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended March 31, 2005 were $11.2 million or 22.0% of total revenues, compared to $8.8 million or 19.6% of total revenues for the three months ended March 31, 2004.

Selling, general and administrative costs for the three months ended March 31, 2005 include an one time special performance based incentive program for sales teams of $0.4 million and compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million.

After removing the impact of the two above-mentioned items, selling, general, and administrative expenses were 21.0% and 19.6% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

This 1.4 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to increases in costs related to an increase in compensation costs of $0.4 million in the US and India, an increase in recruiting expenses of $0.1 million, depreciation of $0.4 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, an increase in travel expenses of $0.2 million, legal expenses of $0.2 million, consultancy charges of $0.3 million, and office expenses of $0.2 million, which resulted in an approximately 3.6 percentage point increase, partially offset by, increases in revenue in the three months ended March 31, 2005 as against the three months ended March 31, 2004, which resulted in an approximately 2.2 percentage point decrease.

INCOME TAXES

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended March 31, 2005 and March 31, 2004, the effective income tax rate was 18.2% and 16.5% respectively.

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

Net cash generated by operating activities was $6.7 million for the three months ended March 31, 2005, compared to $9.9 million for the three months ended March 31, 2004. The number of days sales outstanding in net accounts receivable was approximately 64 days and 67 days as of March 31, 2005 and March 31, 2004, respectively. The decrease in the number of day's sales outstanding in net accounts receivable was due to relatively higher collections during the three months ended March 31, 2005.

Net cash provided by investing activities was $20.2 million for the three months ended March 31, 2005, consisting principally of $29.9 million for the sale of short term investments partially offset by $2.4 million of capital expenditures, consisting principally of capital work in progress, including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment and the purchase of short term investments of $7.3 million. Net cash used in investing activities was $2.3 million for the three months ended March 31, 2004, consisting principally of $15.2 million for the purchase of short term investments and $1.0 million for capital expenditures, consisting principally of PCs and communications equipment partially offset by the sale of short term investments of $13.9 million.

Net cash used in financing activities was $62.1 million for the three months ended March 31, 2005, consisting principally of $63.5 million in dividends paid out and $0.7 million in common stock repurchases, partially offset by $2.1 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $1.0 million for the three months ended March 31, 2004, consisting principally of $2.4 million in dividends paid out partially offset by $1.4 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan.

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million, out of which $1.7 million was drawn on April 26, 2005 and subsequently repaid on April 28, 2005. The line of credit has been renewed and now expires on August 31, 2005. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) a negotiated rate plus 1.25%. No borrowings were outstanding at March 31, 2005 and 2004.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policy, among others, affects the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2005 and 2004, revenues from time and material contracts constituted 45% and 49% of total revenues, respectively.

Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2005 and 2004, revenues from fixed price application management and support engagements constituted 34% and 30% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2005 and 2004, revenues from fixed price development contracts constituted 21% and 21% of total revenues, respectively.

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

REVENUE RECOGNITION. The use of the proportional performance method of accounting requires that the Company makes estimates about its future efforts and costs relative to its fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the changes become known.

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

INCOME TAXES -- ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period's income tax expenses.

During the three months ended March 31, 2005 and March 31, 2004, the effective income tax rate was 18.2% and 16.5%, respectively.

ACCRUALS FOR LEGAL EXPENSES AND EXPOSURES. The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability.

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

      -  Government Regulation of Immigration

      -  Variability of Quarterly Operating Results

      -  Customer Concentration; Risk of Termination

      -  Exposure to Regulatory and General Economic Conditions in India

      -  Intense Competition

      -  Ability to Manage Growth

      -  Fixed-Price Engagements

      -  Potential Liability to Customers

      -  Dependence on Key Personnel

      -  Risks Related to Possible Acquisitions

      -  Limited Intellectual Property Protection

      -  Potential Anti-Outsourcing Legislation

      -  Adverse Economic Conditions

      -  Failure to Successfully Develop and Market New Products and Services

      -  Benchmarking Provisions

      -  Corporate Governance Issues

      -  Telecom/Infrastructure Issues

      -  Confidentiality Issues

      -  New Facilities

      -  Stock Option Accounting

      -  Terrorist Activity, War or Natural Disasters

      -  Instability and Currency Fluctuations

The Company does not intend to update the forward looking statements or risk factors to reflect future events or circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and short term investments:

                                MARCH 31,    DECEMBER 31,
                                  2005           2004
                                ---------    ------------
                                      (in thousands)
ASSETS
Cash and cash equivalents       $ 73,892       $109,142
Short term Investments            36,462         58,899
                                --------       --------
TOTAL                           $110,354       $168,041
                                --------       --------

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have an impact on interest earnings for our investment portfolio. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities that have declined in market value due to changes in interest rates as stated above.

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

During the three months ended March 31, 2005, the Indian rupee has appreciated, against U.S. dollar, by 2.0% as compared to the year ended December 31, 2004. The impact of this rupee appreciation adversely impacted our gross margin by 37 basis points, operating income by 49 basis points and net income by 46 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 31.3% and 25.3%, respectively, which did not have a material impact on the operating results of the company.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a material impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2005 as well as mirror certifications from senior management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of March 31, 2005 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)
                     COMPANY PURCHASES OF EQUITY SECURITIES

                                                                                                         (d) Maximum Number (or
                                                                                 (c) Total Number of       Approximate Dollar
                                                                                  Shares (or Units)       Value) of Shares (or
                              (a) Total Number of                               Purchased as Part of     Units) that May Yet Be
                               Shares (or Units)      (b) Average Price Paid     Publicly Announced       Purchased Under the
       Period                     Purchased *          per Share (or Unit)        Plans or Programs        Plans or Programs
       ------                 -------------------     ----------------------    --------------------     ----------------------
January 1, 2005 to                     -0-               Not Applicable                 -0-                 Not Applicable
  January 31, 2005
February 1, 2005 to                    -0-               Not Applicable                 -0-                 Not Applicable
  February 28, 2005
March 1, 2005 to March              34,864                       $19.31                 -0-                 Not Applicable
  31, 2005
Total                               34,864                       $19.31                 -0-                 Not Applicable

* All common shares were purchased in open-market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

Exhibit No.    Description
-----------    -----------
3              Bylaws of the Registrant
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32             Section 1350 Certification of Chief Executive Officer and Chief
               Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYNTEL, INC.

Date May 2, 2005                    /s/ Bharat Desai
                                 ---------------------------------------------
                                    Bharat Desai, Chairman, President and
                                    Chief Executive Officer

Date May 2, 2005                    /s/ Keshav Murugesh
                                 -----------------------------------------------
                                    Keshav Murugesh, Chief Operating Officer and
                                    Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
3              Bylaws of the Registrant
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32             Section 1350 Certification of Chief Executive Officer and Chief
               Financial Officer