Form 10-Q
period 2005-06-30
SYNTEL INC
filed 2005-08-09
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2005 or
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-22903
                       -------

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Michigan                                        38-2312018
            --------                                        ----------
 (State or Other Jurisdiction of                          (IRS Employer
  Incorporation or Organization)                        Identification No.)


525 E. Big Beaver Road, Suite 300, Troy, Michigan              48083
-------------------------------------------------              -----
    (Address of Principal Executive Offices)                (Zip Code)


                                 (248) 619-2800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           X           No
        ------------         -----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes           X           No
        ------------         -----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value: 40,784,958 shares issued and outstanding as of July 28, 2005.

                                  SYNTEL, INC.

                                      INDEX


                                                                                    Page
Part I  Financial Information

        Item 1 Financial Statements
                   Condensed Consolidated Statements of Income                       3
                   Condensed Consolidated Balance Sheets                             4
                   Condensed Consolidated Statements of Cash Flows                   5
                   Notes to the Condensed Consolidated Financial Statements          6

        Item 2 Management's Discussion and Analysis of                              14
               Financial Condition and Results of Operations

        Item 3 Quantitative and Qualitative Disclosures about Market Risk           20

        Item 4 Controls and Procedures                                              21


Part II  Other Information                                                          22

Signatures                                                                          23

Exhibit - Amended and Restated Articles of Incorporation of the Registrant          25

Exhibit - 1997 Stock Option and Incentive Plan, (Amended & Restated)                34

Certificate of Chief Executive Officer                                              47

Certificate of Chief Financial Officer                                              48

Certification of Chief Executive Officer and Chief Financial Officer                49

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                             -----------------------------     -----------------------------
                                                                 2005             2004             2005             2004
                                                             ------------     ------------     ------------     ------------
Net Revenues                                                 $     54,677     $     45,846     $    105,409     $     90,935
Cost of revenues                                                   32,531           26,234           62,235           52,319
                                                             ------------     ------------     ------------     ------------

GROSS PROFIT                                                       22,146           19,612           43,174           38,616


Selling, general and administrative expenses                       10,682            8,822           21,847           17,661
                                                             ------------     ------------     ------------     ------------

Income from operations                                             11,464           10,790           21,327           20,955

Other income, principally interest                                    708              357            1,844            1,353
                                                             ------------     ------------     ------------     ------------
Income before income taxes                                         12,172           11,147           23,171           22,308

Provision for income taxes                                          2,486            1,742            4,491            3,581
                                                             ------------     ------------     ------------     ------------
Net income                                                   $      9,686     $      9,405     $     18,680     $     18,727
                                                             ============     ============     ============     ============

Dividend per share                                           $       0.06     $       0.06     $       1.62     $       0.12

EARNINGS PER SHARE:

Basic                                                        $       0.24     $       0.23     $       0.46     $       0.47
Diluted                                                      $       0.24     $       0.23     $       0.46     $       0.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                              40,519           40,259           40,442           40,190
Diluted                                                            40,570           40,510           40,548           40,562


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2005             2004
                                                                                     ------------     ------------
                                   ASSETS
Current assets:

     Cash and cash equivalents                                                       $     86,627     $    109,142
     Short term investments                                                                27,718           58,899
     Accounts receivable, net of allowances for doubtful accounts of $1,012
     and $1,213 at June 30, 2005 and December 31, 2004, respectively                       26,461           28,790
     Revenue earned in excess of billings                                                   9,992            4,390
     Deferred income taxes and other current assets                                         9,583            5,891
                                                                                     ------------     ------------
          Total current assets                                                            160,381          207,112

Property and equipment                                                                     43,908           37,754
     Less accumulated depreciation                                                         23,424           21,290
                                                                                     ------------     ------------
          Property and equipment, net                                                      20,484           16,464

Goodwill                                                                                      906              906

Deferred income taxes and other non current assets                                          2,407            2,486
                                                                                     ------------     ------------
           TOTAL ASSETS                                                              $    184,178     $    226,968
                                                                                     ============     ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
Current liabilities:
     Accounts payable                                                                $      2,614     $      2,394
     Accrued payroll and related costs                                                     14,704           13,963
     Income taxes payable                                                                   9,312            6,290
     Accrued liabilities                                                                    5,800            6,015
     Deferred revenue                                                                       3,648            5,231
     Dividends payable                                                                      2,446            2,433
                                                                                     ------------     ------------
           Total current liabilities                                                       38,524           36,326

     SHAREHOLDERS' EQUITY
Total shareholders' equity                                                                145,654          190,642
                                                                                     ------------     ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    184,178     $    226,968
                                                                                     ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                    2005              2004
                                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                               $     18,680      $     18,727
      Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                                2,196             1,471
         Realized gains on sales of available-for-sale securities                                      (392)             (612)
         Deferred income taxes                                                                         (131)             (460)
         Stock warrants sales incentive                                                                  --                77
         Compensation expense related to restricted stock                                               934               146
      Changes in assets and liabilities:
         Accounts receivable and revenue earned in excess of billings, net                           (3,501)           (2,895)
         Other current assets                                                                        (3,428)              (85)
         Accrued payroll and other liabilities                                                        4,131             3,281
         Deferred revenues                                                                           (1,539)           (1,472)
                                                                                               ------------      ------------
Net cash provided by operating activities                                                            16,950            18,177
                                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment expenditures                                                         (6,199)           (2,728)
         Purchase of short term investments:
              Investments in mutual funds                                                            (3,020)          (36,112)
              Investments in term deposits with banks                                                (4,266)           (4,082)
         Proceeds from sales of short term investments:
              Proceeds from sales of mutual funds                                                    16,557            13,095
              Maturities of term deposits with banks                                                 22,538             7,389
                                                                                               ------------      ------------
Net cash provided by/(used in) investing activities                                                  25,610           (22,438)
                                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                                   2,289             2,114
         Common stock repurchases                                                                      (676)               --
         Dividends paid                                                                             (65,992)           (4,817)
                                                                                               ------------      ------------
Net cash used in financing activities                                                               (64,379)           (2,703)
                                                                                               ------------      ------------

Effect of foreign currency exchange rate changes on cash                                               (696)             (245)
Net decrease in cash and cash equivalents                                                           (22,515)           (7,209)
Cash and cash equivalents, beginning of period                                                 $    109,142      $    102,854
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $     86,627      $     95,645
                                                                                               ============      ============

Non cash investing and financing activities:
      Dividend declared but unpaid                                                             $      2,446      $      2,415
      Stock warrants                                                                                     --                77
                                                                                               ------------      ------------
                                                                                               $      2,446      $      2,492
                                                                                               ============      ============

Cash paid for income taxes                                                                     $      5,737      $      3,624
                                                                                               ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company" or "Syntel") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2005, the results of their operations for the three months and six months period ended June 30, 2005 and June 30, 2004, and cash flows for the six months ended June 30, 2005 and June 30, 2004. The year end condensed balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

         o Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company;

         o Syntel Consulting Inc ("Syntel Consulting"), a Michigan corporation; and

         o Syntel Sterling BestShores (Mauritius) Limited ("SSBML"), a Mauritius limited liability company.

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

         o Syntel Sourcing Pvt. Ltd. ("Syntel Sourcing"), an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

         o Syntel International Pvt. Ltd. ("Syntel International"), an Indian limited liability company; and

         o Syntel Global Pvt. Ltd. ("Syntel Global"), an Indian limited liability company.

The wholly owned subsidiary of Syntel Sterling BestShores (Mauritius) Limited is:

         o Syntel Sterling BestShores Solutions Private Limited" ("SSBSPL"), an Indian limited liability company.

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

Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus ("EITF") 01-14, "Income Statement Characterization of Reimbursement Received for 'Out of Pocket' Expenses Incurred".

5. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2005 and 2004, approximately $5.43 million and $26.1 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

7.  COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months period ended June 30, 2005 and 2004 was as follows:

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  ------------------------------      ------------------------------
                                                              JUNE 30,                            JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      2005              2004             2005               2004
                                                  ------------      ------------      ------------      ------------
                                                           (in thousands)                         (in thousands)
Net income                                        $      9,686      $      9,405      $     18,680      $     18,727
Other comprehensive income
         - Unrealized Gain (loss)                          197               198                27               (47)
         - Foreign currency translation
           adjustments                                    (292)           (2,815)             (497)           (1,291)
                                                  ------------      ------------      ------------      ------------
Total comprehensive income                        $      9,591      $      6,788      $     18,210      $     17,389
                                                  ============      ============      ============      ============


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

The following table summarizes the movement in the Capital Structure from March 31, 2005


PARTICULARS                                                                           NO. OF SHARES
                                                                                     (IN THOUSANDS)
Balance as on March 31, 2005                                                                40,503
ADD:
Shares issued on exercise of stock options                                                      24
                                                                                   ---------------
Balance as on June 30, 2005                                                                 40,527
                                                                                   ---------------


The following table sets forth the computation of earnings per share.

                                                                THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------
                                                           2005                              2004
                                               -----------------------------     -----------------------------
                                                 Weighted                          Weighted
                                                 Average        Earnings per       Average        Earnings per
                                                  Shares           Share            Shares           Share
                                               ------------     ------------     ------------     ------------
                                                         (in thousands, except per share earnings)
Basic earnings per share                             40,519     $       0.24           40,259     $       0.23
Potential dilutive effect of stock options
outstanding                                              51               --              251               --
                                               ------------     ------------     ------------     ------------
DILUTED EARNINGS PER SHARE                           40,570     $       0.24           40,510     $       0.23
                                               ============     ============     ============     ============

                                                                              SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------------------------------------
                                                                     2005                              2004
                                                         -----------------------------     -----------------------------
                                                            Weighted                        Weighted
                                                            Average       Earnings per       Average       Earnings per
                                                             Shares           Share           Shares           Share
                                                         ------------     ------------     ------------     ------------
                                                                      (in thousands, except per share earnings)
Basic earnings per share                                       40,442     $       0.46           40,190     $       0.47
Potential dilutive effect of stock awards
outstanding                                                       106               --              372            (0.01)
                                                         ------------     ------------     ------------     ------------
DILUTED EARNINGS PER SHARE                                     40,548     $       0.46           40,562     $       0.46
                                                         ============     ============     ============     ============



9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

         o        Applications Outsourcing

         o        e-Business

         o        TeamSourcing; and

         o        Business Process Outsourcing (BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months and six months period ended June 30, 2005 and 2004 is as follows:


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  -----------------------------     -----------------------------
                                                             JUNE 30,                         JUNE 30,
                                                  -----------------------------     -----------------------------
                                                      2005             2004             2005             2004
                                                  ------------     ------------     ------------     ------------
                                                           (in thousands)                   (in thousands)
REVENUES:
     Applications Outsourcing                     $     41,744     $     34,338     $     80,853     $     68,192
     e-Business                                          7,873            8,010           14,741           16,511
     TeamSourcing                                        3,858            3,065            7,552            5,494
     BPO                                                 1,202              433            2,263              738
                                                  ------------     ------------     ------------     ------------
                                                  $     54,677     $     45,846     $    105,409     $     90,935
                                                  ------------     ------------     ------------     ------------
GROSS PROFIT:
     Applications Outsourcing                     $     16,911     $     15,174     $     33,998     $     29,707
     e-Business                                          3,133            3,017            5,294            6,489
     TeamSourcing                                        1,307            1,212            2,310            2,081
     BPO                                                   795              209            1,572              339
                                                  ------------     ------------     ------------     ------------
                                                        22,146           19,612           43,174           38,616

Selling, general and administrative
expenses                                                10,682            8,822           21,847           17,661
                                                  ------------     ------------     ------------     ------------
Income from operations                            $     11,464     $     10,790     $     21,327     $     20,955
                                                  ------------     ------------     ------------     ------------


During the three months ended June 30, 2005 and 2004, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $7.9 million during the three months ended June 30, 2005, contributing approximately 14.5% of total consolidated revenues, as compared to $7.2 million during the three months ended June 30, 2004, contributing approximately 15.7% of total consolidated revenues.

During the six months ended June 30, 2005 and 2004, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $15.4 million during the six months ended June 30, 2005, contributing approximately 14.6% of total consolidated revenues, as compared to $14.0 million during the six months ended June 30, 2004, contributing approximately 15.4% of total consolidated revenues.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                ------------------------------      ------------------------------
                                                                            JUNE 30,                           JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                     2005             2004             2005              2004
                                                                ------------      ------------      ------------      ------------
                                                                         (in thousands)                     (in thousands)
NET REVENUES
     North America, primarily United States                     $     49,200      $     41,085      $     94,487      $     80,996
     India                                                            28,272            20,922            54,433            40,705
     UK                                                                3,155             3,494             6,474             7,394
     Far East, primarily Singapore                                       457               393               760               764
     Germany                                                             429               609               831             1,814
     Inter-company revenue elimination (primarily India)             (26,836)          (20,657)          (51,576)          (40,738)
                                                                ------------      ------------      ------------      ------------
                                              TOTAL REVENUE     $     54,677      $     45,846      $    105,409      $     90,935
                                                                ------------      ------------      ------------      ------------
NET INCOME/(LOSS)
     North America, primarily United States                     $      2,832      $      3,336      $      4,954      $      4,983
     India                                                             6,674             5,577            13,024            12,337
     UK                                                                  349               470             1,010             1,065
     Far East, primarily Singapore                                        43                52                40                76
     Germany                                                            (212)              (30)             (348)              266
                                                                ------------      ------------      ------------      ------------
                           INCOME/(LOSS) AFTER INCOME TAXES     $      9,686      $      9,405      $     18,680      $     18,727
                                                                ------------      ------------      ------------      ------------



11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       -------------------------------       -------------------------------
                                                                   JUNE 30,                              JUNE 30,
                                                       -------------------------------       -------------------------------
                                                           2005                2004               2005               2004
                                                       ------------       ------------       ------------       ------------
                                                                 (in thousands)                       (in thousands)
Income before income taxes                             $     12,172       $     11,147       $     23,171       $     22,308
                                                       ------------       ------------       ------------       ------------

Statutory provision                                            35.0%              35.0%              35.0%              35.0%
State taxes, net of federal benefit                             1.5%               1.4%               1.3%               1.1%
Tax-free investment income                                      0.0%              (0.5%)             (0.3%)             (0.5%)
Foreign effective tax rates different from US
 statutory rate                                               (16.1%)            (15.9%)            (16.6%)            (17.3%)
Research & Development Tax Credits                              0.0%              (4.4%)              0.0%              (2.2%)
                                                       ------------       ------------       ------------       ------------
EFFECTIVE INCOME TAX RATE                                      20.4%              15.6%              19.4%              16.1%
                                                       ------------       ------------       ------------       ------------


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

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.06 million for financial years 1999-00 to 2001-02, against which Syntel India had filed or is in the process of filing appeals or petitions with the Commissioner of Income Tax (Appeals).

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

However, the American Jobs Creation Act of 2004 enacted on October 22, 2004 ("the Jobs Act") provides for reduced US income tax rates for repatriation of foreign earnings that occurs prior to December 31, 2005. While the Company has no current plans for the repatriation of foreign earnings, the Company is evaluating the potential effects of the Jobs Act and foreign laws that might effect any such repatriation. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2005 (without considering the Jobs Act provisions), the Company would have accrued taxes of approximately $55.9 million. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries (under the Jobs
Act), the Company would accrue taxes, which would be material in amount but significantly less than the $55.9 million mentioned above.

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

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 ------------------------------      ------------------------------
                                                                           JUNE 30,                             JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2005              2004              2005               2004
                                                                 ------------      ------------      ------------      ------------
                                                                        (in thousands)                   (in thousands)
 NET INCOME
      Net income, as reported                                    $      9,686      $      9,405      $     18,680      $     18,727
      Stock based compensation expenses recognized in
      statement of income, net of tax                                     223               121               821               121
      Stock based compensation expenses determined under the
      fair value method, net of tax                                      (197)             (128)            (1092)           (1,062)
                                                                 ------------      ------------      ------------      ------------
 PRO FORMA NET INCOME                                            $      9,712      $      9,398      $     18,409      $     17,786
                                                                 ------------      ------------      ------------      ------------

 EARNINGS PER SHARE, PRO FORMA
      Basic earnings per share                                   $       0.24      $       0.23      $       0.46      $       0.44
      Diluted earnings per share                                 $       0.24      $       0.23      $       0.45      $       0.44

EARNINGS PER SHARE AS REPORTED
      Basic earnings per share                                   $       0.24      $       0.23      $       0.46      $       0.47
      Diluted earnings per share                                 $       0.24      $       0.23      $       0.46      $       0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                             40,519            40,259            40,442            40,190
     Diluted                                                           40,570            40,510            40,548            40,562

Estimated fair value of option granted                           $       1.31      $       5.50      $       1.31      $       5.50

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                            AS ON JUNE 30,
                                                          -------------------
                                                           2005         2004
                                                          ------       ------
  Assumptions
       Risk free interest rate                             3.95%        3.77%
       Expected life                                        5.00         5.00
       Expected volatility                                70.15%       73.79%
       Expected dividend yield                            10.85%        1.45%

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

Based upon the market value on the grant dates, the Company recorded $5.83 million of unearned compensation during the quarter ended June 30, 2004, included as a separate component of shareholders equity to be expensed over the four year's service period on a straight line basis. During the year ended December 31, 2004, the Company reversed $0.40 million of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.83 million as compensation cost on account of these stock grants. During the three and six months ended June 30, 2005, the Company reversed $0.24 million and $0.78 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.23 million and $0.48 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. For the year ended December 31, 2004, the Company recorded $0.05 million as compensation cost for dividends paid on shares of unvested restricted stock. For the three and six months ended June 30, 2005, the Company recorded $0.01 million and $0.44 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.


13. PROVISION FOR UNUTILIZED LEAVE

During the three months ended June 30, 2005 Syntel India has changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 150 days to 60 days. The balance exceeding maximum permissible accumulation is compulsorily encashed at basic salary. Accordingly an amount of $0.51 million was paid at basic salary and $0.88 million was reversed being the difference between the basic salary and gross compensation rates.


14. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended June 30, 2005 increased to $54.7 million from $45.8 million in the three months ended June 30, 2004, representing a 19.3% increase. Further, revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of multi-national corporations aggressively outsourcing their applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Also the Company's Client Partner Program has enabled better relationships with key customers leading to continued growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of June 30, 2005 increased by 33% to 3,656 employees as compared to 2,748 employees as of June 30, 2004. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of June 30, 2005, the Company had approximately 63.1% of its billable workforce in India as compared to 54.6% as of June 30, 2004. The Company's top five customers accounted for 42.7% of the total revenues in the three months ended June 30, 2005, up from 39.8% of its total revenues in the three months ended June 30, 2004. Moreover, the Company's top 10 customers accounted for 63.0% of the total revenues in the three months ended June 30, 2005 as compared to 62.2% in the three months ended June 30, 2004.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $41.7 million for the three months ended June 30, 2005, or 76.3% of total revenues, from $34.3 million, or 74.9% of total revenues for the three months ended June 30, 2004. The $7.4 million increase was attributable primarily to revenues from new engagements contributing $19.5 million largely offset by $12.1 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2005 increased to $80.9 million, or 76.7% of total revenues, from $68.2 million or 75.0% of total revenues for the six months ended June 30, 2004. The $12.7 million increase for six months ended June 30, 2005 was attributable principally to revenues from new engagements, contributing approximately $35.0 million, largely offset by $22.3 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 59.5% of total Applications Outsourcing revenues for the three months ended June 30, 2005, from 55.8% for the three months ended June 30, 2004. The 3.7 percentage point increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2005 was attributable primarily to the salary revision, effective April 1, 2005, in India, contributing an increase of 2.4 percentage points, visa filing expenses contributing an increase of 2.3 percentage points and 0.7 percentage point increase due to increased offshore headcount. These increases were partially offset by 1.7 percentage point decrease due to the write back of leave accruals, related to the change in leave policy in India.

Cost of revenues for the six months ended June 30, 2005 increased to 58.0% of total Applications Outsourcing revenues, from 56.4% for the six months ended June 30, 2004. The 1.6 percentage point increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2005 was attributable primarily to increased compensation cost associated with a special dividend on restricted stock and a performance based incentive program for delivery teams, during the three months ended March 31, 2005, contributing an increase of 0.4 percentage points, the salary revision, effective April 1, 2005, in India, contributing an increase of 1.3 percentage points and visa filing expenses contributing an increase of 1.3 percentage points. These increases were partially offset by a 0.8 percentage point decrease due to write back of leave accruals, related to the change in leave policy in India and an approximately
0.6 percentage points decrease due to the increase in the overall offshore component of business.

E-BUSINESS REVENUES. e-Business revenues decreased to $7.9 million for the three months ended June 30, 2005, or 14.4% of total revenues, from $8.0 million, or 17.5% of revenues for the three months ended June 30, 2004. The $0.1 million decrease was attributable primarily to lost revenues as a result of project completion and a net reduction in revenue from existing projects jointly contributing $2.9 million offset by revenues from new engagements contributing $2.8 million. The revenues for the six months ended June 30, 2005 decreased to $14.7 million, or 14.0% of total revenues, from $16.5 million or 18.2% of total revenues for the six months ended June 30, 2004. The $1.8 million decrease for six months ended June 30, 2005 was attributable principally to lost revenues as a result of project completion contributing approximately $6.7 million, largely offset by approximately $4.9 million in revenue from new engagements and a net increase in revenues from existing projects.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. e-Business cost of revenues decreased to 60.2% of total e-Business revenues for the three months ended June 30, 2005, from 62.3% for the three months ended June 30, 2004. The 2.1 percentage point decrease in cost of revenues as a percent of revenues for the three months ended June 30, 2005 is principally attributable to better utilization of resources. Cost of revenues for the six months ended June 30, 2005 increased to 64.1% of total e-Business revenues, from 60.7% for the six months ended June 30, 2004. The 3.4 percentage point increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2005, was attributable primarily to, compensation cost associated with a special dividend on restricted stock and a performance-based incentive program for delivery teams during the three months ended March 31, 2005 and the salary revision effective April 1, 2005 in India, partially offset by the write back of leave accruals related to the change in leave policy in India.

TEAMSOURCING REVENUES. TeamSourcing revenues increased to $3.9 million for the three months ended June 30, 2005, or 7.1% of total revenues, from $3.1 million, or 6.7% of total revenues for the three months ended June 30, 2004. The $0.8 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal which helps clients of Syntel with their supplemental staffing requirements, contributing $1.7 million largely offset by $0.9 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2005 increased to $7.6 million, or 7.2% of total revenues, from $5.5 million or 6.0% of total revenues for the six months ended June 30, 2004. The $2.1 million increase for six months ended June 30, 2005 was attributable principally to revenues from new engagements, contributing approximately $3.0 million, largely offset by $0.9 million in lost revenues as a result of project completion and a net reduction in revenues from existing projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 66.1% of TeamSourcing revenues for the three months ended June 30, 2005, from 60.5% for the three months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2005 increased to 69.4% of total TeamSourcing revenues, from 62.1% for the six months ended June 30, 2004. These increases in cost of revenues, as a percent of total TeamSourcing revenues were attributable primarily to the higher cost TeamSourcing placements partially offset by net revenues from Skillbay web portal placements.

BPO REVENUES. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $1.2 million or 2.2% of total revenues for the three months ended June 30, 2005 as against $0.4 million or 0.9% for the three months ended June 30, 2004. The revenues for the six months ended June 30, 2005 increased to $2.3 million, or 2.1% of the total revenues, from $0.7 million, or 0.8% of the total revenues for the six months ended June 30, 2004. Both $0.8 million and $1.6 million increase in the three and six months period ended June 30, 2005 were primarily due the increased billable headcount. Also, as of February 1, 2005, the Company signed a joint venture agreement with a large banking institution which helped it to ramp up its business in the BPO segment.

BPO COST OF REVENUES. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2005 decreased to 33.9% of BPO revenues, from 51.7% for the three months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2005 decreased to 30.5% of BPO revenues, from 54.1% for the six months ended June 30, 2004. Both the 17.8% and 23.6% decrease in cost of revenues, as a percent of total BPO revenues was attributable primarily to better utilization of resources.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended June 30, 2005 were $10.7 million or 19.5% of total revenues, compared to $8.8 million or 19.2% of total revenues for the three months ended June 30, 2004.

This 0.3 percentage point increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to increases in compensation costs of $0.3 million in the US and India, an increase in recruiting expenses of $0.1 million, depreciation of $0.4 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, an increase in travel expenses of $0.2 million, consulting charges of $0.3 million, and office expenses of $0.5 million, which resulted in an approximately 3.3 percentage point increase, largely offset by, increases in revenue in the three months ended June 30, 2005 as against the three months ended June 30, 2004, which resulted in an approximately 3.0 percentage point decrease.

Selling, general, and administrative costs for the six months ended June 30, 2005 were $21.8 million or 20.7% of total revenues, compared to $17.7 million or 19.4% of total revenues for the six months ended June 30, 2004.

Selling, general, and administrative costs for the six months ended June 30, 2005 include an one time special performance based incentive program for sales teams of $0.4 million and compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million. After removing the impact of these two items, selling, general and administrative expenses were 20.2% and 19.4% of total revenues for the six months ended June 30, 2005 and 2004 respectively.

This 0.8 percentage point increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in compensation costs of $0.7 million in the USA and India, an increase in travel expenses of 0.4 million, depreciation of $0.7 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, consulting charges of $0.6 million, legal expenses of $0.2 million, recruiting expenses of $0.1 million and office expenses of $0.7 million which resulted in an approximately
3.2 percentage point increase, partially offset by, increase in revenue in the six months ended June 30, 2005 as against the six months ended June 30, 2004, which resulted in an approximately 2.4 percentage point decrease.


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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended June 30, 2005 and June 30, 2004, the effective income tax rate was 20.4% and 15.6% respectively. During the six months ended June 30, 2005 and 2004, the effective income tax rate was 19.4% and 16.1%, respectively. The tax rates for the three months and six months ended June 30, 2005 is impacted by Fringe Benefits Tax introduced in Syntel India effective April 1, 2005.


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

Net cash generated by operating activities was $17.0 million for the six months ended June 30, 2005, compared to $18.2 million for the six months ended June 30, 2004. The number of days sales outstanding in net accounts receivable was approximately 60 days and 64 days as of June 30, 2005 and June 30, 2004, respectively. The decrease in the number of day's sales outstanding in net accounts receivable was due to relatively higher collections during the six months ended June 30, 2005.

Net cash provided by investing activities was $25.6 million for the six months ended June 30, 2005, consisting principally of $39.1 million for the sale of short term investments partially offset by $6.2 million of capital expenditures, consisting principally of capital work in progress, including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment and the purchase of short term investments of $7.3 million. Net cash used in investing activities was $22.4 million for the six months ended June 30, 2004, consisting principally of $40.2 million for the purchase of short term investments and $2.7 million for capital expenditures, consisting principally of PCs and communications equipment partially offset by the sale of short term investments of $20.5 million.

Net cash used in financing activities was $64.4 million for the six months ended June 30, 2005, consisting principally of $66.0 million in dividends paid out and $0.7 million in common stock repurchases, partially offset by $2.3 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $2.7 million for the six months ended June 30, 2004, consisting principally of $4.8 million in dividends paid out partially offset by $2.1 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan.

The Company has a line of credit with Bank One, which provides for borrowings up to $20.0 million, out of which $1.7 million was drawn on April 26, 2005 and subsequently repaid on April 28, 2005. The line of credit has been renewed and now expires on August 31, 2005. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) a negotiated rate plus 1.25%. No borrowings were outstanding at June 30, 2005 and 2004.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2005 and 2004, revenues from time and material contracts constituted 46.9% and 47.2% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2005 and 2004, revenues from fixed price application management and support engagements constituted 27.7 % and 32.7% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2005 and 2004, revenues from fixed price development contracts constituted 25.4% and 20.1% of total revenues, respectively.

SIGNIFICANT ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases it's estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

During the three months ended June 30, 2005 and June 30, 2004, the effective income tax rate was 20.4% and 15.6%, respectively.

ACCRUALS FOR LEGAL EXPENSES AND EXPOSURES. The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability.

FORWARD LOOKING STATEMENTS/RISK FACTORS

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123 SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

In accordance with the Securities and Exchange Commission's amendment in April 2005 of the compliance dates of SFAS No. 123(R), Syntel must adopt SFAS No. 123(R) on January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. Syntel expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of Syntel's adoption of SFAS No. 123(R)'s fair value method has not yet been determined, the Company expects that it will have a significant impact on its results of operations. The disclosure of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS No. 123 for the three months and six months ended June 30, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

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

INTEREST RATE RISK

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and short term investments:

                                                              JUNE 30,         DECEMBER 31,
ASSETS                                                          2005               2004
                                                            -------------     -------------
                                                                   (in thousands)
Cash and cash equivalents                                   $      86,627     $     109,142
Short term Investments                                             27,718            58,899
                                                            -------------     -------------
TOTAL                                                       $     114,345     $     168,041
                                                            -------------     -------------

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

During the three months ended June 30, 2005, the Indian rupee has appreciated, against U.S. dollar, by 0.2% as compared to the three months ended March 31, 2005. The impact of this rupee appreciation adversely impacted our gross margin by 3 basis points, operating income by 5 basis points and net income by 5 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 28.4% and 32.0%, respectively, which did not have a material impact on the operating results of the company.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a material impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2005 as well as mirror certifications from senior management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of June 30, 2005 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of shareholders on Thursday, June 2, 2005. At the meeting, Neerja Sethi was elected a director of the Company to serve a one year term until the annual meeting of shareholders in 2006. The vote of the shareholders with regard to the election of Ms. Sethi was 39,905,963 shares FOR and 25,183 shares WITHHELD. The following persons continued to serve their terms of office as directors of the Corporation after the meeting: Paritosh K. Choksi, Bharat Desai, George R. Mrkonic, Jr., and Vasant Raval.

The Company's shareholders also considered three other matters at the annual meeting. The Company's shareholders approved a proposed amendment to the Company's Articles of Incorporation to declassify the Board of Directors. The shareholder vote on the amendment of the Company's Articles of Incorporation was 39,914,866 shares FOR, 5,905 shares AGAINST, 10,375 shares ABSTAINED, and no BROKER NON-VOTES. The Company's shareholders also approved a proposed amendment to the Company's 1997 Stock Option and Incentive Plan ("Plan") to prohibit the re-pricing of options issued under the Plan. The shareholder vote on the amendment to the Plan was 38,117,996 shares FOR, 14,893 shares AGAINST, 2,947 shares ABSTAINED, and 1,795,310 shares as BROKER NON-VOTES. Finally, the Company's shareholders ratified the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accounting firm for fiscal year 2005. The shareholder vote on ratification of the independent registered public accounting firm was 39,926,981 shares FOR, 1,888 shares AGAINST, 2,277 shares ABSTAINED, and no BROKER NON-VOTES.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit No.                 Description

3                 Amended and Restated Articles of Incorporation of the
                  Registrant

10                1997 Stock Option and Incentive Plan, (Amended and Restated)

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


                                              SYNTEL, INC.



Date     August 8, 2005                       /s/ Bharat Desai
                                       ----------------------------------------
                                       Bharat Desai, Chairman, President and
                                       Chief Executive Officer



Date    August 8, 2005                        /s/ Revathy Ashok
                                       ----------------------------------------
                                       Revathy Ashok, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
3                 Amended and Restated Articles of Incorporation of the
                  Registrant

10                1997 Stock Option and Incentive Plan, (Amended and Restated)

31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

32                Section 1350 Certification of Chief Executive Officer and
                  Chief Financial Officer