Form 10-Q
period 2005-09-30
SYNTEL INC
filed 2005-11-08
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-22903

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     Michigan                                     38-2312018
         (State or Other Jurisdiction of                        (IRS Employer
          Incorporation or Organization)                     Identification No.)

525 E. Big Beaver Road, Suite 300, Troy, Michigan                    48083
     (Address of Principal Executive Offices)                     (Zip Code)

                                 (248) 619-2800
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes       No   X
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 40,877,364 shares issued and outstanding as of October 31, 2005.

                                  SYNTEL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I Financial Information

   Item 1   Financial Statements
               Condensed Consolidated Statements of Income                    3
               Condensed Consolidated Balance Sheets                          4
               Condensed Consolidated Statements of Cash Flows                5
               Notes to the Condensed Consolidated Financial Statements       6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    15

   Item 3   Quantitative and Qualitative Disclosures about Market Risk       21

   Item 4   Controls and Procedures                                          22

Part II Other Information                                                    23

Signatures                                                                   24

Exhibit - 1997 Stock Option and Incentive Plan, (Amended & Restated)         26

Exhibit - Incentive Restricted Stock Grant Agreement Under the Syntel,
   Inc. 1997 Stock Option And Incentive Plan                                 39

Exhibit - Consent of Independent Registered Public Accounting Firm           43

Exhibit - Certificate of Chief Executive Officer                             44

Exhibit - Certificate of Chief Financial Officer                             45

Exhibit - Certification of Chief Executive Officer and
   Chief Financial Officer                                                   46

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------   -------------------
                                                 2005      2004       2005       2004
                                               -------   -------    --------   --------
Net Revenues                                   $58,501   $46,602    $163,910   $137,537
Cost of revenues                                35,298    27,014      97,756     79,333
                                               -------   -------    --------   --------
GROSS PROFIT                                    23,203    19,588      66,154     58,204
Selling, general and administrative expenses    10,533     8,850      32,397     26,511
                                               -------   -------    --------   --------
Income from operations                          12,670    10,738      33,757     31,693
Other income, principally interest                 810       753       2,654      2,106
                                               -------   -------    --------   --------
Income before income taxes                      13,480    11,491      36,411     33,799
Provision for (benefits from) income taxes       1,741      (402)      5,992      3,179
                                               -------   -------    --------   --------
Net income                                     $11,739   $11,893    $ 30,419   $ 30,620
                                               =======   =======    ========   ========
Dividend per share                             $  0.06   $  0.06    $   1.68   $   0.18

EARNINGS PER SHARE:
Basic                                          $  0.29   $  0.30    $   0.75   $   0.76
Diluted                                        $  0.29   $  0.29    $   0.75   $   0.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                           40,576    40,236      40,487     40,205
Diluted                                         40,669    40,335      40,588     40,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2005           2004
                                                               -------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents                                      $ 90,592       $109,142
   Short term investments                                           27,865         58,899
   Accounts receivable, net of allowances for doubtful
      accounts of $1,511 and $1,213 at
      September 30, 2005 and December 31, 2004, respectively        32,909         28,790
   Revenue earned in excess of billings                              9,045          4,390
   Deferred income taxes and other current assets                    9,836          5,891
                                                                  --------       --------
      Total current assets                                         170,247        207,112
Property and equipment                                              48,524         37,754
   Less accumulated depreciation                                    24,499         21,290
                                                                  --------       --------
      Property and equipment, net                                   24,025         16,464
Goodwill                                                               906            906
Deferred income taxes and other non current assets                     755          2,486
                                                                  --------       --------
      TOTAL ASSETS                                                $195,933       $226,968
                                                                  ========       ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

   LIABILITIES
Current liabilities:
   Accounts payable                                               $  5,776       $  2,394
   Accrued payroll and related costs                                16,463         13,963
   Income taxes payable                                              6,361          6,290
   Accrued liabilities                                               5,935          6,015
   Deferred revenue                                                  3,628          5,231
   Dividends payable                                                 2,454          2,433
                                                                  --------       --------
      Total current liabilities                                     40,617         36,326

   SHAREHOLDERS' EQUITY
Total shareholders' equity                                         155,316        190,642
                                                                  --------       --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $195,933       $226,968
                                                                  ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
                                                                   2005       2004
                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 30,419   $ 30,620
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization                                 3,407      2,194
      Bad debts provision                                             500         --
      Realized gains on sales of available-for-sale securities       (392)      (996)
      Deferred income taxes                                          1366      1,612
      Stock warrants sales incentive                                   --         77
      Compensation expense related to restricted stock              1,273        524
   Changes in assets and liabilities:
      Accounts receivable and revenue earned in excess of
         billings, net                                            (10,003)    (2,844)
      Other current assets                                         (3,609)    (1,507)
      Accrued payroll and other liabilities                         6,423      2,785
      Deferred revenues                                            (1,586)       503
                                                                 --------   --------
Net cash provided by operating activities                          27,798     32,967
                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                            (11,049)    (8,213)
   Purchase of short term investments:
      Investments in mutual funds                                  (3,184)   (43,890)
      Investments in term deposits with banks                      (4,416)    (7,071)
   Proceeds from sales of short term investments:
      Proceeds from sales of mutual funds                          16,557     28,173
      Maturities of term deposits with banks                       22,682      7,394
                                                                 --------   --------
Net cash provided by / (used in) investing activities              20,590    (23,607)
                                                                 --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                       2,527      2,933
   Common stock repurchases                                          (676)    (1,479)
   Dividends paid                                                 (68,446)    (7,252)
                                                                 --------   --------
Net cash used in financing activities                             (66,595)    (5,798)
                                                                 --------   --------

Effect of foreign currency exchange rate changes on cash             (343)      (124)
Net (decrease) / increase in cash and cash equivalents            (18,550)     3,438
Cash and cash equivalents, beginning of period                   $109,142   $102,854
                                                                 --------   --------
Cash and cash equivalents, end of period                         $ 90,592   $106,292
                                                                 ========   ========

Non cash investing and financing activities:
   Dividend declared but unpaid                                  $  2,454   $  2,433
   Stock warrants                                                      --         77
                                                                 --------   --------
                                                                 $  2,454   $  2,510
                                                                 ========   ========

Cash paid for income taxes                                       $  6,234   $  4,520
                                                                 ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company" or "Syntel") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2005, the results of their operations for the three months and nine months period ended September 30, 2005 and September 30, 2004, and cash flows for the nine months ended September 30, 2005 and September 30, 2004. The year end condensed balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     - Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company;

     - Syntel Delaware LLC ("Syntel Delaware"), a Delaware limited liability company;

     -    SkillBay LLC ("SkillBay"), a Michigan limited liability company;

     - Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company;

     -    Syntel Consulting Inc ("Syntel Consulting"), a Michigan corporation;
          and

     - Syntel Sterling BestShores (Mauritius) Limited ("SSBML"), a Mauritius limited liability company.

     - Syntel Worldwide (Mauritius) Limited ("Syntel Worldwide"), a Mauritius limited liability company.

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

The wholly owned subsidiaries of Syntel Mauritius are:

     - Syntel International Pvt. Ltd. ("Syntel International"), an Indian limited liability company; and

     - Syntel Global Pvt. Ltd. ("Syntel Global"), an Indian limited liability company.

The wholly owned subsidiary of Syntel Sterling BestShores (Mauritius) Limited is:

     - Syntel Sterling BestShores Solutions Private Limited" ("SSBSPL"), an Indian limited liability company.

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

At September 30, 2005 and 2004, approximately $8.67 million and $24.5 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months period ended September 30, 2005 and 2004 was as follows:

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------   -----------------
                                       2005      2004      2005      2004
                                     -------   -------   -------   -------
                                       (in thousands)      (in thousands)
Net income                           $11,739   $11,893   $30,419   $30,620
Other comprehensive income
   - Unrealized Gain (loss)              164         9       353       (38)
   - Foreign currency translation
   adjustments                          (439)     (201)   (1,098)   (1,492)
                                     -------   -------   -------   -------
Total comprehensive income           $11,464   $11,701   $29,674   $29,090
                                     =======   =======   =======   =======

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

The following table summarizes the movement in the Capital Structure from June 30, 2005

                                                                NO. OF SHARES
PARTICULARS                                                     (IN THOUSANDS)
-----------                                                     --------------
Balance as on June 30, 2005                                         40,527
ADD:
Shares issued on exercise of stock options & restricted stock           63
                                                                    ------
Balance as on September 30, 2005                                    40,590
                                                                    ------

The following table sets forth the computation of earnings per share.

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------------
                                                                       2005                              2004
                                                         -------------------------------   -------------------------------
                                                         Weighted Average   Earnings per   Weighted Average   Earnings per
                                                              Shares           Shares           Shares           Share
                                                         ----------------   ------------   ----------------   ------------
                                                                     (in thousands, except per share earnings)
Basic earnings per share                                      40,576            $0.29           40,236           $ 0.30
Potential dilutive effect of stock options outstanding            93               --               99            (0.01)
                                                              ------            -----           ------           ------
DILUTED EARNINGS PER SHARE                                    40,669            $0.29           40,335           $ 0.29
                                                              ======            =====           ======           ======

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------------
                                                                       2005                              2004
                                                         -------------------------------   -------------------------------
                                                         Weighted Average   Earnings per   Weighted Average   Earnings per
                                                              Shares           Shares           Shares           Share
                                                         ----------------   ------------   ----------------   ------------
                                                                     (in thousands, except per share earnings)
Basic earnings per share                                      40,487            $0.75           40,205           $0.76
Potential dilutive effect of stock options outstanding           101               --              281              --
                                                              ------            -----           ------           -----
DILUTED EARNINGS PER SHARE                                    40,588            $0.75           40,486           $0.76
                                                              ======            =====           ======           =====

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

     -    Applications Outsourcing

     -    e-Business

     -    TeamSourcing; and

     -    Business Process Outsourcing (BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months and nine months period ended September 30, 2005 and 2004 is as follows:

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------   -------------------
                                                  2005      2004      2005       2004
                                                -------   -------   --------   --------
                                                  (in thousands)       (in thousands)
REVENUES:
   Applications Outsourcing                     $43,872   $36,706   $124,725   $104,898
   e-Business                                     7,946     6,143     22,687     22,654
   TeamSourcing                                   4,727     3,308     12,279      8,802
   BPO                                            1,956       445      4,219      1,183
                                                -------   -------   --------   --------
                                                $58,501   $46,602   $163,910   $137,537
                                                -------   -------   --------   --------
GROSS PROFIT:
   Applications Outsourcing                     $18,443   $16,013   $ 52,224   $ 45,720
   e-Business                                     2,253     2,309      7,547      8,798
   TeamSourcing                                   1,286     1,085      3,596      3,166
   BPO                                            1,221       181      2,787        520
                                                -------   -------   --------   --------
                                                 23,203    19,588     66,154     58,204
Selling, general and administrative expenses     10,533     8,850     32,397     26,511
                                                -------   -------   --------   --------
Income from operations                          $12,670   $10,738   $ 33,757   $ 31,693
                                                -------   -------   --------   --------

During the three months ended September 30, 2005 and 2004, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $8.9 million during the three months ended September 30, 2005, contributing approximately 15.3% of total consolidated revenues, as compared to $7.9 million during the three months ended September 30, 2004, contributing approximately 17.0% of total consolidated revenues.

During the nine months ended September 30, 2005 and 2004, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $24.3 million during the nine months ended September 30, 2005, contributing approximately 14.8% of total consolidated revenues, as compared to $21.9 million during the nine months ended September 30, 2004, contributing approximately 15.9% of total consolidated revenues.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
                                                            (in thousands)        (in thousands)
NET REVENUES
   North America, primarily United States                $ 52,542   $ 42,090   $147,029   $123,086
   India                                                   29,880     24,050     84,313     64,755
   UK                                                       3,138      3,081      9,612     10,475
   Far East, primarily Singapore, Mauritius                   592        410      1,352      1,174
   Germany                                                    439        569      1,270      2,383
   Inter-company revenue elimination (primarily India)    (28,090)   (23,598)   (79,666)   (64,336)
                                                         --------   --------   --------   --------
      TOTAL REVENUE                                      $ 58,501   $ 46,602   $163,910   $137,537
                                                         ========   ========   ========   ========
NET INCOME/(LOSS)
   North America, primarily United States                $  4,188   $  3,625   $  9,142   $  8,608
   India                                                    6,755      7,861     19,779     20,198
   UK                                                         506        371      1,516      1,436
   Far East, primarily Singapore, Mauritius                    84        108        124        184
   Germany                                                    206        (72)      (142)       194
                                                         --------   --------   --------   --------
      INCOME/(LOSS) AFTER INCOME TAXES                   $ 11,739   $ 11,893   $ 30,419   $ 30,620
                                                         ========   ========   ========   ========

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                               ------------------     -----------------
                                                                  2005      2004        2005      2004
                                                                -------   -------     -------   -------
                                                                  (in thousands)        (in thousands)
Income before income taxes                                      $13,480   $11,491     $36,411   $33,799
Statutory provision                                                35.0%     35.0%       35.0%     35.0%
State taxes, net of federal benefit                                 1.3%      0.9%        1.3%      1.0%
Tax-free investment income                                          0.0%     (0.4%)      (0.2%)    (0.5%)
Foreign effective tax rates different from US statutory rate      (16.6%)   (23.8%)     (17.1%)   (19.5%)
Tax Reserves                                                      (19.1%)   (15.2%)      (7.1%)    (5.2%)
Valuation Allowance                                                12.3%      0.0%        4.6%      0.0%
Other, net                                                          0.0%      0.0%        0.0%     (1.4%)
                                                                -------   -------     -------   -------
EFFECTIVE INCOME TAX RATE                                          12.9%     (3.5%)      16.5%      9.4%
                                                                =======   =======     =======   =======

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended September 30, 2005 and September 30, 2004, the effective income tax rate was 12.9% and (3.5)% respectively. During the nine months ended September 30, 2005 and 2004, the effective income tax rate was 16.5% and 9.4%, respectively. The tax rates for the three months and nine months ended September 30, 2005 is impacted by reversal of tax reserve of $2.6 million and provison for valuation allowance of $1.7 million. During the three and nine months ended September 30, 2004 the tax rate was impacted by reversal of tax reserve of $1.7 million, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc.

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

However, the American Jobs Creation Act of 2004 enacted on October 22, 2004 ("the Jobs Act") provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing 85 percent dividends received, as a deduction, for certain dividends from controlled foreign corporations that occur prior to December 31, 2005. The Company is evaluating the potential effects of the Jobs Act and foreign laws that might affect any such repatriation. Subject to the completion of evaluation and the operating results of Company's controlled foreign corporations, the Company will be eligible to repatriate, subject to the appropriate withholding taxes thereon, some amount between $0 and $ 143 million, which if repatriated under the Jobs Act, would result into accrual of taxes between $ 0 to $25 million, which includes taxes payable on distribution of dividend under foreign laws.

If the Company determines to repatriate all undistributed repatriable earnings of controlled foreign corporations as of September 30, 2005 (without considering the Jobs Act provisions), the Company would have accrued taxes of approximately $58.9 million.

The Company's current outlook does not reflect the impact of tax and other charges or benefits, related to repatriation currently under evaluation, as mentioned above.

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

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------   ------------------
                                                       2005      2004       2005      2004
                                                     -------   -------    -------   -------
                                                       (in thousands)       (in thousands)
NET INCOME
   Net income, as reported                           $11,739   $11,833    $30,419   $30,620
   Stock based compensation expenses recognized in
      statement of income, net of tax                    290       304      1,111       425
   Stock based compensation expenses determined
      under the fair value method, net of tax           (327)     (290)    (1,419)   (1,352)
                                                     -------   -------    -------   -------
PRO FORMA NET INCOME                                 $11,702   $11,907    $30,111   $29,693
                                                     -------   -------    -------   -------

EARNINGS PER SHARE, PRO FORMA
   Basic earnings per share                          $  0.29   $  0.30    $  0.74   $  0.74
   Diluted earnings per share                        $  0.29   $  0.30    $  0.74   $  0.73

EARNINGS PER SHARE AS REPORTED
   Basic earnings per share                          $  0.29   $  0.30    $  0.75   $  0.76
   Diluted earnings per share                        $  0.29   $  0.29    $  0.75   $  0.76

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                              40,576    40,236     40,487    40,205
   Diluted                                            40,669    40,335     40,588    40,486

Estimated fair value of option granted               $  3.21   $  5.42    $  3.21   $  5.42

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                             AS ON SEPTEMBER 30,
                             -------------------
                                 2005    2004
                                -----   -----
Assumptions
   Risk free interest rate       4.19%   3.48%
   Expected life                    5       5
   Expected volatility          69.01%  72.76%
   Expected dividend yield       8.93%   1.45%

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

On different dates during the nine months ended September 30, 2005 the Company issued additional 51,500 shares of incentive restricted stock to its employees as well as to some employees of its subsidiaries. The stocks were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to incremental 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively.

Based upon the market value on the grant dates, the Company recorded $5.83 million during the quarter ended June 30, 2004 and $0.84 million during the nine months ended September 30, 2005 of unearned compensation included as a separate component of shareholders equity to be expensed over the four year's service period on a straight line basis. During the year ended December 31, 2004, the Company reversed $0.40 million of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.83 million as compensation cost on account of these stock grants. During the three and nine months ended September 30, 2005, the Company reversed $0.25 million and $1.03 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.32 million and $0.81 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid or accrued on shares of unvested restricted stock are charged to compensation cost. For the year ended December 31, 2004, the Company recorded $0.05 million as compensation cost for dividends paid or accrued on shares of unvested restricted stock. For the three and nine months ended September 30, 2005, the Company recorded $0.02 million and $0.46 million, respectively, as compensation cost for dividends paid or accrued on shares of unvested restricted stock.

For the restricted stock issued during the nine months ended September 30, 2005 the dividend will be accrued and paid subject to the same restriction as the restriction on transferability.

13. PROVISION FOR UNUTILIZED LEAVE

During the three months ended June 30, 2005 Syntel India had changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 150 days to 60 days. The balance exceeding maximum permissible accumulation is compulsorily encashed at basic salary. Accordingly an amount of $0.51 million was paid at basic salary and $0.88 million was reversed being the difference between the basic salary and gross compensation rates.

14. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended September 30, 2005 increased to $58.5 million from $46.6 million in the three months ended September 30, 2004, representing a 25.5% increase. Further, revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of multi-national corporations aggressively outsourcing their applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Also the Company's Client Partner Program has enabled better relationships with key customers leading to continued growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of September 30, 2005 increased by 31% to 3,847 employees as compared to 2,939 employees as of September 30, 2004. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of September 30, 2005, the Company had approximately 64.2% of its billable workforce in India as compared to 57.2% as of September 30, 2004. The Company's top five customers accounted for 44.5% of the total revenues in the three months ended September 30, 2005, up from 41.7% of its total revenues in the three months ended September 30, 2004. Moreover, the Company's top 10 customers accounted for 64.4% of the total revenues in the three months ended September 30, 2005 as compared to 61.9% in the three months ended September 30, 2004.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $43.9 million for the three months ended September 30, 2005, or 75.0% of total revenues, from $36.7 million, or 78.8% of total revenues for the three months ended September 30, 2004. The $7.2 million increase was attributable primarily to revenues from new engagements contributing $20.8 million largely offset by $13.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2005 increased to $124.7 million, or 76.1% of total revenues, from $104.9 million or 76.3% of total revenues for the nine months ended September 30, 2004. The $19.8 million increase for nine months ended September 30, 2005 was attributable principally to revenues from new engagements, contributing approximately $48.2 million, largely offset by $28.4 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 58.0% of total Applications Outsourcing revenues for the three months ended September 30, 2005, from 56.4% for the three months ended September 30, 2004. The 1.6 percentage point increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2005 was attributable primarily, due to increased offshore headcount.

Cost of revenues for the nine months ended September 30, 2005 increased to 58.1% of total Applications Outsourcing revenues, from 56.4% for the nine months ended September 30, 2004. The 1.7 percentage point increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2005 was attributable primarily to increased compensation cost associated with a special dividend on restricted stock and a performance based incentive program for delivery teams, during the three months ended March 31, 2005, contributing an increase of 0.2 percentage points, the salary revision, effective April 1, 2005, in India, contributing an increase of 0.8 percentage points, visa filing expenses contributing an increase of 0.8 percentage points and increase in offshore headcount contributing an increase of 0.5 percentage points. These increases were partially offset by a 0.6 percentage point decrease due to write back of leave accruals, related to the change in leave policy in India.

E-BUSINESS REVENUES. e-Business revenues increased to $7.9 million for the three months ended September 30, 2005, or 13.6% of total revenues, from $6.1 million, or 13.2% of revenues for the three months ended September 30, 2004. The $1.8 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects contributing $3.6 million largely offset by $1.8 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2005 increased to $22.7 million, or 13.8% of total revenues, from $22.6 million or 16.5% of total revenues for the nine months ended September 30, 2004. The $0.1 million increase for nine months ended September 30, 2005 was attributable principally to revenues from new engagements, contributing approximately $6.8 million, largely offset by $6.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. e-Business cost of revenues increased to 71.6% of total e-Business revenues for the three months ended September 30, 2005, from 62.4% for the three months ended September 30, 2004. The 9.2 percentage point increase in cost of revenues as a percent of revenues for the three months ended September 30, 2005 is principally attributable to lower utilization of the resources caused by increased hiring and training at offshore. Cost of revenues for the nine months ended September 30, 2005 increased to 66.7% of total e-Business revenues, from 61.2% for the nine months ended September 30, 2004. The 5.5 percentage point increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2005, was attributable primarily to, compensation cost associated with a special dividend on restricted stock and a performance-based incentive program for delivery teams during the three months ended March 31, 2005 and the salary revision effective April 1, 2005 in India, partially offset by the write back of leave accruals related to the change in leave policy in India.

TEAMSOURCING REVENUES. TeamSourcing revenues increased to $4.7 million for the three months ended September 30, 2005, or 8.1% of total revenues, from $3.3 million, or 7.1% of total revenues for the three months ended September 30, 2004. The $1.4 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal which helps clients of Syntel with their supplemental staffing requirements and net increase in revenues from existing projects contributing $2.4 million largely offset by $1.0 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2005 increased to $12.3 million, or 7.5% of total revenues, from $8.8 million or 6.4% of total revenues for the nine months ended September 30, 2004. The $3.5 million increase for nine months ended September 30, 2005 was attributable principally to revenues from new engagements and net increase in revenues from existing projects contributing approximately $4.8 million, largely offset by $1.3 million in lost revenues as a result of project completion.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 72.8% of TeamSourcing revenues for the three months ended September 30, 2005, from 67.2% for the three months ended September 30, 2004. Cost of revenues for the nine months ended September 30, 2005 increased to 70.7% of total TeamSourcing revenues, from 64.0% for the nine months ended September 30, 2004. These increases in cost of revenues, as a percent of total TeamSourcing revenues were attributable primarily to the higher cost TeamSourcing placements partially offset by net revenues from Skillbay web portal placements.

BPO REVENUES. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $1.9 million or 3.3% of total revenues for the three months ended September 30, 2005 as against $0.4 million or 1.0% for the three months ended September 30, 2004. The revenues for the nine months ended September 30, 2005 increased to $4.2 million, or 2.6% of the total revenues, from $1.2 million, or 0.9% of the total revenues for the nine months ended September 30, 2004. Both $1.5 million and $3.0 million increase in the three and nine months period ended September 30, 2005 were primarily due the increased billable headcount. Also, as of February 1, 2005, the Company signed a joint venture agreement with a large banking instituition which helped it to ramp up its business in the BPO segment.

BPO COST OF REVENUES. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2005 decreased to 37.6% of BPO revenues, from 59.3% for the three months ended September 30, 2004. Cost of revenues for the nine months ended September 30, 2005 decreased to 33.9% of BPO revenues, from 56.0% for the nine months ended September 30, 2004. Both the 21.7% and 22.1% decrease in cost of revenues, as a percent of total BPO revenues was attributable primarily to better utilization of resources.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel;

telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended September 30, 2005 were $10.5 million or 18.0% of total revenues, compared to $8.9 million or 19.0% of total revenues for the three months ended September 30, 2004.

This 1.0 percentage point decrease in selling, general, and administrative expenses as a percentage of revenue is primarily due to increases in revenue in the three months ended September 30, 2005 as against the three months ended September 30, 2004, which resulted in an approximately 3.9 percentage point decrease, largely offset by an increase in recruiting expenses of $0.2 million, depreciation of $0.5 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, an increase in travel expenses of $0.1 million, provision for doubtful debts of $0.5 million, and office expenses of $0.3 million, which resulted in an approximately 2.9 percentage point increase.

Selling, general, and administrative costs for the nine months ended September 30, 2005 were $32.4 million or 19.8% of total revenues, compared to $26.5 million or 19.3% of total revenues for the nine months ended September 30, 2004.

Selling, general, and administrative costs for the nine months ended September 30, 2005 include an one time special performance based incentive program for sales teams of $0.4 million and compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million. After removing the impact of these two items, selling, general and administrative expenses were 19.5% and 19.3% of total revenues for the nine months ended September 30, 2005 and 2004 respectively.

This 0.2 percentage point increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in ; compensation costs of $0.7 million in the USA and India, travel expenses of 0.6 million, depreciation of $1.2 million and rent of $0.4 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, consulting charges of $0.6 million, legal expenses of $0.2 million, recruiting expenses of $0.3 million, provision for doubtful debts of $0.5 million, office expenses of $0.8 million and telecommunication expenses of $0.1 million which resulted in an approximately 3.3 percentage point increase, partially offset by, increase in revenue in the nine months ended September 30, 2005 as against the nine months ended September 30, 2004, which resulted in an approximately 3.1 percentage point decrease.

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended September 30, 2005 and September 30, 2004, the effective income tax rate was 12.9% and (3.5)% respectively. During the nine months ended September 30, 2005 and 2004, the effective income tax rate was 16.5% and 9.4%, respectively. The tax rates for the three months and nine months ended September 30, 2005 is impacted by reversal of tax reserve of $2.6 million and provison for valuation allowance of $1.7 million. During the three and nine months ended September 30, 2004 the tax rate was impacted by reversal of tax reserve of $1.7 million, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $27.8 million for the nine months ended September 30, 2005, compared to $32.9 million for the nine months ended September 30, 2004. The number of days sales outstanding in net accounts receivable was approximately 65 days and 66 days as of September 30, 2005 and September 30, 2004, respectively. The decrease in the number of day's sales outstanding in net accounts receivable was due to relatively higher collections during the nine months ended September 30, 2005.

Net cash provided by investing activities was $20.6 million for the nine months ended September 30, 2005, consisting principally of $39.2 million for the sale of short term investments partially offset by $11.0 million of capital expenditures, consisting principally of capital work in progress, including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment and the purchase of short term investments of $7.6 million. Net cash used in investing activities was $23.6 million for the nine months ended September 30, 2004, consisting principally of $51.0 million for the purchase of short term investments and $8.2 million for capital expenditures, consisting principally of PCs and communications equipment partially offset by the sale of short term investments of $35.6 million.

Net cash used in financing activities was $66.6 million for the nine months ended September 30, 2005, consisting principally of $68.4 million in dividends paid out and $0.7 million in common stock repurchases, partially offset by $2.5 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2004, consisting principally of $7.2 million in dividends paid out and $1.5 million in common stock repurchases, partially offset by $2.9 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan.

The Company has a line of credit with Bank One, which provides for borrowings up to $15.0 million. The line of credit has been renewed and now expires on August 31, 2006. The line of credit contains covenants restricting the Company from, among other things, incurring additional debt, issuing guarantees and creating liens on the Company's property, without the prior consent of the bank. The line of credit also requires the Company to maintain certain tangible net worth levels and leverage ratios. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) a negotiated rate plus 1.25%. No borrowings were outstanding at September 30, 2005 and 2004.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2005 and 2004, revenues from time and material contracts constituted 51.2% and 45.6% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2005 and 2004, revenues from fixed price application management and support engagements constituted 29.0% and 35.7% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2005 and 2004, revenues from fixed price development contracts constituted 19.8% and 18.8% of total revenues, respectively.

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

INCOME TAXES--ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period's income tax expense.

During the three months ended September 30, 2005 and September 30, 2004, the effective income tax rate was 12.9% and (3.5)%, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of Syntel's adoption of SFAS No. 123(R)'s fair value method has not yet been determined, the Company expects that it will have a significant impact on its results of operations. The disclosure of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS No. 123 for the three months and nine months ended September 30, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

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

INTEREST RATE RISK

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and short term investments:

                            SEPTEMBER 30,   DECEMBER 31,
                                 2005           2004
                            -------------   ------------
                                   (in thousands)
ASSETS
Cash and cash equivalents      $ 90,592       $109,142
Short term Investments           27,865         58,899
                               --------       --------
TOTAL                          $118,457       $168,041
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

During the three months ended September 30, 2005, the Indian rupee has depreciated, against U.S. dollar, by 0.5% as compared to the three months ended June 30, 2005. The impact of this rupee depreciation positively impacted our gross margin by 10 basis points, operating income by 12 basis points and net income by 12 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 31.8% and 30.7%, respectively, which did not have a material impact on the operating results of the company.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a material impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2005 as well as mirror certifications from senior management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of September 30, 2005 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

There have been reports in the India media on Monday, November 7, 2005 and Tuesday November 8, 2005, including the Economic Times referring to a company official as having made forward-looking comments with respect to employee headcount levels for 2005 and 2006, certain real estate investments, future India expansion, capacity plans, capital investments, and a long-term growth vision. These references were not intended to and do not represent company guidance. The Company's position on forward-looking expectations should be limited to comments made on the company's news release and third quarter earnings call on October 27, 2005.

ITEM 6. EXHIBITS.

Exhibits

Exhibit No.                               Description
-----------                               -----------
1             1997 Stock Option and Incentive Plan, (Amended and Restated).
2             Incentive Restricted Stock Grant Agreement (Amended and Restated).
3             Consent of Independent Registered Public Accounting Firm
4             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
5             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
6             Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYNTEL, INC.


Date November 8, 2005                   /s/ Bharat Desai
                                        ----------------------------------------
                                        Bharat Desai, Chairman, President and
                                        Chief Executive Officer


Date November 8, 2005                   /s/ Revathy Ashok
                                        ----------------------------------------
                                        Revathy Ashok, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.1          1997 Stock Option and Incentive Plan, (Amended and Restated).
10.2          Incentive Restricted Stock Grant Agreement (Amended and Restated).
10.3          Consent of Independent Registered Public Accounting Firm
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32            Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer.