Form 10-K
period 2005-12-31
SYNTEL INC
filed 2006-03-14
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: ___________

                           Common Stock, no par value
                                (Title of Class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No   X
    -----    -----

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes       No   X
    -----    -----

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large Accelerated Filer Accelerated Filer   X   Non-Accelerated Filer
                                                -----                       ----

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2005, based on the last sale price of $16.03 per share for the Common Stock on The NASDAQ National Market on such date, was approximately $126,721,000.

     As of February 27, 2006, the Registrant had 40,936,394 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on or about June 1, 2006 are incorporated by reference into Part III hereof.

                                   SYNTEL INC.

                                    FORM 10-K

                                      INDEX

PART I
   ITEM 1.    BUSINESS
   ITEM 1A.   RISK FACTORS
   ITEM 1B.   UNRESOLVED STAFF COMMENTS
   ITEM 2.    PROPERTIES
   ITEM 3.    LEGAL PROCEEDINGS
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART III
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   ITEM 11.   EXECUTIVE COMPENSATION
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED SHAREHOLDER MATTERS
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

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

          -    Confidentiality Issues

          -    New Facilities

          -    Stock option Accounting

          -    Terrorist Activity, War or Natural Disasters

          -    Instability and Currency Fluctuations

     For a more detailed discussion of certain of the risks associated with the Company's business, see "Item 1A. Risk Factors" in this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

     Syntel, incorporated under Michigan law on April 15, 1980, is a worldwide provider of information technology services to Global 2000 companies. The Company's service offerings are grouped into four segments, Applications Outsourcing, e-Business, Business Process Outsourcing (BPO) and TeamSourcing(R). Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. e-Business consists of practice areas in Web Solutions, Customer Relationship Management
(CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) services. BPO consists of a variety of back-office outsourced services such as transaction processing, loan servicing, retirement processing, and collections and payment processing. Syntel's primary BPO focus is in the financial services, healthcare and insurance sectors. TeamSourcing consists of professional Information Technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Model, a corporate culture focused on customer-service, responsiveness and its own internally-developed "intellectual capital", which is based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

     Through Applications Outsourcing, Syntel provides high-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the customer's business process knowledge in order to develop and deliver services specifically tailored for that customer. In 2005, 2004 and 2003, Applications Outsourcing services accounted for approximately 76%, 76% and 76% of total consolidated revenues, respectively.

     Through its e-Business practices, Syntel helps its customers harness advanced technologies to improve their businesses. Web Solutions involve services in the areas of web architecture, web-enabling legacy applications, as well as the creation of web portals. Customer Relationship Management (CRM) involves customizing and implementing CRM software packages to enhance a customer's interaction with its customers. Data Warehousing/Business Intelligence involves gathering and analyzing key business data to make better real-time decisions through "data mining." Enterprise Applications Integration involves consulting and Applications Outsourcing services designed to better integrate front- office and back-office applications. Additionally, Syntel has entered into several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, IBM, Informatica, Mercury, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others. These partnerships will provide the Company with increased opportunities for market penetration. In 2005, 2004 and 2003, e-Business accounted for approximately 14%, 16% and 19% of total consolidated revenues, respectively.

      Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. Syntel's insurance BPO services include claims processing, policy administration, among others. BPO accounted for approximately 3% and 1% of the total revenues for the years ended December 31, 2005 and 2004, respectively.

     Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 7%, 7% and 5% of the total revenues, for the years ended December 31, 2005, 2004 and 2003, respectively.

     The information set forth under Note 17 "Segment Reporting" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

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

     Syntel provides its services to a broad range of Global 2000 companies principally in the financial services, manufacturing, retail, transportation and information/communications industries, as well as to government entities. Its five largest customers during 2005, based on revenues were American Express, Humana, Daimler Chrysler, Wells Fargo and Allstate. The Company has been chosen as a preferred vendor by several of its customers and has been recognized for its quality and responsiveness. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. During recent years, the Company has focused on increasing its resources in the development, marketing and sales of its e-Business, Applications Outsourcing and BPO services.

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

As of December 31, 2005, Syntel's worldwide billable headcount consisted of 4,456 consultants providing professional services to Syntel's customers.

     The information set forth under Note 18 "Geographic Information" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

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

SYNTEL SOLUTION

     Syntel provides e-Business solutions in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI). The Company's approach involves taking an enterprise-wide view of the customer's technology and business environment to ensure comprehensive solution integration. This view is termed the Digital Ecosystem. Syntel's methodology for implementing its e-Business services involves Digital Blueprinting/Build/Optimize(R). In the Digital Blueprinting phase, Syntel's teams analyze a customer's current technology environment and its business objectives, and then begin architecting the e-Business solution to meet these objectives. In the Build phase, Syntel actually constructs the technology applications and integrates the necessary package applications for the customer. In the Optimize phase, Syntel provides ongoing, cost effective maintenance and enhancement services for the newly created applications. Additionally, Syntel has entered into several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, IBM, Informatica, Mercury, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others. These partnerships will provide the Company with increased opportunities for market penetration.

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

Syntel's insurance BPO services include claims processing and policy administration, among others.

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

     In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The superstructure and finalization of Phase 1 is near completion and work on external development and services is near completion. An office building with space for 950 seats, a food court and hotel are expected to be ready by the second quarter of 2006, pending regulatory approvals.

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

PROVEN INTELLECTUAL CAPITAL. Over its 25-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. Syntel also offers to its customers well-trained personnel backed by a proven, extensive employee training and continuing development program. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

BUILD A HIGH VALUE BPO SOLUTION SET. The Company will grow its expertise in the area of value-added BPO solutions, primarily in the areas of financial services and insurance. By leveraging a mature Global Delivery Model and domain expertise, the Company is able to provide competitively priced BPO solutions that deliver process improvements as well.

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

PROVIDE GREAT DEPTH & BREADTH OF SERVICE OFFERINGS. The Company will continue to create market-based service offerings to meet the emerging needs of its customers. In 2004, the Company introduced a global testing service called SynAppTest as well as SSN Secure, for privacy solutions related to social security numbers. The Company plans to develop new service offerings on a continual basis.

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

ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (1) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (2) trains employees and new recruits through both computer based training and its four training centers, one of which is located in the U.S. and three of which are located in India, and (3) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs.

PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms, including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, IBM, Informatica, Mercury, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (1) technology employed; (2) projected product lifecycles; (3) size of the potential market; (4) software integration requirements of the product; and (5) the reputation of the potential partner.

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

Through its BPO offerings, the Company provides a host of outsourced solutions for business processes. Through TeamSourcing, the Company provides professional IT consulting services. During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing, e-Business, and BPO services. For the years ended December 31, 2005, 2004 and 2003, e-Business and Applications Outsourcing combined accounted for approximately 90%, 92% and 95%, respectively, of the Company's revenues and TeamSourcing represented approximately 7%, 7% and 5%, respectively, of the Company's total revenues. The BPO segment started contributing revenues during the year 2004. Revenue from this segment was 3% and 1% of the Company's total revenues for the years ended December 31, 2005 and 2004, respectively.

     Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2005, more than 96% of Syntel's revenue came from clients the Company has worked with for at least one year. Syntel has earned a host of quality awards, including the "CIO Award" from General Motors, as well as "Preferred Supplier" status with DaimlerChrysler Corporation, in which Syntel received the highest rating in each customer service category. The Company has also been recognized by Target Corporation with a "Best Business Partner Award". Syntel's development centers in India earned the highest possible quality rating of the Software Engineering Institute
(SEI) Capability Maturity Model (CMM) Level 5. Syntel is also an ISO 9001: 2000 certified company, and in late 2004, Syntel earned the BS 7799 2:2002 security certification for its centers in India, as well as neoQA Certified to Level 4. During 2004, Syntel also earned a host of media awards, including Fortune Small Business "America's Fastest-Growing Small Companies"; Healthcare Informatics 100; Diversity Business "Top 100 Diversity Owned Businesses in the U.S."; VARBusiness 500; and was on the Forbes "200 Best Small Companies in America" list for the fifth time.

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

In the area of Enterprise Applications Integration, Syntel takes an enterprise-wide view of its customers' environment and implements package software solutions that create better integration, and therefore better information utilization, between front-office and back-office applications. Additionally, the Company has effectively engaged several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, IBM, Informatica, Mercury, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others. These partnerships will provide the Company with increased opportunities for market penetration.

BUSINESS PROCESS OUTSOURCING (BPO)

     Syntel seeks to provide high-value BPO solutions to its customers, as opposed to low-value, capital-intensive voice-based BPO services. Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. Syntel's insurance BPO services include claims processing and policy administration, among others. BPO accounted for approximately 3% of revenues, for the year ended December 31, 2005.

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

STRATEGIC OFFERINGS GROUP

     The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Strategic Offerings Group whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. The Strategic Offerings Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer(R) and IntelliCaptureSM, creating reusable software components through its Innovate methodology to enhance quality and value on customer assignments, and educating Syntel's personnel to improve marketing, sales and delivery effectiveness. The Strategic Offerings Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

     Syntel provides its services to a broad range of Global 2000 corporations principally in the financial services, insurance, manufacturing, retail and healthcare industries. During 2005, the Company provided services to over 91 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2005, include:

FINANCIAL SERVICES        MANUFACTURING                INSURANCE
------------------        -------------                ---------
American Express          American Greetings           ACE Ina Holdings
Bank One                  Mead Westvaco                All State Insurance
Boston Financial Data     Tektronix, Inc.              American International
Services                                               Group
Conseco Finance Corp      RETAIL                       CNA Commercial Lines
Credit Swiss First        ------                       Kemper Insurance/Unitrin
Boston                    Target Corporation           Maxum Specialty Insurance
Deutsche Bank             PepsiCo Inc. Valhalla        Stewart - Landata
First Data Merchant       Borders Group Inc.           Systems Inc.
Services                                               Westfield Insurance
General Motors            TRANSPORTATION/AVIATION      ZC Sterling
Acceptance Corp           -----------------------
GFI Trade Capture         Airlines Reporting Corp      INFORMATION/COMMUNICATION
Group 1                   Federal Express Corp.        -------------------------
International Finance     The News Market              Hewlett Packard
Data Services             Thomas Cook                  Symantec
J P Morgan Chase                                       TIBCO Software Inc.
Moody's Investor          EMERGING/OTHERS              DSMI
Services                  ---------------              GLAXO WELLCOME
Portfolio Europe          Deloitte Consulting          Metasolv
State Street Bank
Washington Mutual Bank                                 AUTOMOTIVE
Wells Fargo Bank                                       ----------
                                                       Daimler-Chrysler Corp
HEALTHCARE                                             Ford Motor Co.
----------                                             Freightliner LLC
Availity LLC                                           T-System
Blue Cross Blue Shield
of North Carolina
Blue Cross Blue Shield
of Georgia
First Health Services
Corp
Health Care Associates
Humana Inc
McKesson
Well point

     For the years ended December 31, 2005, 2004, and 2003, the Company's top ten customers accounted for approximately 65%, 61% and 64% of the Company's revenues, respectively. For the year ended December 31, 2005 one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's three largest customers in 2005 were American Express, Humana Inc and Daimler-Chrysler Corporation contributing approximately 16%, 8% and 8% respectively, of the total revenues. The Company's largest customer for 2005, 2004 and 2003 was American Express, accounting for approximately 16% of the total revenues for each of the years ended December 31, 2005, 2004 and 2003, respectively.

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

     The Company's three Global Development Centers located in: Mumbai, India; Pune, India; Chennai, India; and a Support Center at Cary, North Carolina support the Company's Global Delivery Service. During 2005, the Company also created a BPO facility in Mumbai, India with a capacity of 484 people. Additionally during 2005, the company created another BPO facility in Mumbai with a capacity of 94 resources.

     The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 2,713 persons as of December 31, 2005, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 2,033 people including BPO operations.

     The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,168 persons as of December 31, 2005. The Chennai facility has a capacity of approximately 1,046 persons and has been in operation for approximately five years.

     The Cary, North Carolina Support Center, which employed six persons at December 31, 2005, serves as a hub for the Company's telecommunications. Its support functions include administration of a dedicated data and voice network, and a 24-hour customer assistance center which coordinates problem resolution worldwide.

     In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The superstructure and finalization of Phase 1 is near completion and work on external development and services is near completion. An office building with space for 950 seats, a food court and hotel are expected to be ready by the second quarter of 2006, pending regulatory approvals.

     The Company believes that space availability in Mumbai and Chennai will accommodate short-term facility requirements and the new campus in Pune will enable the Company to meet offshore growth requirements for the next several years. As a step in this direction, in 2002 the Company leased certain facilities to open an interim Development Center in Pune, which employed 1,461 persons including onsite deputations outside Pune, as of December 31, 2005, and having a capacity of 1,512 persons.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional salespeople and senior management operating principally from the Company's offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Natick, Massachusetts; London, England; Hong Kong; Stuttgart, Germany and Singapore. The sales staff is aligned by industry vertical, with each salesperson provided the authority to pursue Applications Outsourcing, e-Business, BPO and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

     The sales cycle for Applications Outsourcing engagements ranges from six to twelve months, depending on the complexity of the engagement. Due to this longer sales cycle, Applications Outsourcing sales executives follow an integrated sales process for the development of engagement proposals and solutions, and receive ongoing input from the Company's technical services, delivery, finance and legal departments throughout the sales process. The Applications Outsourcing sales process also typically involves a greater number of customer personnel at more senior levels of management than the TeamSourcing sales process.

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

     Syntel's marketing organization strives to build and support the Syntel brand as well as generate awareness and leads for the Company's service offerings. The Company's current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs and CFOs of Global 2000 companies. In addition, Syntel's marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group, IDC,and Forrester Research, to ensure analysts have a good understanding of Syntel's offerings and positioning. Syntel's marketing group also manages the Company's investor relations program, market research, proposals function and sales support efforts.

HUMAN RESOURCES

     The Company believes that its human resources are its most valuable asset. Accordingly, the Company's success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. The Company has developed a number of processes, methodologies, technologies and tools for the recruitment, training, development and retention of its employees. As of December 31, 2005, the Company had 6,093 full time employees. Of this total, the U.S. operations employed, including onsite deputations, 1,422 persons, including 1,357 IT professionals; the Indian operation employed 4,315 persons, including 3,934 IT professionals; and the Company employed an additional 356 persons in various remote locations, principally the U.K., Singapore and Germany.

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

RECRUITING. The Company has developed a recruiting methodology and organization, which is a core competency. The Company has significantly expanded its international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Bangalore, and Pune, India, to recruit for the Company's global requirements. The Company also has a recruiting team based in the U.S., which recruits primarily across the U.S. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

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

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, health insurance, 24-hour on-call nurse consulting, a 401(k) plan, life insurance, dental options, a vision eye-care program, long-term disability coverage, short-term disability options, tuition subsidy plan, and a health club reimbursement program. Since its initial public offering in 1997, the Company has offered a stock option program, and since 1998 a qualified stock purchase program, providing all eligible employees the opportunity to purchase the Company's Common Stock at a 15% discount to fair market value. During 2004 and 2005, the Company issued incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries.

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

AVAILABLE INFORMATION

     Syntel makes available, free of charge, through its investor relations website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel's investor relations web site is www.syntelinc.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

         NAME            AGE                     POSITION
         ----            ---                     --------
Revathy Ashok             46   Chief Financial Officer and Treasurer
Lakshmanan Chidambaram    41   Vice President, Sales
Bharat Desai              53   Chairman, President and Chief Executive
                                  Officer
Anil Jain                 47   Business Unit Head & Senior Vice President,
                                  Insurance Vertical
Srikanth Karra            42   Vice President, Global Human Resources
Rakesh Khanna             43   Banking & Finance Business Unit President
Anand Kalidass            47   Vice President, Strategic Offerings
Vijay Mehra               38   Telecom, Retail, Logistics and Travel
                                  Industries Business Unit President
Daniel M. Moore           51   Chief Administrative Officer, Secretary,
                                  and General Counsel
Keshav Murugesh           42   Chief Operating Officer
Naresh Nagarajan          42   Healthcare Business Unit President
Nitin Rakesh              34   Vice President and Head of B&FS BPO
                                  Operations
R. S. Ramdas              51   Vice President, Finance and Corporate
                                  Services
Sunil Sarna               46   Business Unit Head & Senior Vice
                                  President, Automotive Vertical
Neerja Sethi              50   Vice President, Corporate Affairs and
                                  Director
Vinod Swami               44   Vice President, Global Sales

     Revathy Ashok was appointed Chief Financial Officer of the Company in May 2005. Prior to joining Syntel, Ms. Ashok served as Executive Vice President and Group Chief Financial Officer at Microland Group, an IT services company focusing on remote infrastructure management, Internet and e-Business technologies, from 2001.

     Lakshmanan Chidambaram was appointed as Head of Sales, Banking and Financial Services and Insurance Business units in February, 2006. Mr. Chidambaram joined Syntel in 2001 and has served in a variety of sales positions.

     Bharat Desai is a co-founder of the Company and has served as its President and Chief Executive Officer and as a Director since its formation in 1980. Mr. Desai was appointed Chairman of the Board in February 1999. Mr. Desai is the spouse of Ms. Sethi.

     Anil Jain was appointed as Business Unit Head & Senior Vice President, Insurance Vertical in February 2006. Mr. Jain has been with Syntel since 1993 serving in a number of client relationship and service delivery capacities.


     Srikanth Karra was appointed as Syntel's Vice President - Global Human Reosurces in March 2005. Prior to joining Syntel, Mr. Karra served as HR Head for India and Global Leader for Staffing and Relationship Development at GE Capital International Services, a global diversified financial services company, from 2001 to 2005.

     Rakesh Khanna was appointed as Banking & Finance Business Unit President with the Company in July 2005. Prior to joining Syntel, Mr. Khanna served in senior management at IFLEX Solutions Ltd., a company specializing in software products and services for banks and financial service institutions, from September 1996 to July 2005.

     Anand Kalidass was appointed as Vice President, Strategic Offerings in 2005. Prior to joining Syntel, Mr. Kalidass served as Senior Vice President at Caritor, a global technology solutions provider from June 1997 to December 2004.

     Vijay Mehra was appointed as Telecom, Retail, Logistics and Travel Industries Business Unit President in April 2005. Prior to joining Syntel, from September 2000 to March 2005, Mr. Mehra was working with McKinsey & Company, a management consulting firm, as one of the senior-most managers in the IT Practice.

     Daniel M. Moore has served the Company as Chief Administrative Officer, Secretary, and General Counsel since August 1998.

     Keshav Murugesh was appointed as Chief Operating Officer of the Company in October 2004. Mr. Murugesh joined the Company as Chief Financial Officer in May 2002 and continued as Acting Chief Financial Officer until his successor, Revathy Ashok was appointed. Prior to joining Syntel, Mr. Murugesh served as Vice President Finance at ITC Infotech Ltd from October 2000 to May 2002. Prior to this assignment, Mr. Murugesh served as Finance Head, Information Systems Business from August 1999 to September 2000 at ITC Ltd, India.

     Naresh Nagarajan was appointed as Syntel's Healthcare Business Unit President in April 2005. Prior to joining Syntel, Mr. Nagarajan was a Limited Partner with iLABS Group LLP, a venture capital firm, from 2001.

     Nitin Rakesh was appointed as Vice President and Head of B&FS BPO Operations in February 2006 and has been with Syntel since 2002 in various capacities with the business process outsourcing unit. Prior to joining Syntel, Mr. Rakesh served n various capacities in TCG Group, a company specializing in investments, real estate & software from Dec 1999 to Sep 2002, with his last assignment in the group as Head of Sales, Banking & Financial Services, for TCG Software Services.

     R. S. Ramdas was appointed as Vice President, Finance and Corporate Services in March 2004 and became a member of the leadership team in February 2006. Mr. Ramdas has served with Syntel since 1990 in various positions including heading corporate tax, treasury, internal audit, and global procurement.

     Sunil Sarna was appointed as Business Unit Head & Senior Vice President, Automotive Vertical in February 2006. Mr. Sarna has served with Syntel since 1998 in various client relationship and delivery roles.

     Neerja Sethi is a co-founder of the Company and has served as a Vice President, Corporate Affairs and as a Director since its formation in 1980. Ms. Sethi is the spouse of Mr. Desai.

     Vinod Swami joined the Company in June 1993 and is appointed as Senior Vice President and Head of Sales, Automotive, Healthcare and Diversified Businesses since February 2006. Mr. Swami previously served as Vice President, Global Sales, from February 2005 to February 2006, Vice President, Strategic Sales from December 2002 to February 2005 and in various sales positions prior to December 2002.

ITEM 1A. RISK FACTORS

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

GOVERNMENT REGULATION OF IMMIGRATION. The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws of the countries in which it operates, particularly the United States. As of December 31, 2005, approximately 53% of Syntel's U.S. workforce (12% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 16% of the Company's U.S. workforce (4% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months). Pursuant to U.S. federal law, the U.S. Citizenship and Immigration and Services (CIN) limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas that may be issued.

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

CUSTOMER CONCENTRATION; RISK OF TERMINATION. The Company has in the past derived, and believes it will continue to derive, a significant portion of its revenues from a limited number of large, corporate customers. The Company's ten largest customers represented approximately 65%, 61%, and 64% of the total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's largest customer for 2005, 2004 and 2003, was American Express accounting for approximately 16% of the total revenues for each of the years ended December 31, 2005, 2004 and 2003, respectively.

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

EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA. A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. As of December 31, 2005, the Company had approximately 67% of its billable workforce in India, and anticipates that this percentage will increase over time. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in the Company incurring increased costs for IT professionals. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government is significantly involved in and exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly benefited the Company included, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. The Company treats any earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company decides to repatriate any of such earnings, it will incur a Dividend distribution tax for distribution from India, currently 14.03% under Indian tax law and be required to pay U.S. corporate income taxes on such earnings. As of December 31, 2005, the estimated dividend distribution taxes and U.S. corporate taxes that would be due upon repatriation of accumulated earnings are approximately $34.1 million. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, results of operations and financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2") was issued, providing guidance under SFAS No. 109, "Accounting for Income Taxes" for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including US Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United State for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2005 the Company has invested approximately $42.5 million towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

If the company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2005, the company would have accrued taxes of approximately $34.1million.

INTENSE COMPETITION. The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors for professional IT staffing engagements include participants from a variety of market segments, systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. In Applications Outsourcing and e-Business services, the Company competes primarily with companies in the domestic and global arena. In the domestic IT arena, Syntel competes against firms such as IBM Global Solutions, Keane, EDS, Cognizant, and Accenture. In the global IT services arena, Syntel is increasingly competing against a number of India-based companies including TCS, Infosys, and Wipro. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development and promotion of IT services than the Company. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service providers. Further, there is a risk that the Company's customers may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor such as the Company. The IT services industry is also undergoing consolidation which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company. The Company also faces significant competition in recruiting and retaining IT professionals which could result in higher labor costs or labor shortages. There can be no assurance that the Company will compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations or financial condition.

ABILITY TO MANAGE GROWTH. While the Company has experienced modest increase in revenues over the past few years, it has historically experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Additionally, ongoing changes in the delivery mix from onsite to offshore staffing have also placed additional operational and structural demands on the Company. Revenues have increased from $45.3 million in 1993 to $226.2 million in 2005, and the number of worldwide billable employees has increased from 689 as of December 31, 1993 to 4,456 as of December 31, 2005. The Company established sales offices in London, England in 1996 and in Hong Kong in 2001, opened sales and service offices in Singapore in May 1997 and in Munich, Germany in 2001 and has expanded its Global Development Centers in Mumbai, Chennai and Pune, India. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing its international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, its ability to attract and retain IT professionals, its business prospects, and its results of operations and financial condition. In recent years, the Company has realigned existing personnel and resources, and has invested incrementally in the development of its Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development, and maintenance. The Company has also invested in the development of its e-Business practice business process outsourcing (BPO) practice. A key factor in the Company's growth strategy is to increase Applications Outsourcing, e-Business and BPO practices with new and existing customers. This strategy was evidenced by a shift in the revenue mix from TeamSourcing to Applications Outsourcing and e-Business in recent years, as well as the improvement in the Company's direct margins. However, Applications Outsourcing services generally require a longer sales cycle (up to 12 months) and generally require approval by more senior levels of management within the customer's organization, as compared with traditional IT staffing services. Additionally, while the sales cycle for many e-Business engagements tend to be shorter (one to six months), many engagements are short in duration (three to six months), requiring increased sales and marketing. While the Company has strengthened its experience and strength in marketing, developing, and performing such services, there can be no assurance that the Company's increased focus on Applications Outsourcing, e-Business and BPO will continue to be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations, and financial condition.

FIXED-PRICE ENGAGEMENTS. The Company undertakes engagements, in the nature of development and maintenance, billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis and has a strategy to increase its percentage of revenue from fixed-price engagement. The Company's failure to estimate accurately the resources and time required for an engagement or its failure to complete fixed-price engagements within budget, on time and to the required quality levels would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed-price revenues from development and maintenance activity represented approximately 50%, 54% and 52% of total revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

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

STOCK OPTION ACCOUNTING. Our earnings will be adversely affected once we change our accounting policies with respect to the expensing of stock options. We do not currently deduct the expense of employee stock option grants from our income based on the fair value method. We have adopted the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Recently, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised
2004) "Share-Based Payment" ("SFAS No. 123R") requiring companies to change their accounting policies to record the fair value of stock options issued to employees as an expense. During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R),which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company will use the modified prospective application transition method and estimates that the adoption of SFAS No. 123R for share-based awards issued to employees will not have a significant impact on its statement of income or financial position for 2006. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as the Company's future stock prices. These assumptions are highly subjective and changes in these assumptions could significantly affect the Company's estimate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 14,600 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in March 2007. The Company has a telecommunications hub located in approximately 3,200 square feet of leased space in Cary, North Carolina, under a lease, which expires July 31, 2010. The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Natick, Massachusetts; Berkshire, England; Stuttgart, Germany; and Singapore

     Syntel leases approximately 65,140 square feet of office space in Mumbai, India, under ten leases expiring on various dates from October 2006 to March 2009. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

     For facilitating its BPO operations, Syntel has leased 33,130 square feet of office space in Mumbai, India. Additionally, during the year, Syntel has leased approximately 7,235 square feet of office space in Mumbai, India for facilitating its BPO operations. The lease term for both the BPO facilities expires on May 2007 and February 2008, respectively.

     Syntel leases approximately 76,008 square feet of office space in Chennai, India, under two leases expiring on April 2006 and September 2009 both subject to the Company's option to renew for an additional period of three to five years.

     Syntel leases four offices in Pune, India consisting of approximately 63,490 square feet. The lease terms expires on various dates from May 2006 to June 2006, all subject to the Company's option to renew for an additional period of three to five years.

     During the year, Syntel leased an additional 34,500 square feet of office space in Pune, India. The lease expires in April 2006.

     In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. When fully completed, the facility will cover over 1 million square feet and will accommodate 9000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. The Company has appointed a leading project management company, finalized architectural drawings for Phase I and has appointed contractors for all key elements of the project. The superstructure and finalization of Phase 1 is near completion and work on external development and services is near completion. An office building with space for 950 seats, a food court and hotel are expected to be ready by the second quarter of 2006, pending regulatory approvals.

     The Company has acquired 28 acres of land in an Information Technology Park in Chennai, India.

     The Company believes that the existing facilities and planned development in Pune and Chennai are adequate for its currently anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS:

     The Company is not currently a party to any material legal proceeding or governmental investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) The Registrant's Common Stock is traded on the NASDAQ National Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company's Common Stock as reported on NASDAQ for each full quarterly period in 2004 and 2005.

Period                  High      Low
------                 ------   ------
First Quarter, 2004    30.900   24.320
Second Quarter, 2004   28.370   16.210
Third Quarter, 2004    17.880   13.770
Fourth Quarter, 2004   20.000   16.250
First Quarter, 2005    19.530   15.930
Second Quarter, 2005   18.730   15.750
Third Quarter, 2005    19.490   16.140
Fourth Quarter, 2005   22.000   18.380

     (b) There were approximately 705 shareholders of record and 3,500 beneficial holders on February 27, 2006.

     (c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company's last two fiscal years. In addition, the Board of Directors at its meeting dated March 3, 2005 declared a one-time special dividend of $1.50 per share payable to Syntel shareholders of record at the close of business on March 14, 2005. The Company paid cash dividends of $
1.74 and $0.24 per share for the years ended December 31, 2005 and 2004, respectively.

     (d) EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company's equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2005.

                      NUMBER OF SECURITIES
                       TO BE ISSUED UPON         WEIGHTED-AVERAGE          NUMBER OF SECURITIES REMAINING
                           EXERCISE OF           EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE UNDER
                      OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     EQUITY COMPENSATION PLANS (EXCLUDING
   PLAN CATEGORY      WARRANTS, AND RIGHTS   WARRANTS, AND RIGHTS ($)    SECURITIES REFLECTED IN COLUMN (1))
   -------------      --------------------   ------------------------   ------------------------------------
Equity compensation          438,251                   12.28                          2,347,413
 plans approved by
    shareholders

Equity compensation               --                      --                                 --
 plans not approved
  by shareholders
                             -------                   -----                          ---------
       TOTAL                 438,251                   12.28                          2,347,413
                             =======                   =====                          =========

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

                                                                   YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2005       2004       2003       2002       2001
                                                    --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME DATA
   Net revenues                                     $226,189   $186,573   $179,507   $161,507   $172,283
   Cost of revenues                                  135,043    107,120    101,699     94,010    106,943
   Gross profit                                       91,146     79,453     77,808     67,497     65,340
   Selling, general and administrative expenses       44,917     36,999     28,278     31,421     34,522
   Capitalized development cost impairment                --         --         --         --      1,624
   (Reduction in) reserve requirements applicable
      to Metier transaction                               --         --       (882)    (5,698)        --
   Income from operations                             46,229     42,454     50,412     41,774     29,194
   Other income, principally interest                  4,592      3,773      3,168      3,191      3,780
   Income before income taxes                         50,821     46,227     53,580     44,965     32,974
   Income tax provision (1)                           20,500      5,253     13,242     12,338      8,636
   Income before loss from equity investments and
      investment write off                            30,321     40,974     40,338     32,627     24,338
   Loss from equity investments and investment
      write offs (net of tax)                             --         --         34        141      3,893
   Net income                                       $ 30,321   $ 40,974   $ 40,304   $ 32,486   $ 20,445
   Net income per share, diluted                    $   0.75   $   1.01   $   0.99   $   0.81   $   0.52
   Cash dividends declared per common share         $   1.74   $   0.24   $   1.37         --         --
   Weighted average shares outstanding, diluted       40,671     40,469     40,797     39,917     38,987

                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2005       2004       2003       2002       2001
                                           --------   --------   --------   --------   --------
                                                             ($ IN THOUSANDS)
BALANCE SHEET DATA
   Working capital                         $120,866   $170,786   $142,207   $145,988   $103,502
   Total assets                             198,161    226,968    185,198    183,572    152,247
   Total shareholders' equity               152,278    190,642    153,406    154,844    112,258

OTHER DATA
   Billable headcount in U.S.                 1,341      1,145      1,138      1,111        987
   Billable headcount in India                3,006      1,906      1,376        943        419
   Billable headcount at other locations        109        121        150        101        138
                                           --------   --------   --------   --------   --------
   Total billable headcount                   4,456      3,172      2,664      2,155      1,544
                                           ========   ========   ========   ========   ========

1) The tax rate for the year ended December 31, 2005 is impacted by reversal of tax reserve of $2.6 million, provision for valuation allowance of $1.7 million and the tax related to the repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. During year ended December 31, 2004, the tax rate was impacted by reversal of tax reserve of $1.7 million, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc. Without the above, the effective income tax rate during the year ended December 31, 2004 would have been 17.3%. During year ended December 31, 2003, the tax rate was impacted by provision of tax reserve of $3.1 million. Without the above, the effective income tax rate during the year ended December 31, 2003 would have been 19%.

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

     REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2005, 2004 and 2003, revenues from time and material contracts constituted 50%, 46% and 48%, respectively of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2005, 2004 and 2003, revenues from fixed price application management and support engagements constituted 29%, 33% and 27%, respectively.

     Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2005 2004 and 2003, revenues from fixed price development contracts constituted 21%, 21% and 25%, respectively.

SIGNIFICANT ACCOUNTING ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

     REVENUE RECOGNITION. The use of the proportional performance method of accounting requires that the Company makes estimates about its future efforts and costs relative to the fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the changes become known.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. At December 31, 2005 and 2004, the allowance for doubtful accounts was $2.6 million and $1.2 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

     INCOME TAXES--ESTIMATES OF EFFECTIVE TAX RATES AND RESERVES FOR TAX CONTINGENCIES. When preparing our financial statements, the Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates.

In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The reserve no longer required for any particular tax year, is credited to the current year's income tax provision.

During 2005, the Company has reversed $2.6 million of the accrual for income taxes related to the year 2001 and credited it to the current year's income tax provision.

In addition, during 2005 the Company has also reversed $0.9 million related to the payroll tax provision and provided for valuation allowance of $1.7 million attributable to certain deferred tax benefits, on write-off of certain investments in 2001, which are not expected to be materialized.

The revision in estimates noted above had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2005 by $0.04 per share.

     ACCRUALS FOR LEGAL EXPOSURES. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or the lower end of a range, if the amount cannot be reasonably estimated. The accrual related to litigation and legal fees at December 31, 2005 and 2004, was $0.2 million and $0.1 million, respectively.

OVERVIEW

     Syntel is a worldwide provider of professional IT consulting and applications management services to Global 2000 companies, as well as to government entities. The Company's service offerings include Applications Outsourcing, consisting of application management services for ongoing management, development and maintenance of business applications; e-Business, consisting of the integration and development of advanced technology applications including E-commerce, Web development, Data Warehousing, CRM, Oracle, and SAP; as well as partnerships with leading software and IT application software infrastructure providers to provide its implementation, customization, migration and maintenance services including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, IBM, Informatica, Mercury, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others.

     Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing.

     The Company's revenues are generated from professional services fees provided through four segments, Applications Outsourcing, e-Business, TeamSourcing and BPO. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and e-Business services, and has shifted a larger portion of its business to engagements within these two segments, which the Company believes have higher growth and gross margin potential. The following table outlines the revenue mix for the years ended December 31, 2005, 2004, and 2003:

                           PERCENT OF TOTAL REVENUES
                           -------------------------
                               2005   2004   2003
                               ----   ----   ----
Applications Outsourcing        76%    76%    76%
e-Business                      14     16     19
TeamSourcing                     7      7      5
BPO                              3      1      0
                               ---    ---    ---
                               100%   100%   100%
                               ===    ===    ===

     On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Syntel may bill the customer on either a time-and-materials or fixed-price basis. Against a significant portion of Applications Outsourcing engagements, executed historically, on a time-and-materials basis, a significant share of the new Applications Outsourcing engagements have started on a fixed-price basis during 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, fixed-price revenues from development and maintenance activity comprised approximately 55%, 58% and 56% of total Applications Outsourcing revenues, respectively.

     The Company re-skilled a very significant percentage of the consulting base during 2003, 2004 and 2005 in the latest advanced software platforms, including JAVA, Object Oriented, C++, C-Sharp, .NET, RMI CORBA, SAP, PeopleSoft, ETL, Datastage, Ab-initio, Informatica and Microstrategy. The Company has focused training efforts on consultants assigned to TeamSourcing engagements, and as a result, has successfully migrated such consultants to the e-Business segment. The Company has also cross trained its employees on current outsourcing engagements to be able to successfully migrate to and develop and maintain the emerging technologies that our clients are investing in.

     Historically, most e-Business engagements were billed on a time-and-materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, fixed-price revenues from development and maintenance activity comprised approximately 61%, 54% and 51% of total e-Business revenues, respectively.

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

     On BPO engagements, services are provided at our offshore facility, which gives the benefit of lower cost to the customer. BPO revenues generally are recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2005 and 2004, the revenue from BPO engagements comprised approximately 3% and 1% of total revenues.

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

     The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2005, approximately 53% of Syntel's U.S. workforce (12% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 16% of the Company's U.S. workforce (4% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months).

     The Company has made substantial investments in infrastructure in recent years, including: (1) expanding the facilities in Mumbai, India, including a BPO facility; (2) developing a Technology Campus in Pune, India; (3) expanding the Global Development Center in Chennai, India; (4) upgrading of the Company's global telecommunication network; (5) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Strategic Solutions Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (6) hiring additional experienced senior management; (7) expanding global recruiting and training capabilities; and (8) enhancing human resource and financial information systems.

     Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 65%, 61% and 64% of revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

     For the years ended December 31, 2005, 2004 and 2003 only one customer contributed revenues in excess of 10% of total consolidated revenues. The Company's largest customer for 2005, 2004 and 2003 was American Express, contributing approximately 16%, 16% and 16%, respectively of total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected income statement data as a percentage of the Company's net revenues.

                                       PERCENTAGE OF REVENUES
                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                        2005    2004    2003
                                       -----   -----   -----
Net Revenues                           100.0%  100.0%  100.0%
Cost of revenues                        59.7    57.4    56.7
                                       -----   -----   -----
Gross profit                            40.3    42.6    43.3
Selling, general and administrative
   expenses                             19.9    19.8    15.8
Reduction in reserve requirements
   applicable to Metier transaction       --      --    (0.5)
INCOME FROM OPERATIONS                  20.4%   22.8%   28.0%

Following is selected segment financial data for the years ended December 31, 2005, 2004 and 2003. The Company does not allocate assets to operating segments:

                                2005       2004       2003
                              --------   --------   --------
                                      (in Thousands)
Net Revenues
   Applications Outsourcing   $171,331   $143,007   $136,424
   e-Business                   31,210     29,249     33,795
   TeamSourcing                 16,953     12,480      9,288
   BPO                           6,695      1,837         --
                              --------   --------   --------
                               226,189    186,573    179,507
Gross Profit
   Applications Outsourcing     72,411     62,696     62,282
   e-Business                    9,687     11,302     14,389
   TeamSourcing                  4,886      4,598      1,137
   BPO                           4,162        857         --
                              --------   --------   --------
                                91,146     79,453     77,808
Gross Profit %
   Applications Outsourcing       42.3%      43.8%      45.7%
   e-Business                     31.0%      38.6%      42.6%
   TeamSourcing                   28.8%      36.8%      12.2%
   BPO                            62.2%      46.7%        --
                              --------   --------   --------
                                  40.3%      42.6%      43.3%
Selling, general and
   administrative expenses      44,917     36,999     28,278
Reduction in reserve
   requirements for Metier
   transaction                      --         --       (882)
INCOME FROM OPERATIONS        $ 46,229   $ 42,454   $ 50,412
                              --------   --------   --------

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004.

REVENUES. Net revenues increased to $226.2 million in 2005 from $186.6 million in 2004, representing a 21.2% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is clearly becoming a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. At the beginning of 2004, the Company introduced the Client Partner Program, which enabled better relationships with key customers leading to growth in business. Further, during the year 2005, the Company has introduced Business Unit Heads which enables better relationship and leadership for each of its Business Units. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2005, increased 41% to 4,465 employees as compared to 3,172 employees as of December 31, 2004. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2005, the Company had approximately 67% of its billable workforce in India as compared to 60% as of December 31, 2004.. The top five customers accounted for 45% of the total revenues in 2005, up from 40% of the total revenues in 2004. Moreover, the top 10 customers accounted for 65% of the revenues in 2005 as compared to 61% in 2004.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $143.0 million, or 76% of total revenues in 2004, to $171.3 million, also 76% of total revenues in 2005. The $28.3 million increase is attributable principally to revenue from new engagements, contributing $64.3 million partially offset by a net decrease in existing projects in the amount of $6.0 million and by $30.0 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 57.7% of Applications Outsourcing revenues in 2005, from 56.2% in 2004. The 1.5% increase in cost of revenues as a percent of revenues was attributable primarily to increased compensation cost associated with a special dividend on restricted stock and a performance- based incentive program for delivery teams, during the three months ended March 31, 2005, contributing an increase of 0.1 %, the salary revision, effective April 1, 2005, in India, contributing an increase of 0.5 %, visa filing expenses, contributing an increase of 0.5 % and increase in offshore headcount, contributing an increase of 1.3 %. These increases were partially offset by a 0.4 % decrease due to write back of leave accruals, related to the change in leave policy in India and a 0.5 % decrease due to reversal of payroll tax provision.

E-BUSINESS REVENUES. e-Business revenues increased from $29.2 million in 2004, or 16% of total consolidated revenues, to $31.2 million in 2005, or 14% of total consolidated revenues. The $2.0 million increase is attributable principally to revenue from new engagements, contributing $10.0 million partially offset by a net decrease in existing projects in the amount of $1.3 million and by $6.7 million in lost revenues as a result of project completions.

E-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, and trainee compensation. e-Business cost of revenues increased to 69.0% of e-business revenues in 2005, from 61.4% in 2004, an increase of 7.6%. This increase was attributable primarily to compensation cost associated with a special dividend on restricted stock and a performance-based incentive program for delivery teams during the three months ended March 31, 2005 and the salary revision effective April 1, 2005 in India, partially offset by the write back of leave accruals related to the change in leave policy in India.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $12.5 million, or 7% of total consolidated revenues in 2004, to $16.9 million, also 7% of total consolidated revenues in 2005. The $4.4 million increase is attributable principally to revenue from new engagements and increased revenue of $4.3 million from the SkillBay web portal partially further increased by $1.6 million due to net increase in revenue from existing projects and partly offset by $1.5 million in lost revenues as a result of project completion and net reduction in revenues from exiting projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, and trainee compensation. TeamSourcing cost of revenues increased to 71.2% of TeamSourcing revenues in 2005, from 63.2% in 2004. The 8.0% increase in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to the higher cost TeamSourcing placements partially offset by net revenues from Skillbay web portal placements.

BPO REVENUES. The BPO segment started contributing revenues during 2004. Revenues from this segment were $6.7 million or 3% of total revenues for the year ended 2005 compared to $1.8 million or 1% of total revenues for the year ended 2004. Also, as of February 1, 2005, the Company signed a joint venture agreement with a large banking institution which helped it to ramp up its business in the BPO segment.

BPO COST OF REVENUES. The BPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation and travel. Cost of revenues for the year ended 2005 decreased to 37.8% of the segment's revenues from 53.3% for the year ended December 31, 2004. The 15.5% decrease in cost of revenues, as a percent of total BPO revenues, was attributable primarily to better utilization of resources.

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

Selling, general, and administrative costs for the year ended December 31, 2005 were $44.9 million or 19.9% of total revenues, compared to $37.0 million or 19.8% of total revenues for the year ended December 31, 2004.

Selling, general, and administrative costs for the year ended December 31, 2005 include a one-time special performance-based incentive program for sales teams of $0.4 million, compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million and expense related to allowance for doubtful accounts of $ 1.1 million.

After considering the impact of the above-mentioned items, the decrease in selling, general, and administrative expenses as a percentage of revenue is primarily due to increase in revenue during the year ended December 31, 2005 as against the year ended December 31, 2004, which resulted in an approximately 3.4 % decrease partially offset by an increase in: compensation costs of $0.1 million in the USA and India, travel expenses of 0.7 million, depreciation of $1.6 million and rent of $0.6 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, consulting charges of $0.3 million, legal expenses of $0.4 million, professional charges of $0.5 million, recruiting expenses of $0.3 million, provision for doubtful debts of $0.1 million, office expenses of $1.4 million, and telecommunication expenses of $0.3 million which resulted in an approximately 2.8 % increase.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003.

REVENUES. Net revenues increased from $179.5 million in 2003 to $186.6 million in 2004, representing a 3.9% increase. During the first quarter of 2004 the Company entered into its first Business Process Outsourcing (BPO) agreement, which contributed $1.8 million revenue for the year 2004. Further, our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is becoming a major trend with increasing numbers of Global Corporations aggressively outsourcing their crucial applications development or Business Processes to vendors with an offshore presence. Syntel, too, has benefited from this trend. At the beginning of 2004, the Company introduced the Client Partner Program, which enabled better relationships with key customers leading to growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2004 increased 19% to 3,172 employees as compared to 2,664 employees as of December 31, 2003. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2004, the Company had approximately 60% of its billable workforce in India as compared to 52% as of December 31, 2003. The Company also decreased its dependence on its larger customers. The top five customers accounted for 40% of the total revenues in 2004, down from 42% of the total revenues in 2003. Moreover, the top ten customers accounted for 61% of the revenues in 2004 as compared to 64% in 2003.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $136.4 million, or 76% of total revenues in 2003, to $143.0 million, also 76% of total revenues in 2004. The $6.6 million increase is attributable principally to revenue from new engagements, contributing $45.9 million partially offset by a net decrease in existing projects in the amount of $15.6 million and by $23.7 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 56.2% of Applications Outsourcing revenues in 2004, from 54.3% in 2003. The 1.9% increase in cost of revenues as a percent of revenues was attributable primarily to the aggressive offshore hiring during 2004, which impacted costs, but did not necessarily add to revenues as a significant number of these hires went into training.

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

E-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, and trainee compensation. e-Business cost of revenues increased to 61.4% of e-business revenues in 2004, from 57.4% in 2003, an increase of 4.0%. This increase was attributable primarily to the aggressive hiring which impacted costs, but did not necessarily add to revenues as a significant number of these hires were still in training.

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

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, and trainee compensation. TeamSourcing cost of revenues decreased to 63.2% of TeamSourcing revenues in 2004, from 87.8% in 2003. The 24.6% decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to the higher margin TeamSourcing placements and net revenues from SkillBay web portal placements during 2004.

BPO REVENUES. The BPO segment started contributing revenues during 2004. Revenues from this segment were $1.8 million or 1% of total revenues for the year ended 2004.

BPO COST OF REVENUES. The BPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation, travel, consumables as well as dedicated connectivity charges. The BPO segment cost of revenues was 53.3% of the segment's revenues for the year ended December 31, 2004.

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

QUARTERLY RESULTS OF OPERATIONS

     Note 19 of the consolidated financial statements appearing elsewhere in this document sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2004 and ended December 31, 2005. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

     The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held by JP Morgan Chase Bank NA for which a triple A rated letter of credit has been provided. Remaining amounts are held by various banking institutions including India-based banks.

     Net cash provided by operating activities was $36.4 million, $48.5 million and $44.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The number of days sales outstanding in accounts receivable was approximately 52 days, 61 days and 60 days as of December 31, 2005, 2004 and 2003, respectively.

     Net cash provided by investing activities was $21.6 million for the year ended December 31, 2005. During 2005, the Company invested $27.9 million to purchase short-term investments and $16.4 million for capital expenditures, consisting principally of PCs, communications equipment and infrastructure and facilities. This was partially offset by proceeds from sale of or maturities of short-term investments of $65.9 million.

     Net cash used in investing activities was $33.1 million for the year ended December 31, 2004. During 2004, the Company invested $94.3 million to purchase short-term investments and $12.0 million for capital expenditures, consisting principally of PCs, communications equipment and infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $73.2 million.

     Net cash used in investing activities was $20.2 million for the year ended December 31, 2003. During 2003, the Company invested $52.3 million to purchase short-term investments and $4.2 million for capital expenditures, consisting principally of PCs, communications equipment and infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $36.3 million.

     Net cash used in financing activities in 2005 was $68.1 million, due principally to the dividend distribution of $70.9 million and the repurchase of 35,000 shares of Common Stock for $0.7 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $3.4 million

     Net cash used in financing activities in 2004 was $8.0 million, due principally to the dividend distribution of $9.7 million and the repurchase of 100,000 shares of Common Stock for $1.4 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $3.1 million.

     Net cash used in financing activities in 2003 was $45.9 million, due principally to the dividend distribution of $52.3 million and the repurchase of 10,000 shares of Common Stock for $0.1 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $6.5 million.

     The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $15.0 million ($20.0 million at December 31, 2004). The line of credit has been renewed and amended and now expires on August 31, 2006. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at
(i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at December 31, 2005 and 2004.

     The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

     The following table sets forth the Company's known contractual obligations as of December 31, 2005:

                                                                        ($ '000)

                                              PAYMENTS DUE BY PERIOD
                              ------------------------------------------------------
                                       LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATION         TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
----------------------        ------   ---------   ---------   ---------   ---------
Long-Term Debt                    --        --          --          --         --
Capital Lease Obligations         --        --          --          --         --
Operating Leases               9,988     2,667       4,034       3,174        113
Purchase Obligations           2,886     2,886          --          --         --
Other Long-Term Liabilities
Reflected on the
Registrant's Balance Sheet
under GAAP                        --        --          --          --         --
                              ------     -----       -----       -----        ---
Total                         12,874     5,553       4,034       3,174        113
                              ======     =====       =====       =====        ===

Certain agreements for lease and purchase obligations included above are cancelable with a specified notice period or penalty, however all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel's software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the "Act"), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2009, whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years.

     Effective April 1, 2003 one of the Company's Software Development Units has ceased to enjoy the above-mentioned tax exemption. Another development unit ceased to enjoy the tax exemption on April 1, 2005. Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from investments and interest income.

     The benefit of tax Holiday granted by the Indian authorities was $11 million, $7.6 million and $9.1 million for the years 2005, 2004 and 2003, respectively.

     The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2005, the Company has invested approximately $42.5 million towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

     The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2005, the company would have accrued taxes of approximately $34.1 million.

     The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period's income tax expenses. Conversely, in the event of a future tax examination, if the Company does not prevail on certain tax positions taken in filed returns, the tax expense related thereto will be recognized in the period in which examiners position is determined to be final.

     During the year ended December 31, 2005, 2004 and 2003, the effective income tax rate was 40.2%, 11.4% and 24.7%, respectively. The tax rate for the year ended December 31, 2005 is impacted by reversal of tax reserve of $2.6 million, provision for valuation allowance of $1.7 million and the tax related to the repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. During year ended December 31, 2004 the tax rate was impacted by reversal of tax reserve of $1.7 million, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc. Without the above, the effective income tax rate during the year ended December 31, 2004 would have been 17.3%. During year ended December 31, 2003, the tax rate was impacted by provision of tax reserve of $3.1 million. Without the above, the effective income tax rate during the year ended December 31, 2003 would have been 19%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

     Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.51 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods to date, which support Syntel India's position in this matter.

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

     Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $4.40 million against which Syntel India has filed or is in the process of filing appeals with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India's position in this matter.

     Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.10 million, for which Syntel India has filed or is in the process of filing appeals or petitions.

     All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company's financial position.

TAX CREDIT

     During the year ended December 31, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000,

2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes.

     In addition, during the year ended December 31, 2004, Syntel India has accounted for a credit of approximately $0.5 million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from Income taxes payable to deferred tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

     During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R),which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company will use the modified prospective application transition method and estimates that the adoption of SFAS No. 123R for share-based awards issued to employees will not have a significant impact on its statement of consolidated income or financial position for 2006. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as the Company's future stock prices. These assumptions are highly subjective and changes in these assumptions could significantly affect the Company's estimate.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 120, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

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

INTEREST RATE RISK

     The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

                            DECEMBER 31,   DECEMBER 31,
          ASSETS                2005           2004
          ------            ------------   ------------
Cash and cash equivalents     $ 99,390       $109,142
Short term Investments          21,083         58,899
                              --------       --------
Total                         $120,473       $168,041
                              ========       ========

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

FOREIGN CURRENCY RISK

The Company's sales are primarily sourced in the United States and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company's business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

     During 2005, the Indian rupee has depreciated by 1.7% as compared to 2004, which has marginally increased the Company's gross margin by 0.08%. For the year ended December 31, 2005, the Indian rupee denominated cost of revenues and selling, general and administrative cost were 30% and 30%, respectively, which did not have a significant impact.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of December 31, 2005, our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the consolidated financial statements of Syntel, Inc. and its subsidiaries as of December 31, 2005 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, (1) on our management's assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. From the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the sections entitled "Proposal 1. Election of Directors" and "Additional information - Compliance with Section 16 (a) of The Exchange Act" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about June 1, 2006 (the "Proxy Statement") is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

     The Company has adopted a Code of Ethical Conduct applicable to all of the Company's employees, executive officers and directors. The Code of Ethical Conduct, as currently in effect (together with any amendments that may be adopted from time to time), is posted in the "Investors - Corporate Governance" section of the Company's website at www.syntelinc.com. Amendments to, and any waiver from, any provision of the Code of Ethical Conduct that requires disclosure under applicable SEC rules will be posted on the website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the sections entitled "Executive Compensation" and "Proposal 1. Election of Directors - Compensation of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

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

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Crowe Chizek and Company LLC served as the Company's independent auditors for the financial statements prepared for the years ended December 31, 2005 and 2004, and for the quarter ended September 30, 2004. Ernst & Young LLP served as the Company's independent auditors for the year ended December 31, 2003, for all quarters in 2003 and for the quarters ended March 31, 2004 and June 30, 2004. The following table lists the aggregate fees for professional services rendered by Crowe Chizek and Company LLC and Ernst & Young LLP for all "Audit Fees," "Audit-Related Fees," "Tax Fees," and "All Other Fees" which pertain to the last two years.

                            FISCAL YEAR ENDED
                       ---------------------------
                       DECEMBER 31,   DECEMBER 31,
                           2005           2004
                       ------------   ------------
Audit Fees               $306,250       $342,100
Audit - Related Fees     $  8,500       $  7,500
Tax Fees                 $  7,500       $ 64,667
All Other Fees           $ 23,245       $ 14,085

     Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management's assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to Syntel India and Syntel Germany and the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to transfer pricing, dividend and other advisory services.

AUDIT COMMITTEE AUTHORIZATION OF AUDIT AND NON-AUDIT SERVICES

     The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company's consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2005 as required by the Sarbanes-Oxley Act of 2002.

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

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
3.1       Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2       Bylaws of the Registrant filed as an Exhibit to the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

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

10.3 Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development
          Center and filed as an Exhibit to the Registrant's Registration
          Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4      Rental Agreement, dated February 24, 1997, between Syntel Limited
          (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated

          June 6, 1997, and incorporated herein by reference.

10.5* 1997 Stock Option and Incentive Plan, (Amended and Restated) filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.6*     Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's
          Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.7* Form of Stock Option Agreement, filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8* Incentive Restricted Stock Grant Agreement (Amended and Restated), filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

10.9*     Restricted Stock Grant Agreement for Non-Employee Directors.

10.10     Amendment to Credit Agreement dated August 25, 2003, between the
          Registrant and Bank One, NA filed as an Exhibit to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.11     Amendment to Credit Agreement dated August 19, 2004, between the
          Registrant and Bank One, NA filed as an Exhibit to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.12     Amendment to Credit Agreement dated August 23, 2005, between the
          Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA.

10.13     Leave and License Agreement, dated June 11, 2004, between Lake View
          Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2004, and incorporated herein by reference.

10.14     Lease Deed, dated September 23, 2004 between Arihant Foundation and
          Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2004, and incorporated herein by reference.

10.15     Lease Deed, dated October 6, 2004, between Arihant Foundation and
          Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2004, and incorporated herein by reference.

14        Code of Ethical Conduct filed as an Exhibit to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21        Subsidiaries of the Registrant.

23        Consent of Independent Registered Public Accounting firm.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32        Section 1350 Certification of Chief Executive Officer and Chief
          Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYNTEL, INC.


                                        By: /S/ Bharat Desai
                                            ------------------------------------
                                            Bharat Desai, Chairman,
                                            President and Chief Executive
Dated: March 14, 2006                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----


/S/ Bharat Desai               Chairman, President and Chief   March 14, 2006
----------------------------   Executive Officer
Bharat Desai                   (Principal Executive Officer)


/S/ Revathy Ashok              Chief Financial Officer         March 14, 2006
----------------------------   (Principal Financial and
Revathy Ashok                  Accounting Officer)


/S/ Neerja Sethi               Director and Vice President,    March 14, 2006
------------------             Corporate Affairs
Neerja Sethi


/S/ Paritosh K. Choksi         Director                        March 14, 2006
----------------------
Paritosh K. Choksi


/S/ George R. Mrkonic          Director                        March 14, 2006
---------------------
George R. Mrkonic


/S/ Vasant Raval               Director                        March 14, 2006
----------------
Vasant Raval

                                    CONTENTS

                                                                         PAGE(S)
                                                                         -------
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm as of December
31, 2005 and 2004 and the years then ended ...........................       65
Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting as of December 31, 2005 .............       66
Report of Independent Registered Public Accounting Firm for the year
ended December 31, 2003 ..............................................       68

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets ..........................................       69
Consolidated Statements of Income ....................................       70
Consolidated Statements of Shareholders' Equity ......................       71
Consolidated Statements of Cash Flows ................................       72
Notes to Consolidated Financial Statements ...........................    73-98

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Syntel, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syntel, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.


Fort Wayne, Indiana                     /s/ Crowe Chizek and Company LLC
March 8, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Syntel, Inc.
Troy, Michigan

We have audited management's assessment, included within item 9A as Management's Report on Internal Control Over Financial Reporting, that Syntel, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntel, Inc's. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Syntel, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Syntel,

Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntel, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.


Fort Wayne, Indiana                     /s/ Crowe Chizek and Company LLC
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Syntel, Inc.

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Syntel, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Syntel,Inc.'s consolidated results of operations and cash flows for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.


Detroit, Michigan                       /s/ Ernst & Young LLP
February 20, 2004

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2005           2004
                                                             ------------   ------------
ASSETS

Current assets:

   Cash and cash equivalents                                   $ 99,390       $109,142
   Short term investments                                        21,083         58,899
   Accounts receivable, net of allowance for doubtful
      accounts of $2,575 and $1,213 at December 31, 2005
      and December 31, 2004, respectively                        27,907         28,790
   Revenue earned in excess of billings                           8,366          4,390
   Deferred income taxes and other current assets                10,003          5,891
                                                               --------       --------
      Total current assets                                      166,749        207,112

Property and equipment                                           54,690         37,754
   Less accumulated depreciation and amortization                25,504         21,290
                                                               --------       --------
      Property and equipment, net                                29,186         16,464
Goodwill                                                            906            906
Deferred income taxes and other non current assets                1,320          2,486
                                                               --------       --------
   TOTAL  ASSETS                                               $198,161       $226,968
                                                               ========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   LIABILITIES

Current liabilities:
   Accounts payable                                            $  6,890       $  2,394
   Accrued payroll and related costs                             15,906         13,963
   Income taxes payable                                           9,809          6,290
   Accrued liabilities                                            7,446          6,015
   Deferred revenue                                               3,356          5,231
   Dividends payable                                              2,476          2,433
                                                               --------       --------
      Total current liabilities                                  45,883         36,326

   SHAREHOLDERS' EQUITY
   Common Stock, no par value per share, 100,000,000
      shares authorized; 40,679,481 and 40,256,825
      shares issued and outstanding at December 31, 2005
      and December 31, 2004, respectively                             1              1
   Additional paid-in capital                                    60,460         57,185
      Restricted stock 268,630 and 296,900 shares issued and
         outstanding at December 31, 2005 and December 31,
         2004, respectively                                       1,942            828
   Accumulated other comprehensive income                           853          3,466
   Retained earnings                                             89,022        129,162
                                                               --------       --------
      Total shareholders' equity                                152,278        190,642
                                                               --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $198,161       $226,968
                                                               ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2005       2004       2003
                                                 --------   --------   --------
Net revenues                                     $226,189   $186,573   $179,507
Cost of revenues                                  135,043    107,120    101,699
                                                 --------   --------   --------
   Gross profit                                    91,146     79,453     77,808

Selling, general and administrative expenses       44,917     36,999     28,278
Reduction in reserve requirements applicable
   to Metier transaction                               --         --       (882)
                                                 --------   --------   --------
   Income from operations                          46,229     42,454     50,412
Other income, principally interest                  4,592      3,773      3,168
                                                 --------   --------   --------
   Income before income taxes                      50,821     46,227     53,580
Provision for income taxes                         20,500      5,253     13,242
                                                 --------   --------   --------
   Income before loss from equity investments      30,321     40,974     40,338

Loss from equity investment                            --         --         34
                                                 --------   --------   --------
   Net income                                    $ 30,321   $ 40,974   $ 40,304
                                                 ========   ========   ========
DIVIDENDS PER SHARE                              $   1.74   $   0.24   $   1.37

EARNINGS PER SHARE:
   Basic                                         $   0.75   $   1.02   $   1.02
   Diluted                                       $   0.75   $   1.01   $   0.99

   Weighted average common shares outstanding:
   Basic                                           40,528     40,216     39,609
   Diluted                                         40,651     40,469     40,797

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 ACCUMULATED
                                                                                             OTHER COMPREHENSIVE
                                                                                                INCOME (LOSS)
                                                                                          ------------------------
                               COMMON STOCK    RESTRICTED STOCK   ADDITIONAL                             FOREIGN         TOTAL
                             ---------------   ----------------     PAID-IN    RETAINED   UNREALIZED     CURRENCY    SHAREHOLDERS'
                             SHARES   AMOUNT   SHARES    AMOUNT     CAPITAL    EARNINGS      GAIN      TRANSLATION      EQUITY
                             ------   ------   ------    ------   ----------   --------   ----------   -----------   -------------
BALANCE, JANUARY 1, 2003     39,068     $1       --     $    --    $43,184     $112,175     $ 677        $(1,193)      $154,844
Net income                                                                       40,304                                  40,304
Unrealized gain on
   investments, net of tax                                                                    136                           136
Translation adjustments                                                                                    1,899          1,899
                                                                               --------     -----        -------       --------
Total comprehensive income                                                       40,304       136          1,899         42,339
                                                                               --------     -----        -------       --------
Common stock repurchases        (10)                                  (160)                                                (160)
Employee stock purchase
   plan                          61                                    696                                                  696
Exercised stock options         687                                  5,842                                                5,842
Tax benefit on stock
   options exercised                                                 2,699                                                2,699
Warrants issued as sales
   incentive converted
   into common stock            210                                  1,777                                                1,777
Dividends, $1.37 per share                                                      (54,661)                                (54,661)
Other                                                                                30                                      30
                             ------    ---      ---     -------   --------     --------     -----        -------       --------
BALANCE, DECEMBER 31, 2003   40,016      1       --          --     54,038       97,848       813            706        153,406
                             ------    ---      ---     -------   --------     --------     -----        -------       --------
Net income                                                                       40,974                                  40,974
Unrealized  (loss) on
   investments, net of tax                                                                   (267)                         (267)
Translation adjustments                                                                                    2,214          2,214
                                                                               --------     -----        -------       --------
Total comprehensive income                                                       40,974      (267)         2,214         42,921
                                                                               --------     -----        -------       --------
Common stock repurchases       (100)                                (1,479)                                              (1,479)
Employee stock purchase
   plan                          73                                  1,021                                                1,021
Exercised stock options         265                                  2,118                                                2,118
Tax benefit on stock
   options exercised                                                 1,410                                                1,410
Restricted Stock                                319       5,838                                                           5,838
Forfeiture of restricted
   stock                                        (22)       (410)                                                           (410)
Unearned compensation
   related to restricted
   stock                                                 (4,600)                                                         (4,600)
Warrants issued as sales
   incentive converted
   into common stock              3                                     77                                                   77
Dividends, $0.24 per share                                                       (9,660)                                 (9,660)
                             ------    ---      ---     -------   --------     --------     -----        -------       --------
BALANCE, DECEMBER 31, 2004   40,257      1      297         828     57,185      129,162       546          2,920        190,642
                             ------    ---      ---     -------   --------     --------     -----        -------       --------
Net income                                                                       30,321                                  30,321
Unrealized gain  on
   investments, net of tax                                                                    (70)                          (70)
Translation adjustments                                                                                   (2,543)        (2,543)
                                                                               --------     -----        -------       --------
Total comprehensive income                                                       30,321       (70)        (2,543)        27,708
                                                                               --------     -----        -------       --------
Common stock repurchases        (35)                                  (676)                                                (676)
Employee stock purchase
   plan                          63                                    945                                                  945
Exercised stock options         362                                  2,472                                                2,472
Tax benefit on stock
   options exercised                                                   534                                                  534
Restricted Stock                 32              55         891                                                             891
Forfeiture of restricted
   stock                                        (84)     (1,208)                                                         (1,208)
Unearned compensation
   related to restricted
   stock                                                  1,431                                                           1,431
Dividends, $1.74 per share                                                      (70,461)                                (70,461)
                             ------    ---      ---     -------   --------     --------     -----        -------       --------
BALANCE, DECEMBER 31,2005    40,679     $1      268     $ 1,942    $60,460     $ 89,022     $ 476        $   377       $152,278
                             ------    ---      ---     -------   --------     --------     -----        -------       --------

   The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                2005       2004       2003
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 30,321   $ 40,974   $ 40,304

   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization                              4,852      3,024      2,522
      Bad debt provisions / (credits)                            1,564        400       (493)
      Reduction in reserve requirements applicable to the
         Metier transaction                                         --         --       (882)
      Realized gains on sales of short term investments         (1,383)    (2,049)    (1,015)
      Deferred income taxes                                        890      1,101      3,940
      Stock warrants sales incentive                                --         77      1,777
      Compensation expense related to restricted stock           1,596        884         --
      Loss on equity investments                                    --         --         34
      Changes in assets and liabilities:
         Accounts receivable and revenue earned in excess
            of billing, net                                     (6,446)      (469)    (5,836)
         Other current assets                                   (4,191)      (300)       232
         Accrued payroll and other liabilities                  11,155      4,046      4,411
         Deferred revenues                                      (1,921)       783       (851)
                                                              --------   --------   --------
   Net cash provided by operating activities                    36,437     48,471     44,143
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Property and equipment expenditures                      (16,392)   (12,017)    (4,226)
      Equity and other investments                                  --         --        223
      Purchase of short- term investments:
         Investments in mutual funds                           (23,484)   (72,825)   (52,313)
         Investments in term deposits with banks                (4,434)   (21,516)        --
      Proceeds from sales of short term investments:
         Proceeds from sales of mutual funds                    43,255     65,866     33,924
         Maturities of term deposits with banks                 22,682      7,394      2,162
                                                              --------   --------   --------
   Net cash provided by /(used in) investing activities         21,627    (33,098)   (20,230)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                 3,417      3,140      6,538
      Common stock repurchases                                    (676)    (1,479)      (160)
      Dividends paid                                           (70,901)    (9,685)   (52,260)
                                                              --------   --------   --------
   Net cash used in financing activities                       (68,160)    (8,024)   (45,882)
                                                              --------   --------   --------
Effect of foreign currency exchange rate changes on cash           344     (1,061)      (170)
                                                              --------   --------   --------
   Change in cash and cash equivalents                          (9,752)     6,288    (22,140)
Cash and cash equivalents, beginning of year                   109,142    102,854    124,994
                                                              --------   --------   --------
Cash and cash equivalents, end of year                        $ 99,390   $109,142   $102,854
                                                              ========   ========   ========
Non cash investing and financing activities:

   Cash dividends declared but unpaid                         $  2,476   $  2,433   $  2,401
   Stock warrants                                                   --         77         --

Cash paid for income taxes                                      19,134      5,543      5,582

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Syntel, Inc. and Subsidiaries (individually and collectively "Syntel" or the "Company") provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial, manufacturing, healthcare, transportation, retail, and information/communication industries, as well as to government entities. The Company's reportable operating segments consist of Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing (BPO).

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

Through e-Business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, SAP and Oracle, as well as partnership arrangements with leading software firms, to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed price basis, in which the Company assumes responsibility for management of the engagement.

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

- Syntel (Australia) Pty. Limited ("Syntel Australia"), an Australian limited liability company;

- Syntel Delaware LLC ("Syntel Delaware"), a Delaware limited liability company;

-    SkillBay LLC ("SkillBay"), a Michigan limited liability company;

- Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company;

- Syntel Consulting Inc ("Syntel Consulting"), a Michigan limited liability company;

- Syntel Sterling BestShores (Mauritius) Limited ("SSBML"), a Mauritius limited liability company; and

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

- Syntel Sourcing Pvt. Ltd. ("Syntel Sourcing"), an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

- Syntel International Pvt. Ltd. ("Syntel International"), an Indian limited liability company; and

- Syntel Global Pvt. Ltd. ("Syntel Global"), an Indian limited liability company.

The wholly owned subsidiary of Syntel Sterling BestShores (Mauritius) Limited is
:

- Syntel Sterling BestShores Solutions Private Limited ("SSBSPL"), an Indian limited liability company.

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

CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, approximately $60.8 million and $29.1 million respectively, represent corporate bonds and treasury notes held by JP Morgan Chase Bank NA, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's current assets and current liabilities approximate their carrying values because of their short maturities. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. The Company has cash deposited with financial institutions that, at times, may exceed the federally insured limits.

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

LONG-LIVED ASSETS (OTHER THAN GOODWILL)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes no assets were impaired at December 31, 2005.

OTHER INCOME

Other income includes interest and dividend income, gains and losses from sale of securities and other investments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:

                                              YEARS
                                              -----
Computer equipment and software                 3
Furniture, fixtures and other equipment         7
Vehicles                                        3
Leasehold improvements                    Life of lease
Leasehold land                            Life of lease

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $4.9 million, $3.1 million and $ 2.5 million, respectively.

GOODWILL

Effective January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment at least annually.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method and potential tax liabilities. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

During 2005, the Company has reversed $2.6 million of the accrual for income taxes related to the year 2001 and credited it to the current year's income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year, is credited to the current year's income tax provision.

In addition, during 2005 the Company has reversed $0.9 million related to the payroll tax provision and provided for a valuation allowance of $1.6 million attributable to certain deferred tax assets.

During 2005, the Company provided $1.6 million towards allowance for doubtful accounts. At December 31, 2005 the allowance for doubtful accounts was $2.6 million. These estimates are based on management's assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revision in estimates during 2005 had an after-tax impact of increasing the diluted earnings per share for the year ended December 31, 2005 by $0.01 per share.

During 2004, the Company reversed $1.7 million of the accrual for income taxes related to the year 2000 and credited it to the current year's income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The portion of the reserve no longer required for any particular tax year, is credited to the current year's income tax provision.

In addition, during 2004 Syntel India accounted for a credit of approximately $0.5 million with respect of US branch profit taxes related to prior periods up to June 30, 2004.

The revision in estimates during 2004 above had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2004 by $0.05 per share.

During 2003, in connection with settlements and other changes in estimates for underlying litigation and related legal costs, the Company reduced its accrued liabilities and Metier related liabilities by $2.9 million, net of amounts paid. The Company also reduced its allowance for doubtful accounts by $0.5 million primarily on account of the successful collection of overdue debts. Also, in 2003 management revised its estimate of 2002 bonus compensation and reversed $0.8 million of previously recorded accruals. The revision in estimates during 2003 had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2003 by $0.06 per share.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues, costs and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders' equity. Transaction gains and losses, are reflected within 'Selling, general and administrative expenses' in the consolidated statements of income, for the years presented and were not material.

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

EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel's U.S. payroll. Eligible employees may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plans. The Company may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2005, no contributions have been made.

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

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the "Gratuity Plan") covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee's salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $1.1 million and $0.7 million as of December 31, 2005 and 2004, respectively, and are included within 'Accrued payroll and related costs'.

VACATION PAY

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

STOCK BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to measure stock based compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". Had the fair value of each stock option granted been determined consistent with the methodology of SFAS No. 123, the pro forma impact on the Company's net income and earnings per share is as follows:

                                                              Year Ended December 31
                                                           ---------------------------
                                                             2005      2004      2003
                                                           -------   -------   -------
                                                            (In thousands, except per
                                                                   share data)
Net income as reported                                     $30,321   $40,974   $40,304
   Add, stock- based compensation expenses recognized in
   statement of income, net of tax                           1,384       713        --
   Deduct, stock- based compensation expense determined
   under the fair value method, net of tax                  (1,704)   (1,642)   (1,216)
                                                           -------   -------   -------
   Pro forma net income                                    $30,001   $40,045   $39,088
                                                           =======   =======   =======

Earnings per share as reported
   Basic                                                   $  0.75   $  1.02   $  1.02
   Diluted                                                    0.75      1.01      0.99

Earnings per share, pro forma
   Basic                                                   $  0.74   $  1.00   $  0.99
   Diluted                                                    0.74      0.99      0.96

Weighted average common shares outstanding
   Basic                                                    40,528    40,216    39,609
   Diluted                                                  40,651    40,469    40,797

Estimated fair value of options granted                    $  2.36   $  5.78   $  5.61

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                            2005      2004      2003
                          -------   -------   -------
Risk free interest rate      4.60%     3.72%     3.35%
Expected life             5 years   5 years   5 years
Expected volatility         68.08%    71.94%    75.80%
Expected dividend yield      8.35%     1.37%     0.97%

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

PROVISION FOR UNUTILIZED LEAVE

During the year ended December 31, 2005, Syntel Limited has changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 150 days to 60 days. The balance exceeding the maximum permissible accumulation is compulsorily encashed at basic salary. Accordingly, an amount of $0.51 million was paid at basic salary and $1.14 million representing the difference between the basic salary and gross compensation rates was reversed.

The gross charge for unutilized earned leave was $0.23 million, $1.4 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003 respectively.

The amounts accrued for unutilized earned leave are $3.7 million and $4.4 million as of December 31, 2005 and December 31, 2004, respectively, and are included within 'Accrued payroll and related costs'.

RECENTLY ISSUED ACCOUNTING STANDARDS

During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R),which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company will use the modified prospective application transition method and estimates that the adoption of SFAS No. 123R for share-based awards issued to employees will not have a significant impact on its statement of income or financial position for 2006. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as the Company's future stock prices. These assumptions are highly subjective and changes in these assumptions could significantly affect the Company's estimate.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 120, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

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

4.   SHORT TERM INVESTMENTS

     Short term investments included the following at December 31, 2005 and 2004:

                                   2005      2004
                                 -------   -------
                                   (in thousands)
Investments in mutual funds at
   carrying value                $16,814   $36,106
Term deposits with banks           4,269    22,793
                                 -------   -------
Total                            $21,083   $58,899
                                 =======   =======

     Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows:

                                               2005      2004      2003
                                             -------   -------   ------
                                                    (in thousands)
Cost                                         $16,275   $35,456   $25,220
Unrealized gain, net                             539       650       917
                                             -------   -------   -------
Carrying value                               $16,814   $36,106   $26,137
                                             =======   =======   =======
Gross realized gains                         $ 1,383   $ 2,049   $ 1,015
Gross realized losses                             --        --        --
Dividend income                                   --        --        --
Proceeds on sale of short term investments    43,255    65,866    33,924
Purchase of short term investments            23,484    72,825    52,313

     Investment in term deposits with banks included the following at December 31, 2004 and 2003:

                                2005      2004      2003
                              -------   -------   -------
                                     (in thousands)
Cost                          $ 4,269   $22,793   $ 7,845
                              -------   -------   -------
Maturities of term deposits   $22,682   $ 7,394   $ 2,162
Purchase of term deposits       4,434    21,516        --

5.   STOCK WARRANTS SALES INCENTIVE

     During 2002, the Company granted to a significant customer immediately exercisable warrants entitling the customer to purchase 322,210 shares of the Company's stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer achieving a specified minimum level of purchases of services (the "Performance Milestone") from the Company over a specified performance period that ended on October 16, 2003. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

     The customer earned the sales incentive as they met the performance milestone over the specified performance period that ended on October 16, 2003.

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

6.   REVENUE EARNED IN EXCESS OF BILLINGS AND DEFERRED REVENUE

     Revenue earned in excess of billings consists of:

                                                   2005     2004
                                                  ------   ------
                                                   (In thousands)
Unbilled revenue for time and material projects   $3,027   $2,144
Unbilled revenue for fixed price projects          5,339    2,246
                                                  ------   ------
                                                  $8,366   $4,390
                                                  ======   ======

     Deferred revenue consists of:

                                             2005     2004
                                            ------   ------
                                             (In thousands)
Deferred revenue on uncompleted fixed
   price development contracts              $3,087   $4,123
Advance billing on application management
    and support contracts                      195    1,025
Other deferred revenue                          74       83
                                            ------   ------
                                            $3,356   $5,231
                                            ======   ======

7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2005 and 2004 is summarized as follows:

                                                   2005      2004
                                                 -------   -------
                                                   (In thousands)
Computer equipment and software                  $21,387   $17,651
Furniture, fixtures  & other equipment            11,947     9,966
Vehicles                                           1,050     1,032
Leasehold improvements                             1,765     1,499
Leasehold land                                     1,828     1,856
Capital advances / work in progress               16,713     5,750
                                                 -------   -------
                                                  54,690    37,754
Less accumulated depreciation and amortization    25,504    21,290
                                                 -------   -------
                                                 $29,186   $16,464
                                                 =======   =======

8.   LINE OF CREDIT

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $15.0 million ($20.0 million at December 31, 2004). The line of credit has been renewed and amended and now expires on August 31, 2006. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at December 31, 2005 and 2004.

9.   LEASES

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2005 are as follows:

             (In thousands)
             --------------
2006             $2,667
2007              2,240
2008              1,794
2009              1,720
2010              1,454
Thereafter          113
                 ------
                 $9,988
                 ======

Total rent expense amounted to approximately $2.9 million; $2.2 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10.  INCOME TAXES

     Income before income taxes for the Company's U. S. and foreign operations was as follows:

            2005      2004      2003
          -------   -------   -------
                 (In thousands)
U. S      $18,410   $12,147   $15,168
Foreign    32,523    34,080    38,412
          -------   -------   -------
          $50,933   $46,227   $53,580
          =======   =======   =======

     The provision for income taxes is as follows:

                                             2005     2004      2003
                                           -------   ------   -------
                                                 (In thousands)
Current
   Federal                                 $ 7,382   $1,672   $ 3,947
   State                                     1,346      305       720
   Foreign                                  10,882    2,175     4,635
                                           -------   ------   -------
      Total current provision               19,610    4,152     9,302
                                           -------   ------   -------
Deferred
   Federal                                     931      221     3,332
   State                                       170       40       608
   Foreign                                    (211)     840        --
                                           -------   ------   -------
      Total deferred provision (benefit)       890    1,101     3,940
                                           -------   ------   -------
      Total provision for income taxes     $20,500   $5,253   $13,242
                                           =======   ======   =======

     The components of the net deferred tax asset are as follows:

                                                      2005      2004
                                                    -------   -------
                                                      (In thousands)
Deferred tax assets
   Impairment of investments and capitalized
      development costs                             $ 1,814   $ 1,814
   Valuation Allowance                               (1,664)       --
   Property, plant and equipment                         71       149
   Accrued expenses and allowances                    2,235     1,717
   Advanced billing receipts                            835       602
                                                    -------   -------
Total deferred tax assets                             3,291     4,282
                                                    -------   -------
   Deferred tax liabilities
   Provision for branch tax on dividend
      equivalent in India                            (1,089)   (1,183)
   Provision for tax on unrealized gains in India       (63)     (102)
                                                    -------   -------
Total deferred tax liabilities                       (1,152)   (1,285)
                                                    -------   -------
Net deferred tax assets                             $ 2,139   $ 2,997
                                                    =======   =======

     Balance sheet classification of the net deferred tax asset is summarized as follows:

                                   2005     2004
                                  ------   ------
                                   (In thousands)
Deferred tax asset, current       $2,139   $1,895
Deferred tax asset, non-current       --    1,102
                                  ------   ------
                                  $2,139   $2,997
                                  ======   ======

During 2001, the Company had recorded deferred tax assets related to tax benefits on write-off of certain investments. In 2005 the company has created a valuation allowance of $1.7 million against these deferred tax assets, as these tax benefits are not expected to be recognized.

Syntel's software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the "Act"), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2009, whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years.

Effective April 1, 2003 one of the Company's Software Development Units has ceased to enjoy the above-mentioned tax exemption. Another development unit ceased to enjoy the tax exemption on April 1, 2005. Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from investments and interest income.

The benefit of the tax Holiday granted by the Indian authorities was $11 million, $7.6 million and $9.1 million for the years 2005, 2004 and 2003, respectively.

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2005, the Company has invested approximately $42.5 million towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

If the company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2005, the company would have accrued taxes of approximately $34.1 million.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U. S. federal income tax rate of 35% to income before income taxes:

                                          2005       2004       2003
                                        --------   --------   --------
                                                (In thousands)
Income before income taxes              $50,933    $46,227    $53,580
                                        -------    -------    -------
Statutory provision                        35.0%      35.0%      35.0%
State taxes, net of federal benefit         1.3%       1.0%       1.0%
Tax-free investment income                 (0.2%)     (0.4%)     (0.6%)
Foreign effective tax rates different
   from US Statutory Rate                 (18.3%)    (19.3%)    (16.4%)
Tax reserves                               (5.0%)     (3.8%)      5.7%
Valuation Allowance                         3.2%       0.0%       0.0%
Tax on Repatriation                        24.2%       0.0%       0.0%
Other, net                                  0.0%      (1.1%)      0.0%
                                        -------    -------    -------
Total Provision                            40.2%      11.4%      24.7%
                                        =======    =======    =======

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period's income tax expenses. Conversely, in the event of a future tax examination, if the Company does not prevail on certain tax positions taken in filed returns the tax expense related thereto will be recognized in the period in which examiners position is determined to be final.

During the year ended December 31, 2005, 2004 and 2003, the effective income tax rate was 40.2%, 11.4% and 24.7%, respectively. The tax rate for the year ended December 31, 2005 is impacted by reversal of tax reserve of $2.6 million, provision for valuation allowance of $1.7 million and the tax related to the repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. During year ended December 31, 2004 the tax rate was impacted by reversal of tax reserve of $1.7 million, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc. Without the above, the effective income tax rate during the year ended December 31, 2004 would have been 17.3%. During year ended December 31, 2003, the tax rate was impacted by provision of tax reserve of $3.1 million. Without the above, the effective income tax rate during the year ended December 31, 2003 would have been 19%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.51 million for the financial years 1995-96 to 2001-02.

Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods to date, which support Syntel India's position in this matter.

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

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $4.40 million against which Syntel India has filed or is in the process of filing appeals with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India's position in this matter.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.10 million, for which Syntel India has filed or is in the process of filing appeals or petitions.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company's financial position.

TAX CREDIT

During the year ended December 31, 2004, the provision for income tax was reduced by research and development tax credits claimed. The tax credits relate to increased qualified expenditures for software development. The Company completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The appropriate tax benefit for these years has been recorded currently in conjunction with the completion of the review. This tax credit had a positive impact of $0.5 million on taxes.

In addition, during the year ended December 31, 2004, Syntel India has accounted for a credit of approximately $0.5 million in respect of US branch profit taxes related to prior periods up to June 30, 2004 and also reclassified in the balance sheet $1.0 million from Income taxes payable to deferred tax liability.

11.  EARNINGS PER SHARE

     The reconciliation of earnings per share computations for the years 2005, 2004, and 2003 are as follows:

                                           2005             2004             2003
                                      --------------   --------------   --------------
                                                Per              Per              Per
                                      Shares   Share   Shares   Share   Shares   Share
                                      ------   -----   ------   -----   ------   -----
                                            (In thousands, except per share data)
Basic earnings per share (1)          40,534   $0.75   40,216   $1.02   39,609   $1.02
Potential dilutive effect of stock
   options and warrants outstanding      137   (0.00)     253   (0.01)   1,188   (0.03)
                                      ------   -----   ------   -----   ------   -----
                                      40,671   $0.75   40,469   $1.01   40,797   $0.99
                                      ======   =====   ======   =====   ======   =====

(1)  Represents weighted average number of common shares

     As of December 31, 2005, 2004 and 2003, stock options to purchase 66,700, 135,700 and 44,500 shares of Common Stock, respectively, at a weighted average price per share of $24.55, $24.13 and $25.00 respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was anti-dilutive.

12.  DIVIDEND

     The Board of Directors at its meeting on March 3, 2005 declared a special dividend of $1.50 per share payable to Syntel shareholders of record at the close of business on March 14, 2005. The dividend was paid on March 31, 2005.

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

     Per share dividends paid in 2005, 2004 and 2003 were $1.74, $0.24 and $1.31 respectively.

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

     For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. In accordance with APB Opinion No. 25, no compensation cost would need to be recognized for the options granted post 1998 as the exercise price equaled the fair value of the shares on the date of the grant.

Stock option activity during the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                   Weighted
                                         Number     Average
                                       of Shares     Price
                                       ---------   --------
Shares under option
   Outstanding, January 1, 2003        2,338,474      9.07
Activity during 2003
   Granted, price equals fair value      273,250     18.90
   Exercised                             694,858      8.39
   Forfeited                             587,127     11.55
   Expired                                14,329     10.92
                                       ---------    ------
   Outstanding, December 31, 2003      1,315,410     10.33
Activity during 2004
   Granted, price equals fair value       85,711     25.33
   Exercised                             264,613      8.01
   Forfeited                             247,352     15.95
   Expired                                 5,833      7.74
                                       ---------    ------
      Outstanding, December 31, 2004     883,323     10.93
Activity during 2005
   Granted, price equals fair value        1,500     16.33
   Exercised                             360,740      6.85
   Forfeited                              68,400     22.38
   Expired                                17,432     16.84
                                       ---------    ------
      Outstanding, December 31,2005      438,251     12.28
                                       =========    ======
      Exercisable, December 31, 2003     379,672    $ 7.94
      Exercisable, December 31, 2004     400,830    $ 8.38
      Exercisable, December 31, 2005     302,651    $ 9.52
                                       =========    ======

The following tables sets forth details of options outstanding and exercisable at December 31, 2005:

                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                      -------------------------------------   ----------------------
                                      Weighted
                                       Average     Weighted                 Weighted
                                      Remaining     Average                  Average
 Range of Exercise       Number      Contractual   Exercise      Number     Exercise
       Prices         Outstanding   Life (years)     Price    Exercisable     Price
 -----------------    -----------   ------------   --------   -----------   --------
$3.3191 - $6.6380       111,922         4.40        $ 5.02      111,922      $ 5.02
$6.6381 - $9.9570        69,536         4.30          8.35       69,536        8.35
$9.9571 - $13.2760       62,468         5.40         11.64       45,293       11.41
$13.2761 - $16.5950     125,025         6.60         14.61       62,400       14.47
$16.5951 - $19.9140       2,600         6.30         18.55        1,800       18.44
$19.9141 - $23.2330      17,700         8.10         21.15        2,100       21.28
$23.2331 - $26.5520      31,500         8.00         24.40        7,850       24.28
$26.5521 - $29.8710      17,500         4.50         28.25        1,750       28.25
                        -------         ----        ------      -------      ------
                        438,251         5.60        $12.28      302,651      $ 9.52
                        -------         ----        ------      -------      ------

The Company has an employee stock purchase plan, which provides for employees to purchase pre-established amounts of the Company's Common Stock as determined by the compensation committee. The price at which employees may purchase Common Stock is set by the compensation committee as not less than the lesser of 85% of the fair market value of the Common Stock on the NASDAQ National Market on the first day of the purchase period or 85% of the fair market value of the Common Stock on the last day of the purchase period. The Company has reserved 1.5 million shares of Common Stock for issuance under the Company's employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have up to 5% of their regular base earnings withheld to purchase company stock, with a maximum contribution value, which may not exceed $21,250 for each calendar year in which a purchase period occurs. As of December 31, 2005 and 2004 the Company has $0.4 million and $0.5 million, respectively of employee withholdings, included in accrued payroll and related costs in the balance sheet to be used to purchase company stock. As of December 31, 2005 and 2004, 785,968 and 848,899 shares of Common Stock were available under the plan.

RESTRICTED STOCK:

On different dates during the quarter ended June 30, 2004 the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30%, and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively.

On different dates during the year ended December 31, 2005 the Company issued additional 54,806 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to incremental 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively.

Based upon the market value on the grant dates, the Company recorded $5.84 million during the quarter ended June 30, 2004 and $0.89 million during the year ended December 31, 2005 of unearned compensation included as a separate component of shareholders' equity to be expensed over the four- year service period on a straight line basis. During the years ended December 31, 2005 and 2004, the Company reversed $1.21 million and $0.41 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $1.59 million and $0.83 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. For the years ended December 31, 2005 and 2004, the Company recorded $0.48 million and $0.05 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the year ended December 31, 2005 the dividend will be accrued and paid subject to the same restriction as the restriction on transferability.

14.  COMMITMENTS & CONTINGENCIES

     Syntel's subsidiaries have commitments for capital expenditures (net of advances) of $2.9 million primarily related to the technology Campus being constructed at Pune, India, as of December 31, 2005.

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

     Syntel India's operations are carried out from their development centers/units in Mumbai forming part of a Special Economic Zone ('SEZ') and in Chennai and Pune, which are registered under the Software Technology Parks ('STP') scheme. Under these schemes the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

15.  EMPLOYEE BENEFIT PLANS

     Provident Fund Contribution expense recognized by Syntel India was $ 0.66 million; $0.5 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Expense recognized by Syntel India under the Gratuity Plan was $ 0.47 million; $0.02 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

16.  ALLOWANCES FOR DOUBTFUL ACCOUNTS

     The movement in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

                                2005     2004      2003
                               ------   ------   -------
                                    (In thousands)
Balance, beginning of year     $1,213   $  809   $ 3,551
Provisions (reductions), net    1,564      400      (493)
Write-offs                       (202)     (27)   (2,267)
Others                             --       31        18
                               ------   ------   -------
Balance, end of year           $2,575   $1,213   $   809
                               ------   ------   -------

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

     The Company is organized geographically and by business segment. For management purpose, the Company is primarily organized on a worldwide basis into four business segments:

          -    Application outsourcing,

          -    e-Business,

          -    TeamSourcing; and

          -    Business Process outsourcing (BPO).

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

                                          2005       2004       2003
                                        --------   --------   --------
                                                (In Thousands)
Net Revenues
   Applications Outsourcing             $171,331   $143,007   $136,424
   e-Business                             31,210     29,249     33,795
   TeamSourcing                           16,953     12,480      9,288
   BPO                                     6,695      1,837         --
                                        --------   --------   --------
                                         226,189    186,573    179,507
Gross Profit
   Applications Outsourcing               72,411     62,696     62,282
   e-Business                              9,687     11,302     14,389
   TeamSourcing                            4,886      4,598      1,137
   BPO                                     4,162        857         --
                                        --------   --------   --------
                                          91,146     79,453     77,808
Selling, general and administrative
   expenses                               44,917     36,999     28,278
Reduction in reserve requirements for
   Metier transaction                         --         --       (882)
                                        --------   --------   --------
INCOME FROM OPERATIONS                  $ 46,229   $ 42,454   $ 50,412
                                        ========   ========   ========


     The Company's largest customer in 2005, 2004 and 2003 was American Express, which was the only customer who accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $36.2 million, $29.4 million and $28.8 million, contributing approximately 16%, 16% and 16% of total consolidated revenues during 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 accounts receivable, from this customer were $1.1 million and $1.5 respectively. All revenue from this customer was generated in the Applications Outsourcing segment.

18.  GEOGRAPHIC INFORMATION

     Customers of the Company are primarily situated in the United States. Net revenues and net income (loss) from each geographic location were as follows:

                                               2005       2004       2003
                                            ---------   --------   --------
                                                     (In thousands)
Net revenues
   North America, primarily United States   $ 205,376   $167,240   $163,121
   India                                      113,571     90,230     71,823
   UK                                          12,119     13,410     15,303
   Far East, primarily Singapore                1,090      1,501        907
   Germany                                      1,540      2,692        720
   Mauritius                                      931         --         --
   Inter-company revenue elimination
      (primarily India)                      (108,438)   (88,500)   (72,367)
                                            ---------   --------   --------
   Net revenues                             $ 226,189   $186,573   $179,507
                                            =========   ========   ========
Net income (loss)
   North America, primarily United States   $   9,394   $ 10,459   $  6,650
   India                                       19,737     28,831     33,168
   UK                                           1,667      1,732        895
   Far East, primarily Singapore                   27        194       (114)
   Germany                                       (472)      (242)      (295)
   Mauritius                                      (32)        --         --
                                            ---------   --------   --------
   Net Income                               $  30,321   $ 40,974   $ 40,304
                                            =========   ========   ========
Assets, December 31
   North America, primarily United States   $ 107,143   $110,613   $ 99,740
   India                                       58,815    106,014     75,754
   UK                                          10,019      8,892      9,015
   Far East, primarily Singapore                  555        560         80
   Germany                                      1,136        889        609
   Mauritius                                   20,493         --         --
                                            ---------   --------   --------
      Total assets                          $ 198,161   $226,968   $185,198
                                            =========   ========   ========

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter were as follows:

                                                First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter   Full Year
                                               -------   -------   -------   -------   ---------
                                                     (In thousands, except per share data)
2005

Net revenues                                   $50,732   $54,677   $58,501   $62,279    $226,189
Cost of revenues                                29,704    32,754    35,298    37,287     135,043
                                               -------   -------   -------   -------    --------
   Gross profit                                 21,028    21,923    23,203    24,992      91,146

Selling, general and administrative expenses    11,165    10,699    10,533    12,520      44,917
                                               -------   -------   -------   -------    --------
   Income from operations                        9,863    11,224    12,670    12,472      46,229

Other income, principally interest               1,136       708       810     1,938       4,592
                                               -------   -------   -------   -------    --------
   Income before income taxes                   10,999    11,932    13,480    14,410      50,821

Provision for income taxes                       2,005     2,246     1,741    14,508      20,500
                                               -------   -------   -------   -------    --------
   Net income                                  $ 8,994   $ 9,686   $11,739   $   (98)   $ 30,321
                                               =======   =======   =======   =======    ========
Earnings per share, diluted (a)                $  0.22   $  0.24   $  0.29   $  0.00    $   0.75
                                               =======   =======   =======   =======    ========
Weighted average shares outstanding, diluted    40,526    40,570    40,669    40,838      40,651
                                               =======   =======   =======   =======    ========
2004

Net revenues                                   $45,089   $45,846   $46,602   $49,036    $186,573
Cost of revenues                                26,085    26,234    27,014    27,787     107,120
                                               -------   -------   -------   -------    --------
   Gross profit                                 19,004    19,612    19,588    21,249      79,453

Selling, general and administrative expenses     8,839     8,822     8,850    10,488      36,999
                                               -------   -------   -------   -------    --------
   Income from operations                       10,165    10,790    10,738    10,761      42,454

Other income, principally interest                 996       357       753     1,667       3,773
                                               -------   -------   -------   -------    --------
   Income before income taxes                   11,161    11,147    11,491    12,428      46,227

Provision for (benefit from) income taxes        1,839     1,742      (402)    2,074       5,253
                                               -------   -------   -------   -------    --------
   Net income                                  $ 9,322   $ 9,405   $11,893   $10,354    $ 40,974
                                               =======   =======   =======   =======    ========
Earnings per share, diluted (a)                $  0.23   $  0.23   $  0.29   $  0.26    $   1.01
                                               =======   =======   =======   =======    ========
Weighted average shares outstanding, diluted    40,614    40,510    40,355    40,416      40,469
                                               =======   =======   =======   =======    ========

a) Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
3.1       Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2       Bylaws of the Registrant filed as an Exhibit to the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

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

10.3 Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development
          Center and filed as an Exhibit to the Registrant's Registration
          Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4      Rental Agreement, dated February 24, 1997, between Syntel Limited
          (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant's Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5* 1997 Stock Option and Incentive Plan, (Amended and Restated) filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.6*     Employee Stock Purchase Plan, filed as an Exhibit to the Registrant's
          Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.7* Form of Stock Option Agreement, filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8* Incentive Restricted Stock Grant Agreement (Amended and Restated), filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

10.9*     Restricted Stock Grant Agreement for Non-Employee Directors.

10.10     Amendment to Credit Agreement dated August 25, 2003, between the
          Registrant and Bank One, NA filed as an Exhibit to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.11     Amendment to Credit Agreement dated August 19, 2004, between the
          Registrant and Bank One, NA filed as an Exhibit to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.12     Amendment to Credit Agreement dated August 23, 2005, between the
          Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA.

10.13     Leave and License Agreement, dated June 11, 2004, between Lake View
          Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2004, and incorporated herein by reference.

10.14     Lease Deed, dated September 23, 2004 between Arihant Foundation and
          Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2004, and incorporated herein by reference.

10.15     Lease Deed, dated October 6, 2004, between Arihant Foundation and
          Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2004, and incorporated herein by reference.

14        Code of Ethical Conduct filed as an Exhibit to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21        Subsidiaries of the Registrant.

23        Consent of Independent Registered Public Accounting Firm.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32        Section 1350 Certification of Chief Executive Officer and Chief
          Financial Officer