Form 10-Q
period 2006-03-31
SYNTEL INC
filed 2006-05-09
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer
                        ---                     ---                         ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes         No   X
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value : 41,006,874 shares issued and outstanding as of April 26, 2006.

                                  SYNTEL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information

   Item 1 Financial Statements
      Condensed Consolidated Statements of Income                             3
      Condensed Consolidated Balance Sheets                                   4
      Condensed Consolidated Statements of Cash Flows                         5
      Notes to the Condensed Consolidated Financial Statements                6
   Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      17
   Item 3 Quantitative and Qualitative Disclosures about Market Risk         22
   Item 4 Controls and Procedures                                            23

Part II  Other Information                                                   24

Signatures                                                                   25

Exhibit - Certificate of Chief Executive Officer                             27

Exhibit - Certificate of Chief Financial Officer                             28

Exhibit - Certification of Chief Executive Officer and Chief Financial
   Officer                                                                   29

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               ------------------
                                                  2006      2005
                                                -------   -------
Net revenues                                    $63,496   $50,732
Cost of revenues                                 39,162    29,704
                                                -------   -------
GROSS PROFIT                                     24,334    21,028
Selling, general and administrative expenses     10,598    11,165
                                                -------   -------
Income from operations                           13,736     9,863
Other income, principally interest                  889     1,136
                                                -------   -------
Income before income taxes                       14,625    10,999
Provision for income taxes                        2,570     2,005
                                                -------   -------
NET INCOME                                      $12,055   $ 8,994
                                                =======   =======
Dividend per share                              $  0.06   $  1.56

EARNINGS PER SHARE:
Basic                                           $  0.30   $  0.22
Diluted                                         $  0.29   $  0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                            40,696    40,366
Diluted                                          40,948    40,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,   DECEMBER 31,
                                                                                2006         2005
                                                                             ---------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                  $ 85,880     $ 99,390
   Short term investments                                                       27,303       21,083
   Accounts receivable, net of allowances for doubtful accounts of $2,575
   and $2,575 at March 31, 2006 and December 31, 2005, respectively             30,680       27,907
   Revenue earned in excess of billings                                         12,818        8,366
   Deferred income taxes and other current assets                               11,252       10,003
                                                                              --------     --------
      Total current assets                                                     167,933      166,749
Property and equipment                                                          57,119       54,690
   Less accumulated depreciation and amortization                               26,530       25,504
                                                                              --------     --------
      Property and equipment, net                                               30,589       29,186
Goodwill                                                                           906          906
Deferred income taxes and other non current assets                               3,415        1,320
                                                                              --------     --------
   TOTAL ASSETS                                                               $202,843     $198,161
                                                                              ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   LIABILITIES
Current liabilities:
   Accounts payable                                                           $  5,706     $  6,890
   Accrued payroll and related costs                                            14,544       15,906
   Income taxes payable                                                          6,910        9,809
   Accrued liabilities                                                           7,605        7,446
   Deferred revenue                                                              2,531        3,356
   Dividends payable                                                             2,480        2,476
                                                                              --------     --------
      Total current liabilities                                                 39,776       45,883

   SHAREHOLDERS' EQUITY
Total shareholders' equity                                                     163,067      152,278
                                                                              --------     --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $202,843     $198,161
                                                                              ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          -------------------
                                                                            2006       2005
                                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 12,055   $  8,994
   Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                          1,174      1,036
      Realized gains on sales of short term investments                        (53)      (319)
      Deferred income taxes                                                    143         (1)
      Compensation expense related to restricted stock                         239        685
      Share based compensation expense                                         206         --
   Changes in assets and liabilities:
      Accounts receivable and revenue earned in excess of billings, net     (7,245)    (3,330)
      Other current assets                                                  (3,340)    (2,048)
      Accrued payroll and other liabilities                                 (4,581)     2,328
      Deferred revenues                                                       (828)      (592)
                                                                          --------   --------
Net cash (used in) / provided by operating activities                       (2,230)     6,753
                                                                          --------   --------
CASH FLOWS  FROM  INVESTING ACTIVITIES:
      Property and equipment expenditures                                   (3,169)    (2,448)
      Purchase of short term investments :
         Investments in mutual funds                                           (14)    (2,985)
         Investments in term deposits with banks                           (14,953)    (4,266)
      Proceeds from sales of short term investments :
         Proceeds from sales of mutual funds                                 6,754     12,320
         Maturities of term deposits with banks                              2,274     17,543
                                                                          --------   --------
Net cash (used in) / provided by investing activities                       (9,108)    20,164
                                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                               253      2,133
      Common stock repurchases                                                  --       (676)
      Dividends paid                                                        (2,443)   (63,546)
                                                                          --------   --------
Net cash used in financing activities                                       (2,190)   (62,089)
                                                                          --------   --------
Effect of foreign currency exchange rate changes on cash                        18        (78)
Change in cash and cash equivalents                                        (13,510)   (35,250)
Cash and cash equivalents, beginning of period                              99,390    109,142
                                                                          --------   --------
Cash and cash equivalents, end of period                                  $ 85,880   $ 73,892
                                                                          ========   ========
Non cash investing and financing activities:
Cash dividends declared but unpaid                                        $  2,480   $  2,446
                                                                          ========   ========
Cash paid for income taxes                                                $  6,379   $  4,044
                                                                          ========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company" or "Syntel") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2006, the results of their operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and March 31, 2005. The year end condensed balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

- Syntel Singapore PTE. Ltd. ("Syntel Singapore"), a Singapore limited liability company;

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

- Syntel (Mauritius) Limited ("Syntel Mauritius"), a Mauritius limited liability company;

-    Syntel Consulting Inc ("Syntel Consulting"), a Michigan corporation;

- Syntel Sterling BestShores (Mauritius) Limited ("SSBML"), a Mauritius limited liability company; and

- Syntel Worldwide (Mauritius) Limited ("Syntel Worldwide"), a Mauritius limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

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

The wholly owned subsidiary of SSBML is:

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

At March 31, 2006 and December 31, 2005, approximately $9.0 million and $60.8 million, respectively, represent corporate bonds and treasury notes held by Bank One, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three months ended March 31, 2006 and 2005 was as follows:

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ------------------
                                       2006     2005
                                     -------   ------
                                       (in thousands)
Net income                           $12,055   $8,994
Other comprehensive income
   - Unrealized gain (loss)              528       30
   - Foreign currency translation
   adjustments                           (96)    (405)
                                     -------   ------
Total comprehensive income           $12,487   $8,619
                                     =======   ======

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

The following table summarizes the movement in the Capital Structure from December 31, 2005

PARTICULARS                                                        NO. OF SHARES
-----------                                                       --------------
                                                                  (IN THOUSANDS)
Balance as on December 31, 2005                                       40,679
ADD:
Shares issued on exercise of stock options and restricted stock           33
                                                                      ------
Balance as on March 31, 2006                                          40,712
                                                                      ------

The following table sets forth the computation of earnings per share.

                                              THREE MONTHS ENDED MARCH 31,
                                     ----------------------------------------------
                                               2006                    2005
                                     -----------------------   --------------------
                                     Weighted                  Weighted
                                      Average   Earnings per    Average    Earnings
                                      Shares       Shares       Shares    per Share
                                     --------   ------------   --------   ---------
                                        (in thousands, except per share earnings)
Basic earnings per share              40,696       $ 0.30       40,366      $0.22
Potential dilutive effect of stock
   options outstanding                   252        (0.01)         160         --
                                      ------       ------       ------      -----
DILUTED EARNINGS PER SHARE            40,948       $ 0.29       40,526      $0.22
                                      ======       ======       ======      =====

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

     -    Applications Outsourcing

     -    e-Business

     -    TeamSourcing; and

     -    Business Process Outsourcing (BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three month periods ended March 31, 2006 and 2005 is as follows:

                              THREE MONTHS ENDED
                                   MARCH 31,
                              ------------------
                                 2006      2005
                               -------   -------
                                 (in thousands)
REVENUES:
   Applications Outsourcing    $46,310   $39,109
   e-Business                    9,168     6,868
   TeamSourcing                  4,776     3,694
   BPO                           3,242     1,061
                               -------   -------
                               $63,496   $50,732
                               -------   -------
GROSS PROFIT:
   Applications Outsourcing    $18,512   $17,087
   e-Business                    2,401     2,161
   TeamSourcing                  1,567     1,003
   BPO                           1,854       777
                               -------   -------
                                24,334    21,028
Selling, general and
   administrative expenses      10,598    11,165
                               -------   -------
Income from operations         $13,736   $ 9,863
                               -------   -------

During the three months ended March 31, 2006 and 2005, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $11.81 million during the three months ended March 31, 2006, contributing approximately 18.6% of total consolidated revenues, as compared to $7.44 million during the three months ended March 31, 2005, contributing approximately 14.7% of total consolidated revenues. At March 31, 2006 and December 31, 2005 accounts receivable, from this customer were $1.8 million and $1.1 respectively.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2006       2005
                                                         --------   --------
                                                            (in thousands)
NET REVENUES
   North America, primarily United States                $ 61,226   $ 45,287
   India                                                   32,156     26,161
   UK                                                       2,333      3,319
   Far East, primarily Singapore, Mauritius                   674        303
   Germany                                                    230        402
   Inter-company revenue elimination (primarily India)    (33,123)   (24,740)
                                                         --------   --------
      TOTAL REVENUE                                      $ 63,496   $ 50,732
                                                         --------   --------
NET INCOME/(LOSS)
   North America, primarily United States                $  2,714   $  2,122
   India                                                    9,242      6,350
   UK                                                         218        661
   Far East, primarily Singapore, Mauritius                   (33)        (3)
   Germany                                                    (86)      (136)
                                                         --------   --------
      INCOME AFTER INCOME TAXES                          $ 12,055   $  8,994
                                                         --------   --------

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                  2006       2005
                                                -------    -------
                                                   (in thousands)
Income before income taxes                      $14,625    $10,999
                                                -------    -------
Statutory provision                                35.0%      35.0%
State taxes, net of federal benefit                 1.0%       1.0%
Tax-free investment income                         (0.4%)     (0.8%)
Foreign effective tax rates different from US
   statutory rate                                 (18.0%)    (17.0%)
                                                -------    -------
EFFECTIVE INCOME TAX RATE                          17.6%      18.2%
                                                -------    -------

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.53 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96 to 1997-98 and 1999-2000 to 2001-02, which support Syntel India's position in this matter.

Syntel India had filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has since also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96 to 1997-98 and 2000-01 to 2001-02 and has received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other years. Syntel India has gone into further appeal with the Income Tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and 1998-99 and the partially favorable decisions for the other years with the Income Tax Appellate Tribunal.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating $4.45 million for the financial years 2001-02 and 2002-03, against which Syntel India has filed an appeal with the Commissioner of Income Tax (Appeals). The contention of Syntel India was partially upheld by the Commissioner of Income Tax (Appeals) for the financial year 2001-02. Syntel India is in the process of filing further appeal with the Income Tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals). The appeal for the financial year 2002-03 is not yet decided. Syntel India has obtained opinions from independent legal counsels, which support Syntel India's position in this matter.

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

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel India, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of March 31, 2006, the Company has fully invested proceeds from these cash dividends as required towards permitted investments under the Act.

If the Company determines to repatriate all undistributed repatriable earnings of controlled foreign corporations as of March 31, 2006 (without considering the Jobs Act provisions), the Company would have accrued taxes of approximately $38.3 million.

12. STOCK BASED COMPENSATION

SHARE BASED COMPENSATION:

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

For the options exercised the shares are generally issued out of new share issues. In some instances the shares are issued out of Treasury Stock purchased from the market.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.45 million including charge for restricted stock.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees [and directors] using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

On different dates during the year ended December 31, 2005 and three months ended March 31, 2006 the Company issued additional 54,806 and 732 shares respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates.

Based upon the market value on the grant dates, the Company recorded $5.84 million during the three months ended June 30, 2004, $0.89 million during the year ended December 31, 2005 and $0.01 million during the three months ended March 31, 2006 of unearned compensation included as a separate component of shareholders' equity to be expensed over the four - year service period on a straight line basis. During the three months ended March 31, 2006 and 2005, the Company reversed $0.14 million and $0.54 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.22 million and $0.25 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended March 31, 2006 and 2005, the Company recorded $0.01 million and $0.43 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the year ended December 31, 2005 and three months ended March 31, 2006, the dividend will be accrued and paid subject to the same restriction as the restriction on transferability.

IMPACT OF THE ADOPTION OF FAS 123(R)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation (including impact of restricted stock) for the three month period ended March 31, 2006 was as follows (in thousands):

Cost of revenues                               $232
Selling, general and administrative expenses    213
                                               ----
                                               $445
                                               ----

Cash received from option exercises under all share-based payment arrangements for the three-month periods ended March 31, 2005 and 2006, was $ 1.61 million and $ 0.25 million, respectively. New shares were issued for all options exercised during the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for stock-based compensation costs was $0 and $ 0.01 million for the three-month periods ended March 31, 2005 and 2006, respectively. Prior to the adoption of FAS 123(R), the intrinsic value of restricted stock were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

As of March 31, 2006, the estimated compensation cost of non-vested options (excluding restricted stock) is $ 0.85 million to be vested mainly over the next two years.

VALUATION ASSUMPTIONS

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

                             THREE MONTHS ENDED
                                  MARCH 31,
                             ------------------
                                2006    2005
                               -----   -----
Assumptions
   Risk free interest rate      4.78%   4.12%
   Expected life                5.00    5.00
   Expected volatility         67.56%  71.07%
   Expected dividend yield      1.27%   9.83%

Our computation of expected volatility for the first quarter of 2006 is based on a combination of historical volatility from traded options on our stock. Prior to 2006 also, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

SHARE-BASED PAYMENT AWARD ACTIVITY

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006
(in thousands, except per share amounts):

                                                                   WEIGHTED AVERAGE
                                                     WEIGHTED          REMAINING
                                                      AVERAGE      CONTRACTUAL TERM      AGGREGATE
                                         SHARES   EXERCISE PRICE      (IN YEARS)      INTRINSIC VALUE
                                        -------   --------------   ----------------   ---------------
Outstanding at January 1, 2006          438,251       $12.28
   Granted                                    0            0
   Exercised                             32,116         7.90
   Forfeited                             29,900        23.94
   Expired / Cancelled                   11,353         6.40
                                        -------       ------             ----             ----------
OUTSTANDING AT MARCH 31, 2006           364,882        11.89             5.40            $ 2,344,655
                                        -------       ------             ----             ----------
OPTIONS EXERCISABLE AT MARCH 31, 2006   272,982        10.24             4.90            $ 2,204,345
                                        -------       ------             ----             ----------

The weighted average grant-date fair value of options granted for three-month period ended March 31, 2005 and 2006 was $ 2.51 and $ 5.32, respectively. The agregate intrinsic value of options exercised as of March 31, 2006 was $ 7.12 and fair value of shares vested and outstanding as on March 31, 2006 $ 5.68.

PRO FORMA INFORMATION FOR PERIODS PRIOR TO THE ADOPTION OF FAS 123(R)

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

                                                              THREE MONTHS
                                                               ENDED MARCH
                                                                31, 2005
                                                              ------------
NET INCOME
   As reported                                                  $ 8,994
   Stock based Compensation expense recognized in statement
      of income, net of tax                                     $   598
   Stock based compensation expense determined under the
      fair value method, net of tax                               ($895)
                                                                -------
PRO FORMA NET INCOME                                            $ 8,697
                                                                -------

EARNINGS PER SHARE, PRO FORMA
   Basic earnings per share                                     $  0.22
   Diluted earnings per share                                   $  0.21

EARNINGS PER SHARE AS REPORTED
   Basic earnings per share                                     $  0.22
   Diluted earnings per share                                   $  0.22

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                         40,366
   Diluted                                                       40,526

13. PROVISION FOR UNUTILIZED LEAVE

During the year ended December 31, 2005 Syntel India had changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 150 days to 60 days. The balance exceeding maximum permissible accumulation is compulsorily encashed at basic salary. Accordingly an amount of $0.51 million was paid at basic salary and $1.14 million was reversed being the difference between the basic salary and gross compensation rates.

The gross charge for unutilized earned leave was $0.42 million and $0.06 million for the three months ended March 31, 2006 and March 31, 2005 respectively.

The amounts accrued for unutilized earned leave are $3.99 million and $3.70 million as of March 31, 2006 and December 31, 2005, respectively, and are included within `Accrued payroll and related costs'.

14. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended March 31, 2006 increased to $63.5 million from $50.7 million in the three months ended March 31, 2005, representing a 25.2% increase. Revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of multi-national corporations aggressively outsourcing their applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Also the Company's Client Partner Program has enabled better relationships with key customers leading to continued growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of March 31, 2006 increased by 36% to 4,429 employees as compared to 3,267 employees as of March 31, 2005. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of March 31, 2006, the Company had approximately 67.5% of its billable workforce in India as compared to 60.3% as of March 31, 2005. The Company's top five customers accounted for 50.2% of the total revenues in the three months ended March 31, 2006, up from 41.5% of its total revenues in the three months ended March 31, 2005. Moreover, the Company's top 10 customers accounted for 69.6% of the total revenues in the three months ended March 31, 2006 as compared to 62% in the three months ended March 31, 2005.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $46.3 million for the three months ended March 31, 2006, or 72.9% of total revenues, from $39.1 million, or 77.1% of total revenues for the three months ended March 31, 2005. The $7.2 million increase was attributable primarily to revenues from new engagements contributing $23.4 million largely offset by $16.2 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 60.0% of total Applications Outsourcing revenues for the three months ended March 31, 2006, from 56.3% for the three months ended March 31, 2005. The 3.7 percentage point increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2006 was attributable primarily, due to onsite wage increase, cost related to FAS 123(R) and increased offshore headcount.

E-BUSINESS REVENUES. e-Business revenues increased to $9.2 million for the three months ended March 31, 2006, or 14.4% of total revenues, from $6.9 million, or 13.5% of revenues for the three months ended March 31, 2005. The $2.3 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects contributing $3.8 million largely offset by $1.5 million in lost revenues as a result of project completion.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. e-Business cost of revenues increased to 73.8% of total e-Business revenues for the three months ended March 31, 2006, from 68.5% for the three months ended March 31, 2005. The 5.3 percentage point increase in cost of revenues as a percent of revenues for the three months ended March 31, 2006 is principally attributable to onsite wage increase, cost related to FAS 123(R) and lower utilization of the resources caused by increased hiring and training at offshore locations.

TEAMSOURCING REVENUES. TeamSourcing revenues increased to $4.8 million for the three months ended March 31, 2006, or 7.5% of total revenues, from $3.7 million, or 7.3% of total revenues for the three months ended March 31, 2005. The $1.1 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal which helps clients of Syntel with their supplemental staffing requirements contributing $2.6 million largely offset by $1.5 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 67.2% of TeamSourcing revenues for the three months ended March 31, 2006, from 72.8% for the three months ended March 31, 2005. This decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.

BPO REVENUES. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $3.2 million or 5.1% of total revenues for the three months ended March 31, 2006 as against $1.1 million or 2.1% for the three months ended March 31, 2005. The $2.1 million increase in the three months period ended March 31, 2006 were primarily due to the increased billable headcount.

BPO COST OF REVENUES. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation, and travel. Cost of revenues for the three months ended March 31, 2006 increased to 42.8% of BPO revenues from 26.8% for the three months ended March 31, 2005. The 16.0% increase in cost of revenues, as a percent of total BPO revenues was attributable primarily to increased billable headcount.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended March 31, 2006 were $10.6 million or 16.7% of total revenues, compared to $11.2 million or 22.0% of total revenues for the three months ended March 31, 2005.

Selling, general and administrative costs for the three months ended March 31, 2005 include an one time special performance based incentive program for sales teams of $0.4 million and compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million. Combined, these two items account for 1.0 of the 5.3 percentage point decrease in selling, general, and administrative expenses as a percentage of revenue.

The remaining 4.3 percentage point decreases is primarily due to increases in revenue and decreases in certain costs in the three months ended March 31, 2006 as against the three months ended March 31, 2005. The increase in revenue has resulted in an approximately 4.2 percentage point decrease. Cost decreases include decreases in compensation cost of $1.1 million, legal expenses of $0.1 million, consultancy fees of $0.3 million and other fees of $0.2 million partially offset by an increase in depreciation of $0.2 million, rent of $0.3 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, an increase in travel expenses of $0.1 million, telecommunication expenses of $0.2 million and office expenses of $0.3 million, which has resulted in an approximately 0.1 percentage point decrease.

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended March 31, 2006 and March 31, 2005, the effective income tax rate was 17.6% and 18.2% respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2006. The net cash provided by operating activities was $6.7 million for the three months ended March 31, 2005. The number of days sales outstanding in net accounts receivable was approximately 62 days and 64 days as of March 31, 2006 and March 31, 2005, respectively. The decrease in the number of day's sales outstanding in net accounts receivable was due to relatively higher collections during the three months ended March 31, 2006.

Net cash used in investing activities was $9.1 million for the three months ended March 31, 2006, consisting principally of $14.9 million for the purchase of short term investments and $3.2 million of capital expenditures consisting principally of capital work in progress, including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment, partially offset by the sale of short term investments of $9.0 million. Net cash provided by investing activities was $20.2 million for the three months ended March 31, 2005, consisting principally of $29.9 million for the sale of short term investments partially offset by $2.4 million for capital expenditures and the purchase of short term investments of $7.3 million.

Net cash used in financing activities was $2.2 million for the three months ended March 31, 2006, consisting principally of $2.4 million in dividends paid out partially offset by $0.2 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $62.1 million for the three months ended March 31, 2005, consisting principally of $63.5 million in dividends paid out and $0.7 million in common stock repurchases, partially offset by $2.1 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $15.0 million. The line of credit has been renewed and amended and now expires on August 31, 2006. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at March 31, 2006 and 2005.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2006 and 2005, revenues from time and material contracts constituted 56% and 45% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2006 and 2005, revenues from fixed price application management and support engagements constituted 25% and 34% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2006 and 2005, revenues from fixed price development contracts constituted 19% and 21% of total revenues, respectively.

SIGNIFICANT ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

During the three months ended March 31, 2006 and March 31, 2005, the effective income tax rate was 17.6% and 18.2%, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes Company's cash and cash equivalents and short term investments:

                            MARCH 31,   DECEMBER 31,
ASSETS                         2006         2005
------                      ---------   ------------
                                 (in thousands)
Cash and cash equivalents    $ 85,880     $ 99,390
Short term Investments         27,303       21,083
                             --------     --------
TOTAL                        $113,183     $120,473
                             --------     --------

The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company's investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have an impact on interest earnings for its investment portfolio. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

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

During the three months ended March 31, 2006, the Indian rupee has appreciated, against U.S. dollar, by 2.2% as compared to the year ended December 31, 2005. The impact of this rupee appreciation adversely impacted the Company's gross margin by 41 basis points, operating income by 53 basis points and net income by 53 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 29.4% and 32.7%, respectively, which did not have a material impact on the operating results of the company.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2006 as well as mirror certifications from senior management, the Company's Chairman, President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of March 31, 2006 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in the Company's risk factors as disclosed in the Company's annual report in Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

Exhibit No.   Description
-----------   -----------
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

                                        SYNTEL, INC.


Date May 9, 2006                        /s/ Bharat Desai
                                        ----------------------------------------
                                        Bharat Desai, Chairman, President and
                                        Chief Executive Officer


Date May 9, 2006                        /s/ Revathy Ashok
                                        ---------------------------------------
                                        Revathy Ashok, Chief Financial Officer

EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32            Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer.