Form 10-Q
period 2006-06-30
SYNTEL INC
filed 2006-08-08
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________

     Commission file number 000-22903

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

Yes      No  X
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value: 41,009,712 shares issued and outstanding as of July 27, 2006.

                                  SYNTEL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I Financial Information
   Item 1 Financial Statements
             Condensed Consolidated Statements of Income                      3
             Condensed Consolidated Balance Sheets                            4
             Condensed Consolidated Statements of Cash Flows                  5
             Notes to the Condensed Consolidated Financial Statements         6

   Item 2 Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17

   Item 3 Quantitative and Qualitative Disclosures about Market Risk         23

   Item 4 Controls and Procedures                                            24

Part II Other Information                                                    25

Signatures                                                                   27

Exhibit - Certificate of Chief Executive Officer                             29

Exhibit - Certificate of Chief Financial Officer                             30

Exhibit - Certification of Chief Executive Officer and Chief Financial
   Officer                                                                   31

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  THREE MONTHS       SIX MONTHS ENDED
                                                 ENDED JUNE 30,          JUNE 30,
                                               -----------------   -------------------
                                                 2006      2005      2006       2005
                                               -------   -------   --------   --------
Net Revenues                                   $64,410   $54,677   $127,906   $105,409
Cost of revenues                                41,470    32,754     80,632     62,458
                                               -------   -------   --------   --------
GROSS PROFIT                                    22,940    21,923     47,274     42,951

Selling, general and administrative expenses    11,645    10,699     22,243     21,864
                                               -------   -------   --------   --------
Income from operations                          11,295    11,224     25,031     21,087
Other income, principally interest               1,338       708      2,227      1,844
                                               -------   -------   --------   --------
Income before provision for income taxes        12,633    11,932     27,258     22,931
Provision for income taxes                       1,580     2,246      4,150      4,251
                                               -------   -------   --------   --------
NET INCOME                                     $11,053   $ 9,686   $ 23,108   $ 18,680
                                               =======   =======   ========   ========
Dividend per share                             $  0.06   $  0.06   $   0.12   $   1.62

EARNINGS PER SHARE :
Basic                                          $  0.27   $  0.24   $   0.57   $   0.46
Diluted                                        $  0.27   $  0.24   $   0.56   $   0.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic                                           40,788    40,519     40,742     40,442
Diluted                                         41,043    40,570     40,996     40,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,   DECEMBER 31,
                                                                               2006         2005
                                                                             --------   ------------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                 $ 74,600     $ 99,390
   Short term investments                                                      38,782       21,083
   Accounts receivable, net of allowances for doubtful accounts of $ 2,594
   and $ 2,575 at June 30, 2006 and December 31, 2005, respectively            36,252       27,907
   Revenue earned in excess of billings                                        12,069        8,366
   Deferred income taxes and other current assets                              12,070       10,003
                                                                             --------     --------
      Total current assets                                                    173,773      166,749

Property and equipment                                                         61,066       54,690
   Less accumulated depreciation and amortization                              27,266       25,504
                                                                             --------     --------
      Property and equipment, net                                              33,800       29,186

Goodwill                                                                          906          906

Deferred income taxes and other non current assets                              3,177        1,320
                                                                             --------     --------
      TOTAL ASSETS                                                           $211,656     $198,161
                                                                             ========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

   LIABILITIES

Current liabilities:
   Accounts payable                                                          $  5,585     $  6,890
   Accrued payroll and related costs                                           15,549       15,906
   Income taxes payable                                                         5,396        9,809
   Accrued liabilities                                                          8,761        7,446
   Deferred revenue                                                             1,927        3,356
   Dividends payable                                                            2,484        2,476
                                                                             --------     --------
      Total current liabilities                                                39,702       45,883

   SHAREHOLDERS' EQUITY

Total shareholders' equity                                                    171,954      152,278
                                                                             --------     --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $211,656     $198,161
                                                                             ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 23,108   $ 18,680
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization                              2,420      2,196
      Realized gains on sales of short term investments           (204)      (392)
      Deferred income taxes                                        925       (131)
      Compensation expense related to restricted stock             453        934
      Share based compensation expense                             469         --
   Changes in assets and liabilities :
      Accounts receivable and revenue earned in excess of
         billings, net                                         (12,726)    (3,501)
      Other current assets                                      (5,040)    (3,428)
      Accrued payroll and other liabilities                     (4,592)     4,131
      Deferred revenues                                         (1,382)    (1,539)
                                                              --------   --------
Net cash provided by operating activities                        3,431     16,950
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                          (7,264)    (6,199)
   Purchase of short term investments :
      Investments in mutual funds                              (19,554)    (3,020)
      Investments in term deposits with banks                  (40,242)    (4,266)
   Proceeds from sales of short term investments :
      Proceeds from sales of mutual funds                       29,227     16,557
      Maturities of term deposits with banks                    12,421     22,538
                                                              --------   --------
Net cash (used in) / provided by investing activities          (25,412)    25,610
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                    1,041      2,289
   Common stock repurchases                                         --       (676)
   Dividends paid                                               (4,906)   (65,992)
                                                              --------   --------
Net cash used in financing activities                           (3,865)   (64,379)
                                                              --------   --------
Effect of foreign currency exchange rate changes on cash         1,056       (696)
                                                              --------   --------
Change in cash and cash equivalents                            (24,790)   (22,515)
Cash and cash equivalents, beginning of period                $ 99,390   $109,142
                                                              --------   --------
Cash and cash equivalents, end of period                      $ 74,600   $ 86,627
                                                              ========   ========
Non cash investing and financing activities:
Cash dividends declared but unpaid                            $  2,484   $  2,446
                                                              ========   ========
Cash paid for income taxes                                    $  5,759   $  5,737
                                                              ========   ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company" or "Syntel") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2006, the results of their operations for the three month and six month periods ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The year end condensed balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

-    Syntel Consulting Inc ("Syntel Consulting"), a Michigan corporation;

- Syntel Sterling BestShores (Mauritius) Limited ("SSBML"), a Mauritius limited liability company; and

- Syntel Worldwide (Mauritius) Limited ("Syntel Worldwide"), a Mauritius limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

- State Street Syntel Services (Mauritius) Ltd. ("SSSSML"), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Ltd.

The wholly owned subsidiary of SSSSML is:

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

At June 30, 2006 and December 31, 2005, approximately $51.3 million and $60.8 million, respectively, represent corporate bonds and treasury notes held by JP Morgan Chase Bank NA, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months ended June 30, 2006 and 2005 was as follows:

                                      THREE MONTHS     SIX MONTHS ENDED
                                     ENDED JUNE 30,         JUNE 30,
                                    ----------------   -----------------
                                      2006     2005      2006      2005
                                    -------   ------   -------   -------
                                     (in thousands)      (in thousands)
Net income                          $11,053   $9,686   $23,108   $18,680
Other comprehensive income
   - Unrealized gain (loss)             265      197       793        27
   - Foreign currency translation
        adjustments                  (1,400)    (292)   (1,496)     (497)
                                    -------   ------   -------   -------
Total comprehensive income          $ 9,918   $9,591   $22,405   $18,210
                                    =======   ======   =======   =======

8. EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No 128 "Earnings Per Share".

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

The following table summarizes the movement in the Capital Structure from March 31, 2006

PARTICULARS                           NO. OF SHARES
-----------                          --------------
                                     (IN THOUSANDS)
Balance as on March 31, 2006             40,712
ADD:
Shares issued on exercise of stock
   options and restricted stock             127
                                         ------
Balance as on June 30, 2006              40,839
                                         ======

The following table sets forth the computation of earnings per share.

                                        THREE MONTHS ENDED JUNE 30,
                               --------------------------------------------
                                        2006                   2005
                               ---------------------   --------------------
                               Weighted                Weighted
                                Average    Earnings     Average    Earnings
                                Shares    per Shares    Shares    per Share
                               --------   ----------   --------   ---------
                                 (in thousands, except per share earnings)
Basic earnings per share        40,788       $0.27      40,519       $0.24
Potential dilutive effect of
   stock options outstanding       255          --          51          --
                                ------       -----      ------       -----
DILUTED EARNINGS PER SHARE      41,043       $0.27      40,570       $0.24
                                ======       =====      ======       =====

                                         SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------
                                        2006                   2005
                               ---------------------   --------------------
                               Weighted                Weighted
                                Average    Earnings     Average    Earnings
                                Shares    per Shares    Shares    per Share
                               --------   ----------   --------   ---------
                                 (in thousands, except per share earnings)

Basic earnings per share        40,742      $0.57       40,442      $0.46
Potential dilutive effect of
   stock options outstanding       254      (0.01)         106         --
                                ------      -----       ------      -----
DILUTED EARNINGS PER SHARE      40,996      $0.56       40,548      $0.46
                                ======      =====       ======      =====

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

     -    Applications Outsourcing

     -    e-Business

     -    TeamSourcing; and

     -    Business Process Outsourcing (BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three month and six month periods ended June 30, 2006 and 2005 is as follows:

                                                  THREE MONTHS       SIX MONTHS ENDED
                                                 ENDED JUNE 30,          JUNE 30,
                                               -----------------   -------------------
                                                 2006      2005      2006       2005
                                               -------   -------   --------   --------
                                                 (in thousands)       (in thousands)
REVENUES:
   Applications Outsourcing                    $46,729   $41,744   $ 93,039   $ 80,853
   e-Business                                    8,788     7,873     17,956     14,741
   TeamSourcing                                  4,449     3,858      9,225      7,552
   BPO                                           4,444     1,202      7,686      2,263
                                               -------   -------   --------   --------
                                                64,410    54,677    127,906    105,409
                                               -------   -------   --------   --------
GROSS PROFIT:
   Applications Outsourcing                     16,794    16,694     35,306     33,781
   e-Business                                    1,786     3,133      4,187      5,294
   TeamSourcing                                  1,610     1,307      3,177      2,310
   BPO                                           2,750       789      4,604      1,566
                                               -------   -------   --------   --------
                                                22,940    21,923     47,274     42,951
Selling, general and administrative expenses    11,645    10,699     22,243     21,864
                                               -------   -------   --------   --------
Income from operations                         $11,295   $11,224   $ 25,031   $ 21,087
                                               =======   =======   ========   ========

During the six months ended June 30, 2006 and 2005, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $23.86 million during the six months ended June 30, 2006, contributing approximately 18.7% of total consolidated revenues, as compared to $15.4 million during the six months ended June 30, 2005, contributing approximately 14.6% of total consolidated revenues. At June 30, 2006 and December 31, 2005 accounts receivable, from this customer were $2.8 million and $1.1 respectively.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2006       2005       2006       2005
                                                         --------   --------   --------   --------
                                                            (in thousands)        (in thousands)
NET REVENUES
   North America, primarily United States                $ 61,365   $ 49,200   $122,591   $ 94,487
   India                                                   31,455     28,272     63,611     54,433
   UK                                                       2,822      3,155      5,155      6,474
   Far East, primarily Singapore                            1,058        457      1,732        760
   Germany                                                    223        429        453        831
   Inter-company revenue elimination (primarily India)    (32,513)   (26,836)   (65,636)   (51,576)
                                                         --------   --------   --------   --------
      TOTAL REVENUE                                        64,410     54,677    127,906    105,409
                                                         --------   --------   --------   --------
NET INCOME/(LOSS)
   North America, primarily United States                   2,692      2,832      5,406      4,954
   India                                                    7,649      6,674     16,891     13,024
   UK                                                         595        349        813      1,010
   Far East, primarily Singapore                               56         43         23         40
   Germany                                                     61       (212)       (25)      (348)
                                                         --------   --------   --------   --------
      INCOME/(LOSS) AFTER INCOME TAXES                   $ 11,053   $  9,686   $ 23,108   $ 18,680
                                                         --------   --------   --------   --------

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                    JUNE 30,             JUNE 30,
                                                               ------------------   ------------------
                                                                 2006       2005      2006       2005
                                                               --------   -------   -------    -------
                                                                 (in thousands)       (in thousands)
Income before income taxes                                      $12,633   $11,932   $27,258    $22,931
                                                                -------   -------   -------    -------
Statutory provision                                                35.0%     35.0%     35.0%      35.0%
State taxes, net of federal benefit                                 1.0%      1.6%      1.0%       1.3%
Tax-free investment income                                         (1.0%)     0.0%     (0.7%)     (0.4%)
Foreign effective tax rates different from US statutory rate      (22.5%)   (17.8%)    (20.1%)   (17.4%)
                                                                -------   -------   -------    -------
EFFECTIVE INCOME TAX RATE                                          12.5%     18.8%     15.2%      18.5%
                                                                -------   -------   -------    -------

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.45 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96 to 1997-98 and 1999-2000 to 2001-02, which support Syntel India's position in this matter.

Syntel India filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. The Income tax department appealed this favorable decision with the Income Tax Appellate Tribunal ('ITAT'). During the three months ended June 30, 2006, the ITAT dismissed the appeal filed by the Income tax department. The Income tax department has recourse to file further appeal and hence there is no change in the relevant provision for tax.

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

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating $4.29 million for the financial years 2001-02 and 2002-03, against which Syntel India has filed an appeal with the Commissioner of Income Tax (Appeals). The contention of Syntel India was partially upheld by the Commissioner of Income Tax (Appeals) for the financial year 2001-02. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income Tax (Appeals). The appeal for the financial year 2002-03 is not yet decided. Syntel India has obtained opinions from independent legal counsels, which support Syntel India's position in this matter.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.10 million, for which Syntel India has filed necessary appeals or petitions.

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

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel India, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of June 30, 2006, the Company had fully invested proceeds from these cash dividends as required towards permitted investments under the Act.

If the Company determines to repatriate all undistributed repatriable earnings of controlled foreign corporations as of June 30, 2006, the Company would have accrued taxes of approximately $40.2 million.

12. STOCK BASED COMPENSATION

SHARE BASED COMPENSATION:

The Company established a stock option plan in 1997. On June 1, 2006 the Company adopted the Ammended and Restated Stock Option and Incentive Plan (the "Stock Option Plan") under which 8 million shares of Common Stock were reserved for issuance. The dates on which granted options are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

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


The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.47 million and $0.92 million including charge for restricted stock.

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

On different dates during the year ended December 31, 2005 and six months ended June 30, 2006 the Company issued additional 54,806 and 12,070 shares respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

Based upon the market value on the grant dates, the Company recorded $5.84 million during the three months ended June 30, 2004, $0.89 million during the year ended December 31, 2005 and $0.01 million during the six months ended June 30, 2006 of unearned compensation included as a separate component of shareholders' equity to be expensed over the four - year service period on a straight line basis. During the three months ended June 30, 2006 and 2005 the Company reversed $0.0 million and $0.24 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.22 million and $0.23 million, respectively as compensation cost on account of these stock grants and during the six months ended June 30, 2006 and 2005, the Company reversed $0.14 million and $0.78 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.43 million and $0.48 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended June 30, 2006 and 2005, the Company recorded $0.01 million and $0.01 million, respectively, and during the six months ended June 30, 2006 and 2005, the Company recorded $0.02 million and $0.44 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the year ended December 31, 2005 and six months ended June 30, 2006, the dividend will be accrued and paid subject to the same restriction as the restriction on transferability.

IMPACT OF THE ADOPTION OF FAS 123(R)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six months ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six months ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation (including impact of restricted stock) for the six months ended June 30, 2006 was as follows (in thousands):

Cost of revenues                               $387
Selling, general and administrative expenses    535
                                               ----
                                               $922
                                               ====

Cash received from option exercises under all share-based payment arrangements for the three-months ended June 30, 2006 and 2005, was $ 0.42 million and $ 0.16 million, respectively and for the six months ended June 30, 2006 and 2005, the same was $ 0.67 million and $ 1.77 million, respectively. New shares were issued for all options exercised during the six months ended June 30, 2006. The total income tax benefit recognized in the income statement for stock-based compensation costs was $0 and $ 0.02 million for the three month periods ended June 30, 2005 and 2006, respectively. Prior to the adoption of FAS 123(R), the intrinsic value of restricted stock were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

As of June 30, 2006, the estimated compensation cost of non-vested options (excluding restricted stock) is $ 0.34 million to be vested mainly over the next two years.

VALUATION ASSUMPTIONS

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

                             THREE MONTHS ENDED
                                JUNE 30,
                             ------------------
                                2006    2005
                               -----   ------
Assumptions
   Risk free interest rate      5.09%   3.95%
   Expected life                5.00    5.00
   Expected volatility         66.70%  70.15%
   Expected dividend yield      1.17%  10.85%

Our computation of expected volatility for the six months ended June 30, 2006 is based on a combination of historical volatility from traded options on our stock. Prior to 2006 also, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

SHARE-BASED PAYMENT AWARD ACTIVITY

The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2006 (in thousands, except per share amounts):

                                                                WEIGHTED
                                                 WEIGHTED       AVERAGE
                                                  AVERAGE      REMAINING
                                                 EXERCISE     CONTRACTUAL        AGGREGATE
                                        SHARES     PRICE    TERM (IN YEARS)   INTRINSIC VALUE
                                       -------   --------   ---------------   ---------------
Outstanding at January 1, 2006         438,251    $12.28
   Granted                                  --        --
   Exercised                            87,088      7.74
   Forfeited                            29,900     23.94
   Expired / Cancelled                  19,248     12.56
                                       -------    ------          ----           ----------
OUTSTANDING AT JUNE 30, 2006           302,015    $12.42          5.26           $2,440,693
                                       -------    ------          ----           ----------
OPTIONS EXERCISABLE AT JUNE 30, 2006   252,340    $11.20          4.91           $2,346,741
                                       -------    ------          ----           ----------

The weighted average grant-date fair value of options granted as of June 30, 2006 and 2005 was $ 5.34 and $ 1.31 respectively. The agregate intrinsic value of options exercised as on June 30, 2006 was $ 7.23 and fair value of shares vested and outstanding as on June 30, 2006 $ 6.23.

PRO FORMA INFORMATION FOR PERIODS PRIOR TO THE ADOPTION OF FAS 123(R)

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three and six months ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

                                                              THREE MONTHS   SIX MONTHS
                                                               ENDED JUNE    ENDED JUNE
                                                                30, 2005      30, 2005
                                                              ------------   ----------
NET INCOME
   As reported                                                   $ 9,686       $18,680
   Stock based Compensation expense recognized in statement
      of income, net of tax                                          223           821
   Stock based compensation expense determined under the
      fair value method, net of tax                                 (197)        (1092)
                                                                 -------       -------
PRO FORMA NET INCOME                                             $ 9,712       $18,409
                                                                 -------       -------
EARNINGS PER SHARE, PRO FORMA
   Basic earnings per share                                      $  0.24       $  0.46
   Diluted earnings per share                                    $  0.24       $  0.45

EARNINGS PER SHARE AS REPORTED
   Basic earnings per share                                      $  0.24       $  0.46
   Diluted earnings per share                                    $  0.24       $  0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                          40,519        40,442
   Diluted                                                        40,570        40,548

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

The gross charge for unutilized earned leave was $0.73 million and $0.75 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $1.15 million and $0.81 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

The amounts accrued for unutilized earned leave are $4.52 million and $3.70 million as of June 30, 2006 and December 31, 2005, respectively, and are included within 'Accrued payroll and related costs'.

14. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended June 30, 2006 increased to $64.4 million from $54.7 million in the three months ended June 30, 2005, representing a 17.8% increase. Revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a growing trend with increasing numbers of multi-national corporations aggressively outsourcing their applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. Also the Company's Client Partner Program has enabled better relationships with key customers leading to continued growth in business. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of June 30, 2006 increased by 30% to 4,735 employees as compared to 3,656 employees as of June 30, 2005. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of June 30, 2006, the Company had approximately 68.5% of its billable workforce in India as compared to 63.1% as of June 30, 2005. The Company's top five customers accounted for 52.3% of the total revenues in the three months ended June 30, 2006, up from 42.7% of its total revenues in the three months ended June 30, 2005. Moreover, the Company's top 10 customers accounted for 70.4% of the total revenues in the three months ended June 30, 2006 as compared to 63% in the three months ended June 30, 2005.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $46.7 million for the three months ended June 30, 2006, or 72.5% of total revenues, from $41.7 million, or 76.3% of total revenues for the three months ended June 30, 2005. The $5 million increase was attributable primarily to revenues from new engagements contributing $21.5 million largely offset by $16.5 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2006 increased to $93.0 million, or 72.7% of total revenues, from $80.8 million or 76.7% of total revenues for the six months ended June 30, 2005. The $12.2 million increase for six months ended June 30, 2006 was attributable principally to revenues from new engagements contributing $44.9 million largely offset by $32.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 64.1% of total Applications Outsourcing revenues for the three months ended June 30, 2006, from 60.0% for the three months ended June 30, 2005. The 4.1 percentage point increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2006 was attributable primarily, due to offshore wage increase, visa filing expenses and increased offshore headcount. Cost of revenues for the six months ended June 30, 2006 increased to 62.1% of total Applications Outsourcing revenues, from 58.2% for the six months ended June 30, 2005. The 3.9 percentage point increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2006 was attributable primarily to onsite wage increases effective January 2006, offshore wage increases effective April 2006, visa filing expenses, cost related to FAS123 (R) and increased offshore headcount.

E-BUSINESS REVENUES. e-Business revenues increased to $8.8 million for the three months ended June 30, 2006, or 13.6% of total revenues, from $7.9 million, or 14.4% of revenues for the three months ended June 30, 2005. The $0.9 million increase was attributable primarily to revenues from new engagements contributing $2.9 million largely offset by $2.0 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2006 increased to $17.9 million, or 14% of total revenues, from $14.7 million or 14% of total revenues for the six months ended June 30, 2005. The $3.2 million increase for six months ended June 30, 2006 was attributable principally to revenues from new engagements contributing $6.7 million largely offset by $3.5 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. e-Business cost of revenues increased to 79.7% of total e-Business revenues for the three months ended June 30, 2006, from 60.2% for the three months ended June 30, 2005. The 19.5 percentage point increase in cost of revenues as a percent of revenues for the three months ended June 30, 2006 is principally attributable to offshore wage increases, visa filing expenses, cost related to FAS 123(R) and lower utilization of the resources caused by increased hiring and training at offshore locations. Cost of revenues for the six months ended June 30, 2006 increased to 76.7% of total e-business revenues, from 64.1% for the six months ended June 30, 2005. The 12.6 percentage point increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2006 was attributable primarily to onsite wage increases effective January 2006, offshore wage increase effective April 2006, visa filing expenses, cost related to FAS123 (R) and increased offshore headcount.

TEAMSOURCING REVENUES. TeamSourcing revenues increased to $4.4 million for the three months ended June 30, 2006, or 7.0% of total revenues, from $3.8 million, or 7.1% of total revenues for the three months ended June 30, 2005. The $0.6 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal which helps clients of Syntel with their supplemental staffing requirements contributing $2.4 million largely offset by $1.8 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2006 increased to $9.2 million, or 7.3% of total revenues, from $7.5 million or 7.2% of total revenues for the six months ended June 30, 2005. The $1.7 million increase for six months ended June 30, 2006 was attributable principally to revenues from new engagements and revenue from the SkillBay web portal contributing $5.0 million largely offset by $3.3 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 63.8% of TeamSourcing revenues for the three months ended June 30, 2006, from 66.1% for the three months ended June 30, 2005. Cost of revenues for the six months ended June 30, 2006 decreased to 65.6% of total TeamSourcing revenues, from 69.4% for the six months ended June 30, 2005. This decrease in cost of revenues, as a percent of total TeamSourcing revenues, for both periods was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.

BPO REVENUES. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $4.4 million or 6.9% of total revenues for the three months ended June 30, 2006 as against $1.2 million or 2.2% for the three months ended June 30, 2005. The $3.2 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects. The revenues for the six months ended June 30, 2006 increased to $7.7 million, or 6% of the total revenues, from $2.3 million, or 2.1% of the total revenues for the six months ended June 30, 2005. The $5.4 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects partially offset by $0.4 million in lost revenues as a result of project completion.

BPO COST OF REVENUES. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2006 increased to 38.1% of BPO revenues from 34.4% for the three months ended June 30, 2005. Cost of revenues for the six months ended June 30, 2006 increased to 40.1% of BPO revenues, from 30.8% for the six months ended June 30, 2005. Both the 3.7% and 9.3% increase in cost of revenues, as a percent of total BPO revenues, was attributable primarily to increased billable headcount due to increased operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended June 30, 2006 were $11.6 million or 18.1% of total revenues, compared to $10.7 million or 19.6% of total revenues for the three months ended June 30, 2005.

The 1.5 percentage point decrease is primarily due to increases in revenue, two specific charges, and increases in certain costs in the three months ended June 30, 2006 as against the three months ended June 30, 2005. The increase in revenue has resulted in an approximately 3.0 percentage point decrease. Selling, general and administrative costs for the three months ended June 30, 2006 include a one time legal expense related to settlement fees of $0.6 million and provision for doubtful debts of $0.1 million. Combined, these two items account for 0.8 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include increase in depreciation of $0.1 million, rent of $0.5 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, telecommunication expenses of $0.1 million and office expenses of $0.4 million partially offset by decrease in compensation cost of $0.1 million, benefits of $0.1 million, marketing cost of $0.1 million and consultancy fees of $0.3 million, which has resulted in an approximately 0.7 percentage point increase.

Selling, general, and administrative costs for the six months ended June 30, 2006 were $22.2 million or 17.4% of total revenues, compared to $21.9 million or 20.7% of total revenues for the six months ended June 30, 2005.

Selling, general and administrative costs for the six months ended June 30, 2006 include a one time legal expense related to settlement fees of $0.6 million and provision for doubtful debts of $0.1 million.

Selling, general, and administrative costs for the six months ended June 30, 2005 include a one time special performance based incentive program for sales teams of $0.4 million and compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million.

In addition to the above described items, the 3.3 percentage point decrease is primarily due to increases in revenue and increases in certain costs in the three months ended June 30, 2006 as against the three months ended June 30, 2005. The increase in revenue has resulted in an approximately 3.6 percentage point decrease. Cost increases include increase in depreciation of $0.3 million, rent of $0.8 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, telecommunication expenses of $0.3 million and office expenses of $0.7 million partially offset by decrease in compensation cost of $1.2 million, decrease in travel of $0.1 million, marketing cost of $0.2 million, professional fees of $0.1 million and consultancy fees of $0.6 million, which has resulted in an approximately 0.3 percentage point increase.

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended June 30, 2006 and June 30, 2005, the effective income tax rate was 12.5% and 18.8% respectively. During the six months ended June 30, 2006 and June 30, 2005, the effective income tax rate was 15.2% and 18.5% respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $3.4 million for the six months ended June 30, 2006, compared to $17.0 million for the six months ended June 30, 2005. The number of days sales outstanding in net accounts receivable was approximately 68 days and 60 days as of June 30, 2006 and June 30, 2005, respectively. The increase in the number of day's sales outstanding in net accounts receivable was due to the timing of billing and collections.

Net cash used in investing activities was $25.4 million for the six months ended June 30, 2006, consisting principally of $59.8 million for the purchase of short term investments and $7.3 million of capital expenditures consisting principally of capital work in progress, including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment, partially offset by the sale of short term investments of $41.7 million. Net cash provided by investing activities was $25.6 million for the six months ended June 30, 2005, consisting principally of $39.1 million for the sale of short term investments partially offset by $6.2 million of capital expenditures and the purchase of short term investments of $7.3 million.

Net cash used in financing activities was $3.9 million for the six months ended June 30, 2006, consisting principally of $4.9 million in dividends paid out partially offset by $1.0 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $64.4 million for the six months ended June 30, 2005, consisting principally of $66.0 million in dividends paid out and $0.7 million in common stock repurchases, partially offset by $2.3 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $15.0 million. The line of credit has been renewed and amended and now expires on August 31, 2006. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at June 30, 2006 and 2005.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2006 and 2005, revenues from time and material contracts constituted 56% and 47% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2006 and 2005, revenues from fixed price application management and support engagements constituted 27% and 28% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2006 and 2005, revenues from fixed price development contracts constituted 17% and 25% of total revenues, respectively.

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

During the three months ended June 30, 2006 and June 30, 2005, the effective income tax rate was 12.5% and 18.8%, respectively.

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

     -    Terrorist Activity, War or Natural Disasters

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

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

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

INTEREST RATE RISK

The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes Company's cash and cash equivalents and short term investments:

                                                         JUNE 30,   DECEMBER 31,
                                                           2006         2005
                                                         --------   ------------
                                                              (in thousands)
ASSETS
Cash and cash equivalents                                $ 74,600     $ 99,390
Short term Investments                                     38,782       21,083
                                                         --------     --------
TOTAL                                                    $113,382     $120,473
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

During the three months ended June 30, 2006, the Indian rupee has depreciated, against U.S. dollar, by 3.3% as compared to the three months ended March 31, 2006. The impact of this rupee depreciation positively impacted the Company's gross margin by 61 basis points, operating income by 81 basis points and net income by 79 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 29.8% and 33.7%, respectively, which did not have a material impact on the operating results of the company.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2006 as well as mirror certifications from senior management, the Company's Chairman, President and Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and Acting CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Acting CFO have concluded that as of June 30, 2006 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and Acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of shareholders on Thursday, June 1, 2006. At the meeting, Paritosh K. Choksi, Bharat Desai, Paul R. Donovan, George R. Mrkonic, Jr., Neerja Sethi, and Vasant Raval, constituting all of the Company's directors, were reelected as directors of the Company to serve one year terms until the next annual meeting of shareholders in 2007. The vote of the shareholders with regard to the election of Mr. Choksi as a director was 39,392,263 shares FOR and 10,996 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Desai as a director was 39,382,191 shares FOR and 21,068 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Donovan as a director was 39,400,165 shares FOR and 3,094 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Mrkonic as a director was 39,390,665 shares FOR and 12,594 shares WITHHELD. The vote of the shareholders with regard to the election of Mr. Raval as a director was 39,392,263 shares FOR and 10,996 shares WITHHELD. The vote of the shareholders with regard to the election of Ms. Sethi as a director was 39,387,863 shares FOR and 15,396 shares WITHHELD.

The Company's shareholders also considered three other matters at the annual meeting. The Company's shareholders approved the Company's Amended and Restated Stock Option and Incentive Plan ("SOIP") to update and increase the flexibility of the SOIP and extend its duration to June 1, 2016. The shareholder vote on the adoption of the SOIP was 31,149,491 shares FOR, 42,170 shares AGAINST, 1,867,616 shares ABSTAINED, and 6,343,982 shares as BROKER NON-VOTES. The Company's shareholders approved the Company's Amended and Restated Employe Stock Purchase Plan ("ESPP") to update and increase the flexibility of the ESPP and extend its duration to May 31, 2016. The shareholder vote on the adoption of the ESPP was 31,181,204 shares FOR, 10,457 shares AGAINST, 1,867,616 shares ABSTAINED, and 6,343,982 shares as BROKER NON-VOTES. Finally, the Company's shareholders ratified the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accounting firm for fiscal year 2006. The shareholder vote on ratification of the independent registered public accounting firm was 39,386,749 shares FOR, 9,618 shares AGAINST, 6,892 shares ABSTSAINED, and no BROKER NON-VOTES.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

Exhibit No.   Description
-----------   -----------
10.1          Amended and Restated Stock Option and Incentive Plan filed as an
              Exhibit to the Registrant's Current Report on Form 8-K dated June
              1, 2006 and incorporated herein by reference.

10.1 Amended and Restated Stock Purchase Plan filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

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

                                        SYNTEL, INC.


Date August 8, 2006                    /s/ Bharat Desai
                                        ----------------------------------------
                                        Bharat Desai, Chairman, President and
                                        Chief Executive Officer


Date August 8, 2006                    /s/ Arvind Godbole
                                        ----------------------------------------
                                        Arvind Godbole, Acting Chief Financial
                                        Officer

EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32            Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer.