Form 10-Q
period 2006-09-30
SYNTEL INC
filed 2006-11-06
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2006 or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from ____________ to _____________

Commission file number 000-22903

                                  SYNTEL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Michigan                                      38-2312018
----------------------------------                      ------------------
  (State or Other Jurisdiction of                         (IRS Employer
  Incorporation or Organization)                        Identification No.)

   525 E. Big Beaver Road, Suite 300, Troy, Michigan            48083
-----------------------------------------------------       ---------------
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

Yes [X] No [ ]

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated - Filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value: 41,084,720 shares issued and outstanding as of October 31, 2006.

                                  SYNTEL, INC.

                                      INDEX

                                                                                Page
                                                                                ----
Part I  Financial Information

        Item 1 Financial Statements
                   Condensed Consolidated Statements of Income                     3
                   Condensed Consolidated Balance Sheets                           4
                   Condensed Consolidated Statements of Cash Flows                 5
                   Notes to the Condensed Consolidated Financial Statements        6

        Item 2 Management's Discussion and Analysis of                            17
               Financial Condition and Results of Operations

        Item 3 Quantitative and Qualitative Disclosures about Market Risk         24

        Item 4 Controls and Procedures                                            25

Part II  Other Information                                                        26

Signatures                                                                        27

Exhibit - Certificate of  Chief Executive Officer                                 34

Exhibit - Certificate of  Chief  Financial Officer                                35

Exhibit - Certification of Chief Executive Officer and Chief Financial Officer    36

                          SYNTEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------  --------------------------
                                                 2006          2005          2006         2005
                                              ----------    -----------  ------------  ------------
Net Revenues                                  $   69,217    $    58,501  $    197,123  $    163,910

Cost of revenues                                  42,635         35,298       123,267        97,756
                                              ----------    -----------  ------------  ------------
GROSS PROFIT                                      26,582         23,203        73,856        66,154

Selling, general and administrative expenses      13,056         10,533        35,299        32,397
                                              ----------    -----------  ------------  ------------
Income from operations                            13,526         12,670        38,557        33,757

Other income, principally interest                 1,298            810         3,525         2,654
                                              ----------    -----------  ------------  ------------
Income before provision for income taxes          14,824         13,480        42,082        36,411

Provision for income taxes                           293          1,741         4,443         5,992
                                              ----------    -----------  ------------  ------------
NET INCOME                                    $   14,531    $    11,739  $     37,639  $     30,419
                                              ==========    ===========  ============  ============

Dividend per share                            $     1.31    $      0.06  $       1.43  $       1.68

EARNINGS PER SHARE :
Basic                                         $     0.36    $      0.29  $       0.92  $       0.75
Diluted                                       $     0.35    $      0.29  $       0.92  $       0.75

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic                                             40,865         40,576        40,783        40,487
Diluted                                           41,123         40,669        41,038        40,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  2006          2005
                                                                              -------------  ------------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                $      37,212  $     99,390
     Short term investments                                                          38,579        21,083
     Accounts receivable, net of allowances for doubtful accounts of $ 2,578
     and $ 2,575 at September 30, 2006 and December 31, 2005, respectively           40,491        27,907
     Revenue earned in excess of billings                                             9,052         8,366
     Deferred income taxes and other current assets                                  12,496        10,003

                                                                              -------------  ------------
          Total current assets                                                      137,830       166,749

Property and equipment                                                               62,869        54,690
     Less accumulated depreciation and amortization                                  29,223        25,504

                                                                              -------------  ------------

          Property and equipment, net                                                33,646        29,186

Goodwill                                                                                906           906

Deferred income taxes and other non current assets                                    2,291         1,320
                                                                              -------------  ------------
           TOTAL ASSETS                                                       $     174,673  $    198,161
                                                                              =============  ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
Current liabilities:
     Accounts payable                                                         $       5,088  $      6,890
     Accrued payroll and related costs                                               17,033        15,906
     Income taxes payable                                                             3,363         9,809
     Accrued liabilities                                                              7,720         7,446
     Deferred revenue                                                                 4,121         3,356
     Dividends payable                                                                2,442         2,476

                                                                              -------------  ------------
           Total current liabilities                                                 39,767        45,883

     SHAREHOLDERS' EQUITY
Total shareholders' equity                                                          134,906       152,278

                                                                              -------------  ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $     174,673  $    198,161
                                                                              =============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                           2006         2005
                                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $   37,639   $   30,419
      Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                       4,302        3,407
         Bad debt provisions / (credits)                                                         0          500
         Realized gains on sales of short term investments                                    (284)        (392)
         Deferred income taxes                                                               1,085        1,366
         Compensation expense related to restricted stock                                    1,366        1,273
         Share based compensation expense                                                      528            0
      Changes in assets and liabilities :
         Accounts receivable and revenue earned in excess of billings, net                 (11,965)     (10,003)
         Other current assets                                                               (4,709)      (3,609)
         Accrued payroll and other liabilities                                              (6,175)       6,423
         Deferred revenues                                                                  (1,087)      (1,586)

                                                                                        ----------   ----------
Net cash provided by operating activities                                                   20,700       27,798
                                                                                        ----------   ----------

CASH FLOWS  FROM  INVESTING ACTIVITIES:
         Property and equipment expenditures                                                (9,351)     (11,049)
         Purchase of short term investments :
              Investments in mutual funds                                                  (39,993)      (3,184)
              Investments in term deposits with banks                                      (56,953)      (4,416)
         Proceeds from sales of short term investments :
              Proceeds from sales of mutual funds                                           42,893       16,557
              Maturities of term deposits with banks                                        36,256       22,682
                                                                                        ----------   ----------
Net cash (used in) / provided by investing activities                                      (27,148)      20,590
                                                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                          1,604        2,527
         Common stock repurchases                                                                -         (676)
         Dividends paid                                                                    (58,632)     (68,446)
                                                                                        ----------   ----------
Net cash used in financing activities                                                      (57,028)     (66,595)
                                                                                        ----------   ----------

Effect of foreign currency exchange rate changes on cash                                     1,298         (343)
                                                                                        ----------   ----------
Change in cash and cash equivalents                                                        (62,178)     (18,550)

Cash and cash equivalents, beginning of period                                              99,390      109,142

                                                                                        ----------   ----------
Cash and cash equivalents, end of period                                                $   37,212   $   90,592
                                                                                        ==========   ==========

Non cash investing and financing activities:
Cash dividends declared but unpaid                                                      $    2,442   $    2,446
                                                                                        ==========   ==========
Cash paid for income taxes                                                              $   10,417   $    5,737
                                                                                        ==========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SYNTEL, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Syntel, Inc. (the "Company" or "Syntel") have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2006, the results of their operations for the three month and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The year end condensed balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

At September 30, 2006 and December 31, 2005, approximately $6.6 million and $60.8 million, respectively, represent corporate bonds and treasury notes held by JP Morgan Chase Bank NA, for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months ended September 30, 2006 and 2005 was as follows:

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                  ---------------------  ----------------------
                                    2006        2005       2006        2005
                                  ----------  ---------  ---------  -----------
                                      (in thousands)          (in thousands)
Net income                        $   14,531  $  11,739  $  37,639  $    30,419
Other comprehensive income
        - Unrealized gain (loss)         505        164      1,298          353
        - Foreign currency
          translation
          adjustments                     36       (439)    (1,460)      (1,098)
                                  ----------  ---------  ---------  -----------
Total comprehensive income        $   15,072  $  11,464  $  37,477  $    29,674
                                  ==========  =========  =========  ===========

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

The following table summarizes the movement in the Capital Structure from June 30, 2006

                                                                 NO. OF SHARES
PARTICULARS                                                      (IN THOUSANDS)
Balance as on June 30, 2006                                               40,839
ADD:
Shares issued on exercise of stock options and restricted stock               73
                                                                 ---------------
Balance as on September 30, 2006                                          40,912
                                                                 ===============

The following table sets forth the computation of earnings per share.

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                   2006                  2005
                                            --------------------  -------------------
                                            Weighted              Weighted
                                            Average    Earnings    Average   Earnings
                                             Shares   per Shares    Shares  per Share
                                            --------  ----------  --------  ---------
                                            (in thousands, except per share earnings)
Basic earnings per share                      40,865  $     0.36    40,576  $    0.29
Potential dilutive effect of stock options
outstanding                                      258       (0.01)       93          -
                                            --------  ----------  --------  ---------
DILUTED EARNINGS PER SHARE                    41,123  $     0.35    40,669  $    0.29
                                            ========  ==========  ========  =========

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                   2006                  2005
                                            --------------------  -------------------
                                            Weighted              Weighted
                                            Average    Earnings   Average    Earnings
                                             Shares   per Shares   Shares   per Share
                                            --------  ----------  --------  ---------
                                            (in thousands, except per share earnings)
Basic earnings per share                      40,783  $     0.92    40,487  $    0.75
Potential dilutive effect of stock options
outstanding                                      255           -       101          -
                                            --------  ----------  --------  ---------
DILUTED EARNINGS PER SHARE                    41,038  $     0.92    40,588  $    0.75
                                            ========  ==========  ========  =========

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

   -     Applications Outsourcing ;

   -     e-Business ;

   -     TeamSourcing; and

   -     Business Process Outsourcing ("BPO")

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three month and nine month periods ended September 30, 2006 and 2005 is as follows:

                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     ------------------  --------------------
                                       2006     2005       2006       2005
                                     --------  --------  ---------  ---------
                                       (in thousands)      (in thousands)
REVENUES:
     Applications Outsourcing        $ 49,394  $ 43,872  $ 142,433  $ 124,725
     e-Business                         9,929     7,946     27,885     22,687
    TeamSourcing                        4,235     4,727     13,460     12,279
     BPO                                5,659     1,956     13,345      4,219
                                     --------  --------  ---------  ---------
                                       69,217    58,501    197,123    163,910
                                     --------  --------  ---------  ---------
GROSS PROFIT:
     Applications Outsourcing          18,286    18,443     53,592     52,224
     e-Business                         3,149     2,253      7,336      7,547
    TeamSourcing                        1,760     1,286      4,937      3,596
     BPO                                3,387     1,221      7,991      2,787
                                     --------  --------  ---------  ---------
                                       26,582    23,203     73,856     66,154

Selling, general and administrative
expenses                               13,056    10,533     35,299     32,397
                                     --------  --------  ---------  ---------
Income from operations               $ 13,526  $ 12,670  $  38,557  $  33,757
                                     ========  ========  =========  =========

During the nine months ended September 30, 2006 and 2005, American Express Corp. contributed revenues in excess of 10% of total consolidated revenues. Revenue from this customer was $35.6 million during the nine months ended September 30, 2006, contributing approximately 18% of total consolidated revenues, as compared to $24.3 million during the nine months ended September 30, 2005, contributing approximately 14.8% of total consolidated revenues. At September 30, 2006 and December 31, 2005 accounts receivable, from this customer were $3.8 million and $1.1 million respectively.

10. GEOGRAPHIC INFORMATION

Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                             --------------------   ---------------------
                                                               2006        2005        2006       2005
                                                             ---------   --------   ---------   ---------
                                                               (in thousands)           (in thousands)
NET REVENUES
     North America, primarily United States                  $  65,967   $ 52,542   $ 188,558   $ 147,029
     India                                                      34,641     29,880      98,252      84,313
     UK                                                          3,186      3,138       8,341       9,612
     Far East, primarily Singapore                               1,375        592       3,107       1,352
     Germany                                                        85        439         538       1,270
     Inter-company revenue elimination (primarily India)       (36,037)   (28,090)   (101,673)     (79666)
                                                             ---------   --------   ---------   ---------
                                              TOTAL REVENUE     69,217     58,501     197,123     163,910
                                                             =========   ========   =========   =========
NET INCOME/(LOSS)
     North America, primarily United States                      5,369      4,188      10,775       9,142
     India                                                       9,449      6,755      26,340      19,779
     UK                                                            245        506       1,058       1,516
     Far East, primarily Singapore                                (402)        84        (379)        124
     Germany                                                      (130)       206        (155)       (142)
                                                             ---------   --------   ---------   ---------
                           INCOME/(LOSS) AFTER INCOME TAXES  $  14,531   $ 11,739   $  37,639   $  30,419
                                                             =========   ========   =========   =========

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company's overall effective tax rate :

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                               ------------------------    ----------------------
                                                 2006           2005          2006         2005
                                               ---------     ----------    ---------    ---------
                                                    (in thousands)            (in thousands)
Income before income taxes                     $  14,824     $   13,480    $  42,082    $  36,411

Statutory provision                                 35.0%          35.0%        35.0%        35.0%
State taxes, net of federal benefit                  1.1%           1.3%         1.1%         1.3%
Tax-free investment income                          (0.7%)          0.0%        (0.7%)       (0.2%)
Foreign effective tax rates different from US
 statutory rate                                    (33.4.%)       (23.4%)      (24.8%)      (19.6%)
                                               ---------     ----------    ---------    ---------
EFFECTIVE INCOME TAX RATE                            2.0%          12.9%        10.6%        16.5%
                                               =========     ==========    =========    =========

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended September 30, 2006 and September 30, 2005, the effective income tax rate was 2% and 12.9% respectively. During the nine months ended September 30, 2006 and September 30, 2005, the effective income tax rate was 10.6% and 16.5% respectively. The tax rates for the three months and nine months ended September 30, 2006 is impacted by reversal of tax reserve of $2.0 million. The tax rates for the three months and nine months ended September 30, 2005 were impacted by the reversal of a tax reserve of $2.6 million and a provision for valuation allowance of $1.7 million attributable to certain deferred tax benefits, on the write-off of certain investments in 2001, which are not expected to be materialized.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.46 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96 to 1997-98 and 1999-2000 to 2001-02, which support Syntel India's position in this matter.

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

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating $4.32 million for the financial years 2001-02 and 2002-03, against which Syntel India has filed an appeal with the Commissioner of Income Tax (Appeals). The contention of Syntel India was partially upheld by the Commissioner of Income Tax (Appeals) for the financial year 2001-02. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income tax department has filed further appeal against the relief granted to Syntel India by the Commissioner of Income Tax (Appeals). The appeal for the financial year 2002-03 is not yet decided. Syntel India has obtained opinions from independent legal counsels, which support Syntel India's position in this matter.

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

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel India, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of June 30, 2006, the Company had fully invested proceeds from these cash dividends towards permitted investments under the Act.

If the Company determines to repatriate all undistributed repatriable earnings of controlled foreign corporations as of September 30, 2006, the Company would have accrued taxes of approximately $44.5 million.

12. STOCK BASED COMPENSATION

SHARE BASED COMPENSATION:

The Company originally established a Stock Option and Incentive Plan in 1997 (the "1997 Plan"). On June 1, 2006 the Company adopted the Ammended and Restated Stock Option and Incentive Plan (the "Stock Option Plan") which amended and extended the 1997 Plan. Under the plans, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under Stock Option Plan are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options.

The shares issued upon the exercise of the options are generally new share issues. In some instances the shares are issued out of treasury stock purchased from the market.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0.97 million and $1.89 million including charge for restricted stock.

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

On different dates during the year ended December 31, 2005 and nine months ended September 30, 2006 the Company issued 54,806 and 14,036 shares respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the quarter ended September 30, 2006 the Company issued another 54,500 shares of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

During the quarter ended September 30, 2006 the Company issued 142,500 shares of performance restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of 5 years (at each anniversary) in equal installments, subject to meeting the above pre-defined criterias of overall annual performance and achievement of the long term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achievement of the overall annual performance in the given year. However the stock linked to the achievement of the long term goal would roll over into a common pool and would lapse only on the non-achievement of the long term goal on or prior to the end of fiscal year 2012.

Based upon the market value on the grant dates, the Company recorded $5.84 million during the three months ended June 30, 2004, $0.89 million during the year ended December 31, 2005 and $0.01 million during the nine months ended September 30, 2006 of unearned compensation included as a separate component of shareholders' equity to be expensed over the service period on a straight line basis. During the three months ended September 30, 2006 and 2005 the Company reversed $0.0 million and $0.25 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.51 million and $0.32 million, respectively as compensation cost on account of these stock grants and during the nine months ended September 30, 2006 and 2005, the Company reversed $0.14 million and $1.03 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.94 million and $0.81 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended September 30, 2006 and 2005, the Company recorded $0.39 million and $0.02 million, respectively, and during the nine months ended September 30, 2006 and 2005, the Company recorded $0.41 million and $0.46 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the year ended December 31, 2005 and nine months ended September 30, 2006, the dividend will be accrued and paid subject to the same restriction as the restriction on transferability.

IMPACT OF THE ADOPTION OF FAS 123(R)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine months ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine months ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation (including impact of restricted stock) for the nine months ended September 30, 2006 was as follows (in thousands):

Cost of revenues                              $   783
Selling, general and administrative expenses    1,111
                                              -------
                                              $ 1,894
                                              =======

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2006 and 2005, was $ 0.56 million and $
0.15 million, respectively and for the nine months ended September 30, 2006 and 2005, the same was $ 1.23 million and $ 1.92 million, respectively. New shares were issued for all options exercised during the nine months ended September 30, 2006. Prior to the adoption of FAS 123(R), the intrinsic value of restricted stock were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

As of September 30, 2006, the estimated compensation cost of non-vested options (excluding restricted stock) is $ 0.18 million to be vested mainly over the next two years.

VALUATION ASSUMPTIONS

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

                              THREE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------
                                      2006      2005
                                      -----     -----
Assumptions
     Risk free interest rate           4.53%     4.19%
     Expected life                     5.00      5.00
     Expected volatility              47.81%    69.01%
     Expected dividend yield           6.80%     8.93%

Our computation of expected volatility for the nine months ended September 30, 2006 is based on a combination of historical volatility from exercised options on our stock. Prior to 2006 also, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

SHARE-BASED PAYMENT AWARD ACTIVITY

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2006 (in thousands, except per share amounts):

                                                                          WEIGHTED AVERAGE
                                                           WEIGHTED          REMAINING         AGGREGATE
                                                           AVERAGE        CONTRACTUAL TERM     INTRINSIC
                                             SHARES     EXERCISE PRICE       (IN YEARS)          VALUE
                                             -------    --------------    ----------------    -----------
Outstanding at January 1, 2006               438,251    $        12.28
   Granted                                        --                --
   Exercised                                 134,905              9.12
   Forfeited                                  32,700             23.45
   Expired / Cancelled                        31,036             10.01
                                             -------    --------------
OUTSTANDING AT SEPTEMBER 30, 2006            239,610    $        12.67         5.25           $ 2,292,662
                                             -------    --------------         ----           -----------
OPTIONS EXERCISABLE AT SEPTEMBER 30, 2006    196,110    $        11.28         4.89           $ 2,117,392
                                             -------    --------------         ----           -----------

The weighted average grant-date fair value of options granted as of September 30, 2006 and 2005 was $3.53 and $3.21 respectively. The agregate intrinsic value of options exercised as on September 30, 2006 was $7.30 and fair value of shares vested and outstanding as on September 30, 2006 $4.66.

PRO FORMA INFORMATION FOR PERIODS PRIOR TO THE ADOPTION OF FAS 123(R)

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three and nine months ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

                                                                THREE MONTHS    NINE MONTHS
                                                                    ENDED         ENDED
                                                                  SEPTEMBER      SEPTEMBER
                                                                   30, 2005       30, 2005
                                                                ------------    -----------
NET INCOME
    As reported                                                 $     11,739    $    30,419
    Stock based Compensation expense recognized in statement
     of income, net of tax                                               290          1,111
    Stock based compensation expense determined under the
     fair value method, net of tax                                      (327)        (1,419)
                                                                ------------    -----------
PRO FORMA NET INCOME                                            $     11,702    $    30,111
                                                                ------------    -----------

EARNINGS PER SHARE, PRO FORMA
    Basic earnings per share                                    $       0.29    $      0.74
    Diluted earnings per share                                  $       0.29    $      0.74

EARNINGS PER SHARE AS REPORTED
    Basic earnings per share                                    $       0.29    $      0.75
    Diluted earnings per share                                  $       0.29    $      0.75

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                             40,576         40,487
    Diluted                                                           40,669         40,588

13. PROVISION FOR UNUTILIZED LEAVE

During the year ended December 31, 2005 Syntel India changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 150 days to 60 days. The balance exceeding maximum permissible accumulation is compulsorily encashed at basic salary. Accordingly an amount of $0.51 million was paid at basic salary and $1.14 million was reversed being the difference between the basic salary and gross compensation rates.

The gross charge for unutilized earned leave was $0.29 million and $0.41 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $1.45 million and $1.23 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

The amounts accrued for unutilized earned leave are $4.81 million and $3.70 million as of September 30, 2006 and December 31, 2005, respectively, and are included within 'Accrued payroll and related costs'.

14. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended September 30, 2006 increased to $69.2 million from $58.5 million in the three months ended September 30, 2005, representing a 18.3% increase. The Company's verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence have started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of September 30, 2006 increased by 33% to 5,130 employees as compared to 3,847 employees as of September 30, 2005. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of September 30, 2006, the Company had approximately 71.3% of its billable workforce in India as compared to 64.2% as of September 30, 2005. The Company's top five customers accounted for 51.1% of the total revenues in the three months ended September 30, 2006, up from 44.5% of its total revenues in the three months ended September 30, 2005. Moreover, the Company's top 10 customers accounted for 70.7% of the total revenues in the three months ended September 30, 2006 as compared to 64.4% in the three months ended September 30, 2005.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased to $49.4 million for the three months ended September 30, 2006, or 71.4% of total revenues, from $43.9 million, or 75% of total revenues for the three months ended September 30, 2005. The $5.5 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $22.1 million, largely offset by $16.6 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2006 increased to $142.4 million, or 72.3% of total revenues, from $124.7 million or 76.1% of total revenues for the nine months ended September 30, 2005. The $17.7 million increase for nine months ended September 30, 2006 was attributable principally to revenues from new engagements contributing $65.4 million largely offset by $47.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 63.0% of total Applications Outsourcing revenues for the three months ended September 30, 2006, from 58.0% for the three months ended September 30, 2005. The 5.0 percentage point increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2006 was attributable primarily, to offshore wage increases, cost related to a special dividend of $1.25 per share on restricted stock of $0.12 million and increased offshore headcount. Cost of revenues for the nine months ended September 30, 2006 increased to 62.4% of total Applications Outsourcing revenues, from 58.1% for the nine months ended September 30, 2005. The 4.3 percentage point increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2006 was attributable primarily to onsite wage increases effective January 2006, offshore wage increases effective April 2006, visa filing expenses, cost related to FAS123 (R), cost related to a special dividend of $1.25 per share on restricted stock of $0.12 million and increased offshore headcount.

E-BUSINESS REVENUES. e-Business revenues increased to $9.9 million for the three months ended September 30, 2006, or 14.3% of total revenues, from $7.9 million, or 13.6% of revenues for the three months ended September 30, 2005. The $2.0 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $4.1 million largely offset by $2.1 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2006 increased to $27.9 million, or 14.1% of total revenues, from $22.7 million or 13.8% of total revenues for the nine months ended September 30, 2005. The $5.2 million increase for nine months ended September 30, 2006 was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $8.7 million largely offset by $3.5 million in lost revenues as a result of project completion.

E-BUSINESS COST OF REVENUES. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. e-Business cost of revenues decreased to 68.3% of total e-Business revenues for the three months ended September 30, 2006, from 71.6% for the three months ended September 30, 2005. The 3.3 percentage point decrease in cost of revenues as a percent of revenues for the three months ended September 30, 2006 is principally attributable to increase in e-business revenue by 2 million during three months ended September 30, as compared to three months ended September 30,2005 partly offset by increase in offshore wages, cost related to FAS 123(R) and cost related to a special dividend of $1.25 per share on restricted stock of $0.05 million. Cost of revenues for the nine months ended September 30, 2006 increased to 73.7% of total e-business revenues, from 66.7% for the nine months ended September 30, 2005. The 7.0 percentage point increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2006 was attributable primarily to onsite wage increases effective January 2006, offshore wage increase effective April 2006, visa filing expenses, cost related to FAS123 (R), cost related to a special dividend of $1.25 per share on restricted stock of $0.05 million and increased offshore headcount.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased to $4.2 million for the three months ended September 30, 2006, or 6.1% of total revenues, from 4.7 million, or 8.1% of total revenues for the three months ended September 30, 2005. The $0.5 million decrease was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal which helps clients of Syntel with their supplemental staffing requirements contributing $2.2 million offset by $2.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2006 increased to $13.5 million, or 6.8% of total revenues, from $12.3 million or 7.5% of total revenues for the nine months ended September 30, 2005. The $1.2 million increase for nine months ended September 30, 2006 was attributable principally to revenues from new engagements and revenue from the SkillBay web portal contributing $6.0 million largely offset by $4.8 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder's fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 58.4% of TeamSourcing revenues for the three months ended September 30, 2006, from 72.8% for the three months ended September 30, 2005. Cost of revenues for the nine months ended September 30, 2006 decreased to 63.3% of total TeamSourcing revenues, from 70.7% for the nine months ended September 30, 2005. This decrease in cost of revenues, as a percent of total TeamSourcing revenues, for both periods was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.

BPO REVENUES. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $5.7 million or 8.2% of total revenues for the three months ended September 30, 2006 as against $1.9 million or 3.3% for the three months ended September 30, 2005. The $3.8 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects. The revenues for the nine months ended September 30, 2006 increased to $13.3 million, or 6.8% of the total revenues, from $4.2 million, or 2.6% of the total revenues for the nine months ended September 30, 2005. The $9.1 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $9.4 million partially offset by $0.3 million in lost revenues as a result of project completion.

BPO COST OF REVENUES. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2006 increased to 40.1% of BPO revenues from 37.6% for the three months ended September 30, 2005. Cost of revenues for the nine months ended September 30, 2006 increased to 40.1% of BPO revenues, from 33.9% for the nine months ended September 30, 2005. Both the 2.5% and 6.2% increase in cost of revenues, as a percent of total BPO revenues, was attributable primarily to increased billable headcount due to increased operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company's global development centers and other offices. Selling, general, and administrative costs for the three months ended September 30, 2006 were $13.1 million or 18.9% of total revenues, compared to $10.5 million or 18.0% of total revenues for the three months ended September 30, 2005.

The 0.9 percentage point increase is primarily due to increases in revenue, three specific charges, and increases in certain costs in the three months ended September 30, 2006 as against the three months ended September 30, 2005. The increase in revenue has resulted in an approximately 2.8 percentage point decrease. Selling, general and administrative costs for the three months ended September 30, 2006 include a one time provision for a claim payable to a customer of $0.4 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million. Combined, these three items account for 1.2 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include increase in travel of $0.2 million, depreciation of $0.5 million rent of $0.6 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.1 million, office expenses of $0.8 million and professional expenses of $0.2 million partially offset by decrease in legal fees of $0.1 million and provision for doubtful debts of $0.5 million, which has resulted in an approximately 2.5 percentage point increase.

Selling, general, and administrative costs for the nine months ended September 30, 2006 were $35.3 million or 17.9% of total revenues, compared to $32.4 million or 19.8% of total revenues for the nine months ended September 30, 2005.

Selling, general and administrative costs for the nine months ended September 30, 2006 include a one time legal expense related to settlement fees of $0.6 million, provision for doubtful debts of $0.1 million, provision for a claim payable to a customer of $0.4 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million.

Selling, general, and administrative costs for the nine months ended September 30, 2005 include a one time special performance based incentive program for sales teams of $0.4 million and compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million.

In addition to the above described items, the 1.9 percentage point decrease is primarily due to increases in revenue and increases in certain costs in the nine months ended September 30, 2006 as against the nine months ended September 30, 2005. The increase in revenue has resulted in an approximately 3.4 percentage point decrease. Cost increases include increase in travel of $0.2 million, depreciation of $0.7 million, rent of $1.4 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.3 million, office expenses of $1.5 million and professional expenses of $0.2 million partially offset by decrease in compensation cost of $1.2 million, marketing cost of $0.2 million and consultancy fees of $0.6 million, which has resulted in an approximately 1.5 percentage point increase.

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

The provision for income tax contingencies no longer required for any particular tax year is credited to the current period's income tax expenses. During the three months ended September 30, 2006 and September 30, 2005, the effective income tax rate was 2.0% and 12.9% respectively. During the nine months ended September 30, 2006 and September 30, 2005, the effective income tax rate was 10.6% and 16.5% respectively. The tax rates for the three months and nine months ended September 30, 2006 is impacted by reversal of tax reserve of $2.0 million. The tax rates for the three months and nine months ended September 30, 2005 were impacted by the reversal of a tax reserve of $2.6 million and a provision for valuation allowance of $1.7 million attributable to certain deferred tax benefits, on the write-off of certain investments in 2001, which are not expected to be materialized.

FINANCIAL POSITION

CASH AND CASH EQUIVALENTS : Cash and Cash equivalents reduced from $99.4 million to $37.2 million primarily due to the payment during the three months ended September 30, 2006 of a special dividend of $1.25 per share amounting to $51.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $20.7 million for the nine months ended September 30, 2006, compared to $27.8 million for the nine months ended September 30, 2005. The number of days sales outstanding in net accounts receivable was approximately 64 days and 65 days as of September 30, 2006 and September 30, 2005, respectively. The decrease in the number of day's sales outstanding in net accounts receivable was due to increased collections.

Net cash used in investing activities was $27.1 million for the nine months ended September 30, 2006, consisting principally of $96.9 million for the purchase of short term investments and $9.3 million of capital expenditures consisting principally of capital work in progress, including capital advances towards construction of a Global Development Center at Pune, India, PCs and communications equipment, partially offset by the sale of short term investments of $79.1 million. Net cash provided by investing activities was $20.6 million for the nine months ended September 30, 2005, consisting principally of $39.2 million for the sale of short term investments partially offset by $11 million of capital expenditures and the purchase of short term investments of $7.6 million.

Net cash used in financing activities was $57.0 million for the nine months ended September 30, 2006, consisting principally of $58.6 million in dividends paid out partially offset by $1.6 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan. Net cash used in financing activities was $66.6 million for the nine months ended September 30, 2005, consisting principally of $68.4 million in dividends paid out and $0.7 million in common stock repurchases, partially offset by $2.5 million of proceeds from the issuance of shares under the Company's employee stock option plan and employee stock purchase plan.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit has been renewed and amended and now expires on August 31, 2007. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at September 30, 2006 and 2005.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2006 and 2005, revenues from time and material contracts constituted 58% and 51% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2006 and 2005, revenues from fixed price application management and support engagements constituted 26% and 29% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2006 and 2005, revenues from fixed price development contracts constituted 16% and 20% of total revenues, respectively.

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

During the three months ended September 30, 2006 and September 30, 2005, the effective income tax rate was 2% and 12.9%, respectively.

ACCRUALS FOR LEGAL EXPENSES AND EXPOSURES. The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability.

UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any; the adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact; SFAS 157 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

In September 2006, FASB issued Statement No. 158 (SFAS 158) Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact; SFAS 158 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

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

      INTEREST RATE RISK

      The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes Company's cash and cash equivalents and short term investments:

                            SEPTEMBER 30,   DECEMBER 31,
                                2006            2005
                            -------------   ------------
                                  (in thousands)
ASSETS
Cash and cash equivalents   $      37,212   $     99,390
Short term Investments             38,579         21,083
                            -------------   ------------
TOTAL                       $      75,791   $    120,473
                            =============   ============

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

      During the three months ended September 30, 2006, the Indian rupee has depreciated, against U.S. dollar, by 1% as compared to the three months ended June 30, 2006. The impact of this rupee depreciation positively impacted the Company's gross margin by 18 basis points, operating income by 24 basis points and net income by 24 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 28% and 33%, respectively, which did not have a material impact on the operating results of the company.

      Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2006 as well as mirror certifications from senior management, the Company's Chairman, President and Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange
Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Acting CFO have concluded that as of September 30, 2006 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and Acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in the Company's risk factors as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

Exhibit No.     Description
10.1          Form of Restricted Stock Grant Agreement.

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

                                        SYNTEL, INC.

Date : November 6, 2006               /s/ Bharat Desai
                                  ----------------------------------------------
                                  Bharat Desai, Chairman, President and
                                  Chief Executive Officer

Date : November 6, 2006               /s/ Arvind Godbole
                                  ----------------------------------------------
                                  Arvind Godbole, Acting Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

Exhibit No.   Description
10.1          Form of Restricted Stock Grant Agreement

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32            Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer.