Form 10-K
period 2006-12-31
SYNTEL INC
filed 2007-03-15
CIK 1040426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
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

       Registrant's telephone number, including area code: (248) 619-2800

Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                        Name of Exchange on Which Registered
      --------------                        ------------------------------------
Common Stock, no par value                      The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                Yes       No  X
                                                                    ---      ---

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                                                Yes       No  X
                                                                    ---      ---

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

                                                                Yes  X    No
                                                                    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer
                        ---                     ---                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                Yes       No  X
                                                                    ---      ---

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2006, based on the last sale price of $20.46 per share for the Common Stock on The NASDAQ National Market on such date, was approximately $168,178,000.

As of March 2, 2007, the Registrant had 41,110,727 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on or about May 25, 2007 are incorporated by reference into Part III hereof.

                                  SYNTEL INC.

                                   FORM 10-K

                                     INDEX

PART I
   ITEM 1.  BUSINESS
   ITEM 1A. RISK FACTORS
   ITEM 1B. UNRESOLVED STAFF COMMENTS
   ITEM 2.  PROPERTIES
   ITEM 3.  LEGAL PROCEEDINGS
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES
   ITEM 6.  SELECTED FINANCIAL DATA
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE
   ITEM 9A. CONTROLS AND PROCEDURES
   ITEM 9B. OTHER INFORMATION

PART III

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
   ITEM 11. EXECUTIVE COMPENSATION
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED SHAREHOLDER MATTERS
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            SIGNATURES

                                     PART I

ITEM 1. BUSINESS.

References herein to the "Company" or "Syntel" refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures about Market Risk, contains statements that could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as "could", "expects", "may", "anticipates", "believes", "estimates", "plans", and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include those listed under "Item 1A. Risk Factors" and elsewhere in this Form 10-K, including the following:

     -    Recruitment and Retention of IT Professionals

     -    Government Regulation of Immigration

     -    Customer Concentration; Risk of Termination

     -    Exposure to Political and Regulatory Conditions in India

     -    Wage pressures in India

     -    Ability to Repatriate Earnings

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

     -    Telecom/Infrastructure Issues

     -    New Facilities

     -    Stock Option Accounting

     -    Terrorist Activity, War or Natural Disasters

     -    Instability and Currency Fluctuations

     -    Risks Related to Possible Acquisitions

     -    Variability of Quarterly Operating Results

For a more detailed discussion of certain of the risks associated with the Company's business, see "Item 1A. Risk Factors" in this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a worldwide provider of information technology and Business Process Outsourcing (BPO) services to Global 2000 companies. The Company's service offerings are grouped into four segments: Applications Outsourcing, e-Business, Business Process Outsourcing (BPO) and TeamSourcing(R). Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. e-Business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) services. BPO consists of high-value, customized outsourcing solutions that enhance critical back-office outsourced solutions such as transaction processing, loan servicing, retirement processing, and collections and payment processing. Syntel's primary BPO focus is in the financial services, healthcare and insurance sectors. TeamSourcing consists of professional Information Technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Model, a corporate culture focused on customer-service, responsiveness and its own internally-developed "intellectual capital", which is based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

Through Applications Outsourcing, Syntel provides high-value applications management services for ongoing management, development and maintenance of customers' business applications. Syntel assumes responsibility for and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the customer's business process knowledge in order to develop and deliver services specifically tailored for that customer. In 2006, 2005 and 2004, Applications Outsourcing services accounted for approximately 72%, 76%, and 76% of total consolidated revenues, respectively.

Through its e-Business practices, Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management (CRM) services, which involve software solutions that put Syntel's customers in closer touch with their own customers. Additionally, Syntel has entered into several alliances with leading software firms and IT application software infrastructure providers, including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, Hewllet-Packard, IBM, Informatica, Microstrategy, Oracle, SAP, Serden Technologies, and TIBCO, among others. These partnerships will provide the Company with increased opportunities for market penetration. In 2006, 2005 and 2004, e-Business accounted for approximately 14%, 14% and 16% of total consolidated revenues, respectively.

Syntel seeks to provide high-value BPO solutions to its customers, as opposed to low-value, capital-intensive voice-based BPO services. Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon(TM) to assist with strategic assessments of business processes, identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. BPO accounted for approximately 8%, 3% and 1% of the total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 6%, 7%, and 7% of the total revenues, for the years ended December 31, 2006, 2005 and 2004, respectively.

The information set forth under Note 15 "Segment Reporting" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

The Company's Global Delivery Service provides Syntel with flexibility to deliver to each customer a unique mix of services on-site at the customer's location, off-site at the Company's U.S. locations and offshore at Global Development Centers in Mumbai, Chennai and Pune, India. The benefits to the customer from this customized service approach include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week and cost-effectiveness. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world largely unconstrained by geography, time zones or cultures.

Syntel provides its services to a broad range of Global 2000 companies in the financial services, healthcare, insurance, automotive, retail, and other industries. During 2006 the Company provided services to 81 customers, principally in the U.S. including American Express, State Street Bank, Daimler Chrysler, Humana Inc, and Allstate Insurance. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and enable it to expand its roles with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are also important decision factors in the Company being chosen as a preferred vendor. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. Recently, the Company has focused on increasing its resources in the development, marketing and sales of its Applications Outsourcing, BPO, e-Business, and TeamSourcing services to expand its customer base.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2006, Syntel's worldwide billable headcount consisted of 5,499 consultants providing professional services to Syntel's customers.

The information set forth under Note 16 "Geographic Information" to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Increasing globalization, rapid adoption of the Internet as a business tool and technological innovation are creating an increasingly competitive business environment that is requiring companies to fundamentally change their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To effect these changes and adequately address these needs, companies are focusing on their core competencies and on cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively. As a result, designing, developing, and implementing advanced technology solutions are key priorities for the majority of corporations. In addition, the development and maintenance of new IT applications continues to be a high priority. This type of work requires highly skilled individuals trained in diverse technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize their fixed costs and reduce workforces. The Company believes that many organizations are concluding that using outside specialists to address their advanced technology and ongoing IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

Demand for IT services has grown significantly as companies seek ways to outsource not only specific projects for the design, development and integration of new technologies, but also ongoing management, development and maintenance of existing IT systems.

The Company believes that outsourcing the ongoing management, development and maintenance of IT applications is becoming increasingly critical to business enterprises. The difficulties of IT planning, budgeting and execution in the face of technological innovations and uncertainties, the focus on cost cutting, and a growing shortage of skilled personnel are driving senior corporate management to strategically pursue outsourcing of critical internal IT functions. Organizations are seeking an experienced IT services outsourcing provider that not only has the expertise and knowledge to address the complexities of rapidly changing technologies, but also possesses the capability to understand and automate the business processes and knowledge base of the organization. In addition, the IT provider must be able to develop customized solutions to problems unique to the organization. This involves maintaining a combination of on-site, off-site and offshore professionals who know the customer's IT processes, providing access to a wide range of expertise and best practices, providing responsiveness and accountability to allow internal IT departments to meet organization goals, and providing low cost, value-added services to stay within the organization's IT budget constraints.

In today's environment, large organizations are increasingly finding that full facilities management outsourcing providers who own and manage an organization's entire IT function do not permit the organization to retain control over, or permit flexible reallocation of, its IT resources.

According to International Data Corporation (IDC), the IT services market was $446 billion in 2005 and is projected to grow at a 5.8% annual growth rate from 2006 to 2010. The 2005 NASSCOM -Mc-Kinsey report estimates that the offshore IT service industry will grow at a 24.4% compound annual growth rate from $18.4 billion in fiscal 2005 to $55.0 billion in fiscal 2010. The report estimates that India-based companies accounted for 65% of revenues in fiscal 2005 and that India will retain its dominant position as the most favored offshore IT services destination for the foreseeable future.

With the success businesses are having with outsourcing their IT services work, many have begun exploring BPO. According to IDC, the global outsourcing market was $384.5 billion in 2005 and is projected to grow at a 10.0% compound annual growth rate from 2005 through 2010 to $617.9 billion. Demand for offshore BPO services has also grown substantially in recent years. The NASSCOM -Mc-Kinsey report estimates that the offshore BPO industry will grow at a 37.0% compound annual growth rate from $11.4 billion in fiscal 2005 to $55.0 billion in fiscal 2010. The report identifies the banking and insurance industries as representing 50% of the potential offshore BPO market and estimates that providers have captured less than 10% of the total opportunity, even in industries that began outsourcing processes early on, such as insurance (life, health and property and casualty) and retail banking (including deposits and lending, credit cards, mortgages and loans). The report estimates that India based companies accounted for 46% of offshore BPO revenue in fiscal 2005 and that India will retain its dominant position as the most favored offshore IT services destination for the foreseeable future.

COMPETITIVE ADVANTAGES

Syntel has developed mature processes to handle large, complex assignments and more efficiently deliver higher quality IT and BPO solutions through a global delivery model. Management believes that Syntel's global delivery model, vertical domain expertise, focus on customer service and end-to-end products are key competitive advantages.

GLOBAL DELIVERY SERVICE Syntel performs its services on-site at the customer's location, off-site at Syntel's U.S. locations and offshore at its Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its

Global Delivery Service, the Company currently has three Global Development Centers located in Mumbai, India; Pune, India; and Chennai, India. The Company also has a Support Center located in Cary, North Carolina. The Mumbai Global development centers employed, including onsite deputations outside Mumbai, 3,737 persons as of December 31, 2006 and have a capacity of approximately 3,505 people. The Pune Global development centers employed 1,507 people and have a capacity of approximately 1,887 people. The Chennai Global development centers employed 1,423 as of December 31, 2006 and have a capacity of approximately 1,513 people.

In August 2006, the Company completed Phase One of a state-of-the-art development and training campus in Pune, which included an office building with 950 seats, a food court and hotel. When fully completed, the facility will cover over 1 million square feet and accommodate 9,000 employees. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired additional 37 acres of land that is adjacent to this campus. It has also acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone by the government of India.

TRUSTED BUSINESS PARTNER. The Syntel corporate culture reflects a "Customer for Life" philosophy, which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel's high rate of repeat business. At engagement initiation, Syntel's services are typically based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer's business processes, IT applications and industry, Syntel gains a competitive advantage to perform additional higher-value IT services for that customer.

DEEP INDUSTRY EXPERTISE. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel Combines deep industry knowledge with an understanding of its client's needs and technologies to provide high value, high quality services. Syntel's industry expertise can be leveraged to assist other clients in the same industry, thereby improving quality and the value of its services. The Company domain expertise extends to multiple verticals, with particular strength in financial services, insurance, and healthcare. For the year ended December 31, 2006 the Company's breakdown by industry vertical for financial services, healthcare, insurance, auto, retail and other was 43%, 17%, 18%, 10%, 3% and 9% respectively.

DEPTH AND BREADTH OF SERVICE OFFERINGS. The Company provides a comprehensive range of IT services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, BPO and testing services. Syntel's knowledge and experience spans multiple computing platforms and technologies, which enable us to address a range of business needs and to function as a virtual extension of its clients' IT departments. The Company offers a broad spectrum of services in select industry sectors, which it leverages to capitalize on opportunities.

PROVEN INTELLECTUAL CAPITAL. Over its 27-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers' information systems. The Company believes that its intellectual capital is an important part of its competitive advantage. The Company benefits from its own experience in transitioning from a 100% onshore service provider to a majority offshore-centric service provider. The Company employs a team of professionals whose mission is to develop and formalize Syntel's "intellectual capital" for use by the entire Syntel organization. This "intellectual capital" of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as internet/intranet applications, client/server applications, object-oriented software, e-commerce and data warehousing technology. Through these efforts, the Company becomes more valuable to the customer and is often able to expand the scope of its working to existing customers.

FIXED-PRICED AND FIXED-TIME FRAME. Syntel has historically performed approximately half of its services on a fixed-price, fixed time-frame basis, which the Company believes aligns its objectives with those of its clients. The Company delivers solutions for both enterprise-wide and departmental initiatives on a fixed-price and fixed time-frame basis using its proprietary tools and methodologies. The Company believes its ability to offer fixed-price and fixed time-frame process, is an important competitive differentiator that allows the Company and its clients to better understand clients' business needs, and to design, develop, integrate and implement solutions that address those needs.

BUSINESS STRATEGY

The Company's objective is to become a strategic partner with its customers in managing the full IT/BPO services lifecycle by utilizing its Global Delivery Model, intellectual capital and customer service orientation. The Company plans to continue to pursue the following strategies to achieve this objective:

LEVERAGE GLOBAL DELIVERY MODEL. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice IT solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Delivery Service and the Company's worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their IT demands increase. The Company continues to expand the capacity of its Global Development Centers worldwide. The Company has made a significant migration of resources to offshore development locations. Measured by billable headcount, approximately 73% of services were delivered from offshore centers as of December 31, 2006 versus 52% as of December 31, 2003.

CONTINUE TO GROW APPLICATIONS OUTSOURCING SERVICES. Through Applications Outsourcing, the Company markets its higher value applications management services for ongoing applications management, development and maintenance. In recent years, the Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing and e-Business services, including the hiring of additional sales people and senior managers, redirecting personnel experienced in the sale of higher value contracts, developing proprietary methodologies, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal.

CAPITALIZE ON EXISTING CAPABILITIES IN THE HIGH GROWTH BPO MARKET. The Company will grow its expertise in the area of value-added BPO solutions, primarily in the areas of financial services and insurance. By leveraging a mature Global Delivery Model and domain expertise, the Company is able to deliver process improvements as well as provide competitively priced BPO solutions. In addition to offering its existing BPO solutions, the Company also expects to build on its solution set to capitalize on additional opportunities.

EXPAND CUSTOMER BASE AND ROLE WITH CURRENT CUSTOMERS. The Company's emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, healthcare, insurance, automotive, retail, and other industries, as well as to government entities. With the expansion of the Company's Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (1) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (2) trains employees and new recruits through both computer based training and its four training centers, one of which is located in the U.S. and three of which are located in India, and (3) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company's ability to efficiently expand its professional IT staff in response to customer needs. The Company believes that its recent investment in Pune, India campus has positively impacted its ability to attract and retain high quality talent.

PURSUE SELECTIVE PARTNERSHIP OPPORTUNITIES. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms, including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, Hewlett-Packard, IBM, Informatica, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others. The alliances provide a strong software implementation strategy for the customer, combining the partner's software with Syntel's extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (1) technology employed; (2) projected product lifecycles;
(3) size of the potential market; (4) software integration requirements of the product; and (5) the reputation of the potential partner.

SERVICES OFFERINGS

Syntel provides a broad range of IT services through its Applications Outsourcing, e-Business, BPO, and TeamSourcing service offerings.

Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance and platform migration services. Through its e-Business practices, the Company provides advanced technology services in the areas of Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, Enterprise Applications, Integration
(EAI) and Enterprise Resource Planning (ERP) software package implementation.

Through its BPO offerings, the Company provides a host of outsourced solutions for business processes.

Through TeamSourcing, the Company provides professional IT consulting services. During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing, e-Business, and BPO services. For the years ended December 31, 2006, 2005 and 2004, e-Business and Applications Outsourcing combined accounted for approximately 86%, 90% and 92% respectively, of the Company's revenues and TeamSourcing represented approximately 6%, 7% and 7%, respectively, of the Company's total revenues. The BPO segment started contributing revenues during the year 2004. Revenue from this segment was 8%, 3% and 1% of the Company's total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Syntel's focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2006, more than 95% of Syntel's revenue came from clients the Company has worked with for at least one year. Syntel has earned a host of quality awards, including the "CIO Award" from General Motors, as well as "Preferred Supplier" status with DaimlerChrysler Corporation, in which Syntel received the highest rating in each customer service category. The Company has also been recognized by Target Corporation with a "Best Business Partner Award". Syntel's development centers in India earned the highest possible quality rating of the Software Engineering Institute
(SEI) Capability Maturity Model (CMM) Level 5. Syntel is also an ISO 9001: 2000 certified company, and in late 2004, Syntel earned the BS 7799 2:2002 security certification for its centers in India, as well as neoQA Certified to Level 4. During 2004, Syntel also earned a host of media awards, including Fortune Small Business "America's Fastest-Growing Small Companies"; Healthcare Informatics 100; Diversity Business "Top 100 Diversity Owned Businesses in the U.S."; VARBusiness 500; and was on the Forbes "200 Best Small Companies in America" list for the fifth time.

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

E-BUSINESS SERVICES

Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today's advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management (CRM) services, which involve software solutions that put Syntel's customers in closer touch with their own customers. Syntel helps its customers select the appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Applications Integration, Syntel takes an enterprise-wide view of its customers' environment and implements package software solutions that create better integration, and therefore better information utilization, between front office and back-office applications. Additionally, the Company has effectively engaged several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, IBM, Informatica, Mercury, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, among others. These partnerships will provide the Company with increased opportunities for market penetration.

BUSINESS PROCESS OUTSOURCING (BPO)

Syntel seeks to provide high-value BPO solutions to its customers, as opposed to low-value, capital-intensive voice-based BPO services. Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon(TM) to assist with strategic assessments of business processes, identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. Syntel's insurance BPO services include claims processing and policy administration, among others. BPO accounted for approximately 8% of revenues, for the year ended December 31, 2006.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. The Company provided services to over 81 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2006, include:

FINANCIAL SERVICES
American Express Technologies
Ameriprise Financials
Boston Financial Data Services
Credit Suisse
Deutsche Bank
FDMS
General Motors Acceptance Corp
International Finance Data Services
Investors Bank and Trust Company
JP Morgan Chase
Moody's
Pioneer Investment Management
Reliance Money Ltd
SEI Global Services Inc
State Street Bank
Wells Fargo

HEALTHCARE
Availity LLC
Blue Cross Blue Shield of North Carolina
First Health Services Corp.
Healthcare Associates
Humana Inc
Mckesson
Wellpoint Inc.

RETAIL & LOGISTICS
1-800-FLOWERS.COM
Carillion Inc
INFO USA, INC
Lowe's Companies, Inc.
PepsiCo Inc.
Target Corporation.

OTHERS
Airlines Reporting Corp
American Greetings
Brocade Communication Systems
Deloitte Consulting
DSMI
Federal Express Corporation
Hewlett Packard
Jeppesen Sanderson, Inc.
Oracle
Symantec
The News Market
Thomas Cook
Tektronix, Inc.
Viskase Companies, Inc.

INSURANCE
Ace Ina Holdings
All State Insurance
American International Group
Ameriprise Insurance
CNA Commercial Lines
John Hancock
Stewart - Landata Systems Inc.
Unirisx
Unitrin Inc
Westfield Insurance
ZC Sterling

AUTOMOTIVE
Daimler Chrysler
Freightliner-LLC
Panasonic Automotive System Co
T-Systems

For the years ended December 31, 2006, 2005, and 2004, the Company's top ten customers accounted for approximately 70%, 65% and 61% of the Company's revenues, respectively. The Company's three largest customers in 2006 were American Express, State Street Bank and Daimler-Chrysler Corporation contributing approximately 18%, 10% and 8% respectively, of the total revenues. The Company's largest customer for 2006, 2005 and 2004 was American Express; accounting for approximately 18%, 16% and 16% of the total consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Through on-site service delivery at the customer's location, the Company is able to gain comprehensive knowledge concerning the customer's personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Offshore service delivery at the Company's Indian locations provides the customer with the capacity to receive around the clock attention to applications maintenance and project development for faster turnaround, greater availability of resources, expertise resident in India.

The Company has developed global recruiting and training programs, which have efficiently provided skilled IT professionals to meet customer needs. In addition, the Company's sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Regular meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively among these locations as necessary.

The Company's Global Development Centers located in: Pune, Mumbai and Chennai, India and a Support Center located at Cary, North Carolina support the Company's Global Delivery Service.

In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. Phase one of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired additional 37 acres of land that is adjacent to this campus. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 3,737 persons as of December 31, 2006, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 3,505 people including BPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,423 persons as of December 31, 2006.

The Chennai facility has a capacity of approximately 1,513 persons. The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone
(SEZ) by the government of India.

Syntel leases approximately 88,642 square feet of office space in Mumbai, India, under ten leases expiring on various dates from March 1, 2007 and October 31, 2011. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its BPO operations, Syntel has leased 113,325 square feet of office space in Mumbai, India under four leases expiring on dates ranging between February 1, 2008 and January 31, 2011.

Syntel leases approximately 122,408 square feet of office space in Chennai, India, under three leases expiring on dates ranging between April 1, 2007 and March 31, 2009, all subject to the Company's option to renew for additional periods.

The Company believes that space availability in Mumbai and Chennai will accommodate short-term facility requirements and the new campus in Pune will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

SALES AND MARKETING

The Company markets and sells its services directly through its professional sales people and senior management operating principally from the Company's offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Natick, Massachusetts; London, England; Hong Kong; Stuttgart, Germany and Singapore. The sales staff is aligned by industry vertical, with each salesperson provided the authority to pursue Applications Outsourcing, e-Business, BPO and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported, as required, by technical expertise and subject matter experts from the Company's delivery teams.

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

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2006, the Company had 8,364 full time employees and its worldwide billable headcount consisted of 5,499 consultants providing professional services to Syntel.

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

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, medical insurance, dental options, a vision eye-care program, life insurance, long-term disability coverage, short-term disability options, a 401(k) plan, tuition subsidy plan, and a health club reimbursement program. During 2005 and 2006, the Company issued incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries.

COMPETITION

The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company's primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies, and contract programming companies. The Company's most direct competitors include Cognizant, Infosys Technologies, Tata consultancy Services and Wipro Technologies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture, Electronic Data Systems, IBM Global Services and Keane. The Company is also seeing increased competition from non-Indian sources such as China, Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. Many of the Company's customers choose to work with more than one IT service provider and contract with an individual provider to work on specific engagements that best match that provider's expertise.

AVAILABLE INFORMATION

Syntel makes available, free of charge, through its investor relations website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel's investor relations' web site is www.syntelinc.com.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

         NAME            AGE                  POSITION
         ----            ---   --------------------------------------
Bharat Desai              54   Chairman and Chief Executive Officer

Neerja Sethi              52   Vice President, Corporate Affairs and
                               Director

Keshav Murugesh           43   President and Chief Operating Officer

Arvind S. Godbole         49   Chief Financial Officer and Chief
                               Information Security Officer

Daniel M. Moore           52   Chief Administrative Officer, General
                               Counsel and Secretary

Rakesh Khanna             44   President Business Unit- Banking &
                               Finance

R. S. Ramdas              52   Senior Vice President, Finance and
                               Corporate Services

Srikanth Karra            43   Vice President, Global Human Resources

Lakshmanan Chidambaram    43   Vice President, Sales

Anil Jain                 48   Business Unit Head & Senior Vice
                               President, Insurance Vertical

Nitin Rakesh              35   Vice President and Head of B&FS BPO
                               Operations

Bharat Desai is a co-founder of Syntel and serves as its Chairman of the Board, Chief Executive Officer and as a director. He has served as the Company's Chief Executive Officer and as a director since its formation in 1980 and has been the Chairman of Syntel's Board of Directors since February 1999. He also served as the Company's President since its formation until December 2006. Mr. Desai is the spouse of Ms. Sethi.

Neerja Sethi is a co-founder of the Company and has served as a director and as Vice President, Corporate Affairs since its formation in 1980. Ms. Sethi is the spouse of Mr. Desai.

Keshav Murugesh was appointed President of the Company in December 2006. He also serves as the Company's Chief Operating Officer, a position to which he was appointed in October 2004. Mr. Murugesh joined the Company as Chief Financial Officer in May 2002 and continued as Acting Chief Financial Officer until his successor was appointed in May 2005. Prior to joining Syntel, Mr. Murugesh served as Vice President Finance at ITC Infotech Ltd from October 2000 to May 2002. Prior to this assignment, Mr. Murugesh served as Finance Head, Information Systems Business from August 1999 to September 2000 at ITC Ltd, India.

Arvind Godbole was appointed Chief Financial Officer in December 2006 after being appointed Interim Chief Financial Officer in June 2006. Mr. Godbole was appointed the Company's Chief Information Security Officer in June 2006. He has been with the Company as Corporate Controller since March 2001 and has also been a member of the Procurement Team along with his usual functions as a controller. From 1998 to 2001, Mr. Godbole was Deputy General Manager -- Finance with Wockhardt Ltd., a pharmaceutical company listed on the major stock exchanges in India, where he was responsible for accounts, audit and tax planning.

Daniel M. Moore has served the Company as Chief Administrative Officer, Secretary, and General Counsel since August 1998.

Rakesh Khanna was appointed as Banking & Finance Business Unit President for the Company in July 2005. Prior to joining Syntel, Mr. Khanna served in senior management at IFLEX Solutions Ltd., a company specializing in software products and services for banks and financial service institutions, from September 1996 to July 2005.

R.S. Ramdas was appointed as Senior Vice President, Finance and Corporate Services in January 2006 and became a member of the leadership team in February 2006. Mr. Ramdas served as Vice President of Syntel from March 2004 to January 2006 and has served with Syntel since 1990 in various positions including heading corporate tax, treasury, internal audit, global procurement and various other functions.

Srikanth Karra was appointed as Syntel's Vice-President - Global Human Resources in March 2005. Prior to joining Syntel, Mr. Karra served as HR Head for India and Global Leader for Staffing and Relationship Development at GE Capital International Services, a global diversified financial services company, from 2001 to 2005.

Lakshmanan Chidambaram was appointed as Head of Sales, Banking and Financial Services and Insurance Business units in February 2006 and, in December 2006, assumed responsibility for Automotive, Healthcare and Diversified Businesses sales. Mr. Chidambaram joined Syntel in 2001 and has served in a variety of sales positions.

Anil Jain was appointed as Business Unit Head & Senior Vice President, Insurance Vertical in February 2006. Mr. Jain has been with Syntel since 1993 serving in a number of client relationship and service delivery capacities.

Nitin Rakesh was appointed as Vice President and Head of B&FS BPO Operations in February 2006 and has been with Syntel since October 2002 in various capacities with the business BPO unit. Prior to joining Syntel, Mr. Rakesh served in various capacities in TCG Group, a company specializing in investments, real estate & software from December 1999 to September 2002, with his last assignment in the group as Head of Sales, Banking & Financial Services, for TCG Software Services.

ITEM 1A. RISK FACTORS

The following factors should be considered carefully when evaluating our business.

FAILURE TO HIRE AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED IT PROFESSIONALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company's business of delivering professional IT services is labor intensive, and, accordingly, the Company's success depends upon the Company's ability to attract, develop, motivate, retain and effectively utilize highly-skilled IT professionals. The Company believes that there is a growing shortage of, and significant competition for, IT professionals who possess the technical skills and experience necessary to deliver the Company's services, both in the United States and in India, and that such IT professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of IT personnel. The Company's business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. The Company's ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company's ability to hire and retain qualified IT professionals. The Company performs a portion of the Company's employee recruitment for U.S. positions in foreign countries, particularly India. Any perception among the Company's current or potential employees or foreign IT professionals that the Company's ability to assist them in obtaining permanent residency status in the United States has been diminished, could result in increased recruiting and personnel costs or lead to significant employee attrition or both. For the years ended December 31, 2006, 2005 and 2004 attrition was 13%, 14% and 14%, respectively. For the same periods, the number of net hires was 2,271, 1,566 and 666, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified IT professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, results of operations and financial condition.

GOVERNMENT REGULATION OF IMMIGRATION COULD IMPACT THE COMPANY'S ABILITY TO BRING A SUFFICIENT NUMBER OF IT PROFESSIONALS TO THE UNITED STATES OR OTHER JURISDICTIONS.

The Company recruits IT professionals on a global basis and, therefore, must comply with the immigration laws of the countries in which the Company operates, particularly the United States. As of December 31, 2006, 778 IT professionals, representing approximately 52% of the Company's U.S. workforce and 9% of the Company's worldwide workforce worked under H-1B visas (permitting temporary residence while employed in the United States) and another 219 IT professionals, representing 15% of the Company's U.S. workforce and 3% of the Company's worldwide workforce worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least six months). United States federal law limits the number of new H-1B visas to be approved in any fiscal year. Currently, the total number of H-1B visas permitted is 65,000 per U.S. government fiscal year, a decrease from 195,000 of the 2003 fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the United States. If the Company were unable to obtain sufficient H-1B employees, the Company's business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the United States. These concerns have in the past resulted and may in the future result in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas that may be issued.

The Company is also subject to various immigration and work permit restrictions in other jurisdictions where the Company operates or plans to operate, including the European community. These restrictions restrain the Company's ability to increase the number of skilled professionals in certain regions and could have an adverse impact on the Company's global strategy. The impact of these regulations, including any changes to immigration and work permit regulations in particular jurisdictions, could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF ONE OF THE COMPANY'S SIGNIFICANT CLIENTS TERMINATES ITS ENGAGEMENT OF US OR IF THERE IS A DOWNTURN IN ONE OF THE INDUSTRIES THE COMPANY SERVES.

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company's ten largest clients generated approximately 70%, 65%, and 61% of the Company's total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company's largest client for the years ended December 31, 2006, 2005 and 2004, was American Express, which generated approximately 18%, 16% and 16% of the Company's total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company expects to continue to derive a significant portion of the Company's revenues from American Express. Failure to meet a client's expectations could result in cancellation or non-renewal of the Company's engagement and could damage the Company's reputation and adversely affect its ability to attract new business. Many of the Company's contracts, including all of the Company's contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement, including in connection with the acquisition of a significant client, could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant client or engagement could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also has derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 43%, 40% and 38% of the Company's revenues for the years ended December 31, 2006, 2005 and 2004, respectively. A downturn in the financial services industry or other industries from which the Company derive significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY MAY BE AFFECTED BY POLITICAL AND REGULATORY CONDITIONS, INCLUDING WAGE INCREASES, IN INDIA.

A significant element of the Company's business strategy is to continue to develop and expand offshore Global Development Centers in India. Changes in the political or regulatory climate of India, including the following, could have a material adverse effect on the Company's business, results of operations and financial condition:

     - Political climate -- In the past, India has experienced significant inflation and shortages of foreign currency and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India.

     - Changes in liberalization policies of the government -- The Indian government is significantly involved in, and exerts significant influence over, its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited us including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

WAGE PRESSURES IN INDIA MAY REDUCE THE COMPANY'S PROFIT MARGINS.

Wage pressures in India may prevent us from sustaining the Company's competitive advantage and may reduce the Company's profit margins. As of December 31, 2006 approximately 73% of the Company's billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company's competitive strengths. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect the Company's profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals, particularly project managers and other mid-level professionals. The Company may need to increase the levels of the Company's employee compensation more rapidly than in the past to remain competitive with other employers, or seek to recruit in other low labor cost jurisdictions to keep the Company's wage costs low. For example, the Company recently established a long-term retention program for its senior executives and employees. In addition, under SFAS No. 123R, the Company is now required to expense stock-based awards to employees. Compensation increases may result in a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S ABILITY TO REPATRIATE EARNINGS FROM ITS FOREIGN OPERATIONS IS LIMITED BY TAX LAWS.

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 14.03% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2006, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company's operations in India was approximately $47.1 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2006, the Company would have accrued taxes of approximately $51.2 million.

THE IT SERVICES AND BPO INDUSTRY ARE INTENSELY COMPETITIVE, AND THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

The IT services and BPO industry are intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the services offered. In Applications Outsourcing and e-Business services, the Company primarily competes with domestic firms such as Accenture, Cognizant, EDS, IBM Global Services and Keane and with an increasing number of India-based companies including Infosys Technologies, Tata Consultancy Services and Wipro Technologies. The Company is also seeing increased competition from non-Indian sources such as China, Eastern Europe and the Philippines. In BPO, the Company primarily competes with other offshore BPO vendors including HCL, Wipro Technologies and WNS. In professional IT staffing engagements, the Company's primary competitors include participants from a variety of market segments, including systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. Many of the Company's competitors have substantially greater financial, technical and marketing resources and greater name recognition than it does. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in client requirements, or devote greater resources to the development and promotion of IT services and BPO than the Company does. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new IT service and BPO providers. Further, there is a risk that the Company's clients may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor like us. The IT services industry is also undergoing consolidation, which may result in increased competition in the Company's target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect the Company's business, results of operations and financial condition.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE RAPID GROWTH OF THE COMPANY'S BUSINESS.

The Company has recently experienced a period of rapid growth in revenues that places significant demands on the Company's managerial, administrative and operational resources. Additionally, the longer-term transition in the Company's delivery mix from onsite to offshore staffing has also placed additional operational and structural demands on us. The Company's future growth depends on recruiting, hiring and training IT professionals, increasing the Company's international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require that the Company continue to improve its infrastructure, execution standards and ability to expand services. Failure to manage growth effectively could have a material adverse effect on the quality of the Company's services and engagements, the Company's ability to attract and retain IT professionals, the Company's prospects and the Company's business, results of operations and financial condition.

THE COMPANY'S APPLICATIONS OUTSOURCING SERVICES REQUIRE INCREASED ATTENTION FROM SENIOR MANAGEMENT AND THE COMPANY'S E-BUSINESS AND BPO PRACTICES REQUIRE INCREASED SALES AND MARKETING.

In recent years, the Company has realigned existing personnel and resources, and has invested incrementally in the development of the Company's Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development and maintenance. Applications Outsourcing services generally require a longer sales cycle (up to twelve months) and generally require approval by more senior levels of management within the client's organization, as compared with traditional IT staffing services. Pursuing such sales requires significant investment of time, including by the Company's senior management, and may not result in additional business. The Company has also invested in the development of the Company's e-Business and BPO practices. Many e-Business engagements are short in duration (three to six months), requiring increased sales and marketing. There can be no assurance that the Company's increased focus on the Company's Applications Outsourcing, e-Business and BPO practices will be successful, and any failure of such strategy could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S FIXED-PRICE ENGAGEMENTS MAY COMMIT US TO UNFAVORABLE TERMS.

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 42%, 50% and 54% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company's strategy includes increasing the percentage of the Company's revenues derived from fixed-price engagements. Any failure to estimate accurately the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to us of IT professionals, office space or materials could expose us to risks associated with cost overruns and could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY MAY BE LIABLE TO ITS CLIENTS FOR DISCLOSURE OF CONFIDENTIAL INFORMATION OR IF THE COMPANY DOES NOT FULFILL ITS OBLIGATIONS UNDER ITS ENGAGEMENTS.

The Company may be liable to the Company's clients for damages caused by disclosure of confidential information or system failures. The Company is often required to collect and store sensitive or confidential client data. Many of the Company's client agreements do not limit its potential liability for breaches of confidentiality. If any person, including any of the Company's employees, penetrates the Company's network security or misappropriates sensitive data, the Company could be subject to significant liability from its clients or from their customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of the Company's computer systems, systems failure or otherwise, could also damage the Company's reputation and cause it to lose existing and potential clients. Many of the Company's engagements involve IT services that are critical to the operations of the Company's clients' businesses. Any failure or inability to meet a client's expectations in the performance of services could result in a claim for substantial damages against us, regardless of the Company's responsibility for such failure. There can be no assurance that the limitations of liability set forth in the Company's service contracts will be enforceable in all instances or would otherwise protect us from liability for damages. In addition, the costs of defending against any such claims, even if successful, could be significant.

There can be no assurance that the Company's insurance coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more large claims or defense costs, or that the Company's insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

THE COMPANY DEPENDS ON THE EFFORTS AND ABILITY OF KEY PERSONNEL, INCLUDING THE COMPANY'S CHIEF EXECUTIVE OFFICER.

The Company's success is highly dependent on the efforts and abilities of Bharat Desai, the Company's co-founder, Chairman, and Chief Executive Officer, and other key personnel. The diminution or loss of the services of Mr. Desai or other key personnel for any reason could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not maintain key man life insurance on Mr. Desai or any other key personnel.

THE COMPANY'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF THE COMPANY DOES NOT PROTECT ITS INTELLECTUAL PROPERTY OR IF THE COMPANY'S SERVICES ARE FOUND TO INFRINGE ON THE INTELLECTUAL PROPERTY OF OTHERS.

The Company's success depends in part on certain methodologies, practices, tools and technical expertise the Company utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect the Company's rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. The Company also generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limit access to and distribution of the Company's proprietary information.

The Company presently holds no patents or registered copyrights. The Company hold several trademarks or service marks, including: Syntel(R), registered in the United States and Germany; Consider IT Done(R), registered in the United States and Germany; Identeontm; IntelliSourcing(R); IntelliTransfer(R); SkillBay(R); TeamSourcing(R); Total ERP Applications Methodology (TEAM)(R); Latest-to-Legacy(R); New2USA.com(R); and Digital Blueprinting-Build-Optimize(R). The Company also has submitted United States federal and foreign trademark applications for the names of additional service offerings. There can be no assurance that the Company will be successful in maintaining or obtaining trademarks for these trade names. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the United States. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States and India and the contractual and other protective measures the Company takes are adequate to protect it from misappropriation or unauthorized use of the Company's intellectual property, or that such laws will not change. In particular, the laws of India could change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the Company will be able to detect unauthorized use and take appropriate steps to enforce the Company's rights, or that any such steps will be successful. Infringement by others of the Company's intellectual property, including the costs of enforcing the Company's intellectual property rights, could have a material adverse effect on the Company's business, results of operations and financial condition.

Although the Company believes that its intellectual property does not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future or that any such claim, if asserted, would not be successful. The costs of defending any such claims could be significant, and any successful claim could require the Company to modify, discontinue or change the name of any of its services. Any such changes could have a material adverse effect on the Company's business, results of operations and financial condition.

FUTURE LEGISLATION IN THE UNITED STATES AND ABROAD COULD SIGNIFICANTLY IMPACT THE ABILITY OF THE COMPANY'S CLIENTS TO UTILIZE THE COMPANY'S SERVICES.

The issue of companies outsourcing services abroad has become a topic of political discussion in the United States and other countries. Measures aimed at limiting or restricting outsourcing have been enacted in a few states, and there is currently legislation pending in several states and at the federal level. The measures that have been enacted to date have not significantly adversely affected the Company's business. There can be no assurance that pending or future legislation that would significantly adversely affect the Company's business will not be enacted. If enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restrictions on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures are enacted, or if the prospect of such measures being enacted increases, the ability of the Company's clients to utilize its services could be restricted or become less economical and the Company's business, results of operations and financial condition could be adversely affected.

THE COMPANY'S MARGINS MAY BE ADVERSELY AFFECTED IF DEMAND FOR THE COMPANY'S SERVICES SLOWS.

If demand for the Company's services slows, the Company's utilization and billing rates for its technology professionals could be adversely affected, which may result in lower gross and operating profits.

THE COMPANY'S FUTURE SUCCESS DEPENDS ON ITS ABILITY TO MARKET NEW SERVICES, INCLUDING END-TO-END BUSINESS SOLUTIONS, TO THE COMPANY'S EXISTING AND NEW CLIENTS.

Over the past several years, the Company has been expanding the nature and scope of its engagements by extending the breadth of services the Company offers. The success of the Company's service offerings depends, in part, upon continued demand for such services by the Company's existing and new clients and the Company's ability to meet this demand in a cost competitive and effective manner. In addition, the Company's ability to effectively offer a wider breadth of end-to-end business solutions depends on its ability to attract existing or new clients to these service offerings. To obtain engagements for the Company's end-to-end solutions, the Company also is more likely to compete with large, well-established international consulting firms as well as other India-based technology services companies, resulting in increased competition and marketing costs. The Company's new service offerings may not effectively meet client needs, and the Company may be unable to attract existing and new clients to these service offerings. The increased breadth of the Company's service offerings may also result in larger and more complex client projects, which will require that the Company establish closer relationships with its clients, and potentially with other technology service providers and vendors, and develop a more thorough understanding of the Company's clients' operations. The Company's ability to establish these relationships will depend on a number of factors including the proficiency of the Company's technology professionals and its management personnel and the willingness of the Company's existing and potential clients to provide it with information about their businesses. If the Company is not able to successfully market and provide the Company's new and broader service offerings, the Company's business, results of operations and financial condition could be materially adversely affected.

THE COMPANY'S BUSINESS COULD BE ADVERSELY AFFECTED IF THE COMPANY DOES NOT ANTICIPATE AND RESPOND TO TECHNOLOGY ADVANCES IN THE COMPANY'S AND THE COMPANY'S CLIENTS' INDUSTRIES.

The Company's business will suffer if the Company fails to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and in the industries on which the Company focus. The technology services and BPO markets are characterized by rapid technological change, evolving industry standards, changing client preferences and frequent new product and service introductions. The Company's future success will depend on the Company's ability to anticipate these advances and develop new product and service offerings to meet the Company's existing and potential clients' needs. The Company may fail to anticipate or respond to these advances in a timely manner, or, if the Company does respond, the services or technologies the Company develops may not be successful in the marketplace. Further, products, services or technologies that are developed by the Company's competitors may render the Company's services non-competitive or obsolete. If the Company does not respond effectively to these changes, the Company's business, results of operations and financial condition could be materially adversely affected.

THE COMPANY MAY BE REQUIRED TO INCLUDE BENCHMARKING PROVISIONS IN FUTURE ENGAGEMENTS, WHICH COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S REVENUES AND PROFITABILITY.

As the size and duration of the Company's client engagements increase, the Company's current and future clients may require benchmarking provisions. Benchmarking provisions allow a client in certain circumstances to request that a benchmark study prepared by an agreed upon third-party comparing the Company's pricing, performance and efficiency gains for delivered contract services to that of an agreed upon list of other service providers for comparable services. Based on the results of the benchmark study and depending on the reasons for any unfavorable variance, the Company could then be required to reduce the pricing for future services to be performed under the balance of the contract, which could have an adverse impact on the Company's revenues and profitability.

THE COMPANY IS SUBJECT TO CORPORATE GOVERNANCE AND DISCLOSURE REQUIREMENTS THAT HAVE RESULTED AND LIKELY WILL CONTINUE TO RESULT IN INCREASED COSTS AND MANAGEMENT ATTENTION.

Compliance with new and changing corporate governance and public disclosure requirements adds uncertainty to the Company's compliance policies and increases the Company's costs of compliance. Changing laws, regulations and standards include those relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules. These new or changed laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such governance standards. The Company's efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, new laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, the Company's board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with their performance of duties. As a result, the Company may face difficulties attracting and retaining qualified board members and executive officers, which could harm the Company's business. If the Company fails to comply with new or changed laws or regulations and standards differ, the Company's business and reputation may be harmed.

WHILE THE COMPANY BELIEVES IT CURRENTLY HAS ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING, THE COMPANY IS REQUIRED TO ASSESS ITS INTERNAL CONTROLS OVER FINANCIAL REPORTING ON AN ANNUAL BASIS. ANY FUTURE ADVERSE RESULTS FROM SUCH ASSESSMENT COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN THE COMPANY'S FINANCIAL REPORTING AND HAVE AN ADVERSE EFFECT ON THE COMPANY'S STOCK PRICE.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in the Company's Form 10-K an annual report by the Company's management regarding the effectiveness of the Company's internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company's internal control over financial reporting as of the end of the Company's fiscal year. This assessment must include disclosure of any material weaknesses in the Company's internal control over financial reporting identified by management.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Standard No. 2 (Standard No. 2) provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and the Company's independent auditors may not agree with management's assessment.

During this process, if the Company's management identifies one or more material weaknesses in the Company's internal control over financial reporting that cannot be remediated in a timely manner, the Company will be unable to conclude such internal control is effective. While the Company currently believes its internal control over financial reporting is effective, the effectiveness of the Company's internal controls in future periods is subject to the risk that the Company's controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of the Company's internal control over financial reporting. If the Company is unable to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007 (or if the Company's independent auditors are unable to attest that the Company's management's report is fairly stated or they are unable to express an opinion on the effectiveness of the Company's internal controls), the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on the Company's stock price.

THE COMPANY RELIES ON GLOBAL TELECOMMUNICATIONS INFRASTRUCTURE TO MAINTAIN COMMUNICATION BETWEEN ITS VARIOUS LOCATIONS AND THE COMPANY'S CLIENTS' SITES.

Disruptions in telecommunications, system failures, or virus attacks could harm the Company's ability to execute the Company's Global Delivery Model, which could result in client dissatisfaction and a reduction of the Company's revenues. A significant element of the Company's Global Delivery Model is to continue to leverage and expand the Company's Global Development Centers. The Company's Global Development Centers are linked with a redundant telecommunications network architecture that uses multiple service providers and various satellite and optical links with alternate routing. The Company may not be able to maintain active voice and data communications between its various Global Development Centers and between the Company's Global Development Centers and the Company's clients' sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant failure in the Company's ability to communicate could result in a disruption in business, which could hinder the Company's performance or its ability to complete projects on time. This, in turn, could lead to client dissatisfaction and a material adverse effect on the Company's business, results of operations and financial condition.

THERE ARE RISKS ASSOCIATED WITH THE COMPANY'S INVESTMENT IN NEW FACILITIES AND PHYSICAL INFRASTRUCTURE.

The Company's business model includes developing and operating Global Development Centers in order to support the Company's Global Delivery Service. The Company has Global Development Centers located in Mumbai, Pune and Chennai, India and in August 2006, the Company completed Phase I of the construction of a development and training campus in Pune, India, including an office building for 950 seats, a food court and hotel. However, the full completion of the development of the Pune facility is contingent on the Company's funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of the facility or any future facilities that the Company may develop, including any facilities on the land acquired by the Company that is in an Information Technology Park located in Chennai, India, will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of the Pune facility or future facilities, the Company's business, results of operation and financial condition will be adversely affected. In addition, the Company is developing the Pune facility in expectation of increased growth in the Company's business. If the Company's business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

THE COMPANY'S EARNINGS ARE AFFECTED BY APPLICATION OF SFAS NO. 123R.

The Company began expensing stock options and other stock-based awards in accordance with the Financial Accounting Standards Board's recently issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R) in fiscal 2006. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In addition, the Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2006 the Company recorded $2.46 million of expense for equity-based compensation (including charge for restricted stock and dividend). The assumptions used in calculating and estimating future costs under SFAS No. 123R are highly subjective and changes in these assumptions could significantly affect the Company's future earnings.

TERRORIST ACTIVITY, WAR OR NATURAL DISASTERS COULD MAKE TRAVEL AND COMMUNICATION MORE DIFFICULT AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Terrorist activity, war or natural disasters could adversely affect the Company's business, results of operations and financial condition. Terrorist activities, other acts of violence or war, or natural disasters have the potential to have a direct impact on the Company's clients. Such events may disrupt the Company's ability to communicate between the Company's various Global Development Centers and between the Company's Global Development Centers and the Company's clients' sites, make travel more difficult, make it more difficult to obtain work visas for many of the Company's technology professionals and effectively curtail the Company's ability to deliver the Company's services to the Company's clients. Such obstacles to business may increase the Company's expenses and materially adversely affect the Company's business, results of operations and financial condition. In addition, many of the Company's clients visit several technology services firms prior to reaching a decision on vendor selection. Terrorist activity, war or natural disasters could make travel more difficult and delay, postpone or cancel decisions to use the Company's services.

THE COMPANY IS SUBJECT TO RISKS OF FLUCTUATION IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE INDIAN RUPEE.

The Company holds a significant amount of its cash in Indian rupees. Accordingly, changes in exchange rates between the Indian rupee and the U.S. dollar could have a material adverse effect on the Company's revenues, other income, cost of services sold, gross margin and net income, which may in turn have a negative impact on the Company's business, operating results and financial condition. The exchange rate between the Indian rupee and the dollar has changed substantially in recent years and may fluctuate substantially in the future. The Company expects that a majority of the Company's revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of the Company's expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian rupees. Consequently, the results of the Company's operations are adversely affected as the Indian rupee appreciates against the U.S. dollar.

ANY FUTURE BUSINESS COMBINATIONS, ACQUISITIONS OR MERGERS WOULD EXPOSE US TO RISKS, INCLUDING THAT THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ANY ACQUIRED BUSINESSES.

The Company has expanded, and may continue to expand, the Company's operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets. For example, in 2002, the Company incurred a charge in connection with a payment made to the former owners of a business acquired by the Company in 1999. In addition, any client satisfaction or performance problems within an acquired firm could have a material adverse impact on the Company's reputation as a whole. There can be no assurance that any acquired businesses would achieve anticipated revenues and earnings. Any failure to manage the Company's acquisition strategy successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 14,600 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in March 2007. The Company has a telecommunications hub located in approximately 3,200 square feet of leased space in Cary, North Carolina, under a lease, which expires July 31, 2010. The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Natick, Massachusetts; Berkshire, England; Stuttgart, Germany; and Singapore.

The Company's Global Development Centers are located in: Pune, Mumbai and Chennai, India and a Support Center located at Cary, North Carolina support the Company's Global Delivery Service.

In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. Phase one of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired additional 37 acres of land that is adjacent to this campus. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 3,737 persons as of December 31, 2006, serves as the hub of the Company's Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 3,505 people including BPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,423 persons as of December 31, 2006. The Chennai facility has a capacity of approximately 1,513 persons. The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India.

Syntel leases approximately 88,642 square feet of office space in Mumbai, India, under ten leases expiring on various dates from March 1, 2007 and October 31, 2011. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its BPO operations, Syntel has leased 113,325 square feet of office space in Mumbai, India under four leases expiring on dates ranging between February 1, 2008 and January 31, 2011.

Syntel leases approximately 122,408 square feet of office space in Chennai, India, under three leases expiring on dates ranging between April 1, 2007 and March 31, 2009, all subject to the Company's option to renew for additional periods.

The Company believes that space availability in Mumbai and Chennai will accommodate short-term facility requirements and the new campus in Pune will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

ITEM 3. LEGAL PROCEEDING:

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's Common Stock is traded on the NASDAQ National Global Select Market under the symbol "SYNT." The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company's Common Stock as reported on NASDAQ for each full quarterly period in 2005 and 2006.

Period                   High      Low
------                 -------   -------
First Quarter, 2005    $19.530   $15.930
Second Quarter, 2005    18.730    15.750
Third Quarter, 2005     19.490    16.140
Fourth Quarter, 2005    22.000    18.380
First Quarter, 2006     22.190    17.000
Second Quarter, 2006    23.000    18.030
Third Quarter, 2006     23.120    19.260
Fourth Quarter, 2006    29.520    22.210

(b) There were approximately 610 shareholders of record and 5,000 beneficial holders on March 2, 2007.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company's last two fiscal years. In addition, the Board of Directors at its meetings dated August 14, 2006 and March 3, 2005 declared a special cash dividend of $1.25 and $1.50 per share respectively, payable to Syntel shareholders of record at the close of business on August 31, 2006 and March 14, 2005 respectively. The Company paid total cash dividends of $
1.49 and $1.74 per share for the years ended December 31, 2006 and 2005, respectively.

(d) EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company's equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2006.

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                                 ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING     EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      (EXCLUDING SECURITIES
        PLAN CATEGORY             WARRANTS, AND RIGHTS              RIGHTS ($)           REFLECTED IN COLUMN (1))
        -------------          --------------------------   -------------------------   -------------------------
Equity compensation plans
   approved by shareholders              208,869                      $13.07                    2,300,434
Equity compensation plans
   not approved by
   shareholders                               --                          --                           --
                                         -------                      ------                    ---------
      TOTAL                              208,869                      $13.07                    2,300,434
                                         =======                      ======                    =========

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2001, through December 31, 2006, the end of the Company's last fiscal year. The peer group index is composed of CIBER, Inc., Computer Horizons Corp., Computer Sciences Corporation, Electronic Data Systems Corporation, Keane, Inc., and Sapient Corporation. These companies were selected based on similarities in their service offerings and their competitive position in the industry.

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                     AMONG SYNTEL, INC., S&P 500 STOCK INDEX
                        AND AN INDEX OF PEER COMPANIES *

                           [PERFORMANCE GRAPH]

                      12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
                      --------   --------   --------   --------   --------   --------
Syntel, Inc.            $100       $162       $202       $136       $161       $207
S&P 500 Stock Index     $100       $ 77       $ 97       $106       $109       $124
Peer Group Index        $100       $ 46       $ 62       $ 62       $ 63       $ 67

----------
* Assumes that the value of an investment in Syntel's Common Stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

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

                                                            YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2006       2005       2004       2003       2002
                                             --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME DATA
   Net revenues (1)                          $270,229   $226,189   $186,573   $179,507   $161,507
   Cost of revenues                           167,980    135,043    107,120    101,699     94,010
   Gross profit                               102,249     91,146     79,453     77,808     67,497
   Selling, general and administrative
      expenses                                 49,374     44,917     36,999     28,278     31,421
   (Reduction in) reserve requirements
      applicable to Metier transaction (2)         --         --         --       (882)    (5,698)
   Income from operations                      52,875     46,229     42,454     50,412     41,774
   Other income, principally interest           4,894      4,592      3,773      3,168      3,191
   Income before income taxes                  57,769     50,821     46,227     53,580     44,965
   Income tax provision (3)                     6,853     20,500      5,253     13,242     12,338
   Income before loss from equity
      investments and investment write off     50,916     30,321     40,974     40,338     32,627
   Loss from equity investments and
      investment write offs (net of tax)           --         --         --         34        141
   Net income                                $ 50,916   $ 30,321   $ 40,974   $ 40,304   $ 32,486
   Net income per share, diluted             $   1.24   $   0.75   $   1.01   $   0.99   $   0.81
   Weighted average shares outstanding,
      diluted                                  41,095     40,651     40,469     40,797     39,917
   Cash dividends declared per common
      share                                  $   1.49   $   1.74   $   0.24   $   1.37         --

                                                  AS OF DECEMBER 31,
                                 ----------------------------------------------------
                                   2006       2005       2004       2003       2002
                                 --------   --------   --------   --------   --------
                                                   ($ IN THOUSANDS)
BALANCE SHEET DATA
   Working capital               $105,563   $120,866   $170,786   $142,207   $144,487
   Total assets                   197,689    198,161    226,968    185,198    183,572
   Total shareholders' equity     149,742    152,278    190,642    153,406    154,844

OTHER DATA
   Billable headcount in U.S.       1,405      1,341      1,145      1,138      1,111
   Billable headcount in India      4,006      3,006      1,906      1,376        943
   Billable headcount at other
      locations                        88        109        121        150        101
                                 --------   --------   --------   --------   --------
   Total billable headcount         5,499      4,456      3,172      2,664      2,155
                                 ========   ========   ========   ========   ========

1.   Stock Warrants Sales Incentive

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

     The Company has also granted the same customer certain additional performance warrants at significantly higher performance milestones. During the year the time-lines specified for these warrants have expired. The performance milestones have not been achieved and hence there would be no financial implication due to these warrants.

2.   Acquisitions

     Metier, Inc.

     During 1999, the Company acquired substantially all the business and assets of Metier, Inc. The consideration for the Metier acquisition in 1999 included a $1.6 million dollar payment to the Metier shareholders, which was to be made in April 2000, and 300,000 shares of Syntel Common Stock, which were to be issued in September 2000. During 2000, the Company entered into litigation with the former shareholders of Metier and consequently, the $1.6 million dollar payment was not made and the 300,000 shares were not issued. In April 2002, the Company reached a resolution with the Metier shareholders wherein the $1.6 million dollar payment was not made, the 300,000 shares was not issued and the Company paid $2.3 million in settlement and legal costs. Additionally, during the last quarter of 2002, the Company also settled certain of the Metier related and other litigation and in connection with these settlements, the Company reversed an accrual of approximately $5.7 million of the accrued Metier liability during 2002 having an earnings per share impact of $0.08 per share. The final settlements relating to the Metier liability was made during the third quarter of 2003 and accordingly, the remaining accrual of approximately $0.9 million was also reversed.

3. The tax rate for the year ended December 31, 2006 was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. During the year ended December 31, 2005 the tax rate was impacted by reversal of $2.6 million of the accrual of income taxes related to year 2001, provision for valuation allowance of $1.7 million and the tax related to the dividend repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. During year ended December 31, 2004, the tax rate was impacted by reversal of $1.7 million of the accrual of income taxes related to the year 2000; tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc. Without the above, the effective income tax rate during the year ended December 31, 2004 would have been 17.3%.

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

REVENUE RECOGNITION. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2006, 2005 and 2004, revenues from time and material contracts constituted 58%, 50% and 46%, respectively of total revenues. Revenue from fixed-price, application management, and maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2006, 2005 and 2004, revenues from fixed price application management and support engagements constituted 26%, 29% and 33%, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2006 2005 and 2004, revenues from fixed price development contracts constituted 16%, 21% and 21%, respectively.

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

REVENUE RECOGNITION. The use of the proportional performance method of accounting requires that the Company make estimates about its future efforts and costs relative to the fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the changes become known.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. At December 31, 2006 and 2005, the allowance for doubtful accounts was $2.8 million and $2.6 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

During 2006, the Company has reversed $2.0 million of the accrual for income taxes related to the year 2002 and credited it to the current year's income tax provision.

The revision in estimates noted above had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2006 by $0.05 per share.

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

ACCRUALS FOR LEGAL EXPOSURES. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or otherwise, the lower end of an estimated range of potential liability. The accrual related to litigation and legal fees at December 31, 2006 and 2005, was $0.3 million and $0.2 million, respectively.

OVERVIEW

Syntel is a worldwide provider of IT and outsourcing services to Global 2000 companies. The Company's service offerings include Applications Outsourcing, consisting of outsourcing services for ongoing management, development and maintenance of business applications; BPO consisting of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing; e-Business, consisting of strategic advanced technology services in the CRM, Data Warehousing, EAI, ERP and Web solutions; and TeamSourcing consisting of professional IT consulting services.

The Company's revenues are generated from professional services fees provided through four segments, Applications Outsourcing, BPO, e-Business and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and BPO services, which the Company believes have higher growth and gross margin potential.

The following table outlines the revenue mix for the years ended December 31, 2006, 2005, and 2004:

                           PERCENT OF TOTAL REVENUES
                           -------------------------
                               2006   2005   2004
                               ----   ----   ----
Applications Outsourcing        72%    76%    76%
e-Business                      14     14     16
TeamSourcing                     6      7      7
BPO                              8      3      1
                               ---    ---    ---
                               100%   100%   100%
                               ===    ===    ===

Revenues are generated principally on either a time and material or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client's needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2006, 2005 and 2004 revenues from fixed price development contracts constituted 16%, 21% and 21%.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2006, 2005 and 2004, fixed-price revenues from development and maintenance activity comprised approximately 47%, 55% and 58% of total Applications Outsourcing revenues, respectively.

Historically, most e-Business engagements were billed on a time-and-materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2006, 2005 and 2004. For the years ended December 31, 2006, 2005 and 2004, fixed- price revenues from development and maintenance activity comprised approximately 55%, 61% and 54% of total e-Business revenues, respectively.

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

On BPO engagements, services are provided at our offshore facility, which gives the benefit of lower cost to the customer. BPO revenues generally are recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2006, 2005 and 2004, the revenue from BPO engagements comprised approximately 8%, 3% and 1% of total revenues.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2006, approximately 52% of Syntel's U.S. workforce (9% of Syntel's worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 15% of the Company's U.S. workforce (3% of the Company's worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months).

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company's top ten customers accounted for approximately 70%, 65% and 61% of revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004 the number of customers contributing revenues in excess of 10% of total consolidated revenues were two, one and one respectively. The Company's largest customer for 2006, 2005 and 2004 was American Express, contributing approximately 18%, 16% and 16%, respectively of total consolidated revenues. In 2006, State Street Bank also contributed 10% of the Company's total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

                                       PERCENTAGE OF REVENUES
                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                        2006    2005    2004
                                       -----   -----   -----
Net revenues                           100.0%  100.0%  100.0%
Cost of revenues                        62.2    59.7    57.4
                                       -----   -----   -----
Gross profit                            37.8    40.3    42.6
Selling, general and administrative
   expenses                             18.3    19.9    19.8
INCOME FROM OPERATIONS                  19.5%   20.4%   22.8%

Following is selected segment financial data for the years ended December 31, 2006, 2005 and 2004. The Company does not allocate assets to operating segments:

                                        2006       2005       2004
                                      --------   --------   --------
                                              (In Thousands)
Net revenues
   Applications Outsourcing           $194,474   $171,331   $143,007
   e-Business                           37,251     31,210     29,249
   TeamSourcing                         17,631     16,953     12,480
   BPO                                  20,873      6,695      1,837
                                      --------   --------   --------
                                       270,229    226,189    186,573
Gross profit
   Applications Outsourcing             72,502     72,411     62,696
   e-Business                           10,506      9,687     11,302
   TeamSourcing                          6,690      4,886      4,598
   BPO                                  12,551      4,162        857
                                      --------   --------   --------
                                       102,249     91,146     79,453
Gross profit %
   Applications Outsourcing               37.3%      42.3%      43.8%
   e-Business                             28.2%      31.0%      38.6%
   TeamSourcing                           37.9%      28.8%      36.8%
   BPO                                    60.1%      62.2%      46.7%
                                      --------   --------   --------
                                          37.8%      40.3%      42.6%
Selling, general and administrative
   expenses                           $ 49,374   $ 44,917   $ 36,999
INCOME FROM OPERATIONS                $ 52,875   $ 46,229   $ 42,454
                                      --------   --------   --------

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005.

REVENUES. Net revenues increased to $270.2 million in 2006 from $226.2 million in 2005, representing a 19.5% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is clearly becoming a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company's verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence has started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2006, increased 23% to 5,499 employees as compared to 4,456 employees as of December 31, 2005. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2006, the Company had approximately 73% of its billable workforce in India as compared to 67% as of December 31, 2005. The top five customers accounted for 52% of the total revenues in 2006, up from 45% of the total revenues in 2005. Moreover, the top 10 customers accounted for 70% of the revenues in 2006 as compared to 65% in 2005.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $171.3 million, or 76% of total revenues in 2005, to $194.5 million, or 72% of total revenues in 2006. The $23.2 million increase is attributable principally to revenue from new engagements, contributing $86.6 million partially offset by a net decrease in existing projects in the amount of $29.7 million and by $33.8 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder's fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 62.7% of Applications Outsourcing revenues in 2006, from 57.7% in 2005. The 5% increase in cost of revenues as a percent of revenues was attributable primarily to onsite wage increases effective January 2006, offshore wage increases effective April 2006, visa filing expenses, cost related to FAS123 (R), cost related to a special dividend of $1.25 per share on restricted stock of $0.12 million and increased offshore headcount.

E-BUSINESS REVENUES. e-Business revenues increased from $31.2 million in 2005, or 14% of total consolidated revenues, to $37.2 million in 2006, or 14% of total consolidated revenues. The $6.0 million increase is attributable principally to revenue from new engagements, contributing $8.9 million and net increase in revenues from existing projects by $0.4 million largely offset by $3.3 million in lost revenues as a result of project completion.

E-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder's fees, and trainee compensation. e-Business cost of revenues increased to 71.8% of e-business revenues in 2006, from 69% in 2005, an increase of 2.8%. This increase was attributable primarily to onsite wage increases effective January 2006, offshore wage increase effective April 2006, visa filing expenses, cost related to FAS123 (R), cost related to a special dividend of $1.25 per share on restricted stock of $0.05 million and increased offshore headcount.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $16.9 million, or 7% of total consolidated revenues in 2005, to $17.6 million, also 6% of total consolidated revenues in 2006. The $0.7 million increase is attributable principally to revenue from new engagements and increased revenue from SkillBay web portal, totally contributing to $7.5 million partially offset by a net decrease in existing projects in the amount of $4.3 million and by $2.5 million in lost revenues as a result of project completions.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder's fees, and trainee compensation. TeamSourcing cost of revenues decreased to 62.1% of TeamSourcing revenues in 2006, from 71.2% in 2005. The 9.1% decrease in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.

BPO REVENUES. The BPO segment started contributing revenues during 2004. Revenues from this segment were $20.9 million or 8% of total revenues for the year ended 2006 compared to $6.7 million or 3% of total revenues for the year ended 2005. The $14.2 million increase is attributable principally to revenue from new engagements, contributing $8.5 million and net increase in revenues from existing projects by $6.0 million largely offset by $0.3 million in lost revenues as a result of project completion.

BPO COST OF REVENUES. The BPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder's fees, trainee compensation and travel. Cost of revenues for the year ended 2006 increased to 39.9% of the segment's revenues from 37.8% for the year ended December 31, 2005. The 2.1% increase in cost of revenues, as a percent of total BPO revenues, was attributable primarily to increased billable headcount due to increased operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company's Global Development Centers and various offices.

Selling, general, and administrative costs for the year ended December 31, 2006 were $49.4 million or 18.3% of total revenues, compared to $44.9 million or 19.9% of total revenues for the year ended December 31, 2005.

Selling, general and administrative costs for the year ended December 31, 2006 include a one time legal expense related to settlement fees of $0.5 million, provision for doubtful debts of $0.4 million, provision for a claim payable to a customer of $0.4 million, service tax on marketing fees of $0.2 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million.

Selling, general, and administrative costs for the year ended December 31, 2005 include a one-time special performance-based incentive program for sales teams of $0.4 million, compensation expense related to a special dividend of $1.50 per share on restricted stock held by employees of $0.1 million and expense related to allowance for doubtful accounts of $1.1 million.

In addition to the above-described items, the 1.6 percentage point decrease is primarily due to increases in revenue and increases in certain costs during the year ended December 31, 2006 as against the year ended December 31, 2005. The increase in revenue has resulted in an approximately 3.3 percentage point decrease. Cost increases include increase in travel of $0.2 million, depreciation of $1.1 million, rent of $1.9 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.3 million, office expenses of $2.0 million and professional expenses of $0.2 million partially offset by decrease in compensation cost of $0.5 million, marketing cost of $0.1 million and consultancy fees of $0.6 million, which has resulted in an approximately 1.7 percentage point increase.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004.

REVENUES. Net revenues increased to $226.2 million in 2005 from $186.6 million in 2004, representing a 21.2% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is clearly becoming a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. At the beginning of 2004, the Company introduced the Client Partner Program, which enabled better relationships with key customers leading to growth in business. Further, during the year 2005, the Company has introduced Business Unit Heads, which enables better relationship and leadership for each of its Business Units. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2005, increased 41% to 4,465 employees as compared to 3,172 employees as of December 31, 2004. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2005, the Company had approximately 67% of its billable workforce in India as compared to 60% as of December 31, 2004. The top five customers accounted for 45% of the total revenues in 2005, up from 40% of the total revenues in 2004. Moreover, the top 10 customers accounted for 65% of the revenues in 2005 as compared to 61% in 2004.

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

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder's fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 57.7% of Applications Outsourcing revenues in 2005, from 56.2% in 2004. The 1.5% increase in cost of revenues as a percent of revenues was attributable primarily to increased compensation cost associated with a special dividend on restricted stock and a performance- based incentive program for delivery teams, during the three months ended March 31, 2005, contributing an increase of 0.1 %, the salary revision, effective April 1, 2005, in India, contributing an increase of 0.5 %, visa filing expenses, contributing an increase of 0.5 % and increase in offshore headcount, contributing an increase of 1.3 %. These increases were partially offset by a 0.4 % decrease due to write back of leave accruals, related to the change in leave policy in India and a 0.5 % decrease due to reversal of payroll tax provision.

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

E-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder's fees, and trainee compensation. e-Business cost of revenues increased to 69.0% of e-business revenues in 2005, from 61.4% in 2004, an increase of 7.6%. This increase was attributable primarily to compensation cost associated with a special dividend on restricted stock and a performance-based incentive program for delivery teams during the three months ended March 31, 2005 and the salary revision effective April 1, 2005 in India, partially offset by the write back of leave accruals related to the change in leave policy in India.

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

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder's fees, and trainee compensation. TeamSourcing cost of revenues increased to 71.2% of TeamSourcing revenues in 2005, from 63.2% in 2004. The 8.0% increase in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to the higher cost TeamSourcing placements partially offset by net revenues from Skillbay web portal placements.

BPO REVENUES. The BPO segment started contributing revenues during 2004. Revenues from this segment were $6.7 million or 3% of total revenues for the year ended 2005 compared to $1.8 million or 1% of total revenues for the year ended 2004. Also, as of February 1, 2005, the Company signed a joint venture agreement with a large banking institution, which helped it to ramp up its business in the BPO segment.

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

After considering the impact of the above-mentioned items, the decrease in selling, general, and administrative expenses as a percentage of revenue is primarily due to increases in revenue during the year ended December 31, 2005 as against the year ended December 31, 2004, which resulted in an approximately 3.4% decrease partially offset by an increase in: compensation costs of $0.1 million in the USA and India, travel expenses of $0.7 million, depreciation of $1.6 million and rent of $0.6 million towards the BPO offices at the Hiranandani, Mumbai and the Pune facilities in India, consulting charges of $0.3 million, legal expenses of $0.4 million, professional charges of $0.5 million, recruiting expenses of $0.3 million, provision for doubtful debts of $0.1 million, office expenses of $1.4 million, and telecommunication expenses of $0.3 million which resulted in an approximately 2.8% increase.

QUARTERLY RESULTS OF OPERATIONS

Note 17 of the consolidated financial statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2005 and ended December 31, 2006. In the opinion of management, this information has been presented on the same basis as the Company's Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

The Company's cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held by JP Morgan Chase Bank NA for which a triple a rated letter of credit has been provided. Remaining amounts are held by various banking institutions including India-based banks and debt mutual funds in India.

Net cash provided by operating activities was $45.5 million; $36.4 million and $48.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The number of day's sales outstanding in accounts receivable was approximately 56 days, 52 days and 61 days as of December 31, 2006, 2005 and 2004, respectively.

Net cash used in investing activities was $35.3 million for the year ended December 31, 2006. During 2006, the Company invested $132.5 million to purchase short-term investments and $15.5 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $112.7 million.

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

Net cash used in investing activities was $33.1 million for the year ended December 31, 2004. During 2004, the Company invested $94.3 million to purchase short-term investments and $12.0 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $73.2 million.

Net cash used in financing activities in 2006 was $58.8 million, due principally to the dividend distribution of $61.1 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $1.9 million and $0.4 million towards classification, in 2006, of tax benefits on employee stock option exercises in financing activities as required by SFAS No. 123R.

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

The Company has a line of credit with JPMorgan Chase Bank, N.A., which provides for borrowings up to $20.0 million. The line of credit has been renewed and amended and now expires on August 31, 2007. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings under the line of credit at December 31, 2006 and 2005.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's known contractual obligations as of December 31, 2006:

                                                                               ($ '000)
                                                 PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------
                                          LESS THAN                           MORE THAN
    CONTRACTUAL OBLIGATION       TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
    ----------------------      -------   ---------   ---------   ---------   ---------
Long-term debt                  $    --    $    --      $   --      $   --       $--
Capital lease obligations            --         --          --          --        --
Operating leases                 14,913      4,740       8,093       2,080
Purchase obligations              6,992      6,992          --          --        --
Other long-term liabilities
   reflected on the
   Registrant's balance
   sheet under GAAP                  --         --          --          --        --
                                -------    -------      ------      ------       ---
Total                           $21,905    $11,732      $8,093      $2,080       $--
                                =======    =======      ======      ======       ===

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

Effective April 1, 2003 one of the Company's Software Development Units has ceased to enjoy the above-mentioned tax exemption. Two more development units ceased to enjoy the tax exemption on April 1, 2005 and April 1, 2006 respectively. Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from investments and interest income.

The benefit of tax Holiday granted by the Indian authorities was $10.5 million, $11.0 million and $7.6 million for the years 2006, 2005 and 2004, respectively.

On 28th February 2007, the Government of India announced Union Budget for the Financial Year beginning 1st April 2007. Certain changes in the taxes in India have been proposed in this Budget. Some of the changes were with respect to introduction of a Minimum Alternate Tax ("MAT") of 11.33 %, Service tax of 12.36 % on rentals of non-residential property, increase in effective Dividend Distribution Tax from 14.03% to 17 % and Fringe Benefit Tax on Employee Stock Options/Restricted Options. For certain items, detailed rules are awaited.

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2006 the Company had fully invested all the proceeds towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2006, the Company would have accrued taxes of approximately $51.2 million.

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

During the year ended December 31, 2006, 2005 and 2004, the effective income tax rate was 11.9%, 40.3% and 11.4% respectively. The tax rate for the year ended December 31, 2006 is impacted by reversal of tax reserve of $2.0 million. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. The tax rate for the year ended December 31, 2005 was impacted by reversal of tax reserve of $2.6 million, provision for valuation allowance of $1.7 million and the tax related to the repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. During year ended December 31, 2004 the tax rate was impacted by reversal of tax reserve of $1.7 million, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc. Without the above, the effective income tax rate during the year ended December 31, 2004 would have been 17.3%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.6 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India's position in this matter.

Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income tax department has gone into further appeal with the Income Tax Appellate Tribunal against this favorable decision. During May 2006, the Income Tax Appellate Tribunal has dismissed the appeal filed by the Income tax department. The Income tax department has recourse to file further appeal.

A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other three years. Syntel India has gone into further appeal with the Income Tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and 1998-99 and the partially favorable decisions for the other years with the Income Tax Appellate Tribunal.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $4.50 million for the financial years 2001-02 to 2002-03 against which Syntel India has filed the appeals with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India's stand in this matter. During the year, Syntel India has received an order from the Commissioner of Income Tax (Appeals) for the financial year 2001-02 and the contention of Syntel India was partially upheld. Syntel India has gone into further appeal with the Income Tax Appellate Tribunal in relation to the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has also filed further appeal against the relief granted to Syntel India by Commissioner of Income tax (Appeals).

The Income tax department has recently completed the tax scrutiny for financial year 2003-04 and Syntel India has received an order during the month of December 2006. Syntel India has filed an appeal before the Commissioner of Income Tax (Appeals) against the order passed by the Income tax department. Accordingly, Syntel India is not providing for the disputed Indian income tax liabilities aggregating to $2.8 million for the financial year 2003-04.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.10 million, for which Syntel India has filed necessary appeals/ petitions.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company's financial position.

In December 2004, FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2") was issued, providing guidance under SFAS No. 109, "Accounting for Income Taxes" for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including US Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, related to this repatriation during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United State for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2006 the Company had fully invested all the proceeds towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions, upon initial adoption, with any cumulative effect adjustment to be recognized as an adjustment to the retained earnings. The Company will be adopting the provisions of FIN 48 in the first Quarter of 2007.

The Company is still assessing, the impact of the adoption of the FIN 48. Based on a preliminary analysis, the management believes that, adoption of FIN 48 may result, in recording a decrease to retained earnings, between $3 million and $5 million, in the first quarter of 2007. The final analysis will be completed in the first quarter of 2007.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 will have on its financial position, results of operations and liquidity and its related disclosures.

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

INTEREST RATE RISK

The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

                            DECEMBER 31,   DECEMBER 31,
          ASSETS                2006           2005
          ------            ------------   ------------
Cash and cash equivalents      $51,555       $ 99,390
Short-term investments          42,319         21,083
                               -------       --------
Total                          $93,874       $120,473
                               =======       ========

The Company's exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company's investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for our investment portfolio. The Company strives to protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

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

During 2006, the Indian rupee has appreciated by 1.7% as compared to 2005, which has decreased the Company's gross margin by 0.11%. For the year ended December 31, 2006, the Indian rupee denominated cost of revenues and selling, general and administrative cost were 33% and 46%, respectively, which did not have a significant impact.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 68 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Report as well as mirror certifications from senior Management, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of December 31, 2006, our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the consolidated financial statements of Syntel, Inc. and its subsidiaries as of December 31, 2006 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, (1) on our management's assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. From the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled "Proposal 1. Election of Directors" and "Additional information - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 25, 2007 (the "Proxy Statement") is incorporated herein by reference. The information set forth in the section entitled "Executive Officers of the Registrant" in Item 1 of this report is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections entitled "Executive Compensation", "Compensation Disclosure and Analysis" and "Proposal 1. Election of Directors - Compensation of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Equity Compensation Plan Information" in Item 5 of this report is incorporated herein by reference. The information set forth under the caption " Security Ownership of Certain Beneficial Owners and Management" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The Company had no transactions with related persons requiring disclosure under this item. The information set forth in the section entitled "Proposal 1. Election of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Chizek and Company LLC served as the Company's independent auditors for the consolidated financial statements prepared for the years ended December 31, 2006, 2005 and 2004, and all the quarters of 2006, 2005 and 2004 The following table lists the aggregate fees for professional services rendered by Crowe Chizek and Company LLC for all "Audit Fees," "Audit-Related Fees," "Tax Fees," and "All Other Fees" which pertain to the last two years.

                            FISCAL YEAR ENDED
                       ---------------------------
                       DECEMBER 31,   DECEMBER 31,
                           2006           2005
                       ------------   ------------
Audit Fees               $404,329       $306,250
Audit - Related Fees       16,900          8,500
Tax Fees                       --          7,500
All Other Fees             41,620         23,245

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

AUDIT COMMITTEE AUTHORIZATION OF AUDIT AND NON-AUDIT SERVICES

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company's consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2006 and 2005 as required by the Sarbanes-Oxley Act of 2002.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 68 of this Report, which is incorporated herein by reference.

     (a)(2) The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are not applicable, or are adequately explained in the financial statements included in
Part II, Item 8 of this report.

     (a)(3) The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

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

   10.5*      Amended and Restated Stock Option and Incentive Plan, filed as an
              Exhibit to the Registrant's Current Report dated June 1, 2006 and incorporated herein by reference.

   10.6*      Amended and Restated Employee Stock Purchase Plan, filed as an
              Exhibit to the Registrant's Registration Current Report on Form
              8-K dated June 1, 2006 and incorporated herein by reference.

   10.7* Form of Stock Option Agreement, filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

   10.8* [Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

   10.9* Form of Annual Performance Award, filed as an Exhibit to the Registrant's Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

   10.10* Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant's Current
              Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

   10.11* Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant's
              Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

   10.12      Amendment to Credit Agreement dated August 25, 2003, between the
              Registrant and Bank One, NA, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2003, and incorporated herein by reference.

   10.13      Amendment to Credit Agreement dated August 19, 2004, between the
              Registrant and Bank One, NA, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

   10.14      Amendment to Credit Agreement dated August 23, 2005, between the
              Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA, filed as an Exhibit to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

   10.15      Amendment to Credit Agreement dated August 31, 2006, between the
              Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 4, 2006, and incorporated herein by reference.

   10.16      Leave and License Agreement, dated June 11, 2004, between Lake
              View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

   10.17 Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

   10.18      Lease Deed, dated October 6, 2004, between Arihant Foundation and
              Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

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

                                        SYNTEL, INC.


                                        By: /S/ Bharat Desai
                                            ------------------------------------
                                            Bharat Desai, Chairman and
Dated: March 15, 2007                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                          Title                    Date
           ---------                          -----                    ----


/S/ Bharat Desai                  Chairman and Chief              March 15, 2007
-------------------------------   Executive Officer
Bharat Desai                      (Principal Executive Officer)


/S/ Arvind Godbole                Chief Financial Officer         March 15, 2007
-------------------------------   (Principal Financial and
Arvind Godbole                    Accounting Officer)


/S/ Neerja Sethi                  Director and Vice President,    March 15, 2007
-------------------------------   Corporate Affairs
Neerja Sethi


/S/ Paritosh K. Choksi            Director                        March 15, 2007
-------------------------------
Paritosh K. Choksi


/S/ Paul R. Donovan               Director                        March 15, 2007
-------------------------------
Paul R. Donovan


/S/ George R. Mrkonic             Director                        March 15, 2007
-------------------------------
George R. Mrkonic


/S/ Vasant Raval                  Director                        March 15, 2007
-------------------------------
Vasant Raval


/S/ James Swayzee                 Director                        March 15, 2007
-------------------------------
James Swayzee

                                    CONTENTS

                                                                         PAGE(S)
                                                                         -------
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent  Registered  Public  Accounting Firm as of
December 31, 2006 and 2005 and for each of the three years in
the period ended December 31, 2006 ...................................        70

Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting as of December 31, 2006..............        71

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets...........................................        73

Consolidated Statements of Income.....................................        74

Consolidated Statements of Shareholders' Equity.......................        75

Consolidated Statements of Cash Flows.................................        76

Notes to Consolidated Financial Statements............................    77-100

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Syntel, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syntel, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.


Fort Wayne, Indiana                     /s/ Crowe Chizek and Company LLC
March 8, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Syntel, Inc.
Troy, Michigan

We have audited management's assessment, included within item 9A as Management's Report on Internal Control Over Financial Reporting, that Syntel, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntel, Inc's. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Syntel, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Syntel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in

Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntel, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.


Fort Wayne, Indiana                     /s/ Crowe Chizek and Company LLC
March 8, 2007

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2006           2005
                                                     ------------   ------------
   ASSETS
Current assets:
   Cash and cash equivalents                           $ 51,555       $ 99,390
   Short-term investments                                42,319         21,083
   Accounts receivable, net of allowance for
      doubtful accounts of $2,828 and $ 2,575 at
      December 31, 2006 and 2005, respectively           33,706         27,907
   Revenue earned in excess of billings                  11,947          8,366
   Deferred income taxes and other current assets        13,983         10,003
                                                       --------       --------
      Total current assets                              153,510        166,749
Property and equipment                                   69,672         54,690
   Less accumulated depreciation and amortization        31,358         25,504
                                                       --------       --------
      Property and equipment, net                        38,314         29,186
Goodwill                                                    906            906
Deferred income taxes and other non current assets        4,959          1,320
                                                       --------       --------
   TOTAL ASSETS                                        $197,689       $198,161
                                                       ========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   LIABILITIES
Current liabilities:
   Accounts payable                                    $  7,559       $  6,890
   Accrued payroll and related costs                     20,034         15,906
   Income taxes payable                                   2,732          9,809
   Accrued liabilities                                    9,244          7,446
   Deferred revenue                                       5,960          3,356
   Dividends payable                                      2,418          2,476
                                                       --------       --------
      Total current liabilities                          47,947         45,883

   SHAREHOLDERS' EQUITY
Common Stock, no par value per share,
   100,000,000 shares authorized; 40,914,676 and
      40,679,481 shares issued and outstanding at
      December 31, 2006 and 2005, respectively                1              1
Restricted stock,
   299,584 and 268,630 shares issued and
      outstanding at December 31, 2006 and 2005,
      respectively                                        3,390          1,942
Additional paid-in capital                               63,373         60,460
Accumulated other comprehensive income                    3,679            853
Retained earnings                                        79,299         89,022
                                                       --------       --------
      Total shareholders' equity                        149,742        152,278
                                                       --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $197,689       $198,161
                                                       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2006       2005       2004
                                                 --------   --------   --------
Net revenues                                     $270,229   $226,189   $186,573
Cost of revenues                                  167,980    135,043    107,120
                                                 --------   --------   --------
      Gross profit                                102,249     91,146     79,453
Selling, general and administrative expenses       49,374     44,917     36,999
                                                 --------   --------   --------
      Income from operations                       52,875     46,229     42,454
Other income, principally interest                  4,894      4,592      3,773
                                                 --------   --------   --------
      Income before income taxes                   57,769     50,821     46,227
Income taxes                                        6,853     20,500      5,253
                                                 --------   --------   --------
   Net income                                    $ 50,916   $ 30,321   $ 40,974
                                                 ========   ========   ========
CASH DIVIDENDS PER SHARE                         $   1.49   $   1.74   $   0.24

EARNINGS PER SHARE:
   Basic                                         $   1.25   $   0.75   $   1.02
   Diluted                                       $   1.24   $   0.75   $   1.01

   Weighted average common shares outstanding:
   Basic                                           40,819     40,528     40,216
   Diluted                                         41,095     40,651     40,469

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  ACCUMULATED OTHER
                                                                                                    COMPREHENSIVE
                                                                                                    INCOME (LOSS)
                                                                                              ------------------------
                                                                                                             FOREIGN
                                       COMMON STOCK   RESTRICTED STOCK  ADDITIONAL             UNREALIZED    CURRENCY       TOTAL
                                      --------------  ----------------    PAID-IN   RETAINED   INVESTMENT  TRANSLATION  SHAREHOLDERS
                                      SHARES  AMOUNT   SHARES   AMOUNT    CAPITAL   EARNINGS  GAIN/(LOSS)   ADJUSTMENT     EQUITY
                                      ------  ------   ------  -------  ----------  --------  -----------  -----------  ------------
BALANCE, JANUARY 1, 2004              40,016    $1        --   $    --   $54,038    $ 97,848    $  813       $   706      $153,406
Net income                                                                            40,974                                40,974
Unrealized (loss) on investments,
   net of tax                                                                                     (267)                       (267)
Translation adjustments                                                                                        2,214         2,214
                                                                                    --------    ------       -------      --------
Total comprehensive income                                                            40,974      (267)        2,214        42,921
                                                                                    --------    ------       -------      --------
Common stock repurchases                (100)                             (1,479)                                           (1,479)
Employee stock purchase plan              73                               1,021                                             1,021
Exercised stock options                  265                               2,118                                             2,118
Tax benefit on stock options
   exercised                                                               1,410                                             1,410
Restricted stock                                         319     5,838                                                       5,838
Forfeiture of restricted stock                           (22)     (410)                                                       (410)
Unearned compensation related to
   restricted stock                                             (4,600)                                                     (4,600)
Warrants issued as sales incentive
   converted into common stock             3                                  77                                                77
Dividends, $0.24 per share                                                            (9,660)                               (9,660)
                                      ------   ---      ----   -------   -------    --------    ------       -------      --------
BALANCE, DECEMBER 31, 2004            40,257     1       297       828    57,185     129,162       546         2,920       190,642
                                      ------   ---      ----   -------   -------    --------    ------       -------      --------
Net income                                                                            30,321                                30,321
Unrealized gain on investments, net
   of tax                                                                                          (70)                        (70)
Translation adjustments                                                                                       (2,543)       (2,543)
                                                                                    --------    ------       -------      --------
Total comprehensive income                                                            30,321       (70)       (2,543)       27,708
                                                                                    --------    ------       -------      --------
Common stock repurchases                 (35)                               (676)                                             (676)
Employee stock purchase plan              63                                 945                                               945
Exercised stock options                  362                               2,472                                             2,472
Tax benefit on stock options
   exercised                                                                 534                                               534
Restricted stock                          32              55       891                                                         891
Forfeiture of restricted stock                           (84)   (1,208)                                                     (1,208)
Unearned compensation related to
   restricted stock                                              1,431                                                       1,431
Dividends, $1.74 per share                                                           (70,461)                              (70,461)
                                      ------   ---      ----   -------   -------    --------    ------       -------      --------
BALANCE, DECEMBER 31,2005             40,679     1       268     1,942    60,460      89,022       476           377       152,278
                                      ------   ---      ----   -------   -------    --------    ------       -------      --------
Net income                                                                            50,916                                50,916
Unrealized gain on investments, net
   of tax                                                                                        2,173                       2,173
Translation adjustments                                                                                          653           653
                                                                                    --------    ------       -------      --------
Total comprehensive income                                                            50,916     2,173           653        53,742
                                                                                    --------    ------       -------      --------
Employee stock purchase plan              47                                 375                                               375
Exercised stock options                  165                               1,540                                             1,540
Share based compensation expense                                             603                                               603
Tax benefit on stock options
   exercised                                                                 395                                               395
Restricted stock activity                 24              31     1,448                                                       1,448
Dividends, $1.49 per share                                                           (60,639)                              (60,639)
                                      ------   ---      ----   -------   -------    --------    ------       -------      --------
BALANCE, DECEMBER 31,2006             40,915    $1       299   $ 3,390   $63,373    $ 79,299    $2,649       $ 1,030      $149,742
                                      ------   ---      ----   -------   -------    --------    ------       -------      --------

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                2006       2005       2004
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 50,916   $ 30,321   $ 40,974

   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization                              6,055      4,852      3,024
      Bad debt provisions / (credits)                              376      1,564        400
      Realized gains on sales of short term investments           (641)    (1,383)    (2,049)
      Deferred income taxes                                       (459)       890      1,101
      Stock warrants sales incentive                                --         --         77
      Compensation expense related to restricted stock           1,857      1,596        884
      Share based compensation expense                             603         --         --
      Tax benefit on stock option exercised                         --        534      1,409
      Changes in assets and liabilities:
         Accounts receivable and revenue earned in excess
            of billing                                          (6,912)    (6,446)      (469)
         Other current assets                                   (7,294)    (4,191)      (300)
         Accrued payroll and other liabilities                     (63)    10,621      2,637
         Deferred revenues                                       1,082     (1,921)       783
                                                              --------   --------   --------
   Net cash provided by operating activities                    45,520     36,437     48,471
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                         (15,544)   (16,392)   (12,017)

   Purchase of short- term investments:
   Investments in mutual funds                                 (57,563)   (23,484)   (72,825)
   Investments in term deposits with banks                     (74,894)    (4,434)   (21,516)
   Proceeds from sales of short term investments:
   Proceeds from sales of mutual funds                          61,938     43,255     65,866
   Maturities of term deposits with banks                       50,791     22,682      7,394
                                                              --------   --------   --------
   Net cash provided by (used in) investing activities         (35,272)    21,627    (33,098)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                 1,915      3,417      3,140
      Tax benefit on stock option exercised                        395         --         --
      Common stock repurchases                                      --       (676)    (1,479)
      Dividends paid                                           (61,100)   (70,901)    (9,685)
                                                              --------   --------   --------
   Net cash used in financing activities                       (58,790)   (68,160)    (8,024)
                                                              --------   --------   --------
Effect of foreign currency exchange rate changes on cash           707        344     (1,061)
                                                              --------   --------   --------
   Change in cash and cash equivalents                         (47,835)    (9,752)     6,288
Cash and cash equivalents, beginning of year                    99,390    109,142    102,854
                                                              --------   --------   --------
Cash and cash equivalents, end of year                        $ 51,555   $ 99,390   $109,142
                                                              ========   ========   ========
Noncash investing and financing activities:
   Cash dividends declared but unpaid                         $  2,418   $  2,476   $  2,433
   Stock warrants                                                   --         --         77
Cash paid for income taxes                                      13,145     19,134      5,543

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Syntel, Inc. and subsidiaries (individually and collectively "Syntel" or the "Company") provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial and banking sector, insurance, manufacturing, healthcare, transportation, retail, and information/communication industries. The Company's reportable operating segments consist of Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing (BPO).

Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers' business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. These services may be provided on either a time-and-material basis or on a fixed-price basis.

Through e-Business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, as well as partnership arrangements with leading software firms, to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed price basis, in which the Company assumes responsibility for management of the engagement.

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

Through BPO, Syntel provides custom outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon(TM) to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

2.   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Syntel, Inc. ("Syntel"), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

- Syntel Limited ("Syntel India"), an Indian limited liability company formerly known as Syntel (India) Limited.;

- Syntel Singapore PTE. Limited. ("Syntel Singapore"), a Singapore limited liability company;

- Syntel Europe, Limited. ("Syntel U.K."), a United Kingdom limited liability company;

-    Syntel Canada Inc. ("Syntel Canada"), an Ontario limited liability company;

- Syntel Deutschland GmbH ("Syntel Germany"), a German limited liability company;

- Syntel Hong Kong Limited. ("Syntel Hong Kong"), a Hong Kong limited liability company;

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

- Syntel Consulting Inc ("Syntel Consulting"), a Michigan limited liability company;

- Syntel Sterling BestShores (Mauritius) Limited ("SSBML"), a Mauritius limited liability company; and

- Syntel Worldwide (Mauritius) Limited ("Syntel Worldwide"), a Mauritius limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware LLC (as of December 31,
2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

- State Street Syntel Services (Mauritius) Limited. ("SSSSML"), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly owned subsidiary of SSSSML is:

- Syntel Sourcing Private Limited. ("Syntel Sourcing"), an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

- Syntel International Private Limited. ("Syntel International"), an Indian limited liability company; and

- Syntel Global Private Limited. ("Syntel Global"), an Indian limited liability company.

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

STOCK-BASED EMPLOYEE COMPENSATION PLANS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment," utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method to account for its employee stock option plans (ESOP Plans) and employee stock purchase plan (ESPP Plans) in accordance with the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and Related Interpretations ("APB No. 25"), as allowed by SFAS No. 123 and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, no stock-based employee compensation cost was recognized on account of ESOP and ESPP plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. In accordance with the transitional provisions of SFAS No. 123R, operating results for 2005 and 2004 have not been restated. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.

CASH AND CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, approximately $13.9 million and $60.8 million respectively, represent corporate bonds and treasury notes held by JPMorgan Chase Bank, N.A., for which "AAA" rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

The Company's customer base consists primarily of Global 2000 companies and, accordingly, accounts receivable are not exposed to significant credit risk. The Company establishes an allowance for doubtful accounts for known and inherent collection risks related to its accounts receivable. The estimation of the allowance is primarily based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

SHORT-TERM INVESTMENTS

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

LONG-LIVED ASSETS (OTHER THAN GOODWILL)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes no assets were impaired at December 31, 2006 and 2005.

OTHER INCOME

Other income includes interest and dividend income, gains and losses from sale of securities and other investments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:

                                              YEARS
                                          -------------
Office Building                                 30
Computer equipment and software                  3
Furniture, fixtures and other equipment          7
Vehicles                                         3
Leasehold improvements                    Life of lease
Leasehold land                            Life of lease

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $6.1 million, $4.9 million and $ 3.1 million, respectively.

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

During 2006, the Company has reversed $2.0 million of the accrual for income taxes related to the year 2002 and credited it to the current year's income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year is credited to the current year's income tax provision.

During 2006, the Company provided $0.4 million towards allowance for doubtful accounts. At December 31, 2006 the allowance for doubtful accounts was $2.8 million. These estimates are based on management's assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2006 had an after-tax impact of increasing the diluted earnings per share for the year ended December 31, 2006 by $0.04 per share.

During 2005, the Company has reversed $2.6 million of the accrual for income taxes related to the year 2001 and credited it to the current year's income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company's assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management's estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year is credited to the current year's income tax provision.

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

The revisions in estimates during 2005 had an after-tax impact of increasing the diluted earnings per share for the year ended December 31, 2005 by $0.01 per share.

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

The revisions in estimates during 2004 had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2004 by $0.05 per share.

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

EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel's U.S. payroll. Eligible employees may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plans. The Company may make contributions to the plan at the discretion of our Board of Directors; however, through December 31, 2006, no contributions have been made.

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

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the "Gratuity Plan") covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee's salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $1.3 million and $1.1 million as of December 31, 2006 and 2005, respectively, and are included within 'Accrued payroll and related costs'.

VACATION PAY

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $2.3 million; $0.64 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004 respectively.

The amounts accrued for unutilized earned leave are $ 5.0 million and $3.7 million as of December 31, 2006 and December 31, 2005, respectively, and are included within 'Accrued payroll and related costs'.

During the year ended December 31, 2005, Syntel Limited had changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 150 days to 60 days. The balance exceeding the maximum permissible accumulation was compulsorily encashed at basic salary. Accordingly, an amount of $0.51 million was paid at basic salary and $1.14 million representing the difference between the basic salary and gross compensation rates was reversed.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions, upon initial adoption, with any cumulative effect adjustment to be recognized as an adjustment to the retained earnings. The Company will be adopting the provisions of FIN 48 in the first Quarter of 2007.

The Company is still assessing, the impact of the adoption of the FIN 48. Based on a preliminary analysis, the management believes that, adoption of FIN 48 may result, in recording a decrease to retained earnings, between $3 million and $5 million, in the first quarter of 2007. The final analysis will be completed in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact; SFAS No. 157 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

3.   SHORT-TERM INVESTMENTS

     Short-term investments included the following at December 31, 2006 and 2005:

                                2006      2005
                              -------   -------
                                (In thousands)
Investments in mutual funds
   at carrying value          $13,543   $16,814
Term deposits with banks       28,776     4,269
                              -------   -------
Total                         $42,319   $21,083
                              -------   -------

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows:

                              2006      2005      2004
                            -------   -------   -------
                                   (In thousands)
Cost                        $12,934   $16,275   $35,456
Unrealized gain, net            609       539       650
                            -------   -------   -------
Carrying value              $13,543   $16,814   $36,106
                            -------   -------   -------
Gross realized gains        $   641   $ 1,383   $ 2,049
Gross realized losses            --        --        --
Dividend income                  --        --        --
Proceeds on sale of short
   term investments          61,938    43,255    65,866
Purchase of short term
   investments               57,563    23,484    72,825

     Investment in term deposits with banks included the following at December 31, 2005 and 2004:

                                2006      2005      2004
                              -------   -------   -------
                                     (In thousands)
Cost                          $28,776   $ 4,269   $22,793
                              -------   -------   -------
Maturities of term deposits   $50,791   $22,682   $ 7,394
Purchase of term deposits      74,894     4,434    21,516

4.   REVENUE EARNED IN EXCESS OF BILLINGS AND DEFERRED REVENUE

     Revenue earned in excess of billings consists of:

                               2006     2005
                             -------   ------
                              (In thousands)
Unbilled revenue for time
   and material projects     $ 9,862   $3,027
Unbilled revenue for fixed
   price projects              2,085    5,339
                             -------   ------
                             $11,947   $8,366
                             -------   ------

     Deferred revenue consists of:

                                               2006     2005
                                              ------   ------
                                               (In thousands)
Deferred revenue on uncompleted fixed price
   development contracts                      $4,464   $3,087
Advance billing on application management
   and support contracts                          47      195
Advances received from customer towards
   future billing                              1,333       --
Other deferred revenue                           116       74
                                              ------   ------
                                              $5,960   $3,356
                                              ======   ======

5.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2006 and 2005 is summarized as follows:

                                            2006      2005
                                          -------   -------
                                            (IN THOUSANDS)
Office building                           $ 7,586   $    --
Computer equipment and software            28,009    21,387
Furniture, fixtures and other equipment    21,487    11,947
Vehicles                                      455     1,050
Leasehold improvements                      2,821     1,765
Leasehold land                              1,965     1,828
Residential property                          282        --
Capital advances / work in progress         7,067    16,713
                                          -------   -------
                                           69,672    54,690
Less accumulated depreciation and
   amortization                            31,358    25,504
                                          -------   -------
                                          $38,314   $29,186
                                          =======   =======

6.   LINE OF CREDIT

The Company has a line of credit with JPMorgan Chase Bank, N.A., which provides for borrowings up to $20.0 million ($15.0 million at December 31, 2005). The line of credit has been renewed and amended and now expires on August 31, 2007. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank's prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings under the line of credit at December 31, 2006 and 2005.

7.   LEASES

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2006 are as follows:

       (In thousands)
       --------------
2007       $ 4,740
2008         5,409
2009         2,684
2010         1,542
2011           538
           -------
           $14,913
           =======

     Total rent expense amounted to approximately $4.7 million; $2.9 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

8.   INCOME TAXES

     Income before income taxes for the Company's U. S. and foreign operations was as follows:

                                           2006      2005      2004
                                         -------   -------   -------
                                                (In thousands)
U. S.                                    $16,480   $18,410   $12,147
Foreign                                   41,289    32,411    34,080
                                         -------   -------   -------
                                         $57,769   $50,821   $46,227
                                         =======   =======   =======

     Income taxes consisted of the following:

                                           2006      2005      2004
                                         -------   -------   -------
                                                (In thousands)
Current
   Federal                                $3,483   $ 7,382    $1,672
   State                                     636     1,346       305
   Foreign                                 3,193    10,882     2,175
                                          ------   -------    ------
      Total current provision              7,312    19,610     4,152
                                          ------   -------    ------
   Deferred
      Federal                                (21)      931       221
      State                                   (5)      170        40
      Foreign                               (433)     (211)      840
                                          ------   -------    ------
         Total deferred provision
            (benefit)                       (459)      890     1,101
                                          ------   -------    ------
      Total provision for income taxes    $6,853   $20,500    $5,253
                                          ======   =======    ======

     The components of the net deferred tax asset are as follows:

                                                      2006      2005
                                                    -------   -------
                                                      (In thousands)
Deferred tax assets
   Impairment of investments and capitalized
      development costs                             $ 1,814   $ 1,814
   Valuation Allowance                               (1,664)   (1,664)
   Property, plant and equipment                        273        71
   Accrued expenses and allowances                    2,999     2,235
   Advanced billing receipts                            676       835
                                                    -------   -------
Total deferred tax assets                             4,098     3,291
                                                    -------   -------
   Deferred tax liabilities
      Provision for branch tax on dividend
         equivalent in India                         (1,819)   (1,089)
   Provision for tax on unrealized gains in India       (75)      (63)
                                                    -------   -------
Total deferred tax liabilities                       (1,894)   (1,152)
                                                    -------   -------
Net deferred tax assets                             $ 2,204   $ 2,139
                                                    =======   =======

     Balance sheet classification of the net deferred tax asset is summarized as follows:

                                               2006     2005
                                              ------   ------
                                               (In thousands)
Deferred tax asset, current                   $2,313   $2,139
Deferred tax asset (liability), non-current     (109)      --
                                              ------   ------
                                              $2,204   $2,139
                                              ======   ======

     During 2001, the Company had recorded deferred tax assets related to tax benefits on write-off of certain investments. In 2005 the Company created a valuation allowance of $1.7 million against these deferred tax assets, as these tax benefits are not expected to be recognized.

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

     Effective April 1, 2003 one of the Company's Software Development Units has ceased to enjoy the above-mentioned tax exemption. Two more development units ceased to enjoy the tax exemption on April 1, 2005 and April 1, 2006 respectively. Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from investments and interest income.

     The benefit of the tax Holiday granted by the Indian authorities was $10.5 million, $11.0 million and $ 7.6 million for the years 2006, 2005 and 2004, respectively.

     On 28th February 2007, the Government of India announced Union Budget for the Financial Year beginning 1st April 2007. Certain changes in the taxes in India have been proposed in this Budget. Some of the changes were with respect to introduction of a Minimum Alternate Tax ("MAT") of 11.33 %, Service tax of 12.36 % on rentals of non-residential property, increase in effective Dividend Distribution Tax from 14.03% to 17 % and Fringe Benefit Tax on Employee Stock Options/Restricted Options. For certain items, detailed rules are awaited.

     The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge for this dividend of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2006 the Company had fully invested all the proceeds towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

     The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2006, the Company would have accrued taxes of approximately $ 51.2 million.

     The following table accounts for the differences between the actual effective tax rate and the statutory U. S. federal income tax rate of 35%:

                                         2006    2005    2004
                                        -----   -----   -----
Statutory rate                           35.0%   35.0%   35.0%
State taxes, net of federal benefit       1.1%    1.3%    1.0%
Tax-free investment income               (0.5%)  (0.2%)  (0.4%)
Foreign effective tax rates different
   from US Statutory Rate               (20.2%) (18.3%) (19.3%)
Tax reserves                             (3.5%)  (5.0%)  (3.8%)
Valuation allowance                       0.0%    3.2%    0.0%
Tax on repatriation                       0.0%   24.2%    0.0%
Other, net                                0.0%    0.0%   (1.1%)
                                        -----   -----   -----
Effective income tax rate                11.9%   40.3%   11.4%
                                        =====   =====   =====

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

     During the years ended December 31, 2006, 2005 and 2004, the effective income tax rate was 11.9%, 40.3% and 11.4%, respectively. The tax rate for the year ended December 31, 2006 was impacted by reversal of $2.0 million of the accrual of income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. The tax rate for the year ended December 31, 2005 was impacted by reversal of $2.6 million of the accrual for income taxes related to the year 2001, provision for valuation allowance of $1.7 million and the tax related to the repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. During year ended December 31, 2004 the tax rate was impacted by reversal of $1.7 million of the accrual for income taxes related to the year 2000, tax credit of $0.5 million in Syntel India and the research and development tax credit of $0.5 million in Syntel Inc. Without the above, the effective income tax rate for the year ended

     December 31, 2004 would have been 17.3%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

     Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.6 million for the financial years 1995-96 to 2001-02. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India's position in this matter.

     Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income tax department has gone into further appeal with the Income Tax Appellate Tribunal against this favorable decision. During May 2006, the Income tax Appellate Tribunal has dismissed the appeal filed by the Income tax department. The Income tax department has recourse to file further appeal.

     A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the Income Tax Appellate Tribunal. Syntel India has also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98 and 2000-01 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other three years. Syntel India has gone into further appeal with the Income Tax Appellate Tribunal for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and 1998-99 and the partially favorable decisions for the other years with the Income Tax Appellate Tribunal.

     Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $ 4.5 million for the financial years 2001-02 to 2002-03 against which Syntel India has obtained opinions from independent legal counsels, which support Syntel India's stand in the matter. During the year ended December 31, 2006, Syntel India has received an order from the Commissioner of Income tax (Appeals) for the financial year 2001-02 and the contention of Syntel India was partially upheld. Syntel India has gone into further appeal with the Income Tax Appellate Tribunal in relation to the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has also filed further appeal against the relief granted to Syntel India by Commissioner of Income Tax (Appeals).

     The Income tax department has recently completed the tax scrutiny for financial year 2003-04 and Syntel India received an order during December 2006. Syntel India has filed an appeal before the Commissioner of Income Tax (Appeals) against the order passed by the Income tax department. Accordingly, Syntel India is not providing for the disputed Indian income tax liabilities aggregating to $2.8 million for the financial year 2003-04.

     Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.10 million, for which Syntel India has filed necessary appeals/ petitions.

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

9.   EARNINGS PER SHARE

     The reconciliation of earnings per share computations for the years 2006, 2005, and 2004 are as follows:

                                            2006              2005              2004
                                      ---------------   ---------------   ---------------
                                                 Per               Per               Per
                                      Shares    Share   Shares    Share   Shares    Share
                                      ------   ------   ------   ------   ------   ------
                                             (In thousands, except per share data)
Basic earnings per share (1)          40,819   $ 1.25   40,528   $ 0.75   40,216   $ 1.02
Potential dilutive effect of stock
   options and warrants outstanding      276    (0.01)     123    (0.00)     253    (0.01)
                                      ------   ------   ------   ------   ------   ------
                                      41,095   $ 1.24   40,651   $ 0.75   40,469   $ 1.01
                                      ======   ======   ======   ======   ======   ======

(1)  Represents weighted average number of common shares

     As of December 31, 2006, 2005 and 2004, stock options to purchase 9,500, 66,700 and 135,700 shares of Common Stock, respectively, at a weighted average price per share of $26.89, $24.55 and $24.13 respectively, were outstanding but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was anti-dilutive.

10.  DIVIDEND

     The Board of Directors at its meeting on August 14, 2006 declared a special cash dividend of $1.25 per share payable to Syntel shareholders of record at the close of business on August 31, 2006. The dividend was paid on September 14, 2006. The Board of Directors declared and paid a special cash dividend of $1.50 per share in March 2005.

     In addition, the Company has paid quarterly cash dividends of $0.06 per share during 2006, 2005 and 2004

     Per share cash dividends paid in 2006, 2005 and 2004 were $1.49, $1.74 and $0.24, respectively.

11.  STOCK COMPENSATION PLANS

     SHARE BASED COMPENSATION:

     The Company originally established a Stock Option and Incentive Plan in 1997 (the "1997 Plan"). On June 1, 2006 the Company adopted the Ammended and Restated Stock Option and Incentive Plan (the "Stock Option Plan"), which amended and extended the 1997 Plan. Under the plans, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under the Stock Option Plan are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. The Company grants the options at the fair market value on the date of grant of the options.

     The shares issued upon the exercise of the options are generally new share issues. In some instances the shares are issued out of treasury stock purchased from the market.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment," utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

     Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method to account for its employee stock option plans (ESOP Plans) and employee stock purchase plan (ESPP Plans) in accordance with the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and Related Interpretations ("APB No. 25"), as allowed by SFAS No. 123 and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, no stock-based employee compensation cost was recognized on account of ESOP and ESPP plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. In accordance with the transitional provisions of SFAS No. 123R, operating results for 2005 and 2004 have not been restated. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.

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

     On different dates during the years ended December 31, 2006 and 2005 the Company issued 16,536 and 54,806 shares respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting of shareholders to the date of the following annual meeting.

     In addition to the shares of restricted stock described above, on different dates during the year ended December 31, 2006 the Company issued another 66,250 shares of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

     During the year ended December 31, 2006, the Company issued 142,500 shares of performance-restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of 5 years (at each anniversary) in equal installments, subject to meeting the above pre-defined criteria's of overall annual performance and achievement of the long-term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achievement of the overall annual performance in the given year. However the stock linked to achievement of the long term goal would roll over into a common pool and would lapse only on the non-achievement of the long term goal on or prior to the end of fiscal year 2012.

     Based upon the market value on the grant dates, the Company recorded $5.84 million during the three months ended June 30, 2004, $0.01 million and $0.89 million during the year ended December 31, 2006 and 2005 respectively of share compensation included as a separate component of shareholders' equity to be expensed over the service period on a straight line basis. During the years ended December 31, 2006, 2005 and 2004 the Company reversed $0.14 million, $1.21 million and $0.41 million respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $1.45 million, $1.11 million and $0.83 million respectively, as compensation cost on account of these stock grants.

     The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the year ended December 31, 2006 and 2005, the Company recorded $0.4 million and $0.48 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

     For the restricted stock issued during the years ended December 31, 2005 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

     IMPACT OF THE ADOPTION OF SFAS NO. 123R

     The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the year ended December 31, 2006 was as follows (in thousands):

Cost of revenues                               $266
Selling, general and administrative expenses    337
                                               ----
                                               $603
                                               ====

     Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $1.92 million, $3.42 million and $3.14 million, respectively. New shares were issued for all options exercised during the year ended December 31, 2006. Prior to the adoption of SFAS No. 123R, the intrinsic values of restricted stock were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of SFAS No. 123R in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

     As of December 31, 2006, the estimated compensation cost of non-vested options (excluding restricted stock) is $ 0.14 million to be vested mainly over the next two years.

     VALUATION ASSUMPTIONS

     We calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

                               YEAR ENDED DECEMBER 31,
                             ---------------------------
                               2006      2005      2004
                             -------   -------   -------
Assumptions
   Risk free interest rate     4.63%     4.60%     3.72%
   Expected life             5 years   5 years   5 years
   Expected volatility        65.19%    68.08%    71.94%
   Expected dividend yield     5.56%     8.35%     1.37%

     Our computation of expected volatility for the year ended December 31, 2006 is based on a combination of historical volatility from exercised options on our stock. Prior to 2006 also, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

     SHARE-BASED PAYMENT AWARD ACTIVITY

     The following table summarizes activity under our equity incentive plans for the year ended December 31, 2006:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                       WEIGHTED    REMAINING       AGGREGATE
                                                        AVERAGE   CONTRACTUAL      INTRINSIC
                                           NUMBER OF   EXERCISE     TERM (IN         VALUE
                                            OPTIONS      PRICE       YEARS)     (IN THOUSANDS)
                                           ---------   --------   -----------   --------------
Outstanding at January 1, 2006              438,251     $12.28
   Granted                                       --         --
   Exercised                                163,985       9.40
   Forfeited                                 41,300      18.95
   Expired / Cancelled                       24,097      13.64
                                            -------     ------
OUTSTANDING AT DECEMBER 31, 2006            208,869     $13.07        4.78          $2,870
                                            -------     ------        ----          ------
OPTIONS EXERCISABLE AT DECEMBER 31, 2006    177,569     $15.08        4.41          $2,678
                                            -------     ------        ----          ------

     The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $3.81, $2.36 and $5.78, respectively. The aggregate intrinsic value of options exercised, during the years ended December 31, 2006, 2005 and 2004 was $1.54 million, $2.12 million and $2.47 million, respectively. The aggregate fair value of shares vested, during the years ended December 31, 2006, 2005 and 2004 was $0.33 million, $0.90 million and $0.98 million, respectively.

     PRO FORMA INFORMATION FOR PERIODS PRIOR TO THE ADOPTION OF FAS 123R

     Prior to the adoption of FAS No. 123R, we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

     The pro forma information for the year ended December 31, 2005 and 2004 was as follows (in thousands, except per share amounts):

                                                 Year Ended
                                                December 31
                                             -----------------
                                               2005      2004
                                             -------   -------
                                               (In thousands,
                                             except per share
                                                   data)
Net income as reported                       $30,321   $40,974
   Add, stock- based compensation expenses
      recognized in statement of income,
      net of tax                               1,384       713
   Deduct, stock- based compensation
      expense determined under the fair
      value method, net of tax                (1,704)   (1,642)
                                             -------   -------
   Pro forma net income                      $30,001   $40,045
                                             =======   =======

Earnings per share as reported
   Basic                                     $  0.75   $  1.02
   Diluted                                      0.75      1.01
Earnings per share, pro forma
   Basic                                     $  0.74   $  1.00
   Diluted                                      0.74      0.99
Weighted average common shares outstanding
   Basic                                      40,528    40,216
   Diluted                                    40,651    40,469
Estimated fair value of options granted      $  2.36   $  5.78

12.  COMMITMENTS & CONTINGENCIES

     As of December 31, 2006, Syntel's subsidiaries have commitments for capital expenditures (net of advances) of $7 million primarily related to the technology Campus being constructed at Pune, India and acquisition of residential property in Mumbai, India.

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

13.  EMPLOYEE BENEFIT PLANS

     Provident Fund Contribution expense recognized by Syntel India was $ 1.05 million; $0.66 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Expense recognized by Syntel India under the Gratuity Plan was $ 0.5 million; $0.47 million and $0.02 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14.  ALLOWANCES FOR DOUBTFUL ACCOUNTS

     The movement in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

                                 2006      2005      2004
                               -------   -------   -------
                                      (In thousands)
Balance, beginning of year     $2,575    $1,213    $  809
Provisions (reductions), net      376     1,564       400
Write-offs                       (123)     (202)      (27)
Others                             --        --        31
                               ------    ------    ------
Balance, end of year           $2,828    $2,575    $1,213
                               ------    ------    ------

15.  SEGMENT REPORTING

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

     Through BPO, Syntel provides outsourced solutions for a client's business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon(TM) to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

     The accounting policies of the segments are the same as those presented in Note - 2. Management allocates all corporate expenses to the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment.

                                                 2006       2005       2004
                                               --------   --------   --------
                                                       (In Thousands)
Net Revenues
   Applications Outsourcing                    $194,474   $171,331   $143,007
   e-Business                                    37,251     31,210     29,249
   TeamSourcing                                  17,631     16,953     12,480
   BPO                                           20,873      6,695      1,837
                                               --------   --------   --------
                                                270,229    226,189    186,573
Gross Profit
   Applications Outsourcing                      72,502     72,411     62,696
   e-Business                                    10,506      9,687     11,302
   TeamSourcing                                   6,690      4,886      4,598
   BPO                                           12,551      4,162        857
                                               --------   --------   --------
                                                102,249     91,146     79,453
Selling, general and administrative expenses     49,374     44,917     36,999
                                               --------   --------   --------
INCOME FROM OPERATIONS                         $ 52,875   $ 46,229   $ 42,454
                                               ========   ========   ========

     The Company's largest customer in 2006, 2005 and 2004 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $49.6 million, $36.2 million and $29.4 million, contributing approximately 18%, 16% and 16% of total consolidated revenues during 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004 accounts receivable, from this customer were $2.7, $1.1 and $1.5 million respectively. All revenue from this customer was generated in the Applications Outsourcing segment.

16.  GEOGRAPHIC INFORMATION

     Customers of the Company are primarily situated in the United States. Net revenues and net income (loss) from each geographic location were as follows:

                                                            2006        2005        2004
                                                         ---------   ---------   ---------
                                                                   (In thousands)
Net revenues
   North America, primarily United States                $ 258,175   $ 205,376   $167,240
   India                                                   131,372     113,571     90,230
   UK                                                       12,099      12,119     13,410
   Far East, primarily Singapore                               795       1,090      1,501
   Germany                                                     708       1,540      2,692
   Mauritius                                                 4,632         931         --
   Inter-company revenue elimination (primarily India)    (137,552)   (108,438)   (88,500)
                                                         ---------   ---------   --------
   Net revenues                                          $ 270,229   $ 226,189   $186,573
                                                         =========   =========   ========
Net income (loss)
   North America, primarily United States                $  14,819   $   9,394   $ 10,459
   India                                                    35,045      19,737     28,831
   UK                                                        1,558       1,667      1,732
   Far East, primarily Singapore                               (55)         27        194
   Germany                                                    (228)       (472)      (242)
   Mauritius                                                  (223)        (32)        --
                                                         ---------   ---------   --------
   Net Income                                            $  50,916   $  30,321   $ 40,974
                                                         =========   =========   ========
Assets, December 31
   North America, primarily United States                $  71,829   $ 107,143   $110,613
   India                                                    80,746      58,815    106,014
   UK                                                       14,680      10,019      8,892
   Far East, primarily Singapore                               494         555        560
   Germany                                                     651       1,136        889
   Mauritius                                                29,289      20,493         --
                                                         ---------   ---------   --------
      Total assets                                       $ 197,689   $ 198,161   $226,968
                                                         =========   =========   ========

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter were as follows:

                                                First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter   Full Year
                                               -------   -------   -------   -------   ---------
                                                     (In thousands, except per share data)
2006
Net revenues                                   $63,496   $64,410   $69,217   $73,106   $270,229
Cost of revenues                                39,162    41,470    42,635    44,713    167,980
                                               -------   -------   -------   -------   --------
   Gross profit                                 24,334    22,940    26,582    28,393    102,249
Selling, general and administrative expenses    10,598    11,645    13,056    14,075     49,374
                                               -------   -------   -------   -------   --------
   Income from operations                       13,736    11,295    13,526    14,318     52,875
Other income, principally interest                 889     1,338     1,298     1,369      4,894
                                               -------   -------   -------   -------   --------
   Income before income taxes                   14,625    12,633    14,824    15,687     57,769
Provision for income taxes                       2,570     1,580       293     2,410      6,853
                                               -------   -------   -------   -------   --------
      Net income                               $12,055   $11,053   $14,531   $13,277   $ 50,916
                                               =======   =======   =======   =======   ========
Earnings per share, diluted (a)                $  0.29   $  0.27   $  0.35   $  0.32   $   1.24
                                               =======   =======   =======   =======   ========
Weighted average shares outstanding, diluted    40,948    41,043    41,123    41,266     41,095
                                               =======   =======   =======   =======   ========
2005
Net revenues                                   $50,732   $54,677   $58,501   $62,279   $226,189
Cost of revenues                                29,704    32,754    35,298    37,287    135,043
                                               -------   -------   -------   -------   --------
   Gross profit                                 21,028    21,923    23,203    24,992     91,146
Selling, general and administrative expenses    11,165    10,699    10,533    12,520     44,917
                                               -------   -------   -------   -------   --------
   Income from operations                        9,863    11,224    12,670    12,472     46,229
Other income, principally interest               1,136       708       810     1,938      4,592
                                               -------   -------   -------   -------   --------
   Income before income taxes                   10,999    11,932    13,480    14,410     50,821
Provision for income taxes                       2,005     2,246     1,741    14,508     20,500
                                               -------   -------   -------   -------   --------
      Net income (loss)                        $ 8,994   $ 9,686   $11,739   $   (98)  $ 30,321
                                               =======   =======   =======   =======   ========
Earnings per share, diluted (a)                $  0.22   $  0.24   $  0.29   $  0.00   $   0.75
                                               =======   =======   =======   =======   ========
Weighted average shares outstanding, diluted    40,526    40,570    40,669    40,838     40,651
                                               =======   =======   =======   =======   ========

(a) Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

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

10.5*         Amended and Restated Stock Option and Incentive Plan, filed as an
              Exhibit to the Registrant's Current Report on Form 8-K dated June
              1, 2006 and incorporated herein by reference.

10.6*         Amended and Restated Employee Stock Purchase Plan, filed as an
              Exhibit to the Registrant's Current Report on Form 8-K dated June
              1, 2006, and incorporated herein by reference.

10.7* Form of Stock Option Agreement, filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8* [Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.9* Form of Annual Performance Award, filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 7, 2006 and incorporated herein by reference.

10.10* Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant's Current
              Report on Form 8-K dated February 7, 2006 and incorporated herein by reference.

10.11* Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant's
              Current Report on Form 8-K dated February 7, 2006 and incorporated herein by reference.

10.12         Amendment to Credit Agreement dated August 25, 2003, between the
              Registrant and Bank One, NA filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2003, and incorporated herein by reference.

10.13         Amendment to Credit Agreement dated August 19, 2004, between the
              Registrant and Bank One, NA filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

10.14         Amendment to Credit Agreement dated August 23, 2005, between the
              Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA , filed as an Exhibit to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.15         Amendment to Credit Agreement dated August 31, 2006, between the
              Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 4, 2006, and incorporated herein by reference.

10.16         Leave and License Agreement, dated June 11, 2004, between Lake
              View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

10.17 Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

10.18         Lease Deed, dated October 6, 2004, between Arihant Foundation and
              Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, and incorporated herein by reference.

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