Form 10-Q
period 2007-03-31
SYNTEL INC
filed 2007-05-08
CIK 1040426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-22903
SYNTEL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2312018

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

525 E. Big Beaver Road, Suite 300, Troy, Michigan	48083

(Address of Principal Executive Offices)	(Zip Code)
(248) 619-2800
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑     No    ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer    ☐       Accelerated Filer    ☑     Non-Accelerated Filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes    ☐     No    ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value: 41,144,583 shares issued and outstanding as of May 2, 2007.

SYNTEL, INC.
INDEX

		Page
Part I Financial Information
Item 1	Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Shareholders Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	28

Part II Other Information		30

Signatures		31

Exhibit – Certificate of Chief Executive Officer		33

Exhibit – Certificate of Chief Financial Officer		35

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer		37
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SYNTEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Net revenues	$75,430	$63,496
Cost of revenues	45,902	39,162

Gross profit	29,528	24,334

Selling, general and administrative expenses	12,939	10,598

Income from operations	16,589	13,736

Other income, principally interest	1,243	889

Income before income taxes	17,832	14,625

Provision for income taxes	2,456	2,570

Net income	$15,376	$12,055

Dividend per share	$0.06	$0.06

EARNINGS PER SHARE:
Basic	0.38	0.30
Diluted	0.37	0.29

Weighted average common shares outstanding:
Basic	40,966	40,696
Diluted	41,318	40,948
The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,884	$51,555
Short term investments	41,458	42,319
Accounts receivable, net of allowances for doubtful accounts of $309 and $2,828 at March 31, 2007 and December 31, 2006, respectively	40,006	33,706
Revenue earned in excess of billings	13,083	11,947
Deferred income taxes and other current assets	17,085	13,983

Total current assets	158,516	153,510

Property and equipment	81,365	69,672
Less accumulated depreciation and amortization	33,581	31,358

Property and equipment, net	47,784	38,314

Goodwill	906	906
Deferred income taxes and other non current assets	3,421	4,959

TOTAL ASSETS	$210,627	$197,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$7,513	$7,559
Accrued payroll and related costs	18,612	20,034
Income taxes payable	5,968	2,732
Accrued liabilities	9,492	9,244
Deferred revenue	4,740	5,960
Dividends payable	2,492	2,418

Total current liabilities	48,817	47,947

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	161,810	149,742

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,627	$197,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(IN THOUSANDS)

							Accumulated other
							Comprehensive
							Income
					Additional			Foreign Currency	Total
	Common Stock		Restricted Stock		Paid-In	Retained		Translation	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Unrealized Gain	Adjustment	Equity
Balance, January 1, 2006	40,679	$1	268	$1,942	$60,460	$89,022	$476	$377	$152,278

Net Income						12,055			12,055
Other comprehensive income, after-tax							528	(96)	432
ESPP & stock options activity	33				521				554
Restricted stock activity			(33)	224					191
Dividend Provision						(2,443)			(2,443)

Balance, March 31, 2006	40,712	1	235	2,166	60,981	98,634	1,004	281	163,067

Balance, January 1, 2007	40,915	$1	299	$3,390	$63,373	$79,299	$2,649	$1,030	$149,742

Net Income						15,376			15,376
Other comprehensive income, after-tax							533	621	1,154
ESPP & stock options activity	56				727				727
Restricted stock activity			29	323					323
FIN 48 Transition Adjustment						(2,984)			(2,984)
Dividend Provision						(2,528)			(2,528)

Balance, March 31, 2007	40,971	$1	328	$3,713	$64,100	$89,163	$3,182	$1,651	$161,810

SYNTEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,376	$12,055
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	1,917	1,174
Realized gains on sales of short term investments	(163)	(53)
Deferred income taxes	1,001	143
Compensation expense related to restricted stock	332	239
Share based compensation expense	83	206
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings, net	(7,073)	(7,245)
Other assets	(2,183)	(3,340)
Accrued payroll and other liabilities	(1,158)	(4,581)
Deferred revenue	(760)	(890)

Net cash provided/(used in) by operating activities	7,372	(2,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(10,694)	(3,169)
Purchase of short term investments :
Investments in mutual funds	(19,465)	(14)
Investments in term deposits with banks	(12,472)	(14,953)
Proceeds from sales of short term investments :
Proceeds from sales of mutual funds	23,994	6,754
Maturities of term deposits with banks	9,590	2,274

Net cash used in investing activities	(9,047)	(9,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	514	253
Tax benefit on stock options exercised	130	62
Dividends paid	(2,464)	(2,443)

Net cash used in financing activities	(1,820)	(2,128)

Effect of foreign currency exchange rate changes on cash	(1,176)	18

Change in cash and cash equivalents	(4,671)	(13,510)

Cash and cash equivalents, beginning of period	$51,555	$99,390

Cash and cash equivalents, end of period	$46,884	$85,880

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,492	$2,480

Cash paid for income taxes	3,873	6,379
The accompanying notes are an integral part of the condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION:
The accompanying condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2007, the results of their operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The year-end condensed balance sheet as of December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION
The consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.
The wholly owned subsidiaries of Syntel, Inc. are:
•	Syntel Limited (“Syntel India”), an Indian limited liability company formerly known as Syntel (India) Limited.;

•	Syntel Singapore PTE. Limited. (“Syntel Singapore”), a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel U.K.”), a United Kingdom limited liability company;

•	Syntel Canada Inc. (“Syntel Canada”), an Ontario limited liability company;

•	Syntel Deutschland GmbH (“Syntel Germany”), a German limited liability company;

•	Syntel Hong Kong Limited (“Syntel Hong Kong”), a Hong Kong limited liability company;

•	Syntel (Australia) Pty. Limited (“Syntel Australia”), an Australian limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company; and

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:
•	State Street Syntel Services (Mauritius) Limited. (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.
The wholly owned subsidiary of SSSSML is:
•	Syntel Sourcing Private Limited. (“Syntel Sourcing”), an Indian limited liability company.
The wholly owned subsidiaries of Syntel Mauritius are:
•	Syntel International Private Limited. (“Syntel International”), an Indian limited liability company; and

•	Syntel Global Private Limited. (“Syntel Global”), an Indian limited liability company.
The wholly owned subsidiary of SSBML is:
•	Syntel Sterling BestShores Solutions Private Limited” (“SSBSPL”), an Indian limited liability company.
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
Revenue on fixed-price, applications development and integration projects in the Company’s application outsourcing and e-Business segments are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.
Revenues are reported net of sales incentives.
Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus (“EITF”) 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred”.

5. Stock-Based Employee Compensation Plans
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method to account for its employee stock option plans (ESOP Plans) and employee stock purchase plan (ESPP Plans) in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Related Interpretations (“APB No. 25”), as allowed by SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no stock-based employee compensation cost was recognized on account of ESOP and ESPP plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.
6. CASH AND CASH EQUIVALENTS
For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.
At March 31, 2007 and December 31, 2006, approximately $7.55 million and $13.9 million, respectively, represent corporate bonds and treasury notes held by JP Morgan Chase Bank NA, for which “AAA” rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.
7. COMPREHENSIVE INCOME
Total Comprehensive Income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$15,376	$12,055
Other comprehensive income
- Unrealized gain (loss) on marketable securities	533	528
- Foreign Currency translation adjustment	621	(96)

Total comprehensive income	$16,530	$12,487

8. EARNINGS PER SHARE
Basic and diluted earnings per share are computed in accordance with SFAS No. 128 “Earnings Per Share”.
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
The following table summarizes the movement in the Capital Structure from December 31, 2006

No. Of Shares
Particulars	(In thousands)
Balance as on December 31, 2006	40,915
Add:
Shares issued on exercise of stock options	51

Balance as on March 31, 2007	40,966

The following table sets forth the computation of earnings per share.

	Three Months Ended March 31,
	2007		2006
	Weighted	Earnings	Weighted	Earnings
	Average	per	Average	per
	Shares	Shares	Shares	Share
	(in thousands, except per share earnings)
Basic earnings per share	40,966	$0.38	40,696	$0.30
Potential dilutive effect of stock options outstanding	352	(0.01)	252	(0.01)

Diluted earnings per share	41,318	$0.37	40,948	$0.29

9. SEGMENT REPORTING
The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:
•	Applications Outsourcing;

•	e-Business;

•	TeamSourcing; and

•	Business Process Outsourcing (“BPO”)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues:
Applications Outsourcing	$52,703	$46,310
e-Business	9,642	9,168
TeamSourcing	4,010	4,776
BPO	9,075	3,242

	$75,430	$63,496

Gross Profit:
Applications Outsourcing	$19,124	$18,512
e-Business	3,596	2,401
TeamSourcing	1,666	1,567
BPO	5,142	1,854

	29,528	24,334
Selling, general and administrative expenses	12,939	10,598

Income from operations	$16,589	$13,736

During the three months ended March 31, 2007 American Express Corp. and State Street Bank contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $14.42 million and $10.44 million, respectively, during the three months ended March 31, 2007, contributing approximately 19.12% and 13.84%, respectively of total consolidated revenues. The corresponding revenues for the three months ended March 31, 2006 from American Express Corp. and State Street Bank was $11.81 million and $5.2 million, respectively, contributing approximately 18.59% and 8.23%, respectively, of total consolidated revenues. At March 31, 2007 and December 31, 2006 accounts receivable, from American Express Corp were $4.8 million and $2.7 million, respectively. Accounts receivable from State Street Bank were $4.9 million and $2.9 million respectively as at March 31, 2007 and 2006.

10. GEOGRAPHIC INFORMATION
Customers of the Company are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net revenues
North America, primarily United States	$74,806	$61,226
India	35,450	32,156
UK	2,740	2,333
Far East, primarily Singapore and Mauritius	2,286	674
Germany	441	230
Inter-company revenue elimination (primarily India)	(40,293)	(33,123)

Total revenue	$75,430	$63,496

Net income/(loss)
North America, primarily United States	$4,970	$2,714
India	10,012	9,242
UK	243	218
Far East, primarily Singapore and Mauritius	(17)	(33)
Germany	168	(86)

Net income	$15,376	$12,055

11. INCOME TAXES
The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate :

	Three Months Ended
	March 31,
	2007	2006

Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.6%	1.0%
Tax-free investment income	—	(0.4%)
Foreign effective tax rates different from US statutory rate	(21.1%)	(18.0%)
Tax Reserve	0.3%	—
Other, net	(1.0%)	—

Effective Income Tax Rate	13.8%	17.6%

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date.
The Company adopted the provisions of FIN 48 on January 1, 2007 and as a result of the implementation of FIN 48, the company recognized a $2.99 million increase in the liability for unrecognized tax benefits, for various international jurisdiction where Syntel does business and files tax returns, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The aforesaid amount is comprised of $2.36 million and $0.63 million towards tax and interest liability, respectively. For the quarter ended March 31, 2007, the Company recognized $0.13 million as a charge to Income Statement, which is comprised of $0.09 million and $0.04 million tax and interest expense respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits in normal income tax expense.
The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2003-04 pending at various levels of tax authorities. Financial year 2004-05 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2001-02 and onwards.
The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FIN 48 and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.
During the three months ended March 31, 2007 and 2006, the effective income tax rate was 13.8% and 17.6%, respectively. The tax rates for the three months March 31, 2007 is impacted by additional tax reserve of $0.13 million and reversal of research and development tax credit of $0.2 million.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.16 million for the financial years 1995-96 to 2001-02, after recognizing tax liabilities aggregating $1.32 million provided under the FIN 48. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96 to 1997-98 and 1999-2000 to 2001-02, which support Syntel India’s position in this matter.
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
Syntel India has also not provided for other disputed Indian income tax liabilities aggregating $4.54 million for the financial years 2001-02 and 2002-03, after recognizing tax liabilities aggregating $0.02 million provided under the FIN 48, against which Syntel India has filed an appeal with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. The contention of Syntel India was partially upheld by the Commissioner of Income Tax (Appeals) for the financial year 2001-02. Syntel India has gone into further appeal with the ITAT in relation to the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income tax department has also filed further appeal against the relief granted to Syntel India by the Commissioner of Income Tax (Appeals). Recently, Syntel India has received an order for appeal filed with Commissioner of Income tax (Appeals) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has recourse to file further appeal.
Further, the Income tax department has completed the tax scrutiny for financial year 2003-04 and Syntel India has received an order during the month of December 2006. Syntel India has filed an appeal before the Commissioner of Income Tax (Appeals) against the order passed by the Income tax department. Accordingly, Syntel India has not provided for the disputed Indian income tax liabilities aggregating to $2.83 million for the financial year 2003-04, which is after reducing tax liabilities aggregating $ 0.01 million provided under the FIN 48.
Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.08 million for various years, after recognizing tax liabilities aggregating $0.03 million provided under the FIN 48, for which Syntel India has filed necessary appeals or petitions.
Syntel India has not recognized certain disputed tax liabilities under FIN 48 as it is more likely than not that the said tax positions in respect of which FIN 48 tax liability has not been recognized, would finally be resolved in favour of Syntel India.

All the above tax positions involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s financial position.
On 28th February 2007, the Government of India announced Union Budget for the Financial Year beginning 1st April 2007. Certain changes in the taxes in India had been proposed in this Budget, which has since been passed by the lower House of the Parliament, but has not yet been enacted. Some of the changes, which might impact the Company, were with respect to introduction of a Minimum Alternate Tax (“MAT”) of 11.33%, Service tax of 12.36% on rentals of non-residential property, increase in effective Dividend Distribution Tax from 14.03% to 17% and Fringe Benefit Tax on Employee Stock Options/Restricted Options. For certain items, detailed rules are awaited.
Tax credit
During the three months ended March 31, 2007, the provision for income tax was reduced by research and development tax credits of $0.2 million.
The tax credits relate to increased qualified expenditures for software development. During 2004, the Company had completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The Company had recorded an appropriate tax benefit of $0.5 million for these years in 2004 and an additional benefit of $0.2 million has been recorded during the three months ended March 31, 2007.
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
The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel India, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of March 31, 2007, the Company had fully invested proceeds from these cash dividends towards permitted investments under the Act.
If the Company determines to repatriate all undistributed repatriable earnings of controlled foreign corporations as of March 31, 2007, the Company would have accrued taxes of approximately $56.7 million.
12. STOCK BASED COMPENSATION
Share Based Compensation:
The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006 the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plans, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under Stock Option Plan are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

For certain options granted during 1997, the exercise price was less than the fair value of the Company’s stock on the date of grant and, accordingly, compensation expense is being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options.
The shares issued upon the exercise of the options are generally new share issues. In some instances the shares are issued out of treasury stock purchased from the market.
Beginning January 1, 2006 the Company accounts for share-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $0.41 million and $0.44 million including charge for restricted stock.
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
On different dates during the years ended December 31, 2005 and 2006 the Company issued 54,806 and 16,536 shares respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.
In addition to the shares of restricted stock described above, on different dates during the year ended December 31, 2006 the Company issued another 57,500 shares of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.
During the year ended December 31, 2006 the Company issued 153,500 shares of performance restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of 5 years (at each anniversary) in equal installments, subject to meeting the above pre-defined criterias of overall annual performance and achievement of the long term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achivement of the overall annual performance in the given year. However the stock linked to achievement of the long term goal would roll over into a common pool and would lapse only on the non-achievement of the long term goal on or prior to the end of fiscal year 2012.
Based upon the market value on the grant dates, the Company recorded $5.84 million, $0.89 million and $0.01 million during the years ended December 31, 2004, 2005 and 2006 respectively of unearned compensation included as a separate component of shareholders’ equity to be expensed over the service period on a straight line basis. During the three months ended March 31, 2007 and 2006 the Company reversed $0.0 million and $0.14 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.32 million and $0.22 million, respectively as compensation cost on account of these stock grants.
The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended March 31, 2007 and 2006, the Company recorded $0.01 million and $0.01 million, respectively as compensation cost for dividends paid on shares of unvested restricted stock.
For the restricted stock issued during the year ended December 31, 2006 and 2005, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.
Impact of FAS 123(R)
The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$179	$232
Selling, general and administrative expenses	236	213

	$415	$445

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2007 and 2006, was $0.51 million and $0.25 million, respectively. New shares were issued for all options exercised during the three months ended March 31, 2007. Prior to the adoption of FAS 123(R), the intrinsic value of restricted stock was recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.
As of March 31, 2007, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.14 million to be vested mainly over the next two years.
Valuation Assumptions
The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2007	2006
Assumptions
Risk free interest rate	4.51%	4.78%
Expected life	5.00	5.00
Expected volatility	64.85%	67.56%
Expected dividend yield	0.67%	1.27%
The Company’s computation of expected volatility for the three months ended March 31, 2007 and 2006 is based on a combination of historical volatility from exercised options on Company’s stock. Prior to 2006 also, Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.
Share-based Payment Award Activity
The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)

Outstanding at January 1, 2007	208,869	$13.07
Granted	—	—
Exercised	48,835	10.53
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at March 31, 2007	160,034	$13.84	5.00	$3,786

Options Exercisable at March, 31, 2007	134,884	$12.53	4.65	$3,310

The weighted average grant-date fair value of options granted during the quarter ended March 31, 2007 and 2006 were $0 and $0, respectively. The aggregate intrinsic value of options exercised, during the quarter ended March 31, 2007 and 2006 was $1.15 million and $0.38 million, respectively. The aggregate fair value of shares vested, during the quarter ended March 31, 2007 and 2006 was $0.16 million and $0.04 million, respectively.
13. PROVISION FOR UNUTILIZED LEAVE
The gross charge for unutilized earned leave was $0.83 million and $0.62 million for the three months ended March 31, 2007 and 2006, respectively.
The amounts accrued for unutilized earned leave are $6.82 million and $6.06 million as of March 31, 2007 and December 31, 2006, respectively, and are included within `Accrued payroll and related costs’.
14. RECLASSIFICATION
Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SYNTEL INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing business segments. Net revenues in the three months ended March 31, 2007 increased to $75.4 million from $63.5 million in the three months ended March 31, 2006, representing an 18.8% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence have started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of March 31, 2007 increased by 33.4% to 5,910 employees as compared to 4,429 employees as of March 31, 2006. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of March 31, 2007, the Company had approximately 75.3% of its billable workforce in India as compared to 67.5% as of March 31, 2006. The Company’s top five customers accounted for 52.6% of the total revenues in the three months ended March 31, 2007, up from 50.2% of its total revenues in the three months ended March 31, 2006. Moreover, the Company’s top 10 customers accounted for 71.5% of the total revenues in the three months ended March 31, 2007 as compared to 69.6% in the three months ended March 31, 2006.
Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $52.7 million for the three months ended March 31, 2007, or 69.9% of total revenues, from $46.3 million, or 72.9% of total revenues for the three months ended March 31, 2006. The $6.4 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $21.4 million, largely offset by $15.0 million in lost revenues as a result of project completion.
Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 63.7% of total Applications Outsourcing revenues for the three months ended March 31, 2007, from 60.0% for the three months ended March 31, 2006. The 3.7 percentage point increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2007 was attributable primarily to, onsite wage inflation and increased offshore headcount.
e-Business Revenues. e-Business revenues increased to $9.6 million for the three months ended March 31, 2007, or 12.8% of total revenues, from $9.2 million, or 14.4% of total revenues for the three months ended March 31, 2006. The $0.4 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $2.6 million largely offset by $2.2 million in lost revenues as a result of project completion.
e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 62.7% of total e-Business revenues for the three months ended March 31, 2007, from 73.8% for the three months ended March 31, 2006. The 11.1 percentage point decrease in cost of revenues as a percent of revenues for the three months ended March 31, 2007 is principally attributable to increase in e-Business revenue by $0.4 million and better utilization of resources, during three months ended March 31 2007, as compared to the three months ended March 31, 2006, partly offset by an increase in onsite wages due to wage inflation.
TeamSourcing Revenues. TeamSourcing revenues decreased to $4.0 million for the three months ended March 31, 2007, or 5.3% of total revenues, from $4.8 million, or 7.5% of total revenues for the three months ended March 31, 2006. The $0.8 million decrease was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements contributing $0.8 million offset by $1.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.
TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 58.5% of TeamSourcing revenues for the three months ended March 31, 2007, from 67.2% for the three months ended March 31, 2006. This decrease in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.
BPO Revenues. This segment started contributing revenues during the first quarter of 2004. Revenues from this segment were $9.1 million or 12.0% of total revenues for the three months ended March 31, 2007 as against $3.2 million or 5.1% for the three months ended March 31, 2006. The $5.9 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects.
BPO Cost of Revenues. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended March 31, 2007 increased to 43.3% of BPO revenues from 42.8% for the three months ended March 31, 2006. The 0.5% increase in cost of revenues, as a percent of total BPO revenues, was attributable primarily to increased billable headcount due to increased operations.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative costs for the three months ended March 31, 2007 were $12.9 million or 17.2% of total revenues, compared to $10.6 million or 16.7% of total revenues for the three months ended March 31, 2006.
The $2.3 million increase is primarily due to increases in certain costs in the three months ended March 31, 2007 as against the three months ended March 31, 2006 and increases in revenue for the three months ended March 31, 2007 as against three months ended March 31, 2006. Cost increases include compensation of $0.6 million, depreciation of $0.7 million primarily due to capitalization of the Company’s Pune Global Development Center, rent of $0.4 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.1 million, training expenses of $ 0.1 million and office expenses of $0.8 million partially offset by decrease in travel expenses of $0.3 million, all of which has resulted in an approximately 3.1 percentage point increase which was partially offset by the increase in revenue, resulting in an approximately 2.6 percentage point decrease.

Income Taxes
The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FIN 48 and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.
During the three months ended March 31, 2007 and 2006, the effective income tax rate was 13.8% and 17.6% respectively. The tax rates for the three months March 31, 2007 is impacted by additional tax reserve of $0.13 million and reversal of research and development tax credit of $0.2 million.

FINANCIAL POSITION
Cash and Cash Equivalents: Cash and Cash equivalents reduced from $ 51.6 million to $46.9 million primarily due to the capital expenditures and increase in accounts receivables during the three months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
The Company generally has financed its working capital needs through operations. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.
Net cash generated by operating activities was $7.4 million for the three months ended March 31, 2007. The net cash used by operating activities was $2.3 million for the three months ended March 31, 2006. The number of days sales outstanding in net accounts receivable was approximately 63 days and 62 days as of March 31, 2007 and 2006, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.
Net cash used in investing activities was $9.0 million for the three months ended March 31, 2007, consisting principally of $31.9 million for the purchase of short term investments and $10.7 million of capital expenditures principally for construction / acquisition of Global Development Center at Pune, Business Process Outsourcing facility at Mumbai and an additional facility in Chennai, computers and software and communications equipment and also capital advance for guest house at Mumbai, partially offset by the sale of short term investments of $33.5 million. Net cash used by investing activities was $9.1 million for the three months ended March 31, 2006, consisting principally of $14.9 million for the purchase of short term investments and $3.2 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities, partially offset by the sale of short term investments of $9.0 million.
Net cash used in financing activities was $1.8 million for the three months ended March 31, 2007, consisting principally of $2.4 million in dividends paid out partially offset by $0.6 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.1 million of tax benefit on stock option exercised during the quarter. Net cash used in financing activities was $2.1 million for the three months ended March 31, 2006, consisting principally of $2.4 million in dividends paid out, partially offset by $0.2 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.06 million of tax benefit on stock option exercised during the quarter.
The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2007. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at March 31, 2007 and 2006.
The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policy, among others, affects the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.
Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2007 and 2006, revenues from time and material contracts constituted 59% and 56% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2007 and 2006, revenues from fixed price application management and support engagements constituted 27% and 25% of total revenues, respectively.
Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2007 and 2006, revenues from fixed price development contracts constituted 14% and 19% of total revenues, respectively.
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

Income Taxes—Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FIN 48 and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.
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

FORWARD LOOKING STATEMENTS / RISK FACTORS
Certain information and statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward looking statements include the following, which factors are more fully discussed in the Company’s most recently filed Annual Report on Form 10-K and other SEC filings, in each case under the section entitled “Risk Factors”:
•	Recruitment and Retention of IT Professionals

•	Government Regulation of Immigration

•	Customer Concentration; Risk of Termination

•	Exposure to Political and Regulatory Conditions in India

•	Wage Pressure in India

•	Ability to Repatriate Earnings

•	Intense Competition

•	Ability to Manage Growth

•	Fixed-Price Engagements

•	Potential Liability to Customers

•	Dependence on Key Personnel

•	Limited Intellectual Property Protection

•	Potential Anti-Outsourcing Legislation

•	Adverse Economic Conditions

•	Failure to Successfully Develop and Market New Products and Services

•	Benchmarking Provisions

•	Corporate Governance Issues

•	Telecom/Infrastructure Issues

•	New Facilities

•	Stock Option Accounting

•	Terrorist Activity, War or Natural Disasters

•	Instability and Currency Fluctuations

•	Risks Related to Possible Acquisitions

•	Variability of Quarterly Operating Results
The Company does not intend to update the forward looking statements or risk factors to reflect future events or circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact; SFAS No. 157 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management’s reasons for making the election. The Statement is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of FAS 157. The Company is currently evaluating the impact; SFAS No. 157 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.
Interest Rate Risk
The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes Company’s cash and cash equivalents and short term investments:

	March 31,	December 31,
	2007	2006
	(in thousands)
ASSETS
Cash and cash equivalents	$46,884	$51,555
Short term Investments	41,458	42,319

Total	$88,342	$93,874

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for our investment portfolio. The Company strives to protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.
Foreign Currency Risk
The Company’s sales are primarily sourced in the United States and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds respectively. Its foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.
During the three months ended March 31, 2007, the Indian rupee has appreciated, against U.S. dollar, by 1.4% as compared to the three months ended December 31, 2006. The impact of this rupee appreciation negatively impacted the Company’s gross margin by 38 basis points, operating income by 51 basis points and net income by 50 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 42% and 53%, respectively, which did not have a material impact on the operating results of the company.
Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2007 as well as mirror certifications from senior management, the Company’s Chairman & Chief Executive Officer and its Chief Financial Officer & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.
Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.
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
Among other matters, we sought in our evaluation to determine whether there were any ‘‘significant deficiencies’’ or ‘‘material weaknesses’’ in the Company’s Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally, and because the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and our independent auditors. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.
Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of March 31, 2007 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibits

Exhibit No.	Description

10.1	Registration Rights Agreement dated as of December 8, 2006, by and among the Registrant, Bharat Desai and Neerja Sethi, filed as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3/A dated January 3, 2007, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.
Date : May 8, 2007	/s/ Bharat Desai
Bharat Desai,
Chairman & Chief Executive Officer

Date : May 8, 2007	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer & Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.