Form 10-Q
period 2007-06-30
SYNTEL INC
filed 2007-08-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 41,353,486 shares issued and outstanding as of August 2, 2007.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net revenues	$80,357	$64,410	$155,787	$127,906
Cost of revenues	49,697	41,470	95,599	80,632

Gross profit	30,660	22,940	60,188	47,274

Selling, general and administrative expenses	16,159	11,645	29,098	22,243

Income from operations	14,501	11,295	31,090	25,031

Other income, principally interest	1,426	1,338	2,669	2,227

Income before provision for income taxes	15,927	12,633	33,759	27,258

Provision for income taxes	2,664	1,580	5,120	4,150

Net income	$13,263	$11,053	$28,639	$23,108

Dividend per share	$0.06	$0.06	$0.12	$0.12

EARNINGS PER SHARE:
Basic	$0.32	$0.27	$0.70	$0.57
Diluted	$0.32	$0.27	$0.69	$0.56

Weighted average common shares outstanding:
Basic	41,043	40,788	41,005	40,742
Diluted	41,185	41,043	41,252	40,996

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$80,120	$51,555
Short term investments	22,322	42,319
Accounts receivable, net of allowance for doubtful accounts of $309 and $2,828 at June 30, 2007 and December 31, 2006, respectively	45,709	33,706
Revenue earned in excess of billings	9,535	11,947
Deferred income taxes and other current assets	19,033	13,983

Total current assets	176,719	153,510
Property and equipment	89,926	69,672
Less accumulated depreciation and amortization	37,513	31,358

Property and equipment, net	52,413	38,314
Goodwill	906	906
Deferred income taxes and other non current assets	5,140	4,959

TOTAL ASSETS	$235,178	$197,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$6,607	$7,559
Accrued payroll and related costs	21,737	20,034
Income taxes payable	9,615	2,732
Accrued liabilities	10,019	9,244
Deferred revenue	5,698	5,960
Dividends payable	2,485	2,418

Total current liabilities	56,161	47,947
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	179,017	149,742

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,178	$197,689

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

							Accumulated other Comprehensive Income
								Foreign
					Additional		Unrealized	Currency	Investment
	Common Stock		Restricted Stock		Paid-In	Retained	Investment	Translation	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Gain	Adjustment	Equity
Balance, January 1, 2007	40,915	$1	299	$3,390	$63,373	$79,299	$2,649	$1,030	$149,742

Net income						28,639			28,639

Other comprehensive income, after-tax							1,489	5,534	7,023

ESPP & stock options activity	75				896				896

Restricted stock activity	47		(23)	691					691

Cumulative effect adjustment related to FIN 48 adoption						(2,984)			(2,984)

Dividends						(4,990)			(4,990)

Balance, June 30, 2007	41,037	$1	276	$4,081	$64,269	$99,964	$4,138	$6,564	$179,017

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,639	$23,108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,531	2,420
Realized gains on sales of short term investments	(265)	(204)
Deferred income taxes	808	925
Compensation expense related to restricted stock	715	453
Share based compensation expense	126	469
Changes in operating assets and liabilities:
Accounts receivable and revenue earned in excess of billings, net	(5,779)	(12,726)
Other assets	(4,293)	(5,040)
Accrued payroll and other liabilities	2,280	(4,816)
Deferred revenue	616	(1,382)

Net cash provided by operating activities	27,378	3,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(14,897)	(7,264)
Purchase of short term investments:
Investments in mutual funds	(31,581)	(19,554)
Investments in term deposits with banks	(11,205)	(40,242)
Proceeds from sales of short term investments:
Proceeds from sales of mutual funds	57,529	29,227
Maturities of term deposits with banks	12,093	12,421

Net cash provided by/(used in) investing activities	11,939	(25,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	566	1,041
Tax benefit on stock options exercised	204	224
Dividends paid	(4,949)	(4,906)

Net cash used in financing activities	(4,179)	(3,641)

Effect of foreign currency exchange rate changes on cash	(6,573)	1,056

Change in cash and cash equivalents	28,565	(24,790)
Cash and cash equivalents, beginning of period	$51,555	$99,390

Cash and cash equivalents, end of period	$80,120	$74,600

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,485	$2,484
Cash paid for income taxes	3,503	5,759

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2007, the results of their operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The year-end condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

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

Revenue from fixed-priced, applications development and integration projects in the Company’s application outsourcing and e-Business segments are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

Revenues are reported net of sales incentives.

Reimbursements of out-of-pocket expenses are included in revenue in accordance with Emerging Issues Task Force Consensus (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred”.

5. Stock-Based Employee Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-

line basis over the requisite service period of the award, which is generally the option vesting term. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

6. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2007 and December 31, 2006, approximately $13.01 million and $13.9 million, respectively, represent corporate bonds and treasury notes held by JP Morgan Chase Bank NA, for which “AAA” rated letters of credit have been provided by the bank. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

7. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$13,263	$11,053	$28,639	$23,108
Other comprehensive income:
- Unrealized investment gain	956	265	1,489	793
- Foreign currency translation adjustments	4,913	(1,400)	5,534	(1,496)

Total comprehensive income	$19,132	$9,918	$35,662	$22,405

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

The following table sets forth the computation of earnings per share.

	Three Months Ended June 30,
	2007		2006
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(In thousands, except per share earnings)
Basic earnings per share	41,043	$0.32	40,788	$0.27
Potential dilutive effect of stock options outstanding	142	(0.00)	255	(0.00)

Diluted earnings per share	41,185	$0.32	41,043	$0.27

	Six Months Ended June 30,
	2007		2006
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(In thousands, except per share earnings)
Basic earnings per share	41,005	$0.70	40,742	$0.57
Potential dilutive effect of stock options outstanding	247	(0.01)	254	(0.01)

Diluted earnings per share	41,252	$0.69	40,996	$0.56

9. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing;

•	e-Business;

•	TeamSourcing; and

•	Business Process Outsourcing (“BPO”)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$55,018	$46,729	$107,721	$93,039
e-Business	10,403	8,788	20,045	17,956
TeamSourcing	3,694	4,449	7,704	9,225
BPO	11,242	4,444	20,317	7,686

	80,357	64,410	155,787	127,906

Gross Profit:
Applications Outsourcing	19,845	16,794	38,969	35,306
e-Business	4,684	1,786	8,280	4,187
TeamSourcing	1,214	1,610	2,880	3,177
BPO	4,917	2,750	10,059	4,604

	30,660	22,940	60,188	47,274
Selling, general and administrative expenses	16,159	11,645	29,098	22,243

Income from operations	$14,501	$11,295	$31,090	$25,031

During the three and six months ended June 30, 2007 and 2006, American Express Corp. and State Street Bank contributed revenues in excess of 10% of total consolidated revenues. During the three months ended June 30, 2007 revenue from American Express Corp. and State Street Bank was $14.9 million and $12 million respectively, contributing approximately 18.5% and 15% respectively of total consolidated revenues. The corresponding revenues for the three months ended June 30, 2006 from American Express Corp. and State Street Bank was $12 million and $6 million respectively, contributing approximately 18.7% and 9.3% respectively of total consolidated revenues. During the six months ended June 30, 2007, revenue from American Express Corp. and State Street Bank was $29.3 million and $22.5 million respectively, contributing approximately 18.5% and 14.9% respectively of total consolidated revenues. The corresponding revenues for the six months ended June 30, 2006 from American Express Corp. and State Street Bank was $23.9 million and $11.2 million respectively, contributing approximately 18.7% and 8.7% respectively of total consolidated revenues. At June 30, 2007 and December 31, 2006 accounts receivable, from American Express Corp were $6.0 million and $2.7 million. Accounts receivable from State Street Bank were $8.0 million and $3.9 million respectively as at June 30, 2007 and December 31, 2006.

10. GEOGRAPHIC INFORMATION

The Company’s customers are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Revenues:
North America, primarily United States	$76,987	$61,365	$151,793	$122,591
India	38,621	31,455	74,071	63,611
UK	3,655	2,822	6,395	5,155
Far East, primarily Singapore	48	252	116	486
Germany	364	223	805	453
Mauritius	3,482	806	5,700	1,246
Inter-company revenue elimination (primarily India)	(42,800)	(32,513)	(83,093)	(65,636)

Total revenue	$80,357	$64,410	$155,787	$127,906

Net Income/(Loss):
North America, primarily United States	$4,253	$2,692	$9,223	$5,406
India	8,492	7,649	18,504	16,891
UK	654	595	897	813
Far East, primarily Singapore	(52)	(20)	(113)	10
Germany	(2)	61	166	(25)
Mauritius	(82)	76	(38)	13

Total net income	$13,263	$11,053	$28,639	$23,108

11. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0%	1.0%	0.8%	1.0%
Tax-free investment income	(0.1)%	(1.0)%	(0.0)%	(0.7)%
Foreign effective tax rates different from US statutory rate	(15.9)%	(22.5)%	(18.7)%	(20.1)%
Tax Reserve	0.5%	—	0.4%	—
Others, net	(3.8)%	—	(2.3)%	—

Effective Income Tax Rate	16.7%	12.5%	15.2%	15.2%

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. Adoption of FIN 48 by the Company required beginning January 1, 2007 and is to be applied to all open tax years as of the effective date.

The Company adopted the provisions of FIN 48 on January 1, 2007 and initially recognized a FIN 48 liability in the financial statements by debiting retained earnings, when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Subsequently, at each balance sheet date, the positions are required to be reviewed and any changes in the liability are required to be recognized through the income statement for that period.

As a result of the implementation of FIN 48, the Company initially recognized a $2.98 million increase in the liability for unrecognized tax benefits, for various international jurisdiction where Syntel does business and files tax returns, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The aforesaid amount is comprised of $2.36 million and $0.62 million towards tax and interest liability, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in normal income tax expense. For the quarter ended June 30, 2007, the Company recognized $0.14 million as a charge to the income, which is comprised of $0.02 million and $0.12 million of tax and interest expense respectively. For the six months ended June 30, 2007, the Company recognized $0.27 million as a charge to income, which is comprised of $ 0.06 million and $0.21 million of tax and interest expense respectively.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2003-04 pending at various levels of tax authorities. Financial year 2004-05 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2002-03 and onwards.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FIN 48 and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and, accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expense.

During the three months ended June 30, 2007 and 2006, the effective income tax rates were 16.7% and 12.5%, respectively. The tax rate for the three months ended June 30, 2007 is impacted by an additional tax reserve of $0.14 million, tax credits related to research and development of $0.22 million, and reversal of excess tax provision of $0.72 million. During the six months ended June 30, 2007 and 2006, the effective income tax rates were 15.2% and 15.2%, respectively. The tax rate for the six months June 30, 2007 is impacted by an additional tax reserve of $0.27 million, tax credits related to research and development of $0.4 million, and reversal of $0.72 million towards excess tax provision.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.24 million for the financial years 1995-96 to 2001-02, after recognizing tax liabilities aggregating $1.32 million provided under FIN 48 during the quarter ended March 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96 to 1997-98 and 1999-2000 to 2001-02, which support Syntel India’s position in this matter.

For the financial year 1998-99, the appeal filed by Income tax department has been dismissed by the Income Tax Appellate Tribunal (‘ITAT’) and the matter stands in favour of Syntel India. The Income tax department has recourse to file further appeal.

A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed contesting this decision with the Income Tax Appellate Tribunal. The appeal hearing was held on July 31, 2007 and the order of the Income Tax Appellate Tribunal is awaited. Syntel India has also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96 to 1997-98 and 2000-01 to 2001-02 and has received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other years. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the Income Tax Appellate Tribunal. The appeal hearing for the financial years 1995-96 to 1997-98 and financial year 2000-01 has now been fixed for hearing during the month of August 2007 and matter will be taken up by the ITAT during August 2007.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating $7.86 million for the financial years 2001-02 to 2003-04, after recognizing tax liabilities aggregating $0.03 million provided under FIN 48 during the quarter ended March 2007, against which Syntel India has filed appeals with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. The contention of Syntel India was partially upheld by the Commissioner of Income Tax (Appeals) for the financial year 2001-02. Syntel India has gone into further appeal with the ITAT in relation to the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income tax department has also filed further appeal against the relief granted to Syntel India by the Commissioner of Income Tax (Appeals). Recently, Syntel India has received an order for appeal filed with the Commissioner of Income tax (Appeals) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has recourse to file further appeal.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.08 million for various years, after recognizing tax liabilities aggregating $0.03 million provided under FIN 48 during the quarter ended March 2007, for which Syntel India has filed necessary appeals or petitions.

Syntel India has not recognized certain disputed tax liabilities under FIN 48 as it is more likely than not that the said tax positions in respect of which FIN 48 tax liability has not been recognized, would finally be resolved in favour of Syntel India.

All the above tax positions involve complex issues and may need an extended period of time to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s financial position.

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which will impact the Company, with respect to introduction of a Minimum Alternate Tax (“MAT”) of 11.33%, Service tax of 12.36% on rentals of non-residential property, increase in effective Dividend Distribution Tax from 14.03% to 17%, increase in effective income tax rate from 33.66% to 33.99% and Fringe Benefit Tax on Employee Stock Options/Restricted Options. For certain items, detailed rules are still awaited. The above changes have resulted in an increase in expenses of the Company by $0.04 million for the three months ended June 2007.

Tax credit

During the three months ended June 30, 2007, the provision for income tax was reduced by research and development tax credits of $0.22 million. The tax credits relate to increased qualified expenditures for software development. During the quarter, the Company completed the R&D credit exercise for tax year 2003 which resulted in a $0.22 million net tax benefit for that year.

During 2004, the Company had completed a review of such qualified expenditures and filed refund claims for the tax years ended December 31, 1999, 2000, 2001 and 2002. The Company had recorded an appropriate tax benefit of $0.5 million for these years in 2004 and $0.2 million during the three months ended March 31, 2007.

During the six months ended June 30, 2007, the provision for income tax was reduced by research and development tax credits of $0.42 million.

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

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel India, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of June 30, 2007, the Company had fully invested proceeds from these cash dividends towards permitted investments under the Act.

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $66.4 million at June 30, 2007.

12. STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006 the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under the Stock Option Plan are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

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

Beginning January 1, 2006, the Company accounts for share-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 and 2006 was $0.43 million and $0.47 million, respectively, including charge for restricted stock. For the six months ended June 30, 2007 and 2006, the share-based compensation expense recognized under SFAS 123(R) was $0.84 million and $0.92 million, respectively.

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

On different dates during the years ended December 31, 2005, 2006 and six months ended June 30, 2007, the Company issued 54,806, 16,536 and 9,464 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

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

During the year ended December 31, 2006, the Company issued 153,500 shares of performance restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of 5 years (at each anniversary) in equal installments, subject to meeting the above pre-defined criteria of overall annual performance and achievement of the long term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achievement of the overall annual performance in the given year. However, the stock linked to achievement of the long term goal would roll over into a common pool and would lapse only on the non-achievement of the long term goal on or prior to the end of fiscal year 2012.

Based upon the market value on the grant dates, the Company recorded $5.84 million, $0.89 million and $0.01 million during the years ended December 31, 2004, 2005 and 2006 respectively of unearned compensation included as a separate component of shareholders’ equity to be expensed over the service period on a straight line basis. During the three months ended June 30, 2007 and 2006 the Company expensed $0.37 million and $0.22 million, respectively as compensation cost on account of these stock grants. During the six months ended June 30, 2007 and 2006, the Company reversed $0.0 million and $0.14 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and expensed $0.69 million and $0.43 million, respectively, as compensation cost on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended June 30, 2007 and 2006, the Company recorded $0.01 million and $0.01 million, respectively, and during the six months ended June 30, 2007 and 2006, the company recorded $0.02 million and $0.02 million, respectively as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the year ended December 31, 2006 and 2005, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$190	$212	$369	$387
Selling, general and administrative expenses	236	264	472	535

	$426	$476	$841	$922

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2007 and 2006, was $0.1 million and $0.8 million, respectively and for the six months ended June 30, 2007 and 2006, was $0.6 million and $1.0 million, respectively. New shares were issued for all options exercised during the three months ended June 30, 2007. Prior to the adoption of FAS 123(R), the intrinsic value of restricted stock was recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

As of June 30, 2007, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.1 million to be vested mainly over the next two years.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2007	2006
Assumptions:
Risk free interest rate	4.85%	5.09%
Expected life	5.00	5.00
Expected volatility	64.17%	66.70%
Expected dividend yield	0.69%	1.17%

The Company’s computation of expected volatility for the six months ended June 30, 2007 and 2006 is based on a combination of historical volatility from exercised options on Company’s stock. Prior to 2006, Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	208,869	$13.07
Granted	—	—
Exercised	52,726	10.58
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at June 30, 2007	153,633	$14.04	4.72	$2,643

Options Exercisable at June, 30, 2007	141,583	$13.14	4.56	$2,563

No options were granted during the six months ended June 30, 2007 and 2006. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1.24 million and $1.91 million, respectively. The aggregate fair value of shares vested, during the six months ended June 30, 2007 and 2006 was $0.20 million and $1.45 million, respectively.

13. PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $1.18 million and $1.02 million for the three months ended June 30, 2007 and 2006, respectively and $2.01 million and $1.64 million for the six months ended June 30, 2007 and 2006 respectively.

The amounts accrued for unutilized earned leave are $7.90 million and $6.27 million as of June 30, 2007 and December 31, 2006, respectively, and are included within `Accrued payroll and related costs’.

During the three months’ ended June 30, 2007 Syntel Limited has changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 60 days to 45 days. The balance exceeding maximum permissible accumulation is compulsorily en-cashed at basic salary. Accordingly an amount of $0.31 million was paid at basic salary and $0.53 million was reversed being the difference between the basic salary and gross compensation rates.

14. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing (“BPO”) business segments. Net revenues in the three months ended June 30, 2007 increased to $80.4 million from $64.4 million in the three months ended June 30, 2006, representing an 24.8% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing, Center of Excellence have contributed to the growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of June 30, 2007 increased by 38.9% to 6,576 employees as compared to 4,735 employees as of June 30, 2006. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of June 30, 2007, the Company had approximately 76.9% of its billable workforce in India as compared to 68.5% as of June 30, 2006. The Company’s top five customers accounted for 53.1% of the total revenues in the three months ended June 30, 2007, up from 52.3% of its total revenues in the three months ended June 30, 2006. Moreover, the Company’s top 10 customers accounted for 72.0% of the total revenues in the three months ended June 30, 2007 as compared to 70.4% in the three months ended June 30, 2006.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $55.0 million for the three months ended June 30, 2007, or 68.5% of total revenues, from $46.7 million, or 72.5% of total revenues for the three months ended June 30, 2006. The $8.3 million increase was attributable primarily to revenues from new engagements of $30.4 million largely offset by $22.1 million in lost revenues as a result of project completion, and net decrease in revenues from existing projects. The revenues for the six months ended June 30, 2007 increased to $107.7 million, or 69.1% of total revenues, from $93.0 million or 72.7% of total revenues for the six months ended June 30, 2006. The $14.7 million increase for six months ended June 30, 2007 was attributable primarily to revenues from new engagements of $55.9 million largely offset by $41.2 million in lost revenues as a result of project completion, and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing costs of revenues decreased to 63.9% of total Applications Outsourcing revenues for the three months ended June 30, 2007, from 64.1% for the three months ended June 30, 2006. The 0.2 percentage point decrease in cost of revenues, as a percent of revenues for the three months ended June 30, 2007 was attributable primarily to, increase in revenue, decrease in visa filing fees as compared to quarter ended June 30, 2006, partly offset by onsite wage inflation, rupee appreciation impact and increased offshore headcount. Cost of revenues for the six months ended June 30, 2007 increased to 63.8% of total Applications Outsourcing revenues, from 62.1% for the six months ended June 30, 2006. The 1.7 percentage point increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2006 was attributable primarily to onsite wage increases effective January 2007, offshore wage increases effective April 2007 and rupee appreciation impact.

e-Business Revenues. e-Business revenues increased to $10.4 million for the three months ended June 30, 2007, or 12.9% of total revenues, from $8.8 million, or 13.6% of total revenues for the three months ended June 30, 2006. The $1.6 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $4.9 million largely offset by $3.3 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2007 increased to $20.0 million, or 12.9% of total revenues, from $17.9 million or 14.0% of total revenues for the six months ended June 30, 2006. The $2.1 million increase for the six months ended June 30, 2007 was attributable principally to revenues from new engagements contributing $8.5 million largely offset by $6.4 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 54.9% of total e-Business revenues for the three months ended June 30, 2007, from 79.7% for the three months ended June 30, 2006. The 24.8 percentage point decrease in cost of revenues as a percent of revenues for the three months ended June 30, 2007 is principally attributable to increase in e-Business revenue by $1.6 million and better utilization of resources, during three months ended June 30 2007, as compared to the three months ended June 30, 2006; decrease in visa filing fees as compared to quarter ended June 30, 2006, partly offset by an increase in onsite wages due to wage inflation and rupee appreciation impact. Cost of revenues for the six months ended June 30, 2007 decreased to 58.7% of total e-business revenues, from 76.7% for the six months ended June 30, 2006. The 18. 0 percentage point decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2007 was attributable primarily to increase in revenue by 2.1 million for six months ended June 30, 2007, decrease visa filing expenses, partly offset by onsite wage increases effective January 2007, offshore wage increase effective April 2007 and rupee appreciation impact

TeamSourcing Revenues. TeamSourcing revenues decreased to $3.7 million for the three months ended June 30, 2007, or 4.6% of total revenues, from $4.4 million, or 6.9% of total revenues for the three months ended June 30, 2006. The $0.7 million decrease was attributable primarily to $1 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, partially offset by revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $0.3 million. The revenues for the six months ended June 30, 2007 decreased to $7.7 million, or 4.9% of total revenues, from $9.2 million or 7.2% of total revenues for the six months ended June 30, 2006. The $1.5 million decrease for six months ended June 30, 2007 was attributable principally to $2 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements and revenue from the SkillBay web portal contributing $0.5 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 67.1% of TeamSourcing revenues for the three months ended June 30, 2007, from 63.8% for the three months ended June 30, 2006. This increase in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to a decrease in Teamsouring revenue by $0.8 million for the three months ended June 30, 2007. Cost of revenues for the six months ended June 30, 2007 decreased to 62.6% of total TeamSourcing revenues, from 65.6% for the six months ended June 30, 2006. This decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to decrease in Teamsouring revenue by $1.5 million for the six months ended June 30, 2007 and onsite wage increases effective January 2007, offshore wage increase effective April 2007 and visa filing expenses.

BPO Revenues. Revenues from this segment were $11.2 million or 14.0% of total revenues for the three months ended June 30, 2007 as against $4.4 million or 6.9% for the three months ended June 30, 2006. The $6.8 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects. The revenues for the six months ended June 30, 2007 increased to $20.3 million, or 13.0% of the total revenues, from $7.7 million, or 6.0% of the total revenues for the six months ended June 30, 2006. The $12.6 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects

BPO Cost of Revenues. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2007 increased to 56.3% of BPO revenues from 38.1% for the three months ended June 30, 2006. Cost of revenues for the six months ended June 30, 2007 increased to 50.5% of BPO revenues, from 40.1% for the six months ended June 30, 2006. Both the 18.2% and 10.4% increase in cost of revenues, as a percent of total BPO revenues, was attributable primarily to wage inflation, rupee appreciation impact and increased billable headcount due to increased operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative costs for the three months ended June 30, 2007 were $16.2 million or 20.1% of total revenues, compared to $11.6 million or 18.1% of total revenues for the three months ended June 30, 2006.

The 2.0 percentage point increase is primarily due to foreign exchange loss and increases in certain costs in the three months ended June 30, 2007 as against the three months ended June 30, 2006, partially offset by an increase in revenue that has resulted in an approximately 4.6 percentage point decrease. Selling, general and administrative costs for the three months ended June 30, 2007 include foreign exchange loss of $1.1 million, reflecting a 1.3 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include compensation of $0.8 million, depreciation of $1.4 million rent of $0.5 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.2 million, office expenses of $1.0 million and professional expenses of $0.2 million partially offset by decrease in travel and relocation by $0.1 million, which has resulted in an approximately 5.3 percentage point increase.

Selling, general, and administrative costs for the six months ended June 30, 2007 were $29.1 million or 18.7% of total revenues, compared to $22.2 million or 17.4% of total revenues for the six months ended June 30, 2006.

Selling, general and administrative costs for the six months ended June 30, 2006 include a one time legal expense related to settlement fees of $0.6 million and provision for doubtful debts of $0.1 million.

In addition to the above-described items, the 1.3 percentage point increase is primarily due to foreign exchange loss and increases in certain costs in the six months ended June 30, 2007 as against the six months ended June 30, 2006 partially offset by an increase in revenue that has resulted in an approximately 3.9 percentage point decrease. Selling, general and administrative costs for the three months ended June 30, 2007 include foreign exchange loss of $1.1 million, impacting 0.7 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include increase in compensation cost of $1.2 million, depreciation of $2.1 million, rent of $0.8 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.3 million, office expenses of $1.8 million, marketing expenses of $0.2 million and professional expenses of $0.1 million partially offset by decrease in travel and relocation of $0.4 million, which has resulted in an approximately 4.5 percentage point increase.

Income Taxes

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.

During the three months ended June 30, 2007 and 2006, the effective income tax rates were 16.7% and 12.5%, respectively. The tax rate for the three months ended June 30, 2007 is impacted by an additional tax reserve of $0.14 million, tax credits related to research and development of $0.22 million, and reversal of excess tax provision of $0.72 million. During the six months ended June 30, 2007 and 2006, the effective income tax rates were 15.2% and 15.2%, respectively. The tax rate for the six months June 30, 2007 is impacted by an additional tax reserve of $0.27 million, tax credits related to research and development of $0.4 million, and reversal of $0.72 million towards excess tax provision.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $51.6 million at December 31, 2006 to $80.1 at June 30, 2007 million primarily due to increased collections and net sale of short-term investments during the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $27.4 million for the six months ended June 30, 2007. The net cash provided by operating activities was $3.2 million for the six months ended June 30, 2006. The number of days sales outstanding in net accounts receivable was approximately 62 days and 68 days as of June 30, 2007 and 2006, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to better collections.

Net cash generated by investing activities was $11.9 million for the six months ended June 30, 2007, consisting principally of $69.6 million for the sale of short term investments partially offset by $14.9 million of capital expenditures principally for construction / acquisition of Global Development Center at Pune, Business Process Outsourcing facility at Mumbai and an additional facility in Chennai, computers and software and communications equipment and also capital advance for guest house at Mumbai and by the purchase of short term investments of $42.3 million. Net cash used by investing activities was $25.4 million for the six months ended June 30, 2006, consisting principally of $59.8 million for the purchase of short term investments and $7.3 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities, partially offset by the sale of short term investments of $41.6 million.

Net cash used in financing activities was $4.1 million for the six months ended June 30, 2007, consisting principally of $4.9 million in dividends paid out partially offset by $0.6 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.2 million of tax benefit on stock option exercised during the six months. Net cash used in financing activities was $3.6 million for the six months ended June 30, 2006, consisting principally of $4.9 million in dividends paid out, partially offset by $1.0 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.2 million of tax benefit on stock option exercised during the six months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2007. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at June 30, 2007 and 2006.

The Company believes that the combination of present cash balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2007 and 2006, revenues from time and material contracts constituted 61% and 56% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2007 and 2006, revenues from fixed price application management and support engagements constituted 26% and 27% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2007 and 2006, revenues from fixed price development contracts constituted 13% and 17% of total revenues, respectively.

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

Revenue Recognition. The use of the proportional performance method of accounting requires that the Company make estimates about its future efforts and costs relative to its fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the changes become known.

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

Income Taxes—Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management’s reasons for making the election. The Statement is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of FAS 157. The Company is currently evaluating the impact; SFAS No. 159 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

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

Interest Rate Risk

The Company considers investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes Company’s cash and cash equivalents and short term investments:

	June 30, 2007	December 31, 2006

	(in thousands)
ASSETS
Cash and cash equivalents	$80,120	$51,555
Short term Investments	22,322	42,319

Total	$102,442	$93,874

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

During the three months ended June 30, 2007, the Indian rupee has appreciated, against U.S. dollar, by 6.9% as compared to the three months ended March 31, 2007. This rupee appreciation negatively impacted the Company’s gross margin by 217 basis points, operating income by 306 basis points and net income by 306 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 47% and 60% of the total expenses, respectively

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company currently anticipates that the foreign currency risk may have an increased impact in future and hence has taken appropriate steps, including hedging, to partially mitigate the above risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2007 as well as mirror certifications from senior management, the Company’s Chairman & Chief Executive Officer and its Chief Financial Officer & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally, and because the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and our independent auditors. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of June 30, 2007 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

The Company held its annual meeting of shareholders on Friday, June 15, 2007. As of the record date for the meeting, May 25, 2007, there were 41,284,759 shares of the Company’s common stock outstanding and entitled to vote at the meeting. At the meeting, 37,487,066 shares of the Company’s common stock were represented in person or by proxy. The Company’s shareholders elected all six nominees to the Board of Directors to serve one year terms until the next annual meeting of shareholders in 2008 and ratified the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for fiscal year 2007. The vote of the shareholders follows:

Election of Directors	Number of Shares
	FOR	WITHHELD
Paritosh K. Choksi	37,305,952	181,114
Bharat Desai	37,434,920	52,146
Paul R. Donovan	37,474,101	12,965
Prashant Ranade	37,121,887	365,179
Vasant Raval	37,474,001	13,065
Neerja Sethi	37,443,163	43,903

Ratification of Appointment of Independent Auditors:

	Number of Shares
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
37,470,216	16,176	674	-0-

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : August 6, 2007	/s/ Bharat Desai
Bharat Desai,
Chairman & Chief Executive Officer

Date : August 6, 2007	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.