Form 10-Q
period 2007-09-30
SYNTEL INC
filed 2007-11-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, no par value: 41,429,144 shares issued and outstanding as of October 29, 2007.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net revenues	$87,885	$69,217	$243,672	$197,123
Cost of revenues	52,887	42,635	148,486	123,267

Gross profit	34,998	26,582	95,186	73,856
Selling, general and administrative expenses	18,333	13,056	47,431	35,299

Income from operations	16,665	13,526	47,755	38,557
Other income, principally interest	1,659	1,298	4,328	3,525

Income before income taxes	18,324	14,824	52,083	42,082
Income tax expense	11	293	5,131	4,443

Net income	$18,313	$14,531	$46,952	$37,639

Dividend per share	$0.06	$1.31	$0.18	$1.43

EARNINGS PER SHARE:
Basic	$0.45	$0.36	$1.14	$0.92
Diluted	$0.44	$0.35	$1.14	$0.92

Weighted average common shares outstanding:
Basic	41,100	40,865	41,036	40,783
Diluted	41,256	41,123	41,253	41,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$51,494	$51,555
Short term investments	41,525	42,319
Accounts receivable, net of allowance for doubtful accounts of $309 and $2,828 at September 30, 2007 and December 31, 2006, respectively	59,117	33,706
Revenue earned in excess of billings	12,027	11,947
Deferred income taxes and other current assets	22,467	13,983

Total current assets	186,630	153,510

Property and equipment	99,468	69,672
Less accumulated depreciation and amortization	41,059	31,358

Property and equipment, net	58,409	38,314

Goodwill	906	906
Deferred income taxes and other non current assets	8,062	4,959

TOTAL ASSETS	$254,007	$197,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$5,976	$7,559
Accrued payroll and related costs	24,342	20,034
Income taxes payable	6,437	2,732
Accrued liabilities	11,975	9,244
Deferred revenue	4,584	5,960
Dividends payable	2,658	2,418

Total current liabilities	55,972	47,947

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	198,035	149,742

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$254,007	$197,689

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Income		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
							Unrealized Investment Gain	Foreign Currency Translation Adjustment
Balance, January 1, 2007	40,915	$1	299	$3,390	$63,373	$79,299	$2,649	$1,030	$149,742

Net income						46,952			46,952

Other comprehensive income, net of tax							2,065	7,700	9,765

ESPP & stock options activity	87				1,054				1,054

Restricted stock activity	127		(3)	1,164					1,164

Cumulative effect adjustment related to FIN 48 adoption						(2,984)			(2,984)

Dividends						(7,658)			(7,658)

Balance, September 30, 2007	41,129	$1	296	$4,554	$64,427	$115,609	$4,714	$8,730	$198,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,952	$37,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,479	4,302
Realized gains on sales of short term investments	(361)	(284)
Deferred income taxes	275	1,085
Compensation expense related to restricted stock	1,205	1,366
Share based compensation expense	157	528
Changes in operating assets and liabilities:
Accounts receivable and revenue earned in excess of billings, net	(20,491)	(11,965)
Other assets	(11,310)	(4,709)
Accrued payroll and other liabilities	3,545	(6,435)
Deferred revenue	(38)	(1,087)

Net cash provided by operating activities	27,413	20,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(22,501)	(9,351)
Purchase of short term investments:
Investments in mutual funds	(64,682)	(39,993)
Investments in term deposits with banks	(31,873)	(56,953)
Proceeds from sales of short term investments:
Proceeds from sales of mutual funds	80,834	42,893
Maturities of term deposits with banks	20,700	36,256

Net cash used in investing activities	(17,522)	(27,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	689	1,604
Tax benefit on stock options exercised	208	260
Dividends paid	(7,460)	(58,632)

Net cash used in financing activities	(6,563)	(56,768)

Effect of foreign currency exchange rate changes on cash	(3,389)	1,298

Change in cash and cash equivalents	(61)	(62,178)
Cash and cash equivalents, beginning of period	$51,555	$99,390

Cash and cash equivalents, end of period	$51,494	$37,212

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,658	$2,442

Cash paid for income taxes	6,772	10,417

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2007, the results of their operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The year-end condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel Singapore PTE. Limited. (“Syntel Singapore”), a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel U.K.”), a United Kingdom limited liability company;

•	Syntel Canada Inc. (“Syntel Canada”), an Ontario limited liability company;

•	Syntel Deutschland GmbH (“Syntel Germany”), a German limited liability company;

•	Syntel Hong Kong Limited (“Syntel Hong Kong”), a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company; and

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

•	State Street Syntel Services (Mauritius) Limited. (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly owned subsidiary of SSSSML is:

•	Syntel Sourcing Private Limited. (“Syntel Sourcing”), an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited. (“Syntel International”), an Indian limited liability company; and

•	Syntel Global Private Limited. (“Syntel Global”), an Indian limited liability company.

The wholly owned subsidiary of SSBML is:

•	Syntel Sterling BestShores Solutions Private Limited” (“SSBSPL”), an Indian limited liability company.

The wholly owned subsidiary of Syntel U.K. is:

•	Intellisourcing, sarl, a limited liability company in France.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method and potential tax liabilities. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company enters into foreign exchange forward contracts where the counter party is a bank. The Company purchases foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates on cash flows denominated in certain foreign currencies. These contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Accordingly these contracts are carried at a fair value with resulting gains or losses included in the statement of income.

During the three months ended September 30, 2007, the Company entered into foreign exchange forward contracts with a notional amount of $40.0 million and maturity dates of one to six months. These contracts do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore changes in market rates are reported in current period earnings. During the three months ended September 30, 2007 a portion of these contracts expired resulting in a loss of $0.1 million.

At September 30, 2007, summary information about the foreign exchange forward contracts is as follows:

Notional amounts	$26.8 million
Fixed rates	40.35 – 40.57 INR
Effective dates	07/26/07
Maturity dates	10/24/07 – 02/29/08
Fair value of foreign exchange forward contracts	$0.36 million

The fair value of the foreign exchange forward contracts at September 30, 2007 is reflected in other current assets with a corresponding credit to income for the direct customer related contracts of $0.3 million and credit to the other comprehensive income for the intercompany related contracts of $0.1 million.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At September 30, 2007 and December 31, 2006, approximately $14.3 million and $13.9 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds, treasury notes and other securities. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

8. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$18,313	$14,531	$46,952	$37,639
Other comprehensive income:
- Unrealized investment gain	576	505	2,065	1,298
- Foreign currency translation adjustments	2,166	36	7,700	(1,460)

Total comprehensive income	$21,055	$15,072	$56,717	$37,477

9. EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share.

	Three Months Ended September 30,
	2007		2006
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share

	(In thousands, except per share earnings)
Basic earnings per share	41,100	$0.45	40,865	$0.36
Potential dilutive effect of stock options outstanding	156	(0.01)	258	(0.01)

Diluted earnings per share	41,256	$0.44	41,123	$0.35

	Nine Months Ended September 30,
	2007		2006
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(In thousands, except per share earnings)
Basic earnings per share	41,036	$1.14	40,783	$0.92
Potential dilutive effect of stock options outstanding	217	(0.00)	255	(0.00)

Diluted earnings per share	41,253	$1.14	41,038	$0.92

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing;

•	e-Business;

•	TeamSourcing; and

•	Business Process Outsourcing (“BPO”)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$58,363	$49,394	$166,084	$142,433
e-Business	9,875	9,929	29,920	27,885
TeamSourcing	4,096	4,235	11,800	13,460
BPO	15,551	5,659	35,868	13,345

	87,885	69,217	243,672	197,123

Gross Profit:
Applications Outsourcing	21,493	18,286	60,462	53,592
e-Business	3,792	3,149	12,072	7,336
TeamSourcing	1,736	1,760	4,616	4,937
BPO	7,977	3,387	18,036	7,991

	34,998	26,582	95,186	73,856
Selling, general and administrative expenses	18,333	13,056	47,431	35,299

Income from operations	$16,665	$13,526	$47,755	$38,557

During the three and nine months ended September 30, 2007 and 2006, American Express Corp. and State Street Bank contributed revenues in excess of 10% of total consolidated revenues. During the three months ended September 30, 2007, revenue from American Express Corp. and State Street Bank was $15.8 million and $15.5 million, respectively, contributing approximately 18.0% and 17.6%, respectively, of total consolidated revenues. The corresponding revenues for the three months ended September 30, 2006 from American Express Corp. and State Street Bank was $11.7 million and $7.7 million, respectively, contributing approximately 16.9% and 11.1%, respectively, of total consolidated revenues. During the nine months ended September 30, 2007, revenue from American Express Corp. and State Street Bank was $45.1 million and $37.9 million, respectively, contributing approximately 18.5% and 15.6%, respectively, of total consolidated revenues. The corresponding revenues for the nine months ended September 30, 2006 from American Express Corp. and State Street Bank was $35.6 million and $18.9 million, respectively, contributing approximately 18.0% and 9.6%, respectively of total consolidated revenues. At September 30, 2007 and December 31, 2006 accounts receivable from American Express Corp were $6.3 million and $2.7 million, respectively. Accounts receivable from State Street Bank were $10.1 million and $3.9 million at September 30, 2007 and December 31, 2006, respectively.

11. GEOGRAPHIC INFORMATION

The Company’s customers are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Revenues:
North America, primarily United States	$77,391	$65,967	$229,184	$188,558
India	41,437	34,641	115,508	98,252
UK	4,264	3,186	10,659	8,341
Far East, primarily Singapore	15	204	131	690
Germany	418	85	1,223	538
Mauritius	5,347	1,171	11,047	2,417
Inter-company revenue elimination (primarily India)	(40,987)	(36,037)	(124,080)	(101,673)

Total revenue	$87,885	$69,217	$243,672	$197,123

Net Income/(Loss):
North America, primarily United States	$9,106	$5,369	$18,329	$10,775
India	8,194	9,449	26,698	26,340
UK	424	245	1,321	1,058
Far East, primarily Singapore	(59)	3	(172)	13
Germany	95	(130)	261	(155)
Mauritius	553	(405)	515	(392)

Total net income	$18,313	$14,531	$46,952	$37,639

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8%	1.1%	0.8%	1.0%
Tax-free investment income	—	(0.8)%	—	(0.7)%
Foreign effective tax rates different from US statutory rate	(18.2)%	(19.9)%	(18.5)%	(20.0)%
Tax Reserve	(17.5)%	(13.4)%	(5.9)%	(4.7)%
Others, net	—	—	(1.5)%	—

Effective Income Tax Rate	0.1%	2.0%	9.9%	10.6%

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Adoption of FIN 48 by the Company was required beginning January 1, 2007 and is to be applied to all open tax years as of the effective date.

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

As a result of the implementation of FIN 48, the Company initially recognized a $2.98 million increase in the liability for unrecognized tax benefits, for various international jurisdictions where Syntel does business and files tax returns, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The aforesaid amount is comprised of $2.36 million and $0.62 million towards tax and interest liability, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in normal income tax expense. For the quarter ended September 30, 2007, the Company recognized $0.08 million of expense, which is comprised of $0.02 million and $0.06 million of tax and interest expense, respectively. For the nine months ended September 30, 2007, the Company recognized $0.19 million of expense, which is comprised of $0.05 million and $0.14 million of tax and interest expense, respectively.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2002-03 and onwards.

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

During the three months ended September 30, 2007 and 2006, the effective income tax rates were 0.1% and 2.0%, respectively. The tax rate for the three months ended September 30, 2007 is impacted by an additional tax reserve of $0.07 million, reversal of tax reserve of $3.1 million along with the consequencial reversal of corresponding interest provision of $0.1 million and reversal of excess tax provision of $0.27 million. During the nine months ended September 30, 2007 and 2006, the effective income tax rates were 9.9% and 10.6%, respectively. The tax rate for the nine months ended September 30, 2007 is impacted by an additional tax reserve of $0.3 million, tax credits related to research and development of $0.4 million, reversal of tax reserve of $3.1 million along with the consequencial reversal of corresponding interest provision of $0.1 million, and reversal of $1.0 million towards excess tax provision.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.27 million for the financial years 1995-96 to 2001-02, after recognizing tax liabilities aggregating $1.49 million provided under FIN 48 during the quarter ended March 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and two opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96 to 1997-98 and 1999-2000 to 2001-02, which support Syntel India’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income tax department has been dismissed by the Income Tax Appellate Tribunal (‘ITAT’) and the matter stands in favour of Syntel India. The Income tax department has recourse to file a further appeal.

A similar appeal filed by Syntel India with Commissioner of Income tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004, against which, Syntel India had filed a further appeal with the ITAT. During the current quarter, Syntel India has received a favorable order on its appeal from the ITAT. The Income tax department has a recourse to file a further appeal. Considering this fact there is no change in the tax position.

Syntel India has also received orders for appeals filed with Commissioner of Income tax (Appeals) against the demands raised in March 2004 by the Income Tax Officer for similar matters relating to the financial years 1995-96 to 1997-98 and 2000-01 to 2001-02, and has received a favorable decision for 1995-96 and for the other years partially upholding Syntel India’s contention. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has filed a further appeal for the amounts allowed by the Commissioner of Income tax (Appeals). The appeal for financial years 1995-96 to 1997-98 and 2000-01 was heard by the ITAT on October 10, 2007 and the order of the ITAT is awaited.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating $8.05 million for the financial years 2001-02 to 2003-04, after recognizing tax liabilities aggregating $0.03 million provided under FIN 48 during the quarter ended March 2007, against which Syntel India has filed appeals with Commissioner of Income tax (Appeals). Syntel India has obtained opinions from independent legal counsels, that support Syntel India’s stand in this matter. The contention of Syntel India was partially upheld by Commissioner of Income tax (Appeals) for the financial year 2001-02. Syntel India has filed a further appeal with the ITAT in relation to the amounts not allowed by Commissioner of Income tax (Appeals). The Income tax department has also filed a further appeal against the relief granted to Syntel India by Commissioner of Income tax (Appeals). Recently, Syntel India has received an order for appeal filed with Commissioner of Income tax (Appeals) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by Commissioner of Income tax (Appeals). The Income tax department also has recourse to file a further appeal.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.09 million for various years, after recognizing tax liabilities aggregating $0.01 million provided under FIN 48 during the quarter ended March 2007, for which Syntel India has filed the necessary appeals or petitions.

Syntel India has not recognized certain disputed tax liabilities under FIN 48 as it is more likely than not that the said tax positions in respect of which FIN 48 tax liability has not been recognized will finally be resolved in favour of Syntel India.

All the above tax positions involve complex issues and may need an extended period of time to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s financial position and results of operations.

Fringe Benefit Tax on Stock Based Compensation:

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which will impact the Company, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. The detailed rules were awaited. Based on the opinions of tax advisors, the Company has estimated FBT charge of $0.65 million on Employee Stock Options/Restricted Options for the three months ended September 2007.

The Sec 115WC (2) (ba) of the Indian Income Tax Act specifies that valuation of employee stock options for the purpose of FBT will be as per the method prescribed by the Central Board of Direct Taxes (“the Board”). The Board has introduced a new rule on 23rd October 2007 for valuation of employee stock options for the purpose of FBT. This rule does not cover the stock options pertaining to shares of a company not incorporated in India. While the Board may clarify this in future, currently it is possible to argue that no FBT is payable on stock options issued by a company incorporated outside India. The Company is examining the validity of this argument with tax advisors and if the Company is advised that such argument is valid, the aforesaid FBT charge of $0.65 million may be reversed in future.

Tax credit

During the nine months ended September 30, 2007, the provision for income tax was reduced by research and development tax credits of $0.42 million.

Undistributed earnings of foreign subsidiaries

The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon.

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel India, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of September 30, 2007, the Company had fully invested proceeds from these cash dividends towards permitted investments under the Act.

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $74.1 million at September 30, 2007.

13. STOCK BASED COMPENSATION

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2007 and 2006 was $0.52 million and $0.97 million, respectively, including a charge for restricted stock. For the nine months ended September 30, 2007 and 2006, the share-based compensation expense recognized under SFAS 123(R) was $1.36 million and $1.89 million, respectively.

Restricted Stock:

On different dates during the quarter ended June 30, 2004, the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30%, and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively.

On different dates during the years ended December 31, 2005, 2006 and the nine months ended ended September 30, 2007, the Company issued 54,806, 16,536 and 9,464 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the year ended December 31, 2006 and the nine months ended ended September 30, 2007, the Company respectively issued another 57,500 and 66,000 shares of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

Based upon the market value on the grant dates, the Company recorded $5.84 million, $0.89 million and $0.01 million during the years ended December 31, 2004, 2005 and 2006 respectively of unearned stock-based compensation and included the same as a separate component of shareholders’ equity, to be expensed over the service period on a straight line basis. During the three months ended September 30, 2007 and 2006 the Company expensed $0.47 million and $0.51 million, respectively as compensation on account of these stock grants. During the nine months ended September 30, 2007 and 2006, the Company reversed $0.0 million and $0.14 million, respectively, of previously recognized compensation towards forfeiture of restricted stock on account of termination of employees and expensed $1.16 million and $0.94 million, respectively, as compensation on account of these stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended September 30, 2007 and 2006, the Company recorded $0.02 million and $0.39 million, respectively, and during the nine months ended September 30, 2007 and 2006, the company recorded $0.04 million and $0.41 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2006 and 2005 and nine months ended September 30, 2007, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$221	$396	$590	$783
Selling, general and administrative expenses	300	576	772	1,111

	$521	$972	$1,362	$1,894

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2007 and 2006, was $0.12 million and $0.56 million, respectively, and for the nine months ended September 30, 2007 and 2006, was $0.70 million and $1.60 million, respectively. New shares were issued for all options exercised during the three and nine months ended September 30, 2007. Prior to the adoption of FAS 123(R), the intrinsic value of restricted stock was recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

As of September 30, 2007, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.07 million to be vested mainly over the next two years.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Nine Months Ended September 30,
	2007	2006
Assumptions:
Risk free interest rate	4.22%	4.53%
Expected life	5.00	5.00
Expected volatility	63.70%	47.81%
Expected dividend yield	0.69%	6.80%

The Company’s computation of expected volatility for the nine months ended September 30, 2007 and 2006 is based on a combination of historical volatility from exercised options on the Company’s stock. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	208,869	$13.07
Granted	—	—
Exercised	64,964	10.43
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at September 30, 2007	137,634	$14.53	4.68	$3,723

Options Exercisable at September, 30, 2007	125,584	$13.57	4.50	$3,518

No options were granted during the nine months ended September 30, 2007 and 2006. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.59 million and $1.63 million, respectively. The aggregate fair value of shares vested, during the nine months ended September 30, 2007 and 2006 was $0.20 million and $0.49 million, respectively.

14. PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $0.86 million and $0.59 million for the three months ended September 30, 2007 and 2006, respectively and $2.87 million and $2.23 million for the nine months ended September 30, 2007 and 2006 respectively.

The amounts accrued for unutilized earned leave are $8.58 million and $6.27 million as of September 30, 2007 and December 31, 2006, respectively, and are included within ‘Accrued payroll and related costs’.

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

15. CLAIM AGAINST THE COMPANY

During the three months ended September 30, 2007, one of the Company’s subsidiary, Syntel Sourcing Private Ltd (SSPL), has received a claim of $0.83 million from a customer towards alleged lapses in the execution of certain business process transactions. SSPL had communicated to the customer that it will not settle any such claims until there is evidence on each of those claims that proper procedures have been followed in settling the claims by the operational groups, based on the rules laid down by its insurance company.

SSPL has lodged a claim with its insurance company.

Pending receipt of evidence from the customer which establishes its right to recover the claim from the insurance company, SSPL contends that the claim of the customer against SSPL arises only after and to the extent of the settlement of the insurance claim in favour of SSPL. The Company has considered this item as a contingent liability as on September 30, 2007 because the settlement amount, if any, is not probable or estimable.

16. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Business Process Outsourcing (“BPO”) business segments. Net revenues in the three months ended September 30, 2007 increased to $87.9 million from $69.2 million in the three months ended September 30, 2006, representing an 27.0% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing, Center of Excellence have contributed to the growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel U.K., and Syntel Germany as of September 30, 2007 increased by 37.9% to 7,072 employees as compared to 5,130 employees as of September 30, 2006. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of September 30, 2007, the Company had approximately 78.0% of its billable workforce in India as compared to 71.3% as of September 30, 2006. The Company’s top five customers accounted for 55.0% of the total revenues in the three months ended September 30, 2007, up from 51.1% of its total revenues in the three months ended September 30, 2006. Moreover, the Company’s top 10 customers accounted for 72.5% of the total revenues in the three months ended September 30, 2007 as compared to 70.7% in the three months ended September 30, 2006.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $58.4 million for the three months ended September 30, 2007, or 66.4% of total revenues, from $49.4 million, or 71.4% of total revenues for the three months ended September 30, 2006. The $9.0 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $32.3 million largely offset by $23.3 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2007 increased to $166.1 million, or 68.2% of total revenues, from $142.5 million or 72.3% of total revenues for the nine months ended September 30, 2006. The $23.6 million increase for nine months ended September 30, 2007 was attributable primarily to revenues from new engagements of $76.0 million largely offset by $52.4 million in lost revenues as a result of project completion, and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 63.2% of total Applications Outsourcing revenues for the three months ended September 30, 2007, from 63.0% for the three months ended September 30, 2006. The 0.2 percentage point increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2007 was attributable primarily to, an increase in cost due to increased offshore headcount and a new fringe benefit tax in India on stock based compensation, partly offset by re-insurance refund of health insurance claims under a stop loss policy. Cost of revenues for the nine months ended September 30, 2007 increased to 63.6% of total Applications Outsourcing revenues, from 62.4% for the nine months ended September 30, 2006. The 1.2 percentage point increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2007 was attributable primarily to onsite wage increases effective January 2007, offshore wage increases effective April 2007, the abovementioned new fringe benefit tax in India on stock based compensation, and rupee appreciation impact, partly offset by re-insurance refund of health insurance claims under a stop loss policy.

e-Business Revenues. e-Business revenues remained unchanged at $9.9 million for the three months ended September 30, 2007, or 11.2% of total revenues, from $9.9 million, or 14.3% of total revenues for the three months ended September 30, 2006. During the quarter revenues from new engagements and net increase in revenues from existing projects was $5.9 million offset by $5.9 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2007 increased to $29.9 million, or 12.3% of total revenues, from $27.9 million or 14.1% of total revenues for the nine months ended September 30, 2006. The $2.0 million increase for the nine months ended September 30, 2007 was attributable principally to revenues from new engagements contributing $15.2 million, largely offset by $13.2 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 61.6% of total e-Business revenues for the three months ended September 30, 2007, from 68.3% for the three months ended September 30, 2006. The 6.7 percentage point decrease in cost of revenues as a percent of revenues for the three months ended September 30, 2007 is principally attributable to better utilization of resources during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Cost of revenues for the nine months ended September 30, 2007 decreased to 59.7% of total e-business revenues, from 73.7% for the nine months ended September 30, 2006. The 14 percentage point decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2007 was attributable primarily to an increase in revenue by $2.0 million for the nine months ended September 30, 2007, decreased visa filing expenses, the re-insurance refund of health insurance claims under a stop loss policy, partly offset by onsite wage increases effective January 2007, offshore wage increases effective April 2007 and the impact of rupee appreciation.

TeamSourcing Revenues. TeamSourcing revenues decreased to $4.1 million for the three months ended September 30, 2007, or 4.7% of total revenues, from $4.2 million, or 6.1% of total revenues for the three months ended September 30, 2006. The $0.1 million decrease was attributable primarily to $0.9 million in lost revenues as a result of project completion, partially offset by revenues from new engagements, revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements and a net increase in revenue from existing projects, contributing $0.8 million. The revenues for the nine months ended September 30, 2007 decreased to $11.8 million, or 4.8% of total revenues, from $13.5 million or 6.8% of total revenues for the nine months ended September 30, 2006. The $1.7 million decrease for nine months ended September 30, 2007 was attributable principally to $2.2 million in lost revenues as a result of project completion, partially offset by revenues from new engagements, revenue from the SkillBay web portal and a net increase in revenue from existing projects, contributing $0.5 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 57.6% of TeamSourcing revenues for the three months ended September 30, 2007, from 58.4% for the three months ended September 30, 2006. Cost of revenues for the nine months ended September 30, 2007 decreased to 60.9% of total TeamSourcing revenues, from 63.3% for the nine months ended September 30, 2006. Both the 0.8% and 2.4% decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to better utilisation of resources, the re-insurance refund of health insurance claims under a stop loss policy, and a decrease in visa filing fees, partly offset by onsite wage increases effective January 2007 and offshore wage increases effective April 2007.

BPO Revenues. Revenues from this segment were $15.6 million or 17.7% of total revenues for the three months ended September 30, 2007 as against $5.7 million or 8.2% for the three months ended September 30, 2006. The $9.9 million increase was attributable primarily to revenues from new engagements and a net increase in revenues from existing projects. The revenues for the nine months ended

September 30, 2007 increased to $35.9 million, or 14.7% of the total revenues, from $13.3 million, or 6.8% of the total revenues for the nine months ended September 30, 2006. The $22.6 million increase was attributable primarily to revenues from new engagements and net a increase in revenues from existing projects.

BPO Cost of Revenues. BPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2007 increased to 48.7% of BPO revenues from 40.1% for the three months ended September 30, 2006. Cost of revenues for the nine months ended September 30, 2007 increased to 49.7% of BPO revenues, from 40.1% for the nine months ended September 30, 2006. Both the 8.6% and 9.6% increase in cost of revenues, as a percent of total BPO revenues, was attributable primarily to wage inflation, the impact of rupee appreciation and increased billable headcount due to increased operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative costs for the three months ended September 30, 2007 were $18.3 million or 20.9% of total revenues, compared to $13.1 million or 18.9% of total revenues for the three months ended September 30, 2006.

The 2.0 percentage point increase is primarily due to foreign exchange loss and increases in certain costs in the three months ended September 30, 2007 as against the three months ended September 30, 2006, partially offset by an increase in revenue that has resulted in an approximately 5.4 percentage point decrease. Selling, general and administrative costs for the three months ended September 30, 2007 include foreign exchange loss of $0.4 million and billable pass through expenses of $0.5 million, reflecting a 1.1 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include compensation of $1.2 million inclusive of the fringe benefit tax in India on stock based compensation of $0.3 million, depreciation of $1.1 million, rent of $1.1 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.3 million, office expenses of $1.3 million and professional expenses of $0.1 million, partially offset by a decrease in travel and relocation expenses by $0.4 million, which has resulted in an approximately 6.3 percentage point increase.

Selling, general, and administrative costs for the nine months ended September 30, 2007 were $47.4 million or 19.5% of total revenues, compared to $35.3 million or 17.9% of total revenues for the nine months ended September 30, 2006.

Selling, general and administrative costs for the nine months ended September 30, 2006 include a one time legal expense related to settlement fees of $0.6 million, provision for doubtful accounts receivable of $0.1 million, provision for a claim payable to a customer of $0.4 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million

In addition to the above-described items, the 1.6 percentage point increase as compared with the nine months ended September 30, 2006 is primarily due to foreign exchange loss and increases in certain costs in the nine months ended September 30, 2007 as against the nine months ended September 30, 2006 partially offset by an increase in revenue that has resulted in an approximately 4.4 percentage point decrease. Selling, general and administrative costs for the three months ended September 30, 2007 include foreign exchange loss of $1.5 million and billable pass through expenses of $0.5 million, impacting 0.8 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include increase in compensation cost of $2.3 million inclusive of the fringe benefit tax in India on stock based compensation of $0.3 million, depreciation of $2.9 million, rent of $1.9 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.5 million, office expenses of $3.1 million, marketing expenses of $0.2 million and professional expenses of $0.1 million partially offset by a decrease in travel and relocation expenses of $0.7 million, which has resulted in an approximately 5.2 percentage point increase.

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

During the three months ended September 30, 2007 and 2006, the effective income tax rates were 0.1% and 2.0%, respectively. The tax rate for the three months ended September 30, 2007 is impacted by an additional tax reserve of $0.07 million, reversal of tax reserve of $3.1 million alongwith the consequencial reversal of corresponding interest provision of $0.1 million and reversal of excess tax provision of $0.27 million. During the nine months ended September 30, 2007 and 2006, the effective income tax rates were 9.9% and 10.6%, respectively. The tax rate for the nine months ended September 30, 2007 is impacted by an additional tax reserve of $0.3 million, tax credits related to research and development of $0.4 million, reversal of tax reserve of $3.1 million alongwith the consequencial reversal of corresponding interest provision of $0.1 million, and reversal of $1.0 million towards excess tax provision.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased from $51.6 million at December 31, 2006 to $51.5 million at September 30, 2007 primarily due to decreased collections during the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $27.4 million for the nine months ended September 30, 2007. This includes a reduction of $20.5 million related to an increase in outstanding accounts receivable. The net cash generated by operating activities was $20.4 million for the nine months ended September 30, 2006. The number of days sales outstanding in net accounts receivable was approximately 73 days and 64 days as of September 30, 2007 and 2006, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.

Net cash used by investing activities was $17.5 million for the nine months ended September 30, 2007, consisting principally of (i) $22.5 million of capital expenditures primarily for construction / acquisition of Global Development Center at Pune, Business Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquitision of computers and software and communications equipment and also capital advance for guest house at Mumbai and (ii) the purchase of short term investments of $96.5 million, partially offset by $101.5 million for the sale of short term investments. Net cash used by investing activities was $27.1 million for the nine months ended September 30, 2006, consisting principally of $96.9 million for the purchase of short term investments and $9.3 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities, partially offset by the sale of short term investments of $79.1 million.

Net cash used in financing activities was $6.6 million for the nine months ended September 30, 2007, consisting principally of $7.4 million in dividends paid out partially offset by $0.6 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.2 million of tax benefit on stock option exercised during the nine months. Net cash used in financing activities was $56.8 million for the nine months ended September 30, 2006, consisting principally of $58.6 million in dividends paid out, partially offset by $1.6 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.2 million of tax benefit on stock option exercised during the nine months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2008. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at September 30, 2007 or September 30, 2006.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2007 and 2006, revenues from time and material contracts constituted 63% and 58% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2007 and 2006, revenues from fixed price application management and support engagements constituted 27% and 26% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2007 and 2006, revenues from fixed price development contracts constituted 10% and 16% of total revenues, respectively.

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

Revenue Recognition. The use of the proportional performance method of accounting requires that the Company make estimates about its future efforts and costs relative to its fixed price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such changes is reflected in the period in which the change becomes known.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). SFAS No. 159 allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 requires additional disclosures for instruments for which the election has been made, including a description of management’s reasons for making the election. SFAS No. 159 is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of SFAS No. 157. The Company is currently evaluating the impact SFAS No. 159 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

ASSETS	September 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$51,494	$51,555
Short term investments	41,525	42,319

Total	$93,019	$93,874

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

During the three months ended September 30, 2007, the Indian rupee has appreciated against the U.S. dollar by 1.3% as compared to the three months ended June 30, 2007. This rupee appreciation negatively impacted the Company’s gross margin by 37 basis points, operating income by 55 basis points and net income by 56 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 46% and 65% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations the Company entered into foreign exchange forward contracts during the three month period ended September 30, 2007, but these contracts do not have a material impact on the financial statements.

During the three months ended September 30, 2007 the Company entered into foreign exchange forward contracts where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $26.8 million as of September 30, 2007. The outstanding foreign exchange forward contracts as of September 30, 2007 mature between one to six months. Net Gains/(losses) on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the statement of income amounted to $0.2 million for the three and nine months ended September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2007 as well as mirror certifications from senior management, the Company’s Chairman & Chief Executive Officer and its Chief Financial Officer & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of September 30, 2007 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

SYNTEL, INC.

Date : November 06, 2007	/s/ Bharat Desai
Bharat Desai,
Chairman & Chief Executive Officer

Date : November 06, 2007	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer & Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.