Form 10-K
period 2007-12-31
SYNTEL INC
filed 2008-03-11
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 0-22903

SYNTEL, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2312018
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

525 E, Big Beaver Road, Suite 300, Troy, Michigan	48083
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 619-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2007, based on the last sale price of $30.39 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $385,396,000.

As of February 21, 2008, the Registrant had 41,731,935 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on or about June 5, 2008 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1. BUSINESS.

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures about Market Risk, contains statements that could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include those listed under “Item 1A. Risk Factors” and elsewhere in this Form 10-K, including the following:

•	Recruitment and Retention of IT Professionals

•	Government Regulation of Immigration

•	Customer Concentration; Risk of Termination

•	Exposure to Political and Regulatory Conditions in India

•	Wage Pressures in India

•	Ability to Repatriate Earnings

•	Intense Competition

•	Ability to Manage Growth

•	Lack of Attention from Management and Failure to Increase Sales & Marketing for Some Services

•	Fixed-Price Engagements

•	Potential Liability to Customers

•	Dependence on Key Personnel

•	Limited Intellectual Property Protection

•	Potential Anti-Outsourcing Legislation

•	Adverse Economic Conditions

•	Failure to Successfully Develop and Market New Services

•	Failure to Anticipate and Respond to Technology Advances

•	Benchmarking Provisions

•	Corporate Governance Issues

•	Loss in Investor Confidence Due to Adverse Assessment of Internal Controls Over Financial Reporting

•	Telecom/Infrastructure Issues

•	New Facilities

•	Stock Option Accounting

•	Terrorist Activity, War or Natural Disasters

•	Instability and Currency Fluctuations

•	Risks Related to Possible Acquisitions

•	Variability of Quarterly Operating Results

For a more detailed discussion of certain of the risks associated with the Company’s business, see “Item 1A. Risk Factors” in this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a worldwide provider of information technology and Knowledge Process Outsourcing (KPO)(*Formerly reported as Business Process Outsourcing or BPO) services to Global 2000 companies. The Company’s service offerings are grouped into four segments: Applications Outsourcing, e-Business, KPO and TeamSourcing®. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. e-Business consists of practice areas in Web Solutions, Customer Relationship Management (CRM), Data Warehousing/Business Intelligence, and Enterprise Applications Integration (EAI) services. KPO consists of high-value, customized outsourcing solutions that enhance critical back-office outsourced solutions such as transaction processing, loan servicing, retirement processing, and collections and payment processing. Syntel’s primary KPO focus is in the financial services, healthcare and insurance sectors. TeamSourcing consists of professional Information Technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Model, a corporate culture focused on customer-service, responsiveness and its own internally-developed “intellectual capital”, which is based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

Through Applications Outsourcing, Syntel provides high-value applications management services for ongoing management, development and maintenance of customers’ business applications. Syntel assumes responsibility for and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the customer’s business process knowledge in order to develop and deliver services specifically tailored for that customer. In 2007, 2006 and 2005, Applications Outsourcing services accounted for approximately 67%, 72%, and 76% of total consolidated revenues, respectively.

Through its e-Business practices, Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management (CRM) services, which involve software solutions that put Syntel’s customers in closer touch with their own customers. Additionally, Syntel has entered into several alliances with leading software firms and IT application software infrastructure providers, including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, Hewlett-Packard, IBM, Informatica, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, Mercury, among others. These partnerships will provide the Company with increased opportunities for market penetration. In 2007, 2006 and 2005, e-Business accounted for approximately 12%, 14% and 14% of total consolidated revenues, respectively.

Syntel seeks to provide high-value KPO solutions to its customers, as opposed to low-value, capital-intensive voice-based KPO services. Through KPO, Syntel provides outsourced solutions for a client’s business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. KPO accounted for approximately 16%, 8% and 3% of the total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 5%, 6%, and 7% of the total revenues, for the years ended December 31, 2007, 2006 and 2005, respectively.

The information set forth under Note 15 “Segment Reporting” to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

The Company’s Global Delivery Service provides Syntel with flexibility to deliver to each customer a unique mix of services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at Global Development Centers in Mumbai, Chennai and Pune, India. The benefits to the customer from this customized service approach include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week and cost-effectiveness. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world largely unconstrained by geography, time zones or cultures.

Syntel provides its services to a broad range of Global 2000 companies in the financial services, healthcare, insurance, automotive, retail, and other industries. During 2007 the Company provided services to 91 customers, principally in the U.S. including American Express, State Street Bank, Daimler Chrysler, Humana Inc, and Allstate Insurance. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and enable it to expand its roles with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are also important decision factors in the Company being chosen as a preferred vendor. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. Recently, the Company has focused on increasing its resources in the development, marketing and sales of its Applications Outsourcing, KPO, e-Business, and TeamSourcing services to expand its customer base.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2007, Syntel’s worldwide billable headcount consisted of 7,709 consultants providing professional services to Syntel’s customers.

The information set forth under Note 16 “Geographic Information” to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

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

The Company believes that outsourcing the ongoing management, development and maintenance of IT applications is becoming increasingly critical to business enterprises. The difficulties of IT planning, budgeting and execution in the face of technological innovations and uncertainties, the focus on cost cutting, and a growing shortage of skilled personnel are driving senior corporate management to strategically pursue outsourcing of critical internal IT functions. Organizations are seeking an experienced IT services outsourcing provider that not only has the expertise and knowledge to address the complexities of rapidly changing technologies, but also possesses the capability to understand and automate the business processes and knowledge base of the organization. In addition, the IT provider must be able to develop customized solutions to problems unique to the organization. This involves maintaining a combination of on-site, off-site and offshore professionals who know the customer’s IT processes, providing access to a wide range of expertise and best practices, providing responsiveness and accountability to allow internal IT departments to meet organization goals, and providing low cost, value-added services to stay within the organization’s IT budget constraints.

In today’s environment, large organizations are increasingly finding that full facilities management outsourcing providers who own and manage an organization’s entire IT function do not permit the organization to retain control over, or permit flexible reallocation of, its IT resources.

International Data Corporation (IDC) expects spending on IT services worldwide to reach $587 billion in 2010, reflecting a CAGR of 5.8% from 2005 to 2010. According to Gartner, The global outsourcing market continues to grow at a steady pace, with a 2007 worldwide market growth rate of 10.2% for both IT outsourcing (ITO) and BPO, with BPO showing double-digit growth. According to NASSCOM, IT services (excluding BPO, product development and engineering services), is expected to cross USD 23 billion, a growth of 28 per cent in FY2008. NASSCOM also reports that Banking, Financial Services and Insurance (BFSI) remains the largest vertical market for Indian IT-BPO exports, followed by High-technology and Telecom accounting for nearly 60 per cent in FY2007. Manufacturing and Retail followed, contributing 23 per cent to the aggregate. Other key segments include Media, Healthcare, Airlines and Transportation, and Utilities.

With the success businesses are having with outsourcing their IT services work, many have begun exploring BPO and KPO. According to the 2008 NASSCOM-Everest Group BPO Study, BPO is the fastest growing segment of the overall offshore market, and is currently estimated at US$ 26-29 billion. The study also indicates the Indian BPO industry’s has grown to reach nearly US$ 11 billion in export revenues, employs more than 700,000 people, and accounts for more than 35 percent of the worldwide BPO market. A bottom-up analysis in this same report shows a total export BPO market opportunity of US$ 220-280 billion by 2012. The report indicates a large market opportunity not only for established industry verticals like Banking, Insurance and Manufacturing, but also for buyers and providers in many other emerging verticals. The Banking & Capital Markets, Insurance and Manufacturing verticals together constitute almost 70 percent (US$ 160-190 billion) of the total US$ 220-280 billion export market opportunity over the next five years. However, emerging verticals such as Technology, Telecom and Travel & Transportation verticals also provide opportunities in excess US$ 10 billion by 2012. Other verticals such as Media & Publishing, Pharmaceuticals & Life Sciences, and Energy & Utilities too represent significant untapped opportunity. North America is expected to contribute roughly 70 percent of the total market opportunity for the Indian BPO industry.

COMPETITIVE ADVANTAGES

Syntel has developed mature processes to handle large, complex assignments and more efficiently deliver higher quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s global delivery model, vertical domain expertise, focus on customer service and end-to-end products are key competitive advantages.

Global Delivery Service Syntel performs its services on-site at the customer’s location, off-site at Syntel’s U.S. locations and offshore at its Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Delivery Service, the Company currently has three Global Development Centers located in Mumbai, India; Pune, India; and Chennai, India. The Company also has a Support Center located in Cary, North Carolina. The Mumbai Global development centers has a capacity of approximately 4,340 people and which employs including onsite deputations outside Mumbai, 4,727 persons as of December 31, 2007. The Pune Global development centers employed 3,769 people and have a capacity of approximately 4,460 people. The Chennai Global development centers employed 1,803 as of December 31, 2007 and have a capacity of approximately 2,246 people.

In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007, the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired an additional 37 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already commenced construction of 2 office buildings in this SEZ area with more than 2,000 seats and which are expected to be completed by Q2 2008. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a SEZ by the government of India. In Phase 1 we are constructing 0.7 million sq.ft. of space. This consists of 3 Software Development Blocks each having a capacity for 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block of 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for completion in Q3 2008.

Trusted Business Partner. The Syntel corporate culture reflects a “Customer for Life” philosophy, which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel’s high rate of repeat business. At engagement initiation, Syntel’s services are typically based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer’s business processes, IT applications and industry, Syntel gains a competitive advantage to perform additional higher-value IT services for that customer.

Deep Industry Expertise. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its client’s needs and technologies to provide high value, high quality services. Syntel’s industry expertise can be leveraged to assist other clients in the same industry, thereby improving quality and the value of its services. The Company domain expertise extends to multiple verticals, with particular strength in financial services, insurance, and healthcare. For the year ended December 31, 2007, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, auto, retail and other was 48%, 15%, 19%, 8%, 2% and 8%, respectively.

Depth and Breadth of Service Offerings. The Company provides a comprehensive range of IT services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, KPO and testing services. Syntel’s knowledge and experience spans multiple computing platforms and technologies, which enable us to address a range of business needs and to function as a virtual extension of its clients’ IT departments. The Company offers a broad spectrum of services in select industry sectors, which it leverages to capitalize on opportunities.

Proven Intellectual Capital. Over its 28-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems. The Company believes that its intellectual capital is an important part of its competitive advantage. The Company benefits from its own experience in transitioning from a 100% onshore service provider to a majority offshore-centric service provider. The Company employs a team of professionals whose mission is to develop and formalize Syntel’s “intellectual capital” for use by the entire Syntel organization. This “intellectual capital” of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as internet/intranet applications, client/server applications, object-oriented software, e-commerce and data warehousing technology. Through these efforts, the Company becomes more valuable to the customer and is often able to expand the scope of its working to existing customers.

Fixed-Priced and Fixed-Time frame. Syntel has historically performed approximately half of its services on a fixed-price, fixed-time frame basis, which the Company believes aligns its objectives with those of its clients. The Company delivers solutions for both enterprise-wide and departmental initiatives on a fixed-price and fixed-time frame basis using its proprietary tools and methodologies. The Company believes its ability to offer fixed-price and fixed-time frame processes, is an important competitive differentiator that allows the Company and its clients to better understand clients’ business needs, and to design, develop, integrate and implement solutions that address those needs.

BUSINESS STRATEGY

The Company’s objective is to become a strategic partner with its customers in managing the full IT/KPO services lifecycle by utilizing its Global Delivery Model, intellectual capital and customer service orientation. The Company plans to continue to pursue the following strategies to achieve this objective:

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice IT solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Delivery Service and the Company’s worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their IT demands increase. The Company continues to expand the capacity of its Global Development Centers worldwide. The Company has made a significant migration of resources to offshore development locations. Measured by billable headcount, approximately 79% of services were delivered from offshore centers as of December 31, 2007 versus 52% as of December 31, 2003.

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

Capitalize on Existing Capabilities in the High Growth KPO market. The Company will grow its expertise in the area of value-added KPO solutions, primarily in the areas of financial services and insurance. By leveraging a mature Global Delivery Model and domain expertise, the Company is able to deliver process improvements as well as provide competitively priced KPO solutions. In addition to offering its existing KPO solutions, the Company also expects to build on its solution set to capitalize on additional opportunities.

Expand Customer Base and Role with Current Customers. The Company’s emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, healthcare, insurance, automotive, retail, and other industries, as well as to government entities. With the expansion of the Company’s Indian operations, the Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

Attract and Retain Highly Skilled IT Professionals. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (1) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (2) trains employees and new recruits through both computer based training and its four training centers, one of which is located in the U.S. and three of which are located in India, and (3) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, a qualified stock purchase program, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional IT staff in response to customer needs. The Company believes that its recent investment in Pune, India campus has positively impacted its ability to attract and retain high quality talent.

Pursue Selective Partnership Opportunities. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms, including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, Hewlett-Packard, IBM, Informatica, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, Mercury, among others. The alliances provide a strong software implementation strategy for the customer, combining the partner’s software with Syntel’s extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (1) technology employed; (2) projected product lifecycles; (3) size of the potential market; (4) software integration requirements of the product; and (5) the reputation of the potential partner.

SERVICES OFFERINGS

Syntel provides a broad range of IT services through its Applications Outsourcing, e-Business, KPO, and TeamSourcing service offerings.

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

Through its KPO offerings, the Company provides a host of outsourced solutions for business processes.

Through TeamSourcing, the Company provides professional IT consulting services. During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing, e-Business, and KPO services. For the years ended December 31, 2007, 2006 and 2005, e-Business and Applications Outsourcing combined accounted for approximately 79%, 86% and 90%, respectively, of the Company’s total revenues and TeamSourcing represented approximately 5%, 6% and 7%, respectively, of the Company’s total revenues. The KPO segment started contributing revenues during the year 2004. Revenue from this segment was 16%, 8% and 3% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the quality awards its customers have bestowed on Syntel. In the fourth quarter of 2007, more than 95% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned a host of quality awards, including the “CIO Award” from General Motors, as well as “Preferred Supplier” status with DaimlerChrysler Corporation, in which Syntel received the highest rating in each customer service category. The Company has also been recognized by Target Corporation with a “Best Business Partner Award”. Syntel’s development centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) Level 5. Syntel is also an ISO 9001: 2000 certified company, and in late 2004, Syntel earned the BS 7799 2:2002 security certification for its centers in India, as well as neoQA Certified to Level 4. During 2004, Syntel also earned a host of media awards, including Fortune Small Business “America’s Fastest-Growing Small Companies”; Healthcare Informatics 100; Diversity Business “Top 100 Diversity Owned Businesses in the U.S.”; VARBusiness 500; and was on the Forbes “200 Best Small Companies in America” list for the fifth time.

Applications Outsourcing

Syntel provides high-value application management services for ongoing management, development and maintenance of business applications. Through Applications Outsourcing, the Company assumes responsibility for, and manages selected applications support functions of the customers. The Global Delivery Service is central to Syntel’s delivery of Applications Outsourcing services. It enables the Company to respond to customers’ needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission critical applications.

Syntel has developed methodologies, processes and tools to effectively integrate and execute Applications Outsourcing engagements. Referred to as “IntelliTransfer®,” this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer’s personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer and, finally, seeks to assume responsibility for performance of a particular customer applications system or systems. As the Company develops an in-depth knowledge of the customer’s personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue more value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and applications of the customer.

Because providing both e-Business and Applications Outsourcing services typically involves close participation in the IT strategy of a customer’s organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer’s business requires fast delivery of a mission-critical applications update, Syntel will combine its on-site professionals, who have knowledge of the customer’s business processes and applications, together with its global infrastructure to deliver around-the-clock resources. If the customer’s need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Center, which has significantly lower costs. The Company believes that its ability to provide flexible service, delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its e-Business and Applications Outsourcing services from other IT service firms.

e-Business Services

Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are built around utilization of the Internet, which has transformed many businesses. The Company provides customized technology services in the areas of web solutions, including web architecture, web-enablement of legacy applications, and portal development. The Company also provides Customer Relationship Management (CRM) services, which involve software solutions that put Syntel’s customers in closer touch with their own customers. Syntel helps its customers select the appropriate package software options, then customize and implement the solutions. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the area of Enterprise Applications Integration, Syntel takes an enterprise-wide view of its customers’ environment and implements package software solutions that create better integration, and therefore better information utilization, between front office and back-office applications. Additionally, the Company has effectively engaged several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure providers including Ab Initio, Actuate, BEA Systems, Business Objects, Cognos, Hewlett-Packard, IBM, Informatica, Microstrategy, Oracle, SAP, Serden Technologies, TIBCO, Mercury, among others. These partnerships will provide the Company with increased opportunities for market penetration.

Knowledge Process Outsourcing (KPO)

Syntel seeks to provide high-value KPO solutions to its customers, as opposed to low-value, capital-intensive voice-based KPO services. Through KPO, Syntel provides outsourced solutions for a client’s business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing. In the area of financial services, Syntel focuses on the middle and back-office business processes of the transaction cycle. Syntel’s insurance KPO services include claims processing and policy administration, among others. KPO accounted for approximately 16% of revenues for the year ended December 31, 2007.

TeamSourcing®

Syntel offers professional IT consulting services directly to its customers and, to a lesser degree, in partnership with other service providers. The professional IT consulting services include individual professionals and teams of professionals dedicated to assisting customer systems projects and ongoing IT functions. This service responds to the demand from internal IT departments for additional expertise, technical skills and personnel. The Company’s wide range of TeamSourcing services include IT applications systems specification, design, development, implementation and maintenance, which involve diverse computer hardware, software, data and networking technologies and practices.

Strategic Offerings Group

The Company seeks to gain a competitive advantage through its methodologies, tools and technical expertise. The Company employs a team of professionals in its Strategic Offerings Group whose mission is to develop and formalize Syntel’s “intellectual capital” for use by the entire Syntel organization. The Strategic Offerings Group focuses on monitoring industry trends, creating competencies in emerging technical fields, developing new methodologies, techniques and tools such as IntelliTransfer® and IntelliCaptureSM, creating reusable software components through its Innovate methodology to enhance quality and value on customer assignments, and educating Syntel’s personnel to improve marketing, sales and delivery effectiveness. The Strategic Offerings Group consists of senior technical personnel located in both the U.S. and India.

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. The Company provided services to 91 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers. Representative customers of the Company, each of which provided revenue of at least $100,000 during 2007, include:

FINANCIAL SERVICES

American Express Technologies

Ameriprise Financials

JP Morgan Chase Bank

Boston Financial Data Services

Comerica Bank

Credit Suisse

FDMS

General Motors Acceptance Corp

International Finance Data Services

Investors Bank and Trust Company

Midas Touch Research Inc.

Moody’s

Pioneer Investment Management

PNC Bank National Association

Reliance Money Ltd

SEI Global Services Inc

State Street Bank

UBS Financial

Wells Fargo

HEALTHCARE

Availity LLC

Concentra

First Health Services Corp.

HCA

Humana Inc

Life Line Screening

Mckesson

Retail Health Network

The TriZetto Group, Inc.

Healthcare Associates

Wellpoint Inc.

RETAIL & Logistics

Carillion Inc

INFO USA, INC

Lowe’s Companies, Inc.

PepsiCo Inc.

Target Corporation

Others

Airlines Reporting Corp

American Greetings

Brocade Communication Systems

Deloitte Consulting

Denel Aerospace Systems

Federal Express Corporation

Hutchinson Technologies Incorporation

Jeppesen Sanderson, Inc.

Mead Westvaco

Oracle

Sterling Testing Systems

Symantec

Tektronix, Inc.

The News Market

Thomas Cook

Viskase Companies, Inc.

INSURANCE

Ace Ina Holdings

Allstate Insurance

American International Group

Ameriprise Insurance

CNA Commercial Lines

John Hancock

Unitrin Inc

Reliance Capital Ltd

Reliance Life Insurance Company Limited

Stewart - Landata Systems Inc.

The Great West Life Assurance

Unirisx

Westfield Insurance

ZC Sterling

AUTOMOTIVE

Daimler Chrysler

Freightliner-LLC

Panasonic Automotive System Co

Takata Corporation

T-Systems

For the years ended December 31, 2007, 2006, and 2005, the Company’s top ten customers accounted for approximately 73%, 70% and 65% of the Company’s total revenues, respectively. The Company’s three largest customers in 2007 were American Express, State Street Bank and Allstate Insurance contributing approximately 19%, 17% and 7%, respectively, of the total revenues. The Company’s largest customer for 2007, 2006 and 2005 was American Express; accounting for approximately 19%, 18% and 16% of the total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Further, State Street Bank contributed approximately 17%, 10% and 6% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

GLOBAL DELIVERY SERVICE

Syntel’s Global Delivery Service gives the Company the flexibility and resources to perform services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at the Company’s Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers. The Global Delivery Service gives the Company the flexibility to deliver to each customer a customized mix of integrated on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise and best practices, resource availability and cost-effective delivery.

Through on-site service delivery at the customer’s location, the Company is able to gain comprehensive knowledge concerning the customer’s personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Offshore service delivery at the Company’s Indian locations provides the customer with the capacity to receive around the clock attention to applications maintenance and project development for faster turnaround, greater availability of resources and expertise resident in India.

The Company has developed global recruiting and training programs, which have efficiently provided skilled IT professionals to meet customer needs. In addition, the Company’s sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Regular meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively among these locations as necessary.

The Company’s Global Development Centers located in: Pune, Mumbai and Chennai, India and a Support Center located at Cary, North Carolina support the Company’s Global Delivery Service.

In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007 the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired an additional 37 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already commenced construction of 2 office buildings in this SEZ area with more than 2,000 seats and which are expected to be completed by Q2 2008. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a SEZ by the government of India. In Phase 1 we are constructing 0.7 million sq.ft. of space. This consists of 3 Software Development Blocks each having a capacity for 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block of 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for completion in Q3 2008.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 4,727 persons as of December 31, 2007, serves as the hub of the Company’s Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 4,340 people including KPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,803 persons as of December 31, 2007. The Chennai facility has a capacity of approximately 2,246 persons. The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1 we are constructing 0.7 million sq.ft. of space. This consists of 3 Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block of 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for completion in Q3 2008.

Syntel leases approximately 88,642 square feet of office space in Mumbai, India, under ten leases expiring on various dates from February 9, 2009 to December 31, 2009. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its KPO operations, Syntel has leased 238,940 square feet of office space in Mumbai, India under five leases expiring on dates ranging between February 29, 2008 and March 31, 2012.

Syntel leases approximately 181,653 square feet of office space in Chennai, India, under four leases expiring on dates ranging between April 30, 2008 and March 31, 2010, all subject to the Company’s option to renew for additional periods.

The Company believes that space availability in Mumbai, Pune and Chennai will accommodate short-term facility requirements and the new campus in Pune and Chennai will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

SALES AND MARKETING

The Company markets and sells services directly through professional sales team and senior management team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Natick, Massachusetts; Reading, UK; Hong Kong; Stuttgart, Germany, Singapore and this year we have opened up an office in Paris, France. The sales staff is aligned by industry vertical, with each salesperson provided the authority to pursue Applications Outsourcing, e-Business, KPO and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported by technical and subject matter experts from the Company’s delivery teams. During the year 2007, we have started new initiatives in terms of having an India based sales team along with Syntel Direct team supporting our onsite sales team.

The sales cycle for Applications Outsourcing engagements ranges from six to twelve months, depending on the complexity of the engagement. Due to long sales cycles, Applications Outsourcing sales executives follow an integrated sales process for the development of an engagement. The sales teams submit Proposals and solutions to the clients, and receive ongoing input from the Company’s technical services, pre-sales, delivery, finance and legal departments throughout the entire sales process. The Applications Outsourcing sales process also typically involves a lot more customer interaction at more senior levels of management than the TeamSourcing sales process.

The sales cycle for an e-Business engagement, from initial contact to execution of an agreement, varies by type of service and account size, it also typically ranges from one to six months, depending upon the complexity of the engagement. The sales cycle for large, fixed price e-Business engagement is similar to that of Applications Outsourcing engagements. The sales cycle for partnership software installations is generally from one to six months. The associated software installation engagements are generally short, lasting one to three months. Our Strategic Operations Group (SOG) team supports our sales team in this area.

The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. TeamSourcing engagements are essentially developed from existing customers as the Company focuses its attention on growing the Applications Outsourcing, KPO and e-Business segments.

Syntel’s marketing organization strives to build and support the Syntel brand as well as generate awareness and leads for the Company’s service offerings. The Company’s current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs and CFOs of Global 2000 companies. In addition, Syntel’s marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group, Aberdeen Group, Forbes, IDC and Forrester Research, to ensure analysts have a good understanding of Syntel’s offerings and positioning. Syntel’s marketing group also manages the Company’s investor relations program, market research and also helps in building part of proposals along with the sales team.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2007, the Company globally had 11,709 full time employees including billable headcount of 7,709 providing a wide range of IT and KPO professional services to Syntel.

A majority of the Company’s professional employees have a Bachelor of Science / Technology / Commerce degree or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to engagement managers and senior consultants with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business processes, and proficient in a variety of computer programming languages, software tools, database management systems, networks, testing, processes, methodologies, techniques and standards.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting and training programs.

Recruiting. The Company has developed a recruiting methodology and organization, which is a core competency. The Company has significantly expanded its international-based recruiting team, with recruiters in Mumbai, Chennai, Hyderabad, Bangalore, and Pune, India, to recruit for the Company’s global requirements. The Company also has a recruiting team focused on U.S. and International hiring, which recruits primarily across the U.S. and the Company’s global locations. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

Among the Company’s other recruiting techniques are the placement of advertisements on its own web site and popular job boards, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, participating in job fairs, partnering with and recruiting on university campuses. In addition, the Company has developed a proprietary database of talent hosted on the Intranet, which is an automated tool for managing all phases of recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and can distribute resumes directly to the recruiters.

Training. The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable source for qualified IT and KPO professionals.

Syntel also maintains an Internet-based global Computer-Based Training (CBT) program with over 200 training courses from which Syntel employees can select to enhance and develop their skills. The CBT program cover the latest topics including Object Oriented Programming, local-area and wide-area networking, e-Commerce, various Microsoft products, and Web-based solutions in addition to management, processes, and related developmental areas. The Company continues to re-skill a significant percentage of the consulting base in the latest advanced software platforms, including J2EE, Object Oriented, C++, C-Sharp, .NET, RMI CORBA, SAP, PeopleSoft, ETL, Datastage, Ab-initio, Informatica and Microstrategy.

For the last 10 years, the Company has operated a Project Manager Training program. The objective of the program is to develop certified project managers to ensure consistent and quality delivery of the Company’s engagements on a worldwide basis. The 12 to 18 month program consists of lecture style classroom work, computer based training, and on the job apprenticeships. The program trains students on industry “best practices” as well as Syntel specific methods and processes. Program participants must receive a certification from the Project Management Institute (“PMI”) before receiving Syntel branded certification.

The Company has been accepted as a Microsoft Certified Solution Partner and sponsors the Microsoft Certification Program and provides opportunities for cross training of its professionals in emerging technologies at its various development centers.

Talent Management. The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention and better quality services to its customers. A significant percentage of the Company’s employees have been recruited from outside the U.S. and relocated to the global locations that the Company operates out of. As a result of these activities, Syntel has developed a significant knowledge base in making foreign professionals comfortable and quickly productive across its global locations.

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Syntel DNA. Detailed business discussions are conducted, spanning across the organization flowing upwards from manager level to leadership team. Talent summaries, short term and long term talent plans, and future leadership identification are executed as the part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon.

Apart from the knowledge & skills that are critical for each position, the Company measures the personal attributes and the value match which is fundamental for any employee. The 5 core Values for which each employee stands tall is tested during selection itself. These 5 Values are Simple, Speed, Smart, Synergy, and Stretch. The Values are also reinforced during the appraisal process, which imparts great significance to the Values scores. Each of these Values is well defined, and assessors are coached on how to gauge them at various levels.

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, medical insurance, dental options, a vision eye-care program, life insurance, long-term disability coverage, short-term disability options, a 401(k) plan, tuition subsidy plan, and a health club reimbursement program. During the previous years, the Company issued incentive restricted stock to its non-employee directors and some employees, as well as to some employees of its subsidiaries.

Syntel has very clearly laid out its Vision, Mission and Values to its employees. These statements are simple to understand and are very well defined, communicated and reinforced through management communication (town halls / e-mails / print collateral), induction programs, quizzes, rewards and recognitions programs, and celebration of successes through story telling. Syntel also celebrates its Mission and Values through special programs like the Syntel Values and Innovation Awards which create tremendous response, along with phenomenal business results.

COMPETITION

The IT services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies, and contract programming companies. The Company’s most direct competitors include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture, Electronic Data Systems, IBM Global Services and Keane. The Company is also seeing increased competition from non-Indian sources such as China, Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. Many of the Company’s customers choose to work with more than one IT service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

AVAILABLE INFORMATION

Syntel makes available, free of charge, through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel’s web site is www.syntelinc.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

Name	Age	Position
Bharat Desai	55	Chairman and Chief Executive Officer

Neerja Sethi	53	Vice President, Corporate Affairs and Director

Keshav Murugesh	44	President and Chief Operating Officer

Arvind S. Godbole	50	Chief Financial Officer and Chief Information Security Officer

Daniel M. Moore	53	Chief Administrative Officer, General Counsel and Secretary

Rakesh Khanna	45	President Business Unit- Banking & Finance

R. S. Ramdas	53	Senior Vice President, Finance and Corporate Services

Srikanth Karra	44	Vice President, Global Human Resources

Lakshmanan Chidambaram	44	Vice President, Sales

Anil Jain	49	Business Unit Head & Senior Vice President, Insurance Vertical

Nitin Rakesh	36	Vice President and Head of B&FS KPO Operations

Revanu Navadgi	39	Business Unit Head, Automotive

Murlidhar Reddy	38	Vice President & Operations Head, Healthcare and Life Sciences Vertical

Ramakumar Singampalli	40	Vice President, Operations-DBU

Bharat Desai is a co-founder of Syntel and serves as its Chairman of the Board, Chief Executive Officer and as a director. He has served as the Company’s Chief Executive Officer and as a director since its formation in 1980 and has been the Chairman of Syntel’s Board of Directors since February 1999. He also served as the Company’s President since its formation until December 2006. Mr. Desai is the spouse of Ms. Sethi.

Neerja Sethi is a co-founder of the Company and has served as a director and as Vice President, Corporate Affairs since its formation in 1980. Ms. Sethi is the spouse of Mr. Desai.

Keshav Murugesh was appointed President of the Company in December 2006. He also serves as the Company’s Chief Operating Officer, a position to which he was appointed in October 2004. Mr. Murugesh joined the Company as Chief Financial Officer in May 2002 and continued as Acting Chief Financial Officer until his successor was appointed in May 2005.

Arvind Godbole was appointed Chief Financial Officer in December 2006 after being appointed Interim Chief Financial Officer in June 2006. Mr. Godbole was appointed the Company’s Chief Information Security Officer in June 2006. He has been with the Company as Corporate Controller since March 2001 and has also been a member of the Procurement Team along with his usual functions as a controller.

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

Srikanth Karra was appointed as Syntel’s Vice-President – Global Human Resources in March 2005. Prior to joining Syntel, Mr. Karra served as HR Head for India and Global Leader for Staffing and Relationship Development at GE Capital International Services, a global diversified financial services company, from 2001 to 2005.

Lakshmanan Chidambaram was appointed as Head of Sales, Banking and Financial Services and Insurance Business units in February 2006 and, in December 2006, assumed responsibility for Automotive, Healthcare and Diversified Businesses sales. Mr. Chidambaram joined Syntel in 2001 and has served in a variety of sales positions.

Anil Jain was appointed as Business Unit Head & Senior Vice President, Insurance Vertical in February 2006. Mr. Jain has been with Syntel since 1993 serving in a number of client relationship and IT service delivery capacities.

Nitin Rakesh was appointed as Vice President and Head of B&FS KPO Operations in February 2006 and has been with Syntel since October 2002 in various capacities with the business Syntel’s KPO unit.

Revanu Navadgi was appointed as Business Unit Head, Automotive in July 2007 and has been with Syntel since July 1994 serving in various IT service delivery capacities.

Murlidhar Reddy was appointed as Vice President and Operations Head, Healthcare and Life Sciences Vertical in July 2006 and has been with Syntel since November 2003 serving in various IT service delivery capacities.

Ramakumar Singampalli was appointed as Vice President, Operations – DBU in July 2006 and has been with Syntel since April 2006 serving in various IT service delivery capacities.

ITEM 1A. RISK FACTORS

The following factors should be considered carefully when evaluating our business.

Failure to hire and retain a sufficient number of qualified IT professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional IT services is labor intensive, and, accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled IT professionals. The Company believes that there is a growing shortage of, and significant competition for, IT professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such IT professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of IT personnel. The Company’s business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified IT professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. Any perception among the Company’s current or potential employees or foreign IT professionals that the Company’s ability to assist them in obtaining permanent residency status in the United States has been diminished, could result in increased recruiting and personnel costs or lead to significant employee attrition or both. For the years ended December 31, 2007, 2006 and 2005, attrition was 14%, 13% and 14%, respectively. For the same periods, the number of net hires was 3,345, 2,271 and 1,566, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified IT professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration could impact the Company’s ability to bring a sufficient number of IT professionals to the United States or other jurisdictions.

The Company recruits IT professionals on a global basis and, therefore, must comply with the immigration laws of the countries in which the Company operates, particularly the United States. As of December 31, 2007, 747 IT professionals, representing approximately 46% of the Company’s U.S. workforce and 6% of the Company’s worldwide workforce worked under H-1B visas (permitting temporary residence while employed in the United States) and another 396 IT professionals, representing 24% of the Company’s U.S. workforce and 3% of the Company’s worldwide workforce worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least six months). United States federal law limits the number of new H-1B visas to be approved in any fiscal year. Currently, the total number of H-1B visas permitted is 65,000 per U.S. government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the United States. If the Company were unable to obtain sufficient H-1B employees, the Company’s business, results of operations and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the United States. These concerns have in the past resulted and may in the future result in proposed legislation, rules and regulations aimed at reducing the number of work visas, including L-1 and H-1B visas that may be issued.

The Company is also subject to various immigration and work permit restrictions in other jurisdictions where the Company operates or plans to operate, including the European community. These restrictions restrain the

Company’s ability to increase the number of skilled professionals in certain regions and could have an adverse impact on the Company’s global strategy. The impact of these regulations, including any changes to immigration and work permit regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of us or if there is a downturn in one of the industries the Company serves.

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 73%, 70%, and 65% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s largest client for the years ended December 31, 2007, 2006 and 2005, was American Express, which generated approximately 19%, 18% and 16% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement, including in connection with the acquisition of a significant client, could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also has derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 48%, 43% and 40% of the Company’s revenues for the years ended December 31, 2007, 2006 and 2005, respectively. A downturn in the financial services industry or other industries from which the Company derive significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may be affected by political and regulatory conditions, including wage increases, in India.

A significant element of the Company’s business strategy is to continue to develop and expand offshore Global Development Centers in India. Changes in the political or regulatory climate of India, including the following, could have a material adverse effect on the Company’s business, results of operations and financial condition:

•

Political climate – In the past, India has experienced significant inflation and shortages of foreign currency and has been subject to civil unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India.

•

Changes in liberalization policies of the government – The Indian government is significantly involved in, and exerts significant influence over, its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited us including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

Wage pressures in India may reduce the Company’s profit margins.

Wage pressures in India may prevent us from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2007, approximately 79% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals, particularly project managers and other mid-level professionals. The Company may need to increase the levels of the Company’s employee compensation more rapidly than in the past to remain competitive with other employers, or seek to recruit in other low labor cost jurisdictions to keep the Company’s wage costs low. For example, the Company recently established a long-term retention program for its senior executives and employees. In addition, under SFAS No. 123(R), the Company is now required to expense stock-based awards to employees. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s ability to repatriate earnings from its foreign operations is limited by tax laws.

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 17.00% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2007, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $63.5 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2007, the Company would have accrued taxes of approximately $74.1 million.

The IT services and KPO industry are intensely competitive, and the Company may not be able to compete successfully against current and future competitors.

The IT services and KPO industry are intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the services offered. In Applications Outsourcing and e-Business services, the Company primarily competes with domestic firms such as Accenture, Cognizant, EDS, IBM Global Services and Keane and with an increasing number of India-based companies including Infosys Technologies, Tata Consultancy Services and Wipro Technologies. The Company is also seeing increased competition from non-Indian sources such as China, Eastern Europe and the Philippines. In KPO, the Company primarily competes with other offshore KPO vendors including HCL, Wipro Technologies and WNS. In professional IT staffing engagements, the Company’s primary competitors include participants from a variety of market segments, including systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and greater name recognition than it does. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in client requirements, or devote greater resources to the development and promotion of IT services and KPO than the Company does. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company’s markets and the Company has faced, and expects to continue to face, additional competition from new IT service and KPO providers. Further, there is a risk that the Company’s clients may elect to increase their internal resources to satisfy their IT services needs as opposed to relying on a third-party vendor like us. The IT services industry is also undergoing consolidation, which may result in increased competition in the Company’s target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect the Company’s business, results of operations and financial condition.

The Company may not be able to successfully manage the rapid growth of the Company’s business.

The Company has recently experienced a period of rapid growth in revenues that places significant demands on the Company’s managerial, administrative and operational resources. Additionally, the longer-term transition in the Company’s delivery mix from onsite to offshore staffing has also placed additional operational and structural demands on us. The Company’s future growth depends on recruiting, hiring and training IT professionals, increasing the Company’s international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require that the Company continue to improve its infrastructure, execution standards and ability to expand services. Failure to manage growth effectively could have a material adverse effect on the quality of the Company’s services and engagements, the Company’s ability to attract and retain IT professionals, the Company’s prospects and the Company’s business, results of operations and financial condition.

The Company’s Applications Outsourcing services require increased attention from senior management and the Company’s e-Business and KPO practices require increased sales and marketing.

In recent years, the Company has realigned existing personnel and resources, and has invested incrementally in the development of the Company’s Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development and maintenance. Applications Outsourcing services generally require a longer sales cycle (up to twelve months) and generally require approval by more senior levels of management within the client’s organization, as compared with traditional IT staffing services. Pursuing such sales requires significant investment of time, including by the Company’s senior management, and may not result in additional business. The Company has also invested in the development of the Company’s e-Business and KPO practices. Many e-Business engagements are short in duration (three to six months), requiring increased sales and marketing. There can be no assurance that the Company’s increased focus on the Company’s Applications Outsourcing, e-Business and KPO practices will be successful, and any failure of such strategy could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s fixed-price engagements may commit us to unfavorable terms.

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-material basis. Fixed-price revenues from development and maintenance activity represented approximately 38%, 42% and 50% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s strategy includes increasing the percentage of the Company’s revenues derived from fixed-price engagements. Any failure to estimate accurately the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to us of IT professionals, office space or materials could expose us to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may be liable to its clients for disclosure of confidential information or if the Company does not fulfill its obligations under its engagements.

The Company may be liable to the Company’s clients for damages caused by disclosure of confidential information or system failures. The Company is often required to collect and store sensitive or confidential client data. Many of the Company’s client agreements do not limit its potential liability for breaches of confidentiality. If any person, including any of the Company’s employees, penetrates the Company’s network security or misappropriates sensitive data, the Company could be subject to significant liability from its clients or from their customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of the Company’s computer systems, systems failure or otherwise, could also damage the Company’s reputation and cause it to lose existing and potential clients. Many of the Company’s engagements involve IT services that are critical to the operations of the Company’s clients’ businesses. Any failure or inability to meet a client’s expectations in the performance of services could result in a claim for substantial damages against us, regardless of the Company’s responsibility for such failure. There can be no assurance that the limitations of liability set forth in the Company’s service contracts will be enforceable in all instances or would otherwise protect us from liability for damages. In addition, the costs of defending against any such claims, even if successful, could be significant.

There can be no assurance that the Company’s insurance coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more large claims or defense costs, or that the Company’s insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company’s business, results of operations and financial condition.

The Company depends on the efforts and ability of key personnel, including the Company’s Chief Executive Officer.

The Company’s success is highly dependent on the efforts and abilities of Bharat Desai, the Company’s co-founder, Chairman, and Chief Executive Officer, and other key personnel. The diminution or loss of the services of Mr. Desai or other key personnel for any reason could have a material adverse effect on the Company’s business, operating results and financial condition. The Company does not maintain key man life insurance on Mr. Desai or any other key personnel.

The Company’s business could be materially adversely affected if the Company does not protect its intellectual property or if the Company’s services are found to infringe on the intellectual property of others.

The Company’s success depends in part on certain methodologies, practices, tools and technical expertise the Company utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect the Company’s rights in these various intellectual properties, the Company relies upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. The Company also generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limit access to and distribution of the Company’s proprietary information.

The Company presently holds no patents or registered copyrights. The Company holds several trademarks or service marks, including: Syntel®, registered in the United States and Germany; Consider IT Done®, registered in the United States and Germany; Identeontm; IntelliSourcing®; IntelliTransfer®; SkillBay®; TeamSourcing®; Total ERP Applications Methodology (TEAM)®; Latest-to-Legacy®; New2USA.com®; and Digital Blueprinting-Build-Optimize®. The Company also has submitted United States federal and foreign trademark applications for the names of additional service offerings. There can be no assurance that the Company will be successful in maintaining or obtaining trademarks for these trade names. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of foreign countries, including the laws of the United States. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States and India and the contractual and other protective measures the Company takes are adequate to protect it from misappropriation or unauthorized use of the Company’s intellectual property, or that such laws will not change. In particular, the laws of India could change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the Company will be able to detect unauthorized use and take appropriate steps to enforce the Company’s rights, or that any such steps will be successful. Infringement by others of the Company’s intellectual property, including the costs of enforcing the Company’s intellectual property rights, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Although the Company believes that its intellectual property does not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future or that any such claim, if asserted, would not be successful. The costs of defending any such claims could be significant, and any successful claim could require the Company to modify, discontinue or change the name of any of its services. Any such changes could have a material adverse effect on the Company’s business, results of operations and financial condition.

Future legislation in the United States and abroad could significantly impact the ability of the Company’s clients to utilize the Company’s services.

The issue of companies outsourcing services abroad has become a topic of political discussion in the United States and other countries. Measures aimed at limiting or restricting outsourcing have been enacted in a few states, and there is currently legislation pending in several states and at the federal level. The measures that have been enacted to date have not significantly adversely affected the Company’s business. There can be no assurance that pending or future legislation that would significantly adversely affect the Company’s business will not be enacted. If enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restrictions on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures are enacted, or if the prospect of such measures being enacted increases, the ability of the Company’s clients to utilize its services could be restricted or become less economical and the Company’s business, results of operations and financial condition could be adversely affected.

The Company’s margins may be adversely affected if demand for the Company’s services slows.

If demand for the Company’s services slows, the Company’s utilization and billing rates for its technology professionals could be adversely affected, which may result in lower gross and operating profits.

The Company’s future success depends on its ability to market new services, including end-to-end business solutions, to the Company’s existing and new clients.

Over the past several years, the Company has been expanding the nature and scope of its engagements by extending the breadth of services the Company offers. The success of the Company’s service offerings depends, in part, upon continued demand for such services by the Company’s existing and new clients and the Company’s ability to meet this demand in a cost competitive and effective manner. In addition, the Company’s ability to effectively offer a wider breadth of end-to-end business solutions depends on its ability to attract existing or new clients to these service offerings. To obtain engagements for the Company’s end-to-end solutions, the Company also is more likely to compete with large, well-established international consulting firms as well as other India-based technology services companies, resulting in increased competition and marketing costs. The Company’s new service offerings may not effectively meet client needs, and the Company may be unable to attract existing and new clients to these service offerings. The increased breadth of the Company’s service offerings may also result in larger and more complex client projects, which will require that the Company establish closer relationships with its clients, and potentially with other technology service providers and vendors, and develop a more thorough understanding of the Company’s clients’ operations. The Company’s ability to establish these relationships will depend on a number of factors including the proficiency of the Company’s technology professionals and its management personnel and the willingness of the Company’s existing and potential clients to provide it with information about their businesses. If the Company is not able to successfully market and provide the Company’s new and broader service offerings, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company’s business could be adversely affected if the Company does not anticipate and respond to technology advances in the Company’s and the Company’s clients’ industries.

The Company’s business will suffer if the Company fails to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and in the industries on which the Company focus. The technology services and KPO markets are characterized by rapid technological change, evolving industry standards, changing client preferences and frequent new product and service introductions. The Company’s future success will depend on the Company’s ability to anticipate these advances and develop new product and service offerings to meet the Company’s existing and potential clients’ needs. The Company may fail to anticipate or respond to these advances in a timely manner, or, if the Company does respond, the services or technologies the Company develops may not be successful in the marketplace. Further, products, services or technologies that are developed by the Company’s competitors may render the Company’s services non-competitive or obsolete. If the Company does not respond effectively to these changes, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company may be required to include benchmarking provisions in future engagements, which could have an adverse effect on the Company’s revenues and profitability.

As the size and duration of the Company’s client engagements increase, the Company’s current and future clients may require benchmarking provisions. Benchmarking provisions allow a client in certain circumstances to request that a benchmark study prepared by an agreed upon third-party comparing the Company’s pricing, performance and efficiency gains for delivered contract services to that of an agreed upon list of other service providers for comparable services. Based on the results of the benchmark study and depending on the reasons for any unfavorable variance, the Company could then be required to reduce the pricing for future services to be performed under the balance of the contract, which could have an adverse impact on the Company’s revenues and profitability.

The Company is subject to corporate governance and disclosure requirements that have resulted and likely will continue to result in increased costs and management attention.

Compliance with new and changing corporate governance and public disclosure requirements adds uncertainty to the Company’s compliance policies and increases the Company’s costs of compliance. Changing laws, regulations and standards include those relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules. These new or changed laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such governance standards. The Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, new laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, the Company’s board members, Chief Executive Officer and Chief Financial Officer & Chief Information Security Officer could face an increased risk of personal liability in connection with their performance of duties. As a result, the Company may face difficulties attracting and retaining qualified board members and executive officers, which could harm the Company’s business. If the Company fails to comply with new or changed laws or regulations and standards differ, the Company’s business and reputation may be harmed.

While the Company believes it currently has adequate internal control over financial reporting, the Company is required to assess its internal controls over financial reporting on an annual basis. Any future adverse results from such assessment could result in a loss of investor confidence in the Company’s financial reporting and have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in the Company’s Form 10-K an annual report by the Company’s management regarding the effectiveness of the Company’s internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s fiscal year. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board Standard No. 5 (Standard No. 5) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and the Company’s independent auditors may not agree with management’s assessment.

During this process, if the Company’s management identifies one or more material weaknesses in the Company’s internal control over financial reporting that cannot be remediated in a timely manner, the Company will be unable to conclude such internal control is effective. While the Company currently believes its internal control over financial reporting is effective, the effectiveness of the Company’s internal controls in future periods is subject to the risk that the Company’s controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of the Company’s internal control over financial reporting. If the Company is unable to conclude that the Company’s internal control over financial reporting is effective as of December 31, 2008 (or if the Company’s independent auditors are unable to attest that the Company’s management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the Company’s internal controls), the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on the Company’s stock price.

The Company relies on global telecommunications infrastructure to maintain communication between its various locations and the Company’s clients’ sites.

Disruptions in telecommunications, system failures, or virus attacks could harm the Company’s ability to execute the Company’s Global Delivery Model, which could result in client dissatisfaction and a reduction of the Company’s revenues. A significant element of the Company’s Global Delivery Model is to continue to leverage and expand the Company’s Global Development Centers. The Company’s Global Development Centers are linked with a redundant telecommunications network architecture that uses multiple service providers and various satellite and optical links with alternate routing. The Company may not be able to maintain active voice and data communications between its various Global Development Centers and between the Company’s Global Development Centers and the Company’s clients’ sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant failure in the Company’s ability to communicate could result in a disruption in business, which could hinder the Company’s performance or its ability to complete projects on time. This, in turn, could lead to client dissatisfaction and a material adverse effect on the Company’s business, results of operations and financial condition.

There are risks associated with the Company’s investment in new facilities and physical infrastructure.

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in

Mumbai, Pune and Chennai, India. In August 2006, the Company completed Phase I of the construction of a development and training campus in Pune, India, including an office building for 950 seats, a food court and hotel. Further, in February 2007 the Company completed 2 office buildings with more than 2,000 seats. However, the full completion of the development of the Pune facility is contingent on the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of the facility or any future facilities that the Company may develop, including any facilities on the land acquired by the Company that is in an Information Technology Park located in Chennai, India, will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of the Pune facility or future facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing the Pune facility in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

The Company’s earnings are affected by application of SFAS No. 123(R).

The Company began expensing stock options and other stock-based awards in accordance with the Financial Accounting Standards Board’s FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) in fiscal 2006. SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In addition, the Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2007, the Company recorded $1.96 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs under SFAS No. 123(R) are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

Terrorist activity, war or natural disasters could make travel and communication more difficult and adversely affect the Company’s business.

Terrorist activity, war or natural disasters could adversely affect the Company’s business, results of operations and financial condition. Terrorist activities, other acts of violence or war, or natural disasters have the potential to have a direct impact on the Company’s clients. Such events may disrupt the Company’s ability to communicate between the Company’s various Global Development Centers and between the Company’s Global Development Centers and the Company’s clients’ sites, make travel more difficult, make it more difficult to obtain work visas for many of the Company’s technology professionals and effectively curtail the Company’s ability to deliver the Company’s services to the Company’s clients. Such obstacles to business may increase the Company’s expenses and materially adversely affect the Company’s business, results of operations and financial condition. In addition, many of the Company’s clients visit several technology services firms prior to reaching a decision on vendor selection. Terrorist activity, war or natural disasters could make travel more difficult and delay, postpone or cancel decisions to use the Company’s services.

The Company is subject to risks of fluctuation in the exchange rate between the U.S. dollar and the Indian rupee.

The Company holds a significant amount of its cash in Indian rupees. Accordingly, changes in exchange rates between the Indian rupee and the U.S. dollar could have a material adverse effect on the Company’s revenues, other income, cost of services, gross margin and net income, which may in turn have a negative impact on the Company’s business, operating results and financial condition. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in recent years and may fluctuate substantially in the future. The Company expects that a majority of the Company’s revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of the Company’s expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian rupees. Consequently, the results of the Company’s operations are adversely affected as the Indian rupee appreciates against the U.S. dollar.

Any future business combinations, acquisitions or mergers would expose us to risks, including that the Company may not be able to successfully integrate any acquired businesses.

The Company has expanded, and may continue to expand, the Company’s operations through the acquisition of additional businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets. For example, in 2002, the Company incurred a charge in connection with a payment made to the former owners of a business acquired by the Company in 1999. In addition, any client satisfaction or performance problems within an acquired firm could have a material adverse impact on the Company’s reputation as a whole. There can be no assurance that any acquired businesses would achieve anticipated revenues and earnings. Any failure to manage the Company’s acquisition strategy successfully could have a material adverse effect on the Company’s business, results of operations and financial condition.

Variability of Quarterly Operating Results.

The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company’s facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; customers’ budget cycles; and investment time for training. Because a significant percentage of the Company’s selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. It is possible that Company’s operating results could be below or above the expectations of market analysts and investors. In such event, the price of the Company’s common stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing an adverse effect on the Company’s financial condition at the time.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2012. The Company has a telecommunications hub located in approximately 3,200 square feet of leased space in Cary, North Carolina under a lease which expires on July 31, 2010. The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Dallas, Texas; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Natick, Massachusetts; Berkshire, England; Stuttgart, Germany; and Singapore.

The Company’s Global Development Centers are located in: Pune, Mumbai and Chennai, India and a Support Center located in Cary, North Carolina supports the Company’s Global Delivery Service.

In January 2001, the Company acquired 40 acres of land at the cost of approximately $1.0 million for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel.

In February 2007, the Company completed 2 office buildings with more than 2,000 seats.

When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center.

Syntel has also acquired an additional 37 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India.

The Company has already commenced construction of 2 office buildings in the SEZ area with more than 2,000 seats and is expected to be completed by Q2 2008. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 4,727 persons as of December 31, 2007, serves as the hub of the Company’s Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 4,340 people including KPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,803 persons as of December 31, 2007. The Chennai facility has a capacity of approximately 2,246 persons. The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1 we are constructing 0.7 million sq.ft. of space. This consists of 3 Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block with 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for completion in the third quarter of 2008.

Syntel leases approximately 88,642 square feet of office space in Mumbai, India, under ten leases expiring on various dates from February 9, 2009 to December 31, 2009. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its KPO operations, Syntel has leased 238,940 square feet of office space in Mumbai, India under five leases expiring on dates ranging between February 29, 2008 to March 31, 2012.

Syntel leases approximately 181,653 square feet of office space in Chennai, India, under four leases expiring on dates ranging between April 30, 2008 and March 31, 2010, all subject to the Company’s option to renew for additional periods.

The Company believes that space availability in Mumbai, Pune and Chennai will accommodate short-term facility requirements and the new campus in Pune and Chennai will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

ITEM 3. LEGAL PROCEEDING:

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation.

Although the Company does not consider this matter to be material to the Company, on February 25, 2008, the Company received notification from a former client it had provided information technology services to in 2006 that the former client believed the Company had breached the agreement with the former client. The Company denies any allegation of breach and will vigorously defend against this allegation. The former client has stated in its notification that it desires to meet in order to amicably resolve this dispute and that the former client will pursue arbitration (which was formally filed by the former client on February 28, 2008) if the matter is not so resolved. The Company anticipates meeting with the former client and resolving this matter consistent with the Company’s position that no breach has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2006 and 2007.

Period	High	Low
First Quarter, 2006	$22.190	$17.000
Second Quarter, 2006	23.000	18.030
Third Quarter, 2006	23.120	19.260
Fourth Quarter, 2006	29.520	22.210
First Quarter, 2007	38.670	26.590
Second Quarter, 2007	37.810	30.000
Third Quarter, 2007	42.790	30.350
Fourth Quarter, 2007	47.140	34.300

(b) There were approximately 500 shareholders of record and 6,000 beneficial holders on February 21, 2008.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company’s last two fiscal years. In addition, the Board of Directors at its meeting dated August 14, 2006 declared a special cash dividend of $1.25 per share, payable to Syntel shareholders of record at the close of business on August 31, 2006. The Company paid total cash dividends of $ 0.24 and 1.49 per share for the years ended December 31, 2007 and 2006, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

During 2007, the management of the Company decided to adopt a new set of peer group companies for use in its performance graph. The Company believes that the service offerings of the new set of peer group companies are more similar to those offered by the Company and that they more closely compete with the Company in its industry. In addition, a number of the original members of the Company’s previous peer group, first established in 1998, have grown, been sold, or have been liquidated, reducing the efficacy of using the peer group in the performance graph.

Therefore, the following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for two indices of peer companies selected by the Company. The period for comparison is for five years from December 31, 2002 through December 31, 2007, the end of the Company’s last fiscal year. The first peer group index (“Old Peer Group Index”) is the original index used by the Company and, as noted above, is being replaced by a new peer group index. The Old Peer Group Index is composed of CIBER, Inc., Computer Horizons Corp., Computer Sciences Corporation, Electronic Data Systems Corporation, and Sapient Corporation. The second peer group index (“New Peer Group Index”) will be used going forward and is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Satyam Computer Services Limited, Infosys Technologies Limited, I-Flex Solutions Limited and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry. This being the first year the Company is using the New Peer Group Index, the Old Peer Group Index will be used in the performance graph for purposes of comparison. Going forward, only the New Peer Group Index will be used in the performance graph.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And Two Indices of Peer Companies *

Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Syntel, Inc.	$100	$124.09	$83.48	$98.81	$127.56	$183.34
S&P 500 Stock Index	$100	$126.38	$137.75	$141.88	$161.20	$166.89
Old Peer Group Index	$100	$137.08	$148.68	$139.73	$148.91	$140.88
New Peer Group Index	$100	$125.77	$125.35	$127.21	$144.26	$170.18

*	Assumes that the value of an investment in Syntel’s Common Stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

SYNTEL, INC. & SUBSIDIARIES

(In thousands, except share data)

The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. for each of the last five years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
STATEMENT OF INCOME DATA
Net revenues (1)	$337,673	$270,229	$226,189	$186,573	$179,507

Cost of revenues	205,422	167,980	135,043	107,120	101,699

Gross profit	132,251	102,249	91,146	79,453	77,808

Selling, general and administrative expenses	68,913	49,374	44,917	36,999	28,278

(Reduction in) reserve requirements applicable to Métier transaction (2)	—	—	—	—	(882)

Income from operations	63,338	52,875	46,229	42,454	50,412

Other income, principally interest	7,222	4,894	4,592	3,773	3,168

Income before income taxes	70,560	57,769	50,821	46,227	53,580

Income tax provision (3)	7,700	6,853	20,500	5,253	13,242

Income before loss from equity investments and investment write off	62,860	50,916	30,321	40,974	40,338

Loss from equity investments and investment write offs (net of tax)	—	—	—	—	34

Net income	$62,860	$50,916	$30,321	$40,974	$40,304

Earnings per share, diluted	$1.52	$1.24	$0.75	$1.01	$0.99

Weighted average shares outstanding, diluted	41,265	41,095	40,651	40,469	40,797

Cash dividends declared per common share	$0.24	$1.49	$1.74	$0.24	$1.37

	As Of December 31,
	2007	2006	2005	2004	2003
	($ In thousands)
BALANCE SHEET DATA
Working capital	$135,228	$105,563	$120,866	$170,786	$142,207
Total assets	271,604	197,689	198,161	226,968	185,198
Total shareholders’ equity	207,750	149,742	152,278	190,642	153,406

OTHER DATA
Billable headcount in U.S.	1,492	1,405	1,341	1,145	1,138
Billable headcount in India	6,123	4,006	3,006	1,906	1,376
Billable headcount at other locations	94	88	109	121	150

Total billable headcount	7,709	5,499	4,456	3,172	2,664

1.	Stock Warrants Sales Incentive

During 2002, the Company granted to a significant customer immediately exercisable warrants entitling the customer to purchase 322,210 shares of the Company’s stock at an exercise price of $7.25 per share. The stated exercise price was based upon the customer achieving a specified minimum level of purchases of services (the “Performance Milestone”) from the Company over a specified performance period that ended on October 16, 2003. The customer exercised the warrant in February 2003 and received 209,739 shares in a cashless exercise.

The customer earned the sales incentive as they met the performance milestone over the specified performance period that ended on October 16, 2003.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, the Company has recorded the value of sales incentive as a reduction of revenues, to the extent of revenues earned up to October 16, 2003.

The measurement of the sales incentive, which previously was based on the market value of the Company’s stock at each period end, was finalized based on sale of the shares in quarter ended September 30, 2003 by the customer at an average sale price of $22.31. Accordingly, the final value of the sales incentive was $4.7 million. Cumulatively, the Company had recorded $2.9 million of the sales incentive as a reduction of revenue up to December 31, 2002. The remaining sales incentive of $1.8 million was recorded during the year 2003.

The Company has also granted the same customer certain additional performance warrants at significantly higher performance milestones. During the year 2006, the time-lines specified for these warrants have expired. The performance milestones have not been achieved and hence there would be no financial implication due to these warrants.

2.	Acquisitions

Métier, Inc.

During 1999, the Company acquired substantially all the business and assets of Métier, Inc. The consideration for the Métier acquisition in 1999 included a $1.6 million to the Métier shareholders, which was to be made in April 2000, and 300,000 shares of Syntel Common Stock, which were to be issued in September 2000. During 2000, the Company entered into litigation with the former shareholders of Métier and consequently, the $1.6 million payment was not made and the 300,000 shares were not issued. In April 2002, the Company reached a resolution with the Métier shareholders wherein the $1.6 million payment was not made, the 300,000 shares were not issued and the Company paid $2.3 million in settlement and legal costs. Additionally, during the last quarter of 2002, the Company also settled certain of the Métier related and other litigation and in connection with these settlements, the Company reversed an accrual of approximately $5.7 million of the accrued Métier liability during 2002 having an earnings per share impact of $0.08 per share. The final settlements relating to the Métier liability were made during the third quarter of 2003 and, accordingly, the remaining accrual of approximately $0.9 million was also reversed.

3.	The tax rate for the year ended December 31, 2007 was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%. During the year ended December 31, 2006, the tax rate was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. During the year ended December 31, 2005, the tax rate was impacted by reversal of a $2.6 million accrual for income taxes related to year 2001, provision for valuation allowance of $1.7 million and the tax related to the dividend repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

We believe the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2007, 2006 and 2005, revenues from time and material contracts constituted 62%, 58% and 50%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2007, 2006 and 2005, revenues from fixed-price application management maintenance and support engagements constituted 27%, 26% and 29%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2007, 2006 and 2005, revenues from fixed-price application development and integration contracts constituted 11%, 16% and 21%, respectively.

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

Revenue Recognition. The use of the proportional performance method of accounting requires that the Company make estimates about its future efforts and costs relative to the fixed-price contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. The cumulative impact of any such change is reflected in the period in which the change becomes known.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. During the year 2007, the Company has written off bad debts which were no longer recoverable. As at December 31, 2007 and 2006, the allowance for doubtful accounts was $0.5 million and $2.8 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

Income Taxes—Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates.

In determining the tax provisions, the Company also reserves for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The reserve no longer required for any particular tax year, is credited to the current year’s income tax provision.

During 2007, the Company has reversed a tax reserve of $3.1 million related to the year 2003 along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.38 million, an additional tax reserve of $0.3 million and reversal of $0.1 million of valuation allowance. These revisions in estimates had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2007 by $0.15 per share.

During 2006, the Company reversed $2.0 million of the accrual for income taxes related to the year 2002 and credited it to the current year’s income tax provision. These revisions in estimates had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2006 by $0.05 per share.

During 2005, the Company reversed $2.6 million of the accrual for income taxes related to the year 2001 and credited it to the current year’s income tax provision. In addition, during 2005 the Company also reversed $0.9 million related to the payroll tax provision and provided for valuation allowance of $1.7 million attributable to certain deferred tax benefits, on write-off of certain investments in 2001, which are not expected to be materialized. These revisions in estimates had an after tax impact of increasing the diluted earnings per share for the year ended December 31, 2005 by $0.04 per share.

Accruals for Legal Exposures. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or otherwise, the lower end of an estimated range of potential liability. The accrual related to litigation and legal fees at December 31, 2007 and 2006 was $0.0 million and $0.3 million, respectively.

OVERVIEW

Syntel is a worldwide provider of IT and outsourcing services to Global 2000 companies. The Company’s service offerings include Applications Outsourcing, consisting of outsourcing services for ongoing management, development and maintenance of business applications; KPO consisting of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing; e-Business, consisting of strategic advanced technology services in the CRM, Data Warehousing, EAI, ERP and Web solutions; and TeamSourcing consisting of professional IT consulting services.

The Company’s revenues are generated from professional services fees provided through four segments, Applications Outsourcing, KPO, e-Business and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and KPO services, which the Company believes have higher growth and gross margin potential.

The following table outlines the revenue mix for the years ended December 31, 2007, 2006, and 2005:

	Percent of Total Revenues
	2007	2006	2005
Applications Outsourcing	67%	72%	76%
e-Business	12	14	14
TeamSourcing	5	6	7
KPO	16	8	3

	100%	100%	100%

Revenues are generated principally on either a time and material or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2007, 2006 and 2005, revenues from fixed price development contracts constituted 11%, 16% and 21%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2007, 2006 and 2005, fixed-price revenues from development and maintenance activity comprised approximately 48%, 47% and 55% of total Applications Outsourcing revenues, respectively.

Historically, most e-Business engagements were billed on a time-and-material basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2007, 2006 and 2005. For the years ended December 31, 2007, 2006 and 2005, fixed- price revenues from development and maintenance activity comprised approximately 38%, 55% and 61% of total e-Business revenues, respectively.

On TeamSourcing engagements, Syntel’s professional services typically are provided at the customer’s site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-material basis as services are performed. As indicated in the above table, the Company’s dependence on TeamSourcing engagements has decreased and is expected to continue to decrease as a percentage of the total revenue base as the Company consciously refocuses its sales efforts and migrates resources to e-Business and Applications Outsourcing engagements.

On KPO engagements, services are provided at our offshore facility, which gives the benefit of lower cost to the customer. KPO revenues generally are recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2007, 2006 and 2005, the revenue from KPO engagements comprised approximately 16%, 8% and 3%, respectively, of total revenues.

The Company’s most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its IT professionals. The Company strives to maintain its gross margin by migrating more revenue toward Applications Outsourcing and e-Business, controlling engagement costs, and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff IT professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. Syntel India, a wholly-owned subsidiary of the Company, provides software development services from Mumbai, Pune and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2007, approximately 46% of Syntel’s U.S. workforce (6% of Syntel’s worldwide workforce) worked under H-1B visas (permitting temporary residence while employed in the U.S.) and another 24% of the Company’s U.S. workforce (3% of the Company’s worldwide workforce) worked under L-1 visas (permitting inter-company transfers of employees that have been employed with a foreign subsidiary for at least 6 months).

The Company has made substantial investments in infrastructure in recent years, including: (1) expanding the facilities in Mumbai, India, including a KPO facility; (2) developing a Technology Campus in Pune, India; (3) expanding the Global Development Center in Chennai, India; (4) upgrading the Company’s global telecommunication network; (5) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Strategic Solutions Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (6) hiring additional experienced senior management; (7) expanding global recruiting and training capabilities; and (8) enhancing human resource and financial information systems.

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 73%, 70% and 65% of total revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005, the number of customers contributing revenues in excess of 10% of total consolidated revenues were two, two and one respectively. The Company’s largest customer for 2007, 2006 and 2005 was American Express, contributing approximately 19%, 18% and 16%, respectively of total consolidated revenues. In 2007 and 2006, State Street Bank also contributed 17% and 10%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore. However, the Company also sees clients’ needs to reduce their costs and the increased competitive environment among IT companies. The Company expects these conditions to continue in the foreseeable future. In response to the continued pricing pressures and increased competition for outsourcing clients, the Company continues to focus on expanding its service offerings into areas with higher and sustainable price margins, managing its cost structure, and anticipating and correcting for decreased demand and skill and pay level imbalances in its personnel. The Company’s immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed sub-contractors or non-billable IT professionals.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected income statement data as a percentage of the Company’s net revenues.

	Percentage of Net Revenues Year Ended December 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	60.8	62.2	59.7

Gross profit	39.2	37.8	40.3
Selling, general and administrative expenses	20.4	18.3	19.9
Income from operations	18.8%	19.5%	20.4%

Following is selected segment financial data for the years ended December 31, 2007, 2006 and 2005. The Company does not allocate assets to operating segments:

	2007	2006	2005
	(In Thousands)
Net revenues:
Applications Outsourcing	$227,642	$194,474	$171,331
e-Business	39,662	37,251	31,210
TeamSourcing	17,060	17,631	16,953
KPO	53,309	20,873	6,695

	337,673	270,229	226,189

Gross profit:
Applications Outsourcing	81,870	72,502	72,411
e-Business	15,950	10,506	9,687
TeamSourcing	6,898	6,690	4,886
KPO	27,533	12,551	4,162

	132,251	102,249	91,146

Gross profit %:
Applications Outsourcing	36.0%	37.3%	42.3%
e-Business	40.2%	28.2%	31.0%
TeamSourcing	40.4%	37.9%	28.8%
KPO	51.6%	60.1%	62.2%

	39.2%	37.8%	40.3%
Selling, general and administrative expenses	$68,913	$49,374	$44,917
Income from operations	$63,338	$52,875	$46,229

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006.

Revenues. Net revenues increased to $337.7 million in 2007 from $270.2 million in 2006, representing a 25.0% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology off shoring is clearly becoming a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence has started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2007, increased 40% to 7,709 employees as compared to 5,499 employees as of December 31, 2006. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2007, the Company had approximately 79% of its billable workforce in India as compared to 73% as of December 31, 2006. The top five customers accounted for 55% of the total revenues in 2007, up from 52% of the total revenues in 2006. Moreover, the top 10 customers accounted for 73% of the total revenues in 2007 as compared to 70% in 2006.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $194.5 million, or 72% of total revenues in 2006, to $227.6 million, or 67% of total revenues in 2007. The $33.1 million increase is attributable principally to revenue from new engagements contributing $102.2 million, partially offset by a net decrease in existing projects in the amount of $31.1 million and by $38.0 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 64.0% of Applications Outsourcing revenues in 2007, from 62.7% in 2006. The 1.3% increase in cost of revenues as a percent of application outsourcing revenues was attributable primarily to onsite wage increases effective January 2007, offshore wage increases effective April 2007, visa filing expenses, and increased offshore headcount.

e-BUSINESS REVENUES. e-Business revenues increased from $37.2 million in 2006, or 14% of total consolidated revenues, to $39.7 million in 2007, or 12% of total consolidated revenues. The $2.5 million increase is attributable principally to revenue from new engagements contributing $22.8 million, partially offset by a net decrease in revenues from existing projects by $16.0 million and by $4.3 million in lost revenues as a result of project completions.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues decreased to 59.8% of e-business revenues in 2007, from 71.8% in 2006, a decrease of 12%. This 12% decrease in cost of revenues, as a percent of total e-business revenues, was attributable primarily to better utilization of resources and increased revenue due to increased bill rate, partially offset by onsite wage increases effective January 2007, offshore wage increase effective April 2007 and visa filing expenses.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $17.6 million, or 6% of total consolidated revenues in 2006, to $17.1 million, or 5% of total consolidated revenues in 2007. The $0.5 million decrease is attributable principally to $2.1 million in lost revenues as a result of project completions, partially offset by revenue from new engagements and increased revenue from SkillBay web portal, totally contributing to $1.2 million and net increase in revenues from existing projects by $0.4 million.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues decreased to 59.6% of TeamSourcing revenues in 2007, from 62.1% in 2006. The 2.5% decrease in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.

KPO REVENUES. The KPO segment started contributing revenues during 2004. Revenues from this segment were $53.3 million or 16% of total revenues for 2007 compared to $20.9 million or 8% of total revenues for 2006. The $32.4 million increase is attributable principally to revenue from new engagements contributing $14.0 million and a net increase in revenues from existing projects by $18.4 million.

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2007 increased to 48.4% of the segment’s revenues from 39.9% for 2006. The 8.5% increase in cost of revenues, as a percent of total KPO revenues, was attributable primarily to increased billable headcount due to increased operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general, and administrative costs for the year ended December 31, 2007 were $68.9 million or 20.4% of total revenues, compared to $49.4 million or 18.3% of total revenues for the year ended December 31, 2006.

Selling, general and administrative costs for the year ended December 31, 2006 include a one time legal expense related to settlement fees of $0.5 million, provision for doubtful debts of $0.4 million, provision for a customer-specific costs of $0.4 million, service tax on marketing fees of $0.2 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million. In addition to the above-described items, the 2.1 percentage point increase is primarily due to increases in certain costs in the year ended December 31, 2007 as against the year ended December 31, 2006, partially offset by an increase in revenue that has resulted in an approximately 4.8 percentage point decrease. Selling, general and administrative costs for the year ended December 31, 2007 include foreign exchange loss of $1.9 million, billable pass through expenses of $0.9 million, customer-specific costs of $1.1 million and provision for doubtful debts of $0.2 million impacting 1.2 percentage point increase in selling, general, and administrative expenses as a percentage of total revenue. The other cost increases include increase in compensation cost of $3.9 million inclusive of the fringe benefit tax in India on stock-based compensation of $0.3 million, depreciation of $4.7 million, rent of $3.0 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.8 million, office expenses of $4.6 million and professional expenses of $0.4 million, partially offset by a decrease in travel and relocation expenses of $0.9 million and marketing expenses of $0.2 million which has resulted in an approximately 5.7 percentage point increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2007 were $7.2 million or 2.1% of total revenues, compared to $4.9 million or 1.8% of total revenues for the year ended December 31, 2006. The increase in other income was primarily due to increase in gain from forward contract, gain on sale of mutual fund investments and other interest income.

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005.

Revenues. Net revenues increased to $270.2 million in 2006 from $226.2 million in 2005, representing a 19.5% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is clearly becoming a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence has started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel India, Syntel Singapore, Syntel Europe, and Syntel Germany as of December 31, 2006, increased 23% to 5,499 employees as compared to 4,456 employees as of December 31, 2005. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our recoveries per offshore billable resource is generally lower as compared to an on-site based resource. As of December 31, 2006, the Company had approximately 73% of its billable workforce in India as compared to 67% as of December 31, 2005. The top five customers accounted for 52% of the total revenues in 2006, up from 45% of the total revenues in 2005. Moreover, the top 10 customers accounted for 70% of the total revenues in 2006 as compared to 65% in 2005.

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

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 62.7% of Applications Outsourcing revenues in 2006, from 57.7% in 2005. The 5% increase in cost of revenues as a percent of application outsourcing revenues was attributable primarily to onsite wage increases effective January 2006, offshore wage increases effective April 2006, visa filing expenses, cost related to FAS123 (R), cost related to a special dividend of $1.25 per share on restricted stock of $0.12 million and increased offshore headcount.

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

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues increased to 71.8% of e-business revenues in 2006, from 69% in 2005, an increase of 2.8%. This increase was attributable primarily to onsite wage increases effective January 2006, offshore wage increase effective April 2006, visa filing expenses, cost related to FAS123 (R), cost related to a special dividend of $1.25 per share on restricted stock of $0.05 million and increased offshore headcount.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $16.9 million, or 7% of total consolidated revenues in 2005, to $17.6 million, or 6% of total consolidated revenues in 2006. The $0.7 million increase is attributable principally to revenue from new engagements and increased revenue from SkillBay web portal, totally contributing to $7.5 million partially offset by a net decrease in existing projects in the amount of $4.3 million and by $2.5 million in lost revenues as a result of project completions.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues decreased to 62.1% of TeamSourcing revenues in 2006, from 71.2% in 2005. The 9.1% decrease in cost of revenues, as a percent of total TeamSourcing revenues, was attributable primarily to the better utilization of TeamSourcing resources and by net revenues from Skillbay web portal placements.

KPO REVENUES. The KPO segment started contributing revenues during 2004. Revenues from this segment were $20.9 million or 8% of total revenues for the year ended 2006 compared to $6.7 million or 3% of total revenues for the year ended 2005. The $14.2 million increase is attributable principally to revenue from new engagements, contributing $8.5 million and net increase in revenues from existing projects by $6.0 million largely offset by $0.3 million in lost revenues as a result of project completion.

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2006 increased to 39.9% of the segment’s revenues from 37.8% for 2005. The 2.1% increase in cost of revenues, as a percent of total KPO revenues, was attributable primarily to increased billable headcount due to increased operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general, and administrative costs for the year ended December 31, 2006 were $49.4 million or 18.3% of total revenues, compared to $44.9 million or 19.9% of total revenues for the year ended December 31, 2005.

Selling, general and administrative costs for the year ended December 31, 2006 include a one time legal expense related to settlement fees of $0.5 million, provision for doubtful debts of $0.4 million, provision for a customer-specific costs of $0.4 million, service tax on marketing fees of $0.2 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million.

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

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations

Other income for the year ended December 31, 2006 were $4.9 million or 1.8% of total revenues, compared to $4.6 million or 2.0% of total revenues for the year ended December 31, 2005. The increase in other income was primarily due to increase in gain on sale of mutual fund investments and other interest income.

QUARTERLY RESULTS OF OPERATIONS

Note 17 ”Selected Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2006 and ended December 31, 2007. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

The Company’s quarterly revenues and results of operations have not fluctuated significantly from quarter to quarter in the past but could fluctuate in the future. Factors that could cause such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; fluctuation in the revenue mix by segments; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company’s facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; customers’ budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai and Chennai expansion programs, as well as the 1999 acquisitions of Métier, Inc. and IMG, Inc. were financed from internally generated funds. Additionally, construction of the Technology Campus in Pune, India is being financed through internally generated funds.

The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests in corporate bonds, treasury notes and other securities. Remaining amounts are held by various banking institutions including India-based banks and debt mutual funds in India.

Net cash provided by operating activities was $63.2 million; $45.5 million and $36.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The number of day’s sales outstanding in accounts receivable was approximately 57 days, 56 days and 52 days as of December 31, 2007, 2006 and 2005, respectively.

Net cash used in investing activities was $39.8 million for the year ended December 31, 2007. During 2007, the Company invested $156.5 million to purchase short-term investments and $32.4 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $149.2 million.

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

Net cash used in financing activities in 2007 was $8.8 million, principally for the dividend distribution of $9.9 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $0.8 million and tax benefits on employee stock option exercises of $0.4 million.

Net cash used in financing activities in 2006 was $58.8 million, due principally for the dividend distribution of $61.1 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $1.9 million and of tax benefits on employee stock option exercises of $0.4 million classified as financing activities as required by SFAS No. 123(R).

Net cash used in financing activities in 2005 was $68.1 million, due principally for the dividend distribution of $70.9 million and the repurchase of 35,000 shares of Common Stock for $0.7 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $3.4 million.

The Company has a line of credit with JPMorgan Chase Bank, N.A., which provides for borrowings up to $20.0 million. The line of credit has been renewed and amended and now expires on August 31, 2008. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowing under the line of credit bears interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings under the line of credit at December 31, 2007 and 2006.

The Company believes that the combination of present cash and short term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2007:

	($ ‘000)
	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$21,733	$8,675	$9,703	$3,355	—
Purchase obligations	$25,812	$25,812	—	—	—

Total	$47,545	$34,487	$9,703	$3,355	$—

Certain agreements for lease and purchase obligations included above are cancelable with a specified notice period or penalty, however, all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel’s software development centers/units are located in Mumbai, Chennai and Pune, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2009, whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation and 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of criteria laid down. Further, three Software Development units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption and another SEZ unit located at Mumbai has completed its first 5 years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of tax Holiday granted by the Indian authorities was $9.5 million, $12.4 million and $11.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Union Budget of India for the financial year beginning April 1, 2008 was presented on February 29, 2008 by the Finance Minister. The Company’s management estimates that the tax proposals contained therein do not have a significant impact on the Company.

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The

Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under the Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2007, the Company had fully invested all the proceeds towards permitted investments under the Act against this extraordinary dividend pursuant to an approved Domestic reinvestment plan.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2007, the Company would have accrued taxes of approximately $74.1 million.

The Company adopted the provision of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately $2.99 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The aforesaid amount is comprised of $2.36 million and $0.63 million towards tax and interest liability, respectively. At the time of adoption, the Company did not provide for $5.0 million of income taxes for the uncertainty related to tax positions the Company had taken existing at the time of adoption as required under the provisions of FIN 48. Accordingly the Company has recorded an additional liability of $5.0 million and adjusted retained earnings previously reported at January 1, 2007 for this amount.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In Millions)
Balance at January 1, 2007	$17.31
Additions based on tax positions relate to the current year	1.35
Additions for tax positions of prior years	0.19
Reductions for tax positions of prior years	3.28
Settlements	—
Foreign currency translation effect	0.37

Balance at December 31, 2007	$15.94

Included in the amount $15.94 million unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the year ended December 31, 2007 the Company recognized tax charge of approximately $0.07 million and none in 2006 and 2005. During the year 2007 the Company recognized approximately $0.34 million and none in 2006 and 2005 in interest and reversed $0.15 million during year 2007 towards interest previously accrued.

The Company had accrued approximately $0.19 million for interest and penalties as of December 31, 2007 and no accrual as of December 31, 2006.

The Company’s amount of unrecognized tax benefits could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties based on the “more likely than not” concept contained in FIN 48. Such uncertainties, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, if the Company does not prevail on certain tax positions taken in filed returns, the tax expense related thereto will be recognized in the period in which the management estimates that the examiners position is determined to be final.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter on 2006. During December, 2007, the IRS has proposed certain adjustments to the Company’s transfer pricing tax positions. Management has evaluated those proposed adjustments and responded to IRS accordingly. The Company does not anticipate the adjustments will result in any material change to its financial position.

Syntel Inc and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2004 and for state tax examinations for years before 2003.

Syntel India has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial year 2001-02 and onwards.

During the years ended December 31, 2007, 2006 and 2005, the effective income tax rate was 10.9%, 11.9%, and 40.3% respectively.

The tax rate for the year ended December 31, 2007 was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%. During the year ended December 31, 2006, the tax rate was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. During the year ended December 31, 2005, the tax rate was impacted by reversal of a $2.6 million accrual for income taxes related to year 2001, provision for valuation allowance of $1.7 million and the tax related to the dividend repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.27 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $1.5 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income tax department has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) against this favorable decision. In May 2006, the ITAT dismissed the appeal filed by the Income tax department. The Income tax department has recourse to file further appeal.

A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India has received a favorable order from the ITAT on this appeal. The Income tax department has recourse to file further appeal. Syntel India has also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other years. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. The appeals for the financial years 1995-96 to 1997-98 and 2000-01 were heard by the ITAT on October 10, 2007 and the order of the ITAT is awaited.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $9.09 million for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel India has filed the appeals with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the Commissioner of Income Tax (Appeals) for the financial year 2001-02 and the contention of Syntel India was partially upheld. Syntel India has gone into further appeal with the ITAT in relation to the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has also filed further appeal against the relief granted to Syntel India by Commissioner of Income tax (Appeals).

During the year 2007, Syntel India has received the order for appeal filed with Commissioner of Income tax (Appeals) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has recourse to file further appeal. For the financial year 2003-04, the appeal was finally decided on January 1, 2008, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has recourse to file further appeal.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.18 million for various years, which is after recognizing certain tax liabilities aggregating $0.005 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.87 million in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. The Income Tax department has recourse to file further appeal. For the financial years 1995-96 to 1997-98 and 2000-01, the appeals were heard by the ITAT on October 10, 2007 and the order of the ITAT is awaited. For the financial years 2001-02 and 2002-03, the Commissioner of Income Tax (Appeals) has held against Syntel India and Syntel India has filed further appeal with the ITAT. For the financial year 2003-04, the Commissioner of Income Tax (Appeals) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income Tax department has recourse to file further appeal for the amounts allowed by the Commissioner of Income tax (Appeals). For the financial year 2004-05, the Indian Income Tax department has decided against Syntel India and Syntel India has filed an appeal with the Commissioner of Income tax (Appeals).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS No. 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including US Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, related to this repatriation during the fourth quarter of 2005. Proceeds from these extra ordinary dividends are required to be invested in the United State for specific purposes permitted under Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2007 the Company had fully invested all the proceeds towards permitted investments under the Act against this extra ordinary dividend pursuant to an approved Domestic reinvestment plan.

Fringe Benefit Tax on Stock Based Compensation:

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which will impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge of $0.65 million on Employee Stock Options/Restricted Options for the year ended December 2007.

The Sec 115WC (2) (ba) of the Indian Income Tax Act specifies that valuation of employee stock options for the purpose of FBT will be as per the method prescribed by the Central Board of Direct Taxes (“the Board”). The Board has introduced a new rule during October 2007 for valuation of employee stock options for the purpose of FBT. The Board has further clarified by a circular that the stock options pertaining to shares of a company not incorporated in India shall be liable for FBT in India.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company has applied the provisions of FIN 48 to all tax positions, upon initial adoption, the cumulative effect adjustment is recognized as an adjustment to the opening balance of retained earnings as of January 1, 2007. The Company has classified estimated interest and penalties related adjustment of income taxes as a component of income taxes in the accompanying consolidated statement of incomes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however during December 2007, FASB issued proposed FASB staff position “FSP” FAS 157-b which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, SFAS No. 141 (R) will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” which improves the relevance, comparability, and transparency of financial information provided in consolidated financials statements by establishing accounting and reporting standards for the non controlling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, SFAS No. 160 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities (in thousands):

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$61,555	$51,555
Short-term investments	54,643	42,319

Total	$116,198	$93,874

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

During the year ended December 31, 2007, the Indian rupee has appreciated against the U.S. dollar by 11.6% as compared to the year ended December 31, 2006. This rupee appreciation negatively impacted the Company’s gross margin by 89 basis points, operating income by 127 basis points and net income by 128 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 47% and 60% of the expenses, respectively. .

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations the Company entered into foreign exchange forward contracts during the year ended December 31, 2007, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2007, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $62.0 million as of December 31, 2007. The outstanding foreign exchange forward contracts as of December 31, 2007 mature between one to eight months. Net Gains/(losses) on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the statement of income amounted to $0.5 million for the year ended December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 58 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report as well as mirror certifications from senior Management, the Company’s Chairman & Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”) & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Among other matters, we sought in our evaluation to determine whether there were any ”significant deficiencies” or ”material weaknesses” in the company’s Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the company’s Internal Controls. This information was important both for the Controls Evaluation generally, and because the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and our independent auditors. We also sought to deal with other control matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the consolidated financial statements of Syntel, Inc. and its subsidiaries as of December 31, 2007 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting. From the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that has materially affected or could materially affect our Internal Control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information – Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 5, 2008 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

The Company has adopted a Code of Ethical Conduct applicable to all of the Company’s employees, executive officers and directors. The Code of Ethical Conduct, as currently in effect (together with any amendments that may be adopted from time to time), is posted in the “Investors – Corporate Governance” section of the Company’s website at www.syntelinc.com. Amendments to, and any waiver from, any provision of the Code of Ethical Conduct that requires disclosure under applicable SEC rules will be posted on the website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections entitled “Executive Compensation”, “Compensation Disclosure and Analysis” and “Proposal 1. Election of Directors – Compensation of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the section entitled “Additional Information” in the Registrant’s Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	129,605	$14.55	2,206,580
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	129,605	$14.55	2,206,580

**	Includes 1,489,445 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,135 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had no transactions with related persons requiring disclosure under this item. The information set forth in the section entitled “Proposal 1. Election of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Chizek and Company LLC served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2007, 2006 and 2005, and all the quarters of 2007, 2006 and 2005. The following table lists the aggregate fees for professional services rendered by Crowe Chizek and Company LLC for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$381,170	$404,329
Audit - Related Fees	9,500	16,900
Tax Fees	14,280	—
All Other Fees	9,169	41,620

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management’s assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to Syntel India and Syntel Germany and the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to transfer pricing, dividend and other advisory services.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2007 and 2006 as required by the Sarbanes-Oxley Act of 2002.

The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor’s independence, and has advised the Company that, in its opinion, the activities performed by Crowe Chizek and Company LLC on the Company’s behalf are compatible with maintaining the independence of such auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 58 of this Report, which is incorporated herein by reference.

(a)(2) The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are not applicable, or are adequately explained in the financial statements included in Part II, Item 8 of this report.

(a)(3) The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Registrant’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Line of Credit Agreement, dated August 31, 2002, between the Registrant and Bank One, Michigan filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2	Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3	Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4	Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Registration Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

Exhibit No.	Description
10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12	Amendment to Credit Agreement dated August 25, 2003, between the Registrant and Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.13	Amendment to Credit Agreement dated August 19, 2004, between the Registrant and Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.14	Amendment to Credit Agreement dated August 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.15	Amendment to Credit Agreement dated August 31, 2006, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 4, 2006, and incorporated herein by reference.

10.16	Amendment to Credit Agreement dated August 17, 2007, between the Registrant and JPMorgan Chase Bank, N.A.

10.17	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.18	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.19	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Bharat Desai
Dated: March 11, 2008		Bharat Desai, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Bharat Desai Bharat Desai	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2008

/S/ Arvind Godbole Arvind Godbole	Chief Financial Officer & Chief Information Security Officer (Principal Financial and Accounting Officer)	March 11, 2008

/S/ Neerja Sethi Neerja Sethi	Director and Vice President, Corporate Affairs	March 11, 2008

/S/ Paritosh K. Choksi Paritosh K. Choksi	Director	March 11, 2008

/S/ Paul R. Donovan Paul R. Donovan	Director	March 11, 2008

/S/ Prashant Ranade Prashant Ranade	Director	March 11, 2008

/S/ Vasant Raval Vasant Raval	Director	March 11, 2008

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007	60

Consolidated Financial Statements

Consolidated Balance Sheets	62

Consolidated Statements of Income	63

Consolidated Statements of Shareholders’ Equity	64

Consolidated Statements of Cash Flows	65

Notes to Consolidated Financial Statements	66-90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As disclosed in Note 9, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

Fort Wayne, Indiana	/s/ Crowe Chizek and Company LLC
February 29, 2008

SYNTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$61,555	$51,555
Short-term investments	54,643	42,319
Accounts receivable, net of allowance for doubtful accounts of $499 and $2,828 at December 31, 2007 and 2006, respectively	51,783	33,706
Revenue earned in excess of billings	7,340	11,947
Deferred income taxes and other current assets	23,761	13,983

Total current assets	199,082	153,510
Property and equipment	110,186	69,672
Less accumulated depreciation and amortization	44,602	31,358

Property and equipment, net	65,584	38,314
Goodwill	906	906
Deferred income taxes and other non current assets	6,032	4,959

Total assets	$271,604	$197,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$7,434	$7,559
Accrued payroll and related costs	27,242	20,034
Income taxes payable	10,580	2,732
Accrued liabilities	12,236	9,244
Deferred revenue	3,691	5,960
Dividends payable	2,671	2,418

Total current liabilities	63,854	47,947

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,140,226 and 40,914,676 shares issued and outstanding at December 31, 2007 and 2006, respectively	1	1
Restricted stock, 296,687 and 299,584 shares issued and outstanding at December 31, 2007 and 2006, respectively	5,113	3,390
Additional paid-in capital	64,712	63,373
Accumulated other comprehensive income	13,875	3,679
Retained earnings	124,049	79,299

Total shareholders’ equity	207,750	149,742

Total liabilities and shareholders’ equity	$271,604	$197,689

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net revenues	$337,673	$270,229	$226,189
Cost of revenues	205,422	167,980	135,043

Gross profit	132,251	102,249	91,146

Selling, general and administrative expenses	68,913	49,374	44,917

Income from operations	63,338	52,875	46,229
Other income, principally interest	7,222	4,894	4,592

Income before income taxes	70,560	57,769	50,821
Income taxes	7,700	6,853	20,500

Net income	$62,860	$50,916	$30,321

Cash dividends per share	$0.24	$1.49	$1.74

EARNINGS PER SHARE:
Basic	$1.53	$1.25	$0.75
Diluted	$1.52	$1.24	$0.75

Weighted average common shares outstanding:
Basic	41,060	40,819	40,528
Diluted	41,265	41,095	40,651

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Share- holders’ Equity
	Shares	Amount	Shares	Amount			Unrealized Investment Gain/(Loss)	Unamortized Actuarial Gain/(Loss)	Foreign Currency Translation Adjustment
Balance, January 1, 2005	40,257	$1	297	$828	$57,185	$129,162	$546	$—	$2,920	$190,642
Net income						30,321				30,321
Other Comprehensive Loss, net of tax							(70)		(2,543)	(2,613)

Total Comprehensive Income										27,708
ESPP & Stock Option Activity	390				3,275					3,275
Restricted stock activity	32		(29)	1,114						1,114
Dividends, $1.74 per share						(70,461)				-70,461

Balance, December 31, 2005	40,679	1	268	1,942	60,460	89,022	476	—	377	152,278

Net income						50,916				50,916
Other Comprehensive Income, net of tax							2,173		653	2,826

Total Comprehensive Income										53,742
ESPP & Stock Option Activity	212				2,913					2913
Restricted stock activity	24		31	1,448						1,448
Dividends, $1.49 per share						(60,639)				-60,639

Balance, December 31, 2006	40,915	1	299	3,390	63,373	79,299	2,649	—	1,030	149,742

Net income						62,860				62,860
Other Comprehensive Income, net of tax							795	42	9,359	10,196

Total Comprehensive Income										73,056
ESPP & Stock Option Activity	94				1,339					1,339
Restricted stock activity	131		(2)	1,723						1,723
Cumulative effect adjustment related to FIN 48 adoption						(7,984)				(7,984)
Dividends, $0.24 per share						(10,126)				(10,126)

Balance, December 31, 2007	41,140	$1	297	$5,113	$64,712	$124,049	$3,444	$42	$10,389	$207,750

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$62,860	$50,916	$30,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,762	6,055	4,852
Bad debt provisions / (credits)	190	376	1,564
Realized gains on sales of short-term investments	(956)	(641)	(1,383)
Deferred income taxes	(800)	(459)	890
Compensation expense related to restricted stock	1,781	1,857	1,596
Share based compensation expense	180	603	—
Tax benefit on stock options exercised	—	—	534
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(6,676)	(6,912)	(6,446)
Other current assets	(9,883)	(7,294)	(4,191)
Accrued payroll and other liabilities	6,630	(63)	10,621
Deferred revenues	(904)	1,082	(1,921)

Net cash provided by operating activities	63,184	45,520	36,437

Cash flows from investing activities:
Property and equipment expenditures	(32,398)	(15,544)	(16,392)
Purchases of mutual funds	(102,051)	(57,563)	(23,484)
Purchases of term deposits with banks	(54,504)	(74,894)	(4,434)
Proceeds from sales of mutual funds	96,039	61,938	43,255
Maturities of term deposits with banks	53,160	50,791	22,682

Net cash (used in) provided by investing activities	(39,754)	(35,272)	21,627

Cash flows from financing activities:
Net proceeds from issuance of common stock	798	1,915	3,417
Tax benefit on stock options exercised	361	395	—
Common stock repurchases	—	—	(676)
Dividends paid	(9,931)	(61,100)	(70,901)

Net cash used in financing activities	(8,772)	(58,790)	(68,160)

Effect of foreign currency exchange rate changes on cash	(4,658)	707	344

Change in cash and cash equivalents	10,000	(47,835)	(9,752)
Cash and cash equivalents, beginning of year	51,555	99,390	109,142

Cash and cash equivalents, end of year	$61,555	$51,555	$99,390

Non cash investing and financing activities-
Cash dividends declared but unpaid	$2,671	$2,418	2,476

Supplemental disclosures of cash flow information-
Cash paid for income taxes	$10,960	$13,145	$19,134

The accompanying notes are an integral part of the consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Syntel, Inc. and subsidiaries (individually and collectively “Syntel” or the “Company”) provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial and banking sector, insurance, manufacturing, healthcare, transportation, retail, and information/communication industries. The Company’s reportable operating segments consist of Applications Outsourcing, e-Business, TeamSourcing and Knowledge Process Outsourcing (KPO).

Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers’ business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. These services may be provided on either a time-and-material basis or on a fixed-price basis.

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

Through TeamSourcing, the Company provides professional information technology consulting services directly to customers on a staff augmentation basis. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex information technology applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing consultants, whether working individually or as a team of professionals, generally receive direct supervision from the customer’s management staff. TeamSourcing services are generally invoiced on a time and material basis.

Through KPO, Syntel provides custom outsourced solutions for a client’s business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly-owned subsidiaries, and a joint venture. All significant intercompany balances and transactions have been eliminated.

The wholly-owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel Singapore PTE. Limited. (“Syntel Singapore”), a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel U.K.”), a United Kingdom limited liability company;

•	Syntel Canada Inc. (“Syntel Canada”), an Ontario limited liability company;

•	Syntel Deutschland GmbH (“Syntel Germany”), a German limited liability company;

•	Syntel Hong Kong Limited. (“Syntel Hong Kong”), a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc (“Syntel Consulting”), a Michigan limited liability company;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company; and

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company.

The formerly wholly-owned subsidiary of Syntel Delaware LLC (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

•	State Street Syntel Services (Mauritius) Limited. (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly-owned subsidiary of SSSSML is:

•	Syntel Sourcing Private Limited. (“Syntel Sourcing”), an Indian limited liability company.

The wholly-owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited. (“Syntel International”), an Indian limited liability company; and

•	Syntel Global Private Limited. (“Syntel Global”), an Indian limited liability company.

The wholly-owned subsidiary of Syntel Sterling BestShores (Mauritius) Limited is:

•	Syntel Sterling BestShores Solutions Private Limited (“SSBSPL”), an Indian limited liability company.

The wholly-owned subsidiary of Syntel U.K. is:

•	Intellisourcing, sarl, a limited liability company in France.

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

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.

Derivative instruments and hedging activities

The Company has adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company enters into foreign exchange forward contracts where the counter party is a bank. The Company purchases foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates on cash flows denominated in certain foreign currencies. These contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Accordingly these contracts are carried at a fair value with resulting gains or losses included in the consolidated statements of income in other income.

During the year ended December 31, 2007, the Company entered into foreign exchange forward contracts with a notional amount of $95.0 million with maturity dates of one to eight months. During the year ended December 31, 2007, contracts amounting to $33.0 million expired resulting in a gain of $0.3 million. At December 31, 2007, foreign exchange forward contracts amounting to $62.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2007 is reflected in other current assets with a corresponding credit to income for the direct customer related contracts of $0.4 million and credit to the other comprehensive income for the inter company related contracts of $0.2 million.

Other income

Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2007 and December 31, 2006, approximately $12.6 million and $13.9 million, respectively, are in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests in corporate bonds, treasury notes and other securities. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

Fair value of financial instruments

The fair values of the Company’s current assets and current liabilities approximate their carrying values because of their short maturities. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

Concentration of credit risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. The Company has cash deposited with financial institutions that, at times, may exceed the federally insured limits.

The Company’s customer base consists primarily of Global 2000 companies and, accordingly, accounts receivable are not exposed to significant credit risk. The Company establishes an allowance for doubtful accounts for known and inherent collection risks related to its accounts receivable. The estimation of the allowance is primarily based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

Short-term investments

The Company’s short-term investments consist of short-term mutual funds, which have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of these investments that are other than temporary declines, are included in other income. The cost of securities sold is determined using the weighted-average method.

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet.

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

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $10.8 million, $6.1 million and $4.9 million, respectively.

Long-lived assets (other than goodwill)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes no assets were impaired at December 31, 2007 and 2006.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment at least annually. Management believes no goodwill was impaired at December 31, 2007 and 2006.

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

During 2007, the Company has reversed a tax reserve of $3.1 million of the accrual for income taxes related to the year 2003 along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million and credited it to the current year’s income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year is credited to the current year’s income tax provision.

In addition, during 2007 the Company has recorded a benefit of $0.4 million related to the Research and Development credit, reversed valuation allowance of $0.1 million and provided for an additional tax reserve of $0.3 million.

During 2007, the Company provided $0.2 million towards allowance for doubtful accounts. At December 31, 2007 the allowance for doubtful accounts was $0.5 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2007 had an after-tax impact of increasing the diluted earnings per share for the year ended December 31, 2007 by $0.14 per share.

During 2006, the Company reversed $2.0 million of the accrual for income taxes related to the year 2002 and credited it to the current year’s income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year is credited to the current year’s income tax provision.

During 2006, the Company provided $0.4 million towards allowance for doubtful accounts. At December 31, 2006 the allowance for doubtful accounts was $2.8 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2006 had an after-tax impact of increasing the diluted earnings per share for the year ended December 31, 2006 by $0.04 per share.

During 2005, the Company reversed $2.6 million of the accrual for income taxes related to the year 2001 and credited it to the current year’s income tax provision. In determining the tax provisions, the Company also provides for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year is credited to the current year’s income tax provision.

In addition, during 2005 the Company has reversed $0.9 million related to the payroll tax provision and provided for a valuation allowance of $1.6 million attributable to certain deferred tax assets.

During 2005, the Company provided $1.6 million towards allowance for doubtful accounts. At December 31, 2005 the allowance for doubtful accounts was $2.6 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in estimates during 2005 had an after-tax impact of increasing the diluted earnings per share for the year ended December 31, 2005 by $0.01 per share.

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2007, foreign exchange loss of $1.9 million was included in selling, general and administrative expenses.

Earnings per share

Basic and diluted earnings per share are computed in accordance with SFAS No. 128 “Earnings Per Share”.

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the applicable period.

The Company has stock options, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of shares which have been granted pursuant to the stock option plan, by dividing net income by the weighted-average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefits on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

Employee benefits

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2007, no contributions have been made.

Eligible employees of the Company receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $2.0 million and $1.3 million as of December 31, 2007 and 2006, respectively, and are included within accrued payroll and related costs.

Vacation pay

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $3.1 million, $2.3 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005 respectively.

The amounts accrued for unutilized earned leave were $8.7 million and $6.3 million as of December 31, 2007 and 2006, respectively, and are included within accrued payroll and related costs.

During the year ended December 31, 2007 Syntel Limited has changed its leave policy, resulting in a reduction of the maximum permissible accumulation of unutilized leave from 60 days to 45 days. The balance exceeding maximum permissible accumulation is compulsorily en-cashed at basic salary. Accordingly an amount of $0.31 million was paid at basic salary and $0.53 million was reversed being the difference between the basic salary and gross compensation rates.

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

Recently issued accounting standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on examination, based on the technical merits of the position. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company has applied the provisions of FIN 48 to all tax positions, upon initial adoption, the cumulative effect adjustment is recognized as an adjustment to the opening balance of retained earnings as of January 1, 2007. The Company has classified estimated interest and penalties related adjustment of income taxes as a component of income taxes in the accompanying consolidated statement of incomes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however during December 2007, FASB issued proposed FASB staff position “FSP” FAS 157-b which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, SFAS No. 141 (R) will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” which improves the relevance, comparability, and transparency of financial information provided in consolidated financials statements by establishing accounting and reporting standards for the non controlling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, SFAS No. 160 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

3. Short-Term Investments

Short-term investments included the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Investments in mutual funds at carrying value	$20,106	$13,543
Term deposits with banks	34,537	28,776

Total	$54,643	$42,319

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Cost	$19,776	$12,934	$16,275
Unrealized gain, net	330	609	539

Carrying value	$20,106	$13,543	$16,814

Gross realized gains	$956	$641	$1,383
Proceeds on sales of mutual funds	96,039	61,938	43,255
Purchases of mutual funds	102,051	57,563	23,484

Information related to investments in term deposits with banks included the following at and for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Cost	$34,537	$28,776	$4,269

Maturities of term deposits	$53,160	$50,791	$22,682
Purchases of term deposits	54,504	74,894	4,434

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(In thousands)
Unbilled revenue for time and material projects	$9,349	$9,862
Unbilled revenue for fixed price projects	(2,009)	2,085

	$7,340	$11,947

Deferred revenue at December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(In thousands)
Deferred revenue on uncompleted fixed price development contracts	$3,554	$4,464
Advance billing on application management and support contracts	—	47
Advances received from customers towards future billing	—	1,333
Other deferred revenue	137	116

	$3,691	$5,960

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$2,828	$2,575	$1,213
Provision	190	376	1,564
Write-offs, net of recoveries	(2,519)	(123)	(202)

Balance, end of year	$499	$2,828	$2,575

6. Property and Equipment

Property and equipment at December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(In thousands)
Office building	$12,457	$7,586
Computer equipment and software	41,387	28,009
Furniture, fixtures and other equipment	33,083	21,487
Vehicles	562	455
Leasehold improvements	5,774	2,821
Leasehold land	4,763	1,965
Residential property	316	282
Capital advances / work in progress	11,844	7,067

	110,186	69,672
Less accumulated depreciation and amortization	44,602	31,358

	$65,584	$38,314

7. Line of Credit

The Company has a line of credit with JPMorgan Chase Bank, N.A., which provides for borrowings up to $20.0 million. The line of credit has been renewed and amended and now expires on August 31, 2008. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings under the line of credit at December 31, 2007 and 2006.

8. Leases

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2007 are as follows:

(In thousands)
2008	$8,675
2009	6,174
2010	3,529
2011	2,739
2012	616

$21,733

Total rent expense amounted to approximately $7.8 million, $4.7 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Income Taxes

Income before income taxes for the Company’s U. S. and foreign operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)
U. S.	$17,074	$16,480	$18,410

Foreign	53,486	41,289	32,411

	$70,560	$57,769	$50,821

Income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(In thousands)
Current:

Federal	$1,976	$3,483	$7,382

State	360	636	1,346

Foreign	7,349	3,193	10,882

Total current provision	9,685	7,312	19,610

Deferred:

Federal	(525)	(21)	931

State	(95)	(5)	170

Foreign	(1365)	(433)	(211)

Total deferred provision (benefit)	(1,985)	(459)	890

Total provision for income taxes	$7,700	$6,853	$20,500

The components of net deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Deferred tax assets
Impairment of investments and capitalized development costs	$1,602	$1,814
Valuation allowance	(1,601)	(1,664)
Carryforward losses of subsidiaries	269	—
Minimum alternate tax credit of subsidiaries	1,052	—
Property, plant and equipment	110	273
Accrued expenses and allowances	3,616	2,999
Advanced billing receipts	756	676

Total deferred tax assets	5,804	4,098

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(2,153)	(1,819)
Provision for tax on unrealized gains in India	(157)	(75)

Total deferred tax liabilities	(2,310)	(1,894)

Net deferred tax assets	$3,494	$2,204

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2007	2006
	(In thousands)
Deferred tax asset, current	$3,325	$2,313
Deferred tax asset (liability), non-current	169	(109)

	$3,494	$2,204

During 2001, the Company had recorded deferred tax assets related to tax benefits on write-off of certain investments. In 2005, the Company created a valuation allowance of $1.7 million against these deferred tax assets. During 2007, the Company generated a capital gain of $0.55 million which was adjusted against carry forward capital losses and accordingly the deferred tax asset and the valuation allowance amount was revalued to $1.6 million and $1.6 million, respectively, as at December 31, 2007.

Syntel’s software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is a 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2009, whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of criteria laid down.

Effective April 1, 2003, one of the Company’s Software Development Units has ceased to enjoy the above-mentioned tax exemption. Two more development units ceased to enjoy the tax exemption on April 1, 2005 and April 1, 2006 respectively. Another SEZ unit located at Mumbai has completed its first 5 years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the above tax exemptions granted by the Indian authorities was $9.5 million, $12.4 million and $11.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Union Budget of India for the financial year beginning April 1, 2008 was presented on February 29, 2008 by the Finance Minister. The Company’s management estimates that the tax proposals contained therein do not have a significant impact on the Company.

The American Jobs Creation Act of 2004 provided a special one-time favorable effective federal tax rate for U.S.-based organizations. The Company repatriated cash dividends of $61.0 million during 2005 out of the retained earnings of its controlled foreign subsidiary, Syntel Limited, to the U.S. in accordance with the Act. The Company recorded a tax charge of approximately $12.3 million, including U.S. Federal and state taxes and the Indian dividend distribution tax under the Indian Income Tax laws, during the fourth quarter of 2005. Proceeds from these extraordinary dividends are required to be invested in the United States for specific purposes permitted under the Act pursuant to an approved written domestic reinvestment plan. As of December 31, 2007, the Company had fully invested all the proceeds towards permitted investments under the Act against this extraordinary dividend pursuant to an approved Domestic reinvestment plan.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2007, the Company would have accrued taxes of approximately $74.1 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U. S. federal income tax rate of 35% for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0%	1.1%	1.3%
Tax-free investment income	(0.1)%	(0.5)%	(0.2)%
Foreign effective tax rates different from US Statutory Rate	(18.0)%	(20.2)%	(18.3)%
Tax reserves	(4.3)%	(3.5)%	(5.0)%
Valuation allowance	(0.1)%	—	3.2%
Tax on repatriation	—	—	24.2%
Other, net	(2.6)%	—	—

Effective income tax rate	10.9%	11.9%	40.2%

The Company adopted the provision of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately $2.99 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The aforesaid amount is comprised of $2.36 million and $0.63 million towards tax and interest liability, respectively. At the time of adoption, the Company did not provide for $5.0 million of income taxes for the uncertainty related to tax positions the Company had taken existing at the time of adoption as required under the provisions of FIN 48. Accordingly the Company has recorded an additional liability of $5.0 million and adjusted retained earnings previously reported at January 1, 2007 for this amount.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In Millions)
Balance at January 1, 2007	$17.31
Additions based on tax positions relate to the current year	1.35
Additions for tax positions of prior years	0.19
Reductions for tax positions of prior years	3.28
Settlements	—
Foreign currency translation effect	0.37

Balance at December 31, 2007	$15.94

Included in the amount $15.94 million unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the year ended December 31, 2007 the Company recognized tax charge of approximately $0.07 million and none in 2006 and 2005. During the year 2007 the Company recognized approximately $0.34 million and none in 2006 and 2005 in interest and reversed $0.15 million during year 2007 towards interest previously accrued.

The Company had accrued approximately $0.19 million for interest and penalties as of December 31, 2007 and no accrual as of December 31, 2006.

The Company’s amount of unrecognized tax benefits could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties based on the “more likely than not” concept contained in FIN 48. Such uncertainties, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, if the Company does not prevail on certain tax positions taken in filed returns, any additional tax expense not previously provided for will be recognized in the period in which the management estimates that the examiners position is determined to be final.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter on 2006. During December, 2007, the IRS has proposed certain adjustments to the Company’s transfer pricing tax positions. Management has evaluated those proposed adjustments and responded to IRS accordingly. The Company does not anticipate the adjustments will result in any material change to its financial position.

Syntel Inc and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2004 and for state tax examinations for years before 2003.

Syntel India has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial year 2001-02 and onwards.

During the years ended December 31, 2007, 2006 and 2005, the effective income tax rate was 10.9%, 11.9%, and 40.3%, respectively.

The tax rate for the year ended December 31, 2007 was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%. During the year ended December 31, 2006, the tax rate was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. During the year ended December 31, 2005, the tax rate was impacted by reversal of a $2.6 million accrual for income taxes related to year 2001, provision for valuation allowance of $1.7 million and the tax related to the dividend repatriation of $12.3 million. Without the above, the effective tax rate for the year ended December 31, 2005 would have been 17.8%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.27 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $1.5 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) for the financial year 1998-99 and received a favorable decision. However the Income tax department has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) against this favorable decision. In May 2006, the ITAT dismissed the appeal filed by the Income tax department. The Income tax department has recourse to file further appeal.

A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India has received a favorable order from the ITAT on this appeal. The Income tax department has recourse to file further appeal. Syntel India has also received orders for appeals filed with the Commissioner of Income Tax (Appeals) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other years. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income Tax (Appeals). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. The appeals for the financial years 1995-96 to 1997-98 and 2000-01 were heard by the ITAT on October 10, 2007 and the order of the ITAT is awaited.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $9.09 million for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel India has filed the appeals with the Commissioner of Income Tax (Appeals). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the Commissioner of Income Tax (Appeals) for the financial year 2001-02 and the contention of Syntel India was partially upheld. Syntel India has gone into further appeal with the ITAT in relation to the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has also filed further appeal against the relief granted to Syntel India by Commissioner of Income tax (Appeals).

During the year 2007, Syntel India has received the order for appeal filed with Commissioner of Income tax (Appeals) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has recourse to file further appeal. For the financial year 2003-04, the appeal was finally decided on January 1, 2008, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income tax department has recourse to file further appeal.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.18 million for various years, which is after recognizing certain tax liabilities aggregating $ 0.005 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.87 million in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. The Income Tax department has recourse to file further appeal. For the financial years 1995-96 to 1997-98 and 2000-01, the appeals were heard by the ITAT on October 10, 2007 and the order of the ITAT is awaited. For the financial years 2001-02 and 2002-03, the Commissioner of Income Tax (Appeals) has held against Syntel India and Syntel India has filed further appeal with the ITAT. For the financial year 2003-04, the Commissioner of Income Tax (Appeals) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the Commissioner of Income tax (Appeals). The Income Tax department has recourse to file further appeal for the amounts allowed by the Commissioner of Income tax (Appeals). For the financial year 2004-05, the Indian Income Tax department has decided against Syntel India and Syntel India has filed an appeal with the Commissioner of Income tax (Appeals).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

10.	Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007		2006		2005
	Weighted-Average Shares Out- standing	Per Share	Weighted-Average Shares Out- standing	Per Share	Weighted-Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,060	$1.53	40,819	$1.25	40,528	$0.75
Potential dilutive effect of stock options	205	(0.01)	276	(0.01)	123	(0.00)

Diluted earnings per share	41,265	$1.52	41,095	$1.24	40,651	$0.75

For the years ended December 31, 2007, there were no stock options having anti-dilutive effect. For the years ended December 31, 2006 and 2005, stock options to purchase 9,500 and 66,700 shares of Common Stock, respectively, at a weighted-average price per share of $26.89 and $24.55, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and was anti-dilutive.

11.	Dividend

The Company has paid quarterly cash dividends of $0.06 per share during 2007, 2006 and 2005. In addition, the Board of Directors declared and paid a special cash dividend of $1.25 per share and $1.50 per share during 2006 and 2005 respectively. Per share cash dividends paid in 2007, 2006 and 2005 were $0.24, $1.49 and $1.74, respectively.

12.	Stock Compensation Plans

Share Based Compensation

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plans, a total of 8 million shares of common stock were reserved for issuance. The dates on which options granted under the Stock Option Plan are first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

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

Beginning January 1, 2006, the Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statement of income.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123. Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $1.96 million and $2.46 million, respectively.

Restricted Stock

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

On different dates during the years ended December 31, 2007, 2006 and 2005 the Company issued 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting of shareholders to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the years ended December 31, 2007 and 2006 the Company issued another 66,000 and 66,250 shares of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

During the year ended December 31, 2006, the Company issued 153,500 shares of performance-restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long-term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of five years (at each anniversary) in equal installments, subject to meeting the above pre-defined criteria’s of overall annual performance and achievement of the long-term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achievement of the overall annual performance in the given years however the stock linked to achievement of the long term goal would roll over into a common pool and would lapse only on the non-achievement of the long-term goal on or prior to the end of fiscal year 2012.

Based upon the market value on the grant dates, the Company recorded $0.0 million, $0.01 million and $0.89 million during the years ended December 31, 2007, 2006 and 2005, respectively, of share compensation included as a separate component of shareholders’ equity to be expensed over the service period on a straight-line basis.

During the years ended December 31, 2007, 2006 and 2005, the Company reversed $0.0 million, $0.14 million and $1.21 million, respectively, of unearned compensation towards forfeiture of restricted stock on account of termination of employees and also expensed $1.72 million, $1.45 million and $1.11 million, respectively, as compensation on account of these restricted stocks.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the years ended December 31, 2007 and

2006, the Company recorded $0.06 million and $0.4 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2007, 2006 and 2005, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of the Adoption of SFAS No. 123R

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Cost of revenues	$819	$1,018
Selling, general and administrative expenses	1,142	1,442

	$1,961	$2,460

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $0.80 million, $1.92 million and $3.42 million, respectively. New shares were issued for all options exercised during the years ended December 31, 2007 and 2006. Prior to the adoption of SFAS No. 123R, the intrinsic values of restricted stock were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of SFAS No. 123R in January 2006, the unearned stock-based compensation balance of approximately $3.17 million was reclassified to additional-paid-in-capital.

As of December 31, 2007, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.04 million to be vested mainly over the next two years.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

	Year Ended December 31,
	2007	2006	2005
Assumptions:
Risk free interest rate	3.14%	4.63%	4.60%
Expected life	5 years	5 years	5 years
Expected volatility	63.04%	65.19%	68.08%
Expected dividend yield	0.62%	5.56%	8.35%

The Company’s computation of expected volatility for the years ended December 31, 2007 and 2006 is based on a combination of historical volatility from exercised options on the Company’s stock. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2007 and 2006:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2007	208,869	$13.07
Granted	—	—
Exercised	(71,993)	10.96
Forfeited	—	—
Expired / Cancelled	(7,271)	7.46

Outstanding at December 31, 2007	129,605	$14.55	4.43	$3,173

Options Exercisable at December 31, 2007	121,555	$13.88	4.31	$3,059

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	438,251	$12.28
Granted	—	—
Exercised	(163,985)	9.40
Forfeited	(41,300)	18.95
Expired / Cancelled	(24,097)	13.64

Outstanding at December 31, 2006	208,869	$13.07	4.78	$2,870

Options Exercisable at December 31, 2006	177,569	$15.08	4.41	$2,678

No options were granted during the years ended December 31, 2007 and 2006. The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1.79 million and $2.07 million, respectively. The aggregate fair value of shares vested during the years ended December 31, 2007 and 2006 was $0.46 million and $0.83 million, respectively.

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our Employee Stock Purchase Plan was deemed non-compensatory under the provisions of APB Opinion No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the year ended December 31, 2005 was as follows:

Year Ended December 31, 2005
(In thousands, except per share data)
Net income as reported:	$30,321
Add, stock-based compensation expenses recognized in statement of income, net of tax	1,384
Deduct, stock-based compensation expense determined under the fair value method, net of tax	(1,704)

Pro forma net income	$30,001

Earnings per share, as reported:
Basic	$0.75
Diluted	0.75

Earnings per share, pro forma:
Basic	$0.74
Diluted	0.74

Weighted-average common shares outstanding
Basic	40,528
Diluted	40,651

Estimated fair value of options granted	$2.36

13.	Commitments & Contingencies

As of December 31, 2007, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $25.8 million primarily related to the technology Campus being constructed at Pune, India and acquisition of residential property in Mumbai, India.

The Company and its subsidiaries are parties to litigation and claims which have arisen in the normal course of their activities. Although the amount of the Company’s ultimate liability, if any, with respect to these matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position.

Syntel India’s operations are carried out from their development centers/units in Mumbai forming part of a Special Economic Zone (‘SEZ’) and in Chennai and Pune, which are registered under the Software Technology Parks (‘STP’) scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

14. Employee Benefit Plans

Provident Fund Contribution expense recognized by Indian entities was $1.74 million, $1.05 million and $0.66 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Expense recognized by Indian entities under the Gratuity Plan was $0.74 million; $0.5 million and $0.47 million for the years ended December 31, 2007, 2006 and 2005, respectively.

15. Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprises and Related Information”, which requires reporting information about operating segments in annual financial statements. SFAS No. 131 has also established standards for related disclosures about business segments and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is reviewed and evaluated regularly by management, in deciding how to allocate resources and in assessing performance.

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Application Outsourcing,

•	e-Business,

•	TeamSourcing; and

•	Knowledge Process Outsourcing (KPO).

These segments are the basis on which the Company reports its primary segment information to management.

Through Application Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers’ business applications.

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

Through KPO, Syntel provides outsourced solutions for a client’s business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

The accounting policies of the segments are the same as those presented in Note 2. Management allocates all corporate expenses to the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment.

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In Thousands)
Net Revenues:
Applications Outsourcing	$227,642	$194,474	$171,331
e-Business	39,662	37,251	31,210
TeamSourcing	17,060	17,631	16,953
KPO	53,309	20,873	6,695

	337,673	270,229	226,189
Gross Profit:
Applications Outsourcing	81,870	72,502	72,411
e-Business	15,950	10,506	9,687
TeamSourcing	6,898	6,690	4,886
KPO	27,533	12,551	4,162

	132,251	102,249	91,146
Selling, general and administrative expenses	68,913	49,374	44,917

Income from operations	$63,338	$52,875	$46,229

The Company’s largest customer in 2007, 2006 and 2005 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $63.1 million, $49.6 million and $36.2 million, contributing approximately 19%, 18% and 16% of total consolidated revenues during 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, accounts receivable from this customer was $2.2 million and $2.7 million, respectively. The majority of the revenue from this customer was generated in the Applications Outsourcing segment.

State Street Bank had revenues in excess of 10% of total consolidated revenues for the years 2007 and 2006. Revenue from this customer was approximately $56.1 million, $28.2 million and $12.4 million, contributing approximately 17%, 10% and 6% of total consolidated revenues during 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, accounts receivable from this customer was $12.1 million and $3.9 million, respectively. The majority of the revenue from this customer was generated in TeamSourcing and KPO segments.

16. Geographic Information

The Company’s customers are primarily situated in the United States. Net revenues and net income (loss) from each geographic location for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In thousands)
Net revenues:
North America, primarily United States	$312,996	$258,175	$205,376
India	158,200	131,372	113,571
UK	15,637	12,099	12,119
Far East, primarily Singapore	165	795	1,090
Germany	2,113	708	1,540
Mauritius	17,099	4,632	931
Inter-company revenue elimination (primarily India)	(168,537)	(137,552)	(108,438)

Net revenues	$337,673	$270,229	$226,189

Net income (loss):
North America, primarily United States	$26,268	$14,819	$9,394
India	33,650	35,045	19,737
UK	1,353	1,558	1,667
Far East, primarily Singapore	(217)	(55)	27
Germany	733	(228)	(472)
Mauritius	1,073	(223)	(32)

Net Income	$62,860	$50,916	$30,321

Assets at December 31:
North America, primarily United States	$81,732	$71,829	$107,143
India	116,024	80,746	58,815
UK	17,819	14,680	10,019
Far East, primarily Singapore	428	494	555
Germany	1,759	651	1,136
Mauritius	53,842	29,289	20,493

Total assets	$271,604	$197,689	$198,161

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2007
Net revenues	$75,430	$80,357	$87,885	$94,001	$337,673
Cost of revenues	45,902	49,697	52,887	56,936	205,422

Gross profit	29,528	30,660	34,998	37,065	132,251

Selling, general and administrative expenses	12,939	16,159	18,333	21,482	68,913

Income from operations	16,589	14,501	16,665	15,583	63,338

Other income, principally interest	1,243	1,426	1,659	2,894	7,222

Income before income taxes	17,832	15,927	18,324	18,477	70,560
Provision for income taxes	2,456	2,664	11	2,569	7,700

Net income	$15,376	$13,263	$18,313	$15,908	$62,860

Earnings per share, diluted (a)	$0.37	$0.32	$0.44	$0.39	$1.52

Weighted average shares outstanding, diluted	41,318	41,185	41,256	41,300	41,265

2006

Net revenues	$63,496	$64,410	$69,217	$73,106	$270,229
Cost of revenues	39,162	41,470	42,635	44,713	167,980

Gross profit	24,334	22,940	26,582	28,393	102,249

Selling, general and administrative expenses	10,598	11,645	13,056	14,075	49,374

Income from operations	13,736	11,295	13,526	14,318	52,875

Other income, principally interest	889	1,338	1,298	1,369	4,894

Income before income taxes	14,625	12,633	14,824	15,687	57,769
Provision for income taxes	2,570	1,580	293	2,410	6,853

Net income (loss)	$12,055	$11,053	$14,531	$13,277	$50,916

Earnings per share, diluted (a)	$0.29	$0.27	$0.35	$0.32	$1.24

Weighted average shares outstanding, diluted	40,948	41,043	41,123	41,266	41,095

a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Line of Credit Agreement, dated August 31, 2002, between the Registrant and Bank One, Michigan filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2	Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3	Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4	Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006, and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 7, 2006 and incorporated herein by reference.

10.12	Amendment to Credit Agreement dated August 25, 2003, between the Registrant and Bank One, NA filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit No.	Description
10.13	Amendment to Credit Agreement dated August 19, 2004, between the Registrant and Bank One, NA filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.14	Amendment to Credit Agreement dated August 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA , filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.15	Amendment to Credit Agreement dated August 31, 2006, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 4, 2006, and incorporated herein by reference.

10.16	Amendment to Credit Agreement dated August 17, 2007, between the Registrant and JPMorgan Chase Bank, N.A.

10.17	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.18	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.19	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer