Form 10-Q
period 2008-03-31
SYNTEL INC
filed 2008-05-05
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐        Accelerated Filer  ☒

Non-accelerated Filer  ☐ (Do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 41,464,318 shares issued and outstanding as of April 30, 2008.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Net revenues	$98,514	$75,430
Cost of revenues	58,828	45,902

Gross profit	39,686	29,528
Selling, general and administrative expenses	20,528	12,939

Income from operations	19,158	16,589
Other income, principally interest	1,009	1,243

Income before income taxes	20,167	17,832
Income tax (benefit) expense	(267)	2,456

Net income	$20,434	$15,376

Dividend per share	$0.06	$0.06

EARNINGS PER SHARE:
Basic	0.50	0.38
Diluted	0.49	0.37

Weighted average common shares outstanding:
Basic	41,135	40,966
Diluted	41,284	41,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,075	$61,555
Short term investments	67,793	54,643
Accounts receivable, net of allowances for doubtful accounts of $659 and $499 at March 31, 2008 and December 31, 2007, respectively	55,940	51,783
Revenue earned in excess of billings	16,814	7,340
Deferred income taxes and other current assets	27,313	23,761

Total current assets	208,935	199,082

Property and equipment	116,753	110,186
Less accumulated depreciation and amortization	47,210	44,602

Property and equipment, net	69,543	65,584

Goodwill	906	906
Deferred income taxes and other non current assets	6,007	6,032

TOTAL ASSETS	$285,391	$271,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$7,640	$7,434
Accrued payroll and related costs	23,478	27,242
Income taxes payable	9,508	10,580
Accrued liabilities	12,469	12,236
Deferred revenue	3,827	3,691
Dividends payable	2,686	2,671

Total current liabilities	59,608	63,854
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	225,783	207,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$285,391	$271,604

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive			Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income			Equity
							Unrealized Investment Gain	Unamortised actuarial gain	Foreign Currency Translation Adjustment
Balance, January 1, 2008	41,140	$1	297	$5,113	$64,712	$124,049	$275	$42	$13,558	$207,750
Net income						20,434				20,434
Other comprehensive income, net of tax							107		(782)	(675)
ESPP & stock options activity	2				73					73
Restricted stock activity			6	670						670
Dividends						(2,469)				(2,469)

Balance, March 31, 2008	41,142	$1	303	$5,783	$64,785	$142,014	$382	$42	$12,776	$225,783

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,434	$15,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,385	1,917
Bad debt provisions (credits)	162	(2,455)
Realized gains on sales of short term investments	(217)	(163)
Deferred income taxes	(1,114)	1,001
Compensation expense related to restricted stock	687	332
Share based compensation expense	12	83
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(10,121)	(4,618)
Other assets	(1,407)	(2,183)
Accrued payroll and other liabilities	(8,194)	(1,158)
Deferred revenue	6	(760)

Net cash provided by (used in) by operating activities	3,633	(7,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(8,040)	(10,694)
Purchase of mutual funds	(32,515)	(19,465)
Purchase of term deposits with banks	(7,008)	(12,472)
Proceeds from sales of mutual funds	19,543	23,994
Maturities of term deposits with banks	6,453	9,590

Net cash used in investing activities	(21,567)	(9,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	23	514
Tax benefit on stock options exercised	38	130
Dividends paid	(2,471)	(2,464)

Net cash used in financing activities	(2,410)	(1,820)

Effect of foreign currency exchange rate changes on cash	(136)	(1,176)

Change in cash and cash equivalents	(20,480)	(4,671)
Cash and cash equivalents, beginning of period	$61,555	$51,555

Cash and cash equivalents, end of period	$41,075	$46,884

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,686	$2,492
Cash paid for income taxes	1,294	3,873

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2008, the results of their operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The year-end condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel Singapore PTE. Limited. (“Syntel Singapore”), a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel U.K.”), a United Kingdom limited liability company;

•	Syntel Canada Inc. (“Syntel Canada”), an Ontario limited liability company;

•	Syntel Deutschland GmbH (“Syntel Germany”), a German limited liability company;

•	Syntel Hong Kong Limited (“Syntel Hong Kong”), a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company; and

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company. and

•	Syntel Australia Pty. Ltd. (“Syntel Australia”), an Australian limited liability company.

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

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption.

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

During the quarter ended March 31, 2008, the Company entered into foreign exchange forward contracts with a notional amount of $37.0 million and with maturity dates of one to seven months. During the quarter ended March 31, 2008, contracts amounting to $30.6 million expired resulting in a loss of $0.6 million. At March 31, 2008, foreign exchange forward contracts amounting to $68.4 million were outstanding. The fair value of the foreign exchange forward contracts at March 31, 2008 is reflected in other current liabilities with a corresponding debit to income for the direct customer related contracts of $0.6 million and debit to the other comprehensive income for the inter company related contracts of $0.2 million.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At March 31, 2008 and December 31, 2007, approximately $8.5 million and $12.6 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds, treasury notes and other securities. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$20,434	$15,376
Other comprehensive income
- Unrealized investment gain	107	74
- Foreign Currency translation adjustment	(782)	1,080

Total comprehensive income	$19,759	$16,530

9.	EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share.

	Three Months Ended March 31,
	2008		2007
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,135	$0.50	40,966	$0.38
Potential dilutive effect of stock options outstanding	149	(0.01)	352	(0.01)

Diluted earnings per share	41,284	$0.49	41,318	$0.37

10.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing;

•	e-Business;

•	TeamSourcing; and

•	Knowledge Process Outsourcing (“KPO”) (*Formerly reported as Business Process Outsourcing or BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
Applications Outsourcing	$66,022	$52,703
e-Business	10,130	9,642
TeamSourcing	2,385	4,010
KPO	19,977	9,075

	$98,514	$75,430

Gross Profit:
Applications Outsourcing	$22,318	$19,124
e-Business	4,511	3,596
TeamSourcing	680	1,666
KPO	12,177	5,142

	39,686	29,528
Selling, general and administrative expenses	20,528	12,939

Income from operations	$19,158	$16,589

During the three months ended March 31, 2008, State Street Bank and American Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenue from State Street Bank and American Express Corp. was $19.6 million and $17.4 million, respectively, during the three months ended March 31, 2008, contributing approximately 19.9% and 17.7%, respectively of total consolidated revenues. The corresponding revenues for the three months ended March 31, 2007 from State Street Bank and American Express Corp was $10.4 million and $14.4 million, respectively, contributing approximately 13.8% and 19.1%, respectively, of total consolidated revenues. At March 31, 2008 and December 31, 2007, accounts receivable from State Street Bank were $11.9 million and $12.1 million, respectively. Accounts receivable from American Express Corp. were $3.3 million and $2.2 million, respectively, as at March 31, 2008 and December 31, 2007.

11.	GEOGRAPHIC INFORMATION

The Company’s customers are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net revenues
North America, primarily United States	$79,674	$74,806
India	46,816	35,450
UK	2,752	2,740
Far East, primarily Singapore and Mauritius	8,422	2,286
Germany	975	441
Inter-company revenue elimination (primarily India)	(40,125)	(40,293)

Total revenue	$98,514	$75,430

Net income/ (loss)
North America, primarily United States	$7,845	$4,970
India	10,184	10,012
UK	113	243
Far East, primarily Singapore and Mauritius	1,952	(17)
Germany	340	168

Net income	$20,434	$15,376

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2008	2007
Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.6%	0.6%
Foreign effective tax rates different from US statutory rate	(20.5)%	(21.1)%
Tax Reserve	(14.9)%	0.3%
Other, net	(1.5)%	(1.0)%

Effective Income Tax Rate	(1.3)%	13.8%

The Company adopted the provision of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 and initially recognized a FIN 48 liability in the financial statements by debiting retained earnings, when it is more likely than not, based on the technical merits, that a tax position will be sustained upon examination.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties based on the “more likely than not” recognition threshold as per FIN 48. Such uncertainties, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and may also be revised based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expense. Conversely, in the event of a future tax examination, if the Company does not prevail on certain tax positions taken in filed returns, any additional tax expense not previously provided for will be recognized in the period in which management estimates that the examiner’s position is determined to be final.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2004 and for state tax examinations for years before 2003. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2002-03 and onwards.

As a result of the implementation of FIN 48, the Company recognized approximately $7.99 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The aforesaid amount is comprised of $7.36 million and $0.63 million towards tax and interest liability, respectively.

During the quarter ended March 31, 2008, the Company received favorable orders from the Income Tax Appellate Authorities of one jurisdiction, resulting in meeting the more-likely-than-not threshold for a particular tax position. The Company reviewed its FIN 48 liability and reversed an earlier provision amounting to $ 2.99 million, which comprises of $ 2.21 million and $ 0.78 million towards tax and interest income respectively. The Company is also entitled for interest on the tax paid. The tax authorities have the right to appeal against order in the Courts of law. Due to the uncertain nature of the outcome of the ultimate settlement of the above tax position, the Company has not recorded such interest income during the quarter ended March 31, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the Quarter ended March 31, 2008 the Company recognized tax charge of approximately $0.02 million and approximately $0.01 million as interest.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During December, 2007, the IRS has proposed certain adjustments to the Company’s transfer pricing tax positions. Management has evaluated those proposed adjustments and responded to IRS accordingly. The Company does not anticipate the adjustments will result in any material change to its financial position.

During the three months ended March 31, 2008, Syntel Inc received a refund totalling to $0.32 million against revised Single Business Tax returns with State of Michigan for years 2001 to 2003. Accordingly this amount has now been credited to current quarter’s income tax expense.

During the three months ended March 31, 2008 and 2007, the effective income tax rates were (1.3%) and 13.8%, respectively. The tax rate for the three months ended March 31, 2008 is impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

Syntel’s software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is a 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2009 (‘the sunset date’), whichever is earlier. On April 29, 2008, the Indian Government has proposed to extend the sunset date to March 31, 2010. If enacted while it will have a positive impact on the effective tax rate for the year 2009, the same shall have a marginal adverse impact on the effective tax rate for the year 2008. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of criteria laid down.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.70 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1998-99 and received a favorable decision. However, the Income tax department had gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) against this favorable decision. In May 2006, the ITAT dismissed the appeal filed by the Income tax department. During the quarter ended March 31, 2008, the Income tax department has filed further appeal before Bombay High Court.

A similar appeal filed by Syntel India with the CIT(A) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India has received a favorable order from the ITAT on this appeal. During the quarter ended March 31, 2008, the Income tax department has filed further appeal before Bombay High Court. Syntel India has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other years. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the year 1996-97, 1997-98 and 2000-01 with the ITAT.

During the quarter ended March 31, 2008, the Company has received a favorable order from the ITAT. The Income tax department has a recourse to file further appeal.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $8.99 million for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel India has filed the appeals with the CIT(A). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel India was partially upheld. Syntel India has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income tax department has also filed further appeal against the relief granted to Syntel India by CIT(A).

During the year 2007, Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income tax department has recourse to file further appeal. During the quarter ended March 31 2008, Syntel India received an order from the CIT(A) for financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income tax department has recourse to file further appeal.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.18 million for various years, which is after recognizing certain tax liabilities aggregating $0.005 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.84 million in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. During the quarter ended March 31, 2008, the Income Tax department has filed further appeal before Bombay High Court. For the financial years 1995-96 to 1997-98 and 2000-01, the appeals were heard by the ITAT on October 10, 2007. During the quarter ended March 31, 2008, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income tax department has recourse to file further appeal. For the financial years 2001-02 and 2002-03, the CIT(A) has held against Syntel India and Syntel India has filed further appeal with the ITAT. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax department has recourse to file further appeal for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax department has decided against Syntel India and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Fringe Benefit Tax on Stock Based Compensation:

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge of $0.072 million for the quarter ended March 31, 2008 on Employee Stock Options/Restricted Stock Grants.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) is related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after 1st Jan 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required and accordingly BPT provision amounting to $0.22 million has not been recorded in the books for the quarter ended March 31, 2008. However, the accumulated deferred tax liability of $2.15 million up to December 31, 2007 will continue to be carried forward.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $80.2 million at March 31, 2008.

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

The Company accounts for share-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $0.70 million and $0.41 million, respectively, including a charge for restricted stock.

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

On different dates during the years ended December 31, 2007, 2006 and 2005, the Company issued 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 the Company respectively issued another 8,000, 66,000 and 66,250 shares of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the three months ended March 31, 2008 and 2007, the Company expensed $0.67 million and $0.32 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended March 31, 2008 and 2007, the Company recorded $0.02 million and $0.01 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2007, 2006 and 2005 and three months ended March 31, 2008, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$256	$179
Selling, general and administrative expenses	443	236

	$699	$415

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2008 and 2007, was $0.023 million and $0.51 million, respectively. New shares were issued for all options exercised during the three months ended March 31, 2008.

As of March 31, 2008, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.03 million to be vested mainly over the next two years.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Three Months Ended March 31,
	2008	2007
Assumptions:
Risk free interest rate	2.26%	4.51%
Expected life	5.00	5.00
Expected volatility	62.98%	64.85%
Expected dividend yield	0.88%	0.67%

The Company’s computation of expected volatility for the three months ended March 31, 2008 and 2007 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	129,605	$14.55
Granted	—	—
Exercised	1,775	13.06
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at March 31, 2008	127,830	$14.58	4.24	$1,523

Options Exercisable at March, 31, 2008	127,230	$14.57	4.23	$1,517

No options were granted during the three months ended March 31, 2008 and 2007. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.04 million and $1.15 million, respectively. The aggregate fair value of shares vested during the three months ended March 31, 2008 and 2007 was $0.01 million and $0.16 million, respectively.

14.	PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $1.4 million and $0.83 million for the three months ended March 31, 2008 and 2007, respectively.

The amounts accrued for unutilized earned leave are $9.5 million and $6.8 million as of March 31, 2008 and December 31, 2007, respectively, and are included within `Accrued payroll and related costs’.

15.	RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Knowledge Process Outsourcing (“KPO”) (*Formerly reported as Business Process Outsourcing or BPO) business segments. Net revenues in the three months ended March 31, 2008 increased to $98.5 million from $75.4 million in the three months ended March 31, 2007, representing a 30.6% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing, Center of Excellence have contributed to the growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount as of March 31, 2008 increased by 33.9% to 7,911 employees as compared to 5,910 employees as of March 31, 2007. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of March 31, 2008, the Company had approximately 79.6% of its billable workforce in India as compared to 75.3% as of March 31, 2007. The Company’s top five customers accounted for 56.2% of the total revenues in the three months ended March 31, 2008, up from 52.6% of its total revenues in the three months ended March 31, 2007. Moreover, the Company’s top 10 customers accounted for 72.5% of the total revenues in the three months ended March 31, 2008 as compared to 71.5% in the three months ended March 31, 2007.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $66.0 million for the three months ended March 31, 2008 or 67.0% of total revenues, from $52.7 million, or 69.9% of total revenues for the three months ended March 31, 2007. The $13.3 million increase was attributable primarily to revenues from new engagements contributing $40.0 million, largely offset by $26.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing costs of revenues increased to 66.2% of total Applications Outsourcing revenues for the three months ended March 31, 2008, from 63.7% for the three months ended March 31, 2007. The 2.5 percentage point increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2008 was attributable primarily to onsite wage increases effective January 2008, increase in cost due to increased offshore headcount, increase in travel, visa, investments in new areas and other expenses.

e-Business Revenues. e-Business revenues increased to $10.1 million for the three months ended March 31, 2008, or 10.3% of total revenues, from $9.6 million, or 12.8% of total revenues for the three months ended March 31, 2007. The $0.5 million increase was attributable primarily to revenues from new engagements contributing $4.7 million, largely offset by $4.2 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 55.5% of total e-Business revenues for the three months ended March 31, 2008, from 62.7% for the three months ended March 31, 2007. The 7.2 percentage point decrease in cost of revenues as a percent of e-Business revenues for the three months ended March 31, 2008 is principally attributable to better utilization of resources during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, partially offset by onsite wage increases effective January 2008.

TeamSourcing Revenues. TeamSourcing revenues decreased to $2.4 million for the three months ended March 31, 2008, or 2.4% of total revenues, from $4.0 million, or 5.3% of total revenues for the three months ended March 31, 2007. The $1.6 million decrease was attributable primarily to $3.5 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements and net reduction in revenues from existing projects, partially offset by revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $1.9 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 71.5% of TeamSourcing revenues for the three months ended March 31, 2008, from 58.5% for the three months ended March 31, 2007. The 13.0% increase in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to onsite wage increases effective January 2008 and decrease in revenue.

KPO Revenues. Revenues from this segment were $20.0 million or 20.3% of total revenues for the three months ended March 31, 2008 as against $9.1 million or 12.0% of total revenues for the three months ended March 31, 2007. The $10.9 million increase was attributable primarily to revenues from new engagements and a net increase in revenues from existing projects by $11.5 million, partially offset by $0.6 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended March 31, 2008 decreased to 39.0% of KPO revenues from 43.3% for the three months ended March 31, 2007. The 4.3% decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to better utilization of resources, lower travel & other costs and revenue increases, partially offset by an increase in headcount and other employee benefits.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative costs for the three months ended March 31, 2008 were $20.5 million or 20.8% of total revenues, compared to $12.9 million or 17.2% of total revenues for the three months ended March 31, 2007.

The 3.6 percentage point increase is primarily due to increases in compensation, benefits, office expenses and certain other costs in the three months ended March 31, 2008 as against the three months ended March 31, 2007, partially offset by an increase in revenue that has resulted in an approximately 6.4 percentage point decrease. Selling, general and administrative costs for the three months ended March 31, 2008 include foreign exchange gain of $0.4 million and billable pass through expenses of $0.5 million, reflecting a 0.1 percentage point increase in selling, general, and administrative expenses as a percentage of revenue. Cost increases include compensation of $1.8 million inclusive of provision for bonus of $0.3 million and other benefits of $0.3 million, depreciation of $1.6 million, rent of $1.2 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.4 million, office expenses of $1.6 million, bad debts provision of $0.2 million and professional expenses of $0.2 million, which has resulted in an approximately 9.9 percentage point increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended March 31, 2008 was $1.0 million or 1.0% of total revenues, compared to $1.2 million or 1.6% of total revenues for the three months ended March 31, 2007. The decrease in other income of $0.2 million was primarily due to loss on forward contract of $0.6 million, partially offset by increase in gain on sale of mutual fund and interest income of $0.4 million.

Income Taxes

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and may also be revised based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.

During the three months ended March 31, 2008 and 2007, the effective income tax rates were (1.3%) and 13.8%, respectively. The tax rate for the three months ended March 31, 2008 is impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased from $46.9 million at March 31, 2007 to $41.1 million at March 31, 2008 primarily due to decreased collections and purchases of short term investments during the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $3.6 million for the three months ended March 31, 2008. This includes a reduction of $10.1 million related to an increase in outstanding accounts receivable. The net cash used by operating activities was $7.4 million for the three months ended March 31, 2007. The number of days sales outstanding in net accounts receivable was approximately 66 days and 63 days as of March 31, 2008 and 2007, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.

Net cash used by investing activities was $21.6 million for the three months ended March 31, 2008, consisting principally of (i) $8.0 million of capital expenditures primarily for construction / acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and also capital advance for guest house at Mumbai and (ii) the purchase of short term investments of $39.5 million, partially offset by $26.0 million for the sale of short term investments. Net cash used in investing activities was $9.0 million for the three months ended March 31, 2007, consisting principally of $31.9 million for the purchase of short term investments and $10.7 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities, partially offset by the sale of short term investments of $33.6 million.

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2008, consisting principally of $2.5 million in dividends paid out, partially offset by proceeds from the issuance of shares under the Company’s employee stock option plan & employee stock purchase plan and tax benefit on stock options exercised during the three months. Net cash used in financing activities was $1.8 million for the three months ended March 31, 2007, consisting principally of $2.5 million in dividends paid out, partially offset by $0.5 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.1 million of tax benefit on stock options exercised during the three months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2008. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at March 31, 2008 or December 31, 2007.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2008 and 2007, revenues from time and material contracts constituted 61% and 59% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2008 and 2007, revenues from fixed price application management and support engagements constituted 30% and 27% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2008 and 2007, revenues from fixed price development contracts constituted 9% and 14% of total revenues, respectively.

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

Income Taxes–Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however during December 2007, the FASB issued proposed FASB staff position “FSP” FAS 157-b which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 2008, the Company has adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 does not presently have any impact on the Company’s financial position, results of operations and liquidity and its related disclosures, since the Company has not opted to elect the fair value option for any of its financial instruments or any other eligible item.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective January 2008, the Company has adopted SFAS No. 159. The adoption of SFAS 159 does not presently have any impact on the Company’s financial position, results of operations and liquidity and its related disclosures, since the Company has not opted to elect the fair value option for any of its financial instruments or any other eligible item.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

ASSETS	March 31, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$41,075	$61,555
Short term investments	67,793	54,643

Total	$108,868	$116,198

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

During the three months ended March 31, 2008, the Indian rupee has depreciated against the U.S. dollar by 0.5% as compared to the three months ended December 31, 2007. This rupee depreciation positively impacted the Company’s gross margin by 14 basis points, operating income by 21 basis points and net income by 21 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 48% and 66% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations the Company entered into foreign exchange forward contracts where the counter party is a bank during the three month period ended March 31, 2008, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $68.4 million as of March 31, 2008. The outstanding foreign exchange forward contracts as of March 31, 2008 mature between one to seven months. Net Gains/(losses) on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the statement of income amounted to $(0.6) million for the three months ended March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2008 as well as mirror certifications from senior management, the Company’s Chairman & Chief Executive Officer and its Chief Financial Officer & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Among other matters, we sought in our evaluation to determine whether there were any ‘significant deficiencies’ or ‘material weaknesses’ in the Company’s Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally, and because the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and our independent auditors. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of March 31, 2008 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

SYNTEL, INC.

Date : May 05, 2008	/s/ Bharat Desai
Bharat Desai,
Chairman & Chief Executive Officer

Date : May 05, 2008	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.