Form 10-Q
period 2008-06-30
SYNTEL INC
filed 2008-08-11
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, no par value: 41,474,564 shares issued and outstanding as of July 31, 2008.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net revenues	$103,418	$80,357	$201,932	$155,787
Cost of revenues	60,900	49,697	119,728	95,599

Gross profit	42,518	30,660	82,204	60,188

Selling, general and administrative expenses	19,703	16,159	40,231	29,098

Income from operations	22,815	14,501	41,973	31,090

Other income (expense), net	(920)	1,426	89	2,669

Income before provision for income taxes	21,895	15,927	42,062	33,759

Income tax expense	4,479	2,664	4,212	5,120

Net income	$17,416	$13,263	$37,850	$28,639

Dividend per share	$0.06	$0.06	$0.12	$0.12

EARNINGS PER SHARE:
Basic	$0.42	$0.32	$0.92	$0.70
Diluted	$0.42	$0.32	$0.92	$0.69

Weighted average common shares outstanding:
Basic	41,173	41,043	41,154	41,005
Diluted	41,332	41,185	41,308	41,252

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$60,477	$61,555
Short term investments	55,520	54,643
Accounts receivable, net of allowances for doubtful accounts of $658 and $499 at June 30, 2008 and December 31, 2007, respectively	57,352	51,783
Revenue earned in excess of billings	15,363	7,340
Deferred income taxes and other current assets	26,151	23,761

Total current assets	214,863	199,082
Property and equipment	123,149	110,186
Less accumulated depreciation and amortization	48,079	44,602

Property and equipment, net	75,070	65,584
Goodwill	906	906
Deferred income taxes and other non current assets	6,309	6,032

TOTAL ASSETS	$297,148	$271,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$10,374	$7,434
Accrued payroll and related costs	25,367	27,242
Income taxes payable	10,376	10,580
Accrued liabilities	16,701	12,236
Deferred revenue	3,929	3,691
Dividends payable	2,687	2,671

Total current liabilities	69,434	63,854

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	227,714	207,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$297,148	$271,604

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Unrealized Investment Gain	Unamortised actuarial gain	Foreign Currency Translation Adjustment
Balance, January 1, 2008	41,140	$1	297	$5,113	$64,712	$124,049	$275	$42	$13,558	$207,750
Net income	—	—	—	—	—	37,850	—	—	—	37,850
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	191	—	(14,506)	(14,315)
ESPP & stock options activity	72	—	—	—	263	—	—	—	—	263
Restricted stock activity	—	—	(32)	1,108	—	—	—	—	—	1,108
Dividends	—	—	—	—	—	(4,942)	—	—	—	(4,942)

Balance, June 30, 2008	41,212	$1	265	$6,221	$64,975	$156,957	$466	$42	$(948)	$227,714

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,850	$28,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,662	4,531
Bad debt provisions	249	—
Realized gains on sales of short term investments	(652)	(265)
Deferred income taxes	(2,548)	808
Compensation expense related to restricted stock	1,135	715
Share based compensation expense	17	126
Changes in operating assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(20,197)	(5,779)
Other assets	(1,330)	(4,293)
Accrued payroll and other liabilities	8,763	2,280
Deferred revenue	230	616

Net cash provided by operating activities	30,179	27,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(21,938)	(14,897)
Purchase of mutual funds	(64,344)	(31,581)
Purchase of term deposits with banks	(9,806)	(11,205)
Proceeds from sales of mutual funds	56,710	57,529
Maturities of term deposits with banks	12,250	12,093

Net cash (used in) provided by investing activities	(27,128)	11,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	194	566
Tax benefit on stock options exercised	51	204
Dividends paid	(4,947)	(4,949)

Net cash used in financing activities	(4,702)	(4,179)

Effect of foreign currency exchange rate changes on cash	573	(6,573)

Change in cash and cash equivalents	(1,078)	28,565
Cash and cash equivalents, beginning of period	$61,555	$51,555

Cash and cash equivalents, end of period	$60,477	$80,120

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,687	$2,485
Cash paid for income taxes	5,613	3,503

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2008, the results of their operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The year-end condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel (Singapore) PTE. Limited. (“Syntel Singapore”), a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel Europe”), an United Kingdom limited liability company;

•	Syntel Canada Inc. (“Syntel Canada”), an Ontario limited liability company;

•	Syntel Deutschland GmbH (“Syntel Germany”), a German limited liability company;

•	Syntel Hong Kong Limited (“Syntel Hong Kong”), a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company; and

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company. and

•	Syntel (Australia) Pty. Ltd. (“Syntel Australia”), an Australian limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

•	State Street Syntel Services (Mauritius) Limited. (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited. (“SSSSPL”), an Indian limited liability company. Formerly known as Syntel Sourcing Private Limited. (“Syntel Sourcing”)

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited. (“Syntel International”), an Indian limited liability company; and

•	Syntel Global Private Limited. (“Syntel Global”), an Indian limited liability company.

The wholly owned subsidiary of SSBML is:

•	Syntel Sterling BestShores Solutions Private Limited” (“SSBSPL”), an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

3.	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method and potential tax liabilities. Actual results could differ from those estimates and assumptions, used in the preparation of the accompanying financial statements.

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

Reimbursements of out-of-pocket expenses by clients are included in revenue in accordance with Emerging Issues Task Force Consensus (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred”.

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

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company enters into foreign exchange forward contracts where the counter party is a bank. The Company purchases foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates on cash flows denominated in certain foreign currencies. These contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Accordingly these contracts are carried at fair value with resulting gains or losses included in the consolidated statements of income in other income (expense).

During the quarter ended June 30, 2008, the Company entered into foreign exchange forward contracts with a notional amount of $17.0 million and with maturity dates of five months. During the quarter ended June 30, 2008, contracts amounting to $36.4 million expired resulting in a loss of $3.6 million. At June 30, 2008, foreign exchange forward contracts amounting to $49.0 million were outstanding. The fair value of the foreign exchange forward contracts of $3.1 million is reflected in other current liabilities in the balance sheet of the Company as at June 30, 2008. During the three months ended June 30, 2008 forward contract loss of $2.5 million pertaining to direct client related contracts is recorded as other expense and forward loss of $1.1 million pertaining to inter company related contracts is recorded as other comprehensive loss.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2008 and December 31, 2007, approximately $10.2 million and $12.6 million, respectively, were in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds, treasury notes and other securities. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$17,416	$13,263	$37,850	$28,639
Other comprehensive income:
- Unrealized investment gain	84	956	191	1,489
- Foreign currency translation adjustments	(13,724)	4,913	(14,506)	5,534

Total comprehensive income	$3,776	$19,132	$23,535	$35,662

9.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2008		2007
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,173	$0.42	41,043	$0.32
Potential dilutive effect of stock options outstanding	159	(0.00)	142	(0.00)

Diluted earnings per share	41,332	$0.42	41,185	$0.32

	Six Months Ended June 30,
	2008		2007
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(In thousands, except per share earnings)
Basic earnings per share	41,154	$0.92	41,005	$0.70
Potential dilutive effect of stock options outstanding	154	(0.00)	247	(0.01)

Diluted earnings per share	41,308	$0.92	41,252	$0.69

10.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing;

•	e-Business;

•	TeamSourcing; and

•	Knowledge Process Outsourcing (“KPO”) (*Formerly reported as Business Process Outsourcing or BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$66,469	$55,018	$132,491	$107,721
e-Business	13,032	10,403	23,162	20,045
TeamSourcing	2,709	3,694	5,094	7,704
KPO	21,208	11,242	41,185	20,317

	103,418	80,357	201,932	155,787

Gross Profit:
Applications Outsourcing	22,615	19,845	44,933	38,969
e-Business	7,028	4,684	11,539	8,280
TeamSourcing	988	1,214	1,668	2,880
KPO	11,887	4,917	24,064	10,059

	42,518	30,660	82,204	60,188

Selling, general and administrative expenses	19,703	16,159	40,231	29,098

Income from operations	$22,815	$14,501	$41,973	$31,090

During the three and six months ended June 30, 2008, State Street Bank and American Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenue from State Street Bank and American Express Corp. was $20.7 million and $19.9 million, respectively, during the three months ended June 30, 2008, contributing approximately 20.1% and 19.2%, respectively, of total consolidated revenues. The corresponding revenues for the three months ended June 30, 2007 from State Street Bank and American Express Corp. was $12.0 million and $14.9 million, respectively, contributing approximately 15.0% and 18.5%, respectively, of total consolidated revenues. During the six months ended June 30, 2008, revenue from State Street Bank and American Express Corp. was $40.3 million and $37.3 million, respectively, contributing approximately 20.0% and 18.5%, respectively, of total consolidated revenues. The corresponding revenues for the six months ended June 30, 2007 from State Street Bank and American Express Corp. was $22.5 million and $29.3 million respectively, contributing approximately 14.9% and 18.5%, respectively, of total consolidated revenues. At June 30, 2008 and December 31, 2007, accounts receivable from State Street Bank were $13.6 million and $12.1 million, respectively. Accounts receivable from American Express Corp. were $2.8 million and $2.2 million as at June 30, 2008 and December 31, 2007, respectively.

11.	GEOGRAPHIC INFORMATION

The Company’s clients are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location, based on the countries in which the respective Syntel entities are incorporated, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Revenues:
North America, primarily United States	$84,136	$76,987	$163,810	$151,793
India	48,632	38,621	95,448	74,071
UK	2,205	3,655	4,957	6,395
Far East, primarily Singapore	122	48	122	116
Germany	1,212	364	2,187	805
Mauritius	9,633	3,482	18,055	5,700
Australia	94	—	94	—

Inter-company revenue elimination (primarily India)	(42,616)	(42,800)	(82,741)	(83,093)

Total revenue	$103,418	$80,357	$201,932	$155,787

Net Income/(Loss):
North America, primarily United States	$8,646	$4,253	$16,491	$9,223
India	6,637	8,492	16,821	18,504
UK	213	654	326	897
Far East, primarily Singapore	3	(52)	(38)	(113)
Germany	434	(2)	774	166
Mauritius	1,432	(82)	3,425	(38)
Australia	51	—	51	—

Total net income	$17,416	$13,263	$37,850	$28,639

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7%	1.0%	0.7%	0.8%
Tax-free investment income	—	(0.1)%	—	(0.0)%
Foreign effective tax rates different from US statutory rate	(15.2)%	(15.9)%	(17.7)%	(18.7)%
Tax Reserve	—	0.5%	(7.1)%	0.4%
Others, net	—	(3.8)%	(0.9)%	(2.3)%

Effective Income Tax Rate	20.5%	16.7%	10.0%	15.2%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 and initially recognized a FIN 48 liability in the financial statements by debiting retained earnings, when it is more likely than not, based on the technical merits, that a tax position will be sustained upon examination.

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

As a result of the adoption of FIN 48, the Company recognized $7.99 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The aforesaid amount is comprised of $7.36 million and $0.63 million towards tax and interest liability, respectively.

During the quarter ended March 31, 2008, the Company received favorable orders from the Income Tax Appellate Authorities of one jurisdiction, resulting in meeting the more-likely-than-not threshold for a particular tax position. The Company reviewed its FIN 48 liability and reversed an earlier provision amounting to $2.99 million, which comprised of $2.21 million and $0.78 million towards tax and interest income, respectively. The Company is also entitled for interest on the tax paid. The tax authorities filed further appeals before The Bombay High Court. Due to the uncertain nature of the outcome of the ultimate settlement of the above tax position, the Company has not recorded such interest income as of June 30, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended June 30, 2008, the Company recognized tax charge of approximately $0.02 million and approximately

$0.01 million as interest. During the six months ended June 30, 2008, the Company recognized tax charge of approximately $0.04 million and approximately $0.02 million as interest.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During December 2007, the IRS had proposed certain adjustments to the Company’s transfer pricing tax positions. Management had evaluated those proposed adjustments and had responded to IRS accordingly. In July 2008, the IRS has sent a formal notice about those proposed adjustments and the Company is in the process of sending formal response to IRS about its position on these proposed adjustments. The Company does not anticipate the adjustments to result in any material change to its financial position.

During the three months ended June 30, 2008 and 2007, the effective income tax rates were 20.5% and 16.7%, respectively. During the six months ended June 30, 2008 and 2007, the effective income tax rates were 10.0% and 15.2%, respectively. The tax rate for the six months ended June 30, 2008 is impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon, enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2010 (substituted for “2009” by Finance Act, 2008-‘the sunset date’), whichever is earlier. Finance Act 2008 has extended the sunset date to March 31, 2010. The extension of the sunset date will have a positive impact on the effective tax rate for the year 2009, the same shall have a marginal adverse impact on the effective tax rate for the year 2008. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of criteria laid down.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.51 million as of June 30, 2008 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1998-99 and received a favorable decision. However, the Income tax department filed a further appeal with the Income Tax Appellate Tribunal (“ITAT”) against this favorable decision. In May 2006, the ITAT dismissed the appeal filed by the Income tax department. During the quarter ended March 31, 2008, the Income tax department has filed further appeal before The Bombay High Court.

A similar appeal filed by Syntel India with the CIT(A) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India received a favorable order from the ITAT on this appeal. During the quarter ended March 31, 2008, the Income tax department filed further appeal before The Bombay High Court. Syntel India has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96. The contention of Syntel India was partially upheld for the other years. Syntel India filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the year 1996-97, 1997-98 and 2000-01 with the ITAT. During the quarter ended March 31, 2008, the Company has received a favorable order from the ITAT. During the quarter ended June 30, 2008, the Income tax department has filed further appeals before The Bombay High Court.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $8.36 million as of June 30, 2008 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel India has filed the appeals with the CIT(A). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income tax department has also filed further appeal against the relief granted to Syntel India by CIT(A).

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

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.17 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.64 million as of June 30, 2008 in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. During the quarter ended March 31, 2008, the Income Tax department filed further appeal before The Bombay High Court. For the financial years 1995-96 to 1997-98 and 2000-01, the appeals were heard by the ITAT on October 10, 2007. During the quarter ended March 31, 2008, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income tax department filed a further appeal before The Bombay High Court. For the financial years 2001-02 and 2002-03, the CIT(A) has held against Syntel India and Syntel India has filed further appeal with the ITAT. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax department has filed further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax department has decided against Syntel India and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Fringe Benefit Tax on Stock Based Compensation

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge of $0.23 million and $0.30 million for the three and six months ended June 30, 2008, respectively, on Employee Stock Options/Restricted Stock Grants.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required and accordingly BPT provision amounting to $0.30 million has not been recorded in the books for the quarter ended June 30, 2008. Further reconciliations carried out during the quarter at the time of preparation of the Annual Return for Year 2007 has resulted in a write back of the BPT amounting to $0.43 million for the period up to December 31, 2007. The accumulated deferred tax liability of $1.73 million up to December 31, 2007 will continue to be carried forward.

Further, the above reconciliations have also resulted in a write back of $0.24 million towards the US Tax liability for Syntel India for Year 2007 and $0.12 million for the quarter ended March 31, 2008.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $81.0 million as of June 30, 2008.

13.	STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006 the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

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

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $0.45 million and $0.43 million, respectively, including a charge for restricted stock. For the six months ended June 30, 2008 and 2007, the share-based compensation expense recognized under SFAS 123(R) was $1.15 million and $0.84 million, respectively.

Restricted Stock:

On different dates during the quarter ended June 30, 2004, the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30%, and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively. The restriction on all stocks described in this paragraph lapsed during the three months ended June 30, 2008.

On different dates during the six month ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005, the Company issued 8,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006 the Company issued another 33,000, 66,000 and 57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the three months ended June 30, 2008 and 2007, the Company expensed $0.44 million and $0.37 million, respectively, as compensation on account of the above stock grants. During the six months ended June 30, 2008 and 2007, the Company expensed $1.11 million and $0.69 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended June 30, 2008 and 2007, the Company recorded $0.01 million and $0.01 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock and recorded $0.03 million and $0.02 million, respectively, for the six months ended June 30, 2008 and 2007.

For the restricted stock issued during the years ended December 31, 2007, 2006 and 2005 and six months ended June 30, 2008, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of revenues	$99	$190	$355	$369
Selling, general and administrative expenses	354	236	797	472

	$453	$426	$1,152	$841

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2008 and 2007, was $0.17 million and $0.10 million, respectively and for the six months ended June 30, 2008 and 2007, was $0.19 million and $0.60 million, respectively. New shares were issued for all options exercised during the three months ended June 30, 2008.

As of June 30, 2008, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.02 million to be vested mainly over the next two years.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2008	2007
Assumptions:
Risk free interest rate	3.27%	4.85%
Expected life	5.00	5.00
Expected volatility	62.70%	64.17%
Expected dividend yield	0.73%	0.69%

The Company’s computation of expected volatility for the six months ended June 30, 2008 and 2007 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	137,605	$14.05
Granted	—	—
Exercised	9,375	20.78
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at June 30, 2008	128,230	$13.56	3.80	$2,719

Options Exercisable at June 30, 2008	127,630	$13.54	3.78	$2,708

No options were granted during the three and six months ended June 30, 2008 and 2007. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.13 million and $1.24 million, respectively. The aggregate fair value of shares vested during the six months ended June 30, 2008 and 2007 was $0.10 million and $0.20 million, respectively.

14.	PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $1.37 million and $1.18 million for the three months ended June 30, 2008 and 2007, respectively, and $2.8 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively.

The amounts accrued for unutilized earned leave are $10.1 million and $7.9 million as of June 30, 2008 and December 31, 2007, respectively, and are included within ‘Accrued payroll and related costs’.

15.	RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Knowledge Process Outsourcing (“KPO”) (*Formerly reported as Business Process Outsourcing or BPO) business segments. Net revenues in the three months ended June 30, 2008 increased to $103.4 million from $80.4 million in the three months ended June 30, 2007, representing a 28.7% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing, Center of Excellence have contributed to the growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount as of June 30, 2008 increased by 23.7% to 8,134 employees as compared to 6,576 employees as of June 30, 2007. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because, though a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource, the revenue for the three and six months ended June 30, 2008 was partially impacted positively by better pricing. As of June 30, 2008, the Company had approximately 80.3% of its billable workforce in India as compared to 76.9% as of June 30, 2007. The Company’s top five clients accounted for 58.0% of the total revenues in the three months ended June 30, 2008, up from 53.1% of its total revenues in the three months ended June 30, 2007. Moreover, the Company’s top 10 clients accounted for 70.1% of the total revenues in the three months ended June 30, 2008 as compared to 72.0% in the three months ended June 30, 2007.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $66.5 million for the three months ended June 30, 2008 or 64.3% of total revenues, from $55.0 million, or 68.5% of total revenues for the three months ended June 30, 2007. The $11.5 million increase was attributable primarily to revenues from new engagements contributing $45.5 million, largely offset by $34.0 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2008 increased to $132.5 million, or 65.6% of total revenues, from $107.7 million or 69.1% of total revenues for the six months ended June 30, 2007. The $24.8 million increase for the six months ended June 30, 2008 was attributable primarily to revenues from new engagements of $83.0 million, largely offset by $58.2 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Application Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 66.0% of total Applications Outsourcing revenues for the three months ended June 30, 2008, from 63.9% for the three months ended June 30, 2007. The 2.1 percentage point increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2008 was attributable primarily to offshore wage increases effective April 2008, increase in travel, visa, investments in new areas and other expenses, partly offset by rupee depreciation. Cost of revenues for the six months ended June 30, 2008 increased to 66.1% of total Applications Outsourcing revenues, from 63.9% for the six months ended June 30, 2007. The 2.2 percentage point increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2007 was attributable primarily to offshore wage increases effective April 2008 and increase in other expenses, partly offset by rupee depreciation impact.

e-Business Revenues. e-Business revenues increased to $13.0 million for the three months ended June 30, 2008, or 12.6% of total revenues, from $10.4 million, or 12.9% of total revenues for the three months ended June 30, 2007. The $2.6 million increase was attributable primarily to revenues from new engagements contributing $7.5 million, largely offset by $4.9 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2008 increased to $23.2 million, or

11.5% of total revenues, from $20.0 million or 12.9% of total revenues for the six months ended June 30, 2007. The $3.2 million increase for the six months ended June 30, 2008 was attributable principally to revenues from new engagements contributing $11.5 million, largely offset by $8.3 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 46.1% of total e-Business revenues for the three months ended June 30, 2008, from 55.0% for the three months ended June 30, 2007. The 8.9 percentage point decrease in cost of revenues as a percent of e-Business revenues for the three months ended June 30, 2008 is principally attributable to better pricing, utilization of resources and rupee depreciation impact during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, partially offset by offshore wage increases effective April 2008. Cost of revenues for the six months ended June 30, 2008 decreased to 50.2% of total e-business revenues, from 58.7% for the six months ended June 30, 2007. The 8.5 percentage point decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2008 was attributable primarily to better pricing & utilization of resources, decrease visa filing expenses and rupee depreciation for the six months ended June 30, 2008, partly offset by offshore wage increases effective April 2008.

TeamSourcing Revenues. TeamSourcing revenues decreased to $2.7 million for the three months ended June 30, 2008, or 2.6% of total revenues, from $3.7 million, or 4.6% of total revenues for the three months ended June 30, 2007. The $1.0 million decrease was attributable primarily to $3.2 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements and net reduction in revenues from existing projects, partially offset by revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $2.2 million. The revenues for the six months ended June 30, 2008 decreased to $5.1 million, or 2.5% of total revenues, from $7.7 million or 4.9% of total revenues for the six months ended June 30, 2007. The $2.6 million decrease for the six months ended June 30, 2008 was attributable principally to $6.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements and revenue from the SkillBay web portal contributing $4.1 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 63.5% of TeamSourcing revenues for the three months ended June 30, 2008, from 67.1% for the three months ended June 30, 2007. The 3.6 percentage point decrease in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily due to better utilization of resources. Cost of revenues for the six months ended June 30, 2008 increased to 67.3% of total TeamSourcing revenues, from 62.6% for the six months ended June 30, 2007. This increase in cost of revenues, as a percent of total TeamSourcing revenues was attributable primarily to onsite wage increase effective January 2008.

KPO Revenues. Revenues from this segment were $21.2 million or 20.5% of total revenues for the three months ended June 30, 2008 as against $11.2 million or 14.0% of total revenues for the three months ended June 30, 2007. The $10.0 million increase was attributable primarily to revenues from new engagements and a net increase in revenues from existing projects by $10.3 million, partially offset by $0.3 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2008 increased to $41.2 million, or 20.4% of the total revenues, from $20.3 million, or 13.0% of the total revenues for the six months ended June 30, 2007. The $20.9 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $21.8 million, partially offset by $0.9 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2008 decreased to 44.0% of KPO revenues from 56.3% for the three months ended June 30, 2007. Cost of revenues for the six months ended June 30, 2008 decreased to 41.6% of KPO revenues, from 50.5% for the six months ended June 30, 2007. Both 12.3 and 8.9 percentage point decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to better utilization of resources, lower travel & other costs and revenue increases and rupee depreciation, partially offset by an increase in headcount and other employee benefits.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended June 30, 2008 were $19.7 million or 19.1% of total revenues, compared to $16.2 million or 20.1% of total revenues for the three months ended June 30, 2007.

The 1.0 percentage point decrease is primarily due to increase in revenue that has resulted in an approximately 5.4 percentage point decrease for the three months ended June 30, 2008 as against the three months ended June 30, 2007, partially offset by increase in compensation, depreciation & amortization, office rent and other expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 include foreign exchange gain of $2.0 million reflecting a 2.0 percentage point decrease in selling, general, and administrative expenses as a percentage of revenue. Cost increases include compensation of $2.0 million inclusive of provision for bonus & increments, depreciation of $0.9 million including one time software amortization of $0.3 million, rent of $0.8 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.2 million, office expenses of $0.9 million towards increase in facility related costs, bad debts provision of $0.3 million, marketing fees of $0.3 million, professional expenses of $0.9 million and other expenses $0.3 million, which has resulted in an approximately 6.4 percentage point increase.

Selling, general, and administrative expenses for the six months ended June 30, 2008 were $40.2 million or 19.9% of total revenues, compared to $29.1 million or 18.7% of total revenues for the six months ended June 30, 2007.

In addition to the above-described items, the 1.2 percentage point increase is primarily due to increases in certain costs in the six months ended June 30, 2008 as against the six months ended June 30, 2007 partially offset by an increase in revenue that has resulted in an approximately 5.9 percentage point decrease. Selling, general and administrative expenses for the six months ended June 30, 2008 include foreign exchange gain of $2.4 million, impacting 1.2 percentage point decrease in selling, general, and administrative expenses as a percentage of revenue. Cost increases include increase in compensation cost of $3.8 million, depreciation of $2.5 million, rent of $1.9 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.6 million, office expenses of $2.4 million, marketing expenses of $0.5 million and professional expenses of $1.5 million which has resulted in an approximately 8.3 percentage point increase.

Other Income (Expense). Other income (expense) includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended June 30, 2008 was negative $0.9 million or negative 0.9% of total revenues, compared to $1.4 million or 1.8% of total revenues for the three months ended June 30, 2007. The decrease in other income of $2.3 million was primarily due to loss on forward contract of $2.5 million, decrease in gain on sale of mutual fund of $0.1 million, partially offset by increase in interest income of $0.3 million.

Other income for the six months ended June 30, 2008 was $0.1 million or 0.0% of total revenues, compared to $2.7 million or 1.7% of total revenues for the six months ended June 30, 2007. The decrease in other income of $2.6 million was primarily due to loss on forward contract of $3.1 million, partially offset by increase in gain on sale of mutual fund of $0.4 million and interest income of $0.1 million.

Income Taxes

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company has provided for tax contingencies based on FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and may also be revised based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses.

During the three months ended June 30, 2008 and 2007, the effective income tax rates were 20.5% and 16.7%, respectively. During the six months ended June 30, 2008 and 2007, the effective income tax rates were 10.0% and 15.2%, respectively The tax rate for the six months ended June 30, 2008 is impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased from $80.1 million at June 30, 2007 to $60.5 million at June 30, 2008 primarily due to increased revenue and outstanding receivables, purchases of short term investments and capital expenditures during the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks.

Net cash generated by operating activities was $30.2 million for the six months ended June 30, 2008. This includes a reduction of $20.2 million related to an increase in outstanding accounts receivable and revenue earned in excess of billings. The net cash generated by operating activities was $27.4 million for the six months ended June 30, 2007. The number of days sales outstanding in net accounts receivable was approximately 63 days and 62 days as of June 30, 2008 and 2007, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.

Net cash used by investing activities was $27.1 million for the six months ended June 30, 2008, consisting principally of (i) $21.9 million of capital expenditures primarily for construction / acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and also capital advance for guest house at Mumbai and (ii) the purchase of short term investments of $74.2 million, partially offset by $69.0 million from the sale of short term investments. Net cash provided by investing activities was $11.9 million for the six months ended June 30, 2007, consisting principally of sale of short term investments of $69.6 million, partially offset by $42.8 million for the purchase of short term investments and $14.9 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities.

Net cash used in financing activities was $4.7 million for the six months ended June 30, 2008, consisting principally of $4.9 million in dividends paid out, partially offset by proceeds from the issuance of shares under the Company’s employee stock option plan & employee stock purchase plan and tax benefit on stock options exercised during the six months. Net cash used in financing activities was $4.2 million for the six months ended June 30, 2007, consisting principally of $4.9 million in dividends paid out, partially offset by $0.5 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.2 million of tax benefit on stock options exercised during the six months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2008. The line of credit has a sub-limit of $5.0 million for letters of credit, which bear a fee of 1% per annum of the face value of each standby letter of credit issued. Borrowings under the line of credit bear interest at (i) a formula approximating the Eurodollar rate plus the applicable margin of 1.25%, (ii) the bank’s prime rate minus 1.0% or (iii) negotiated rate plus 1.25%. There were no outstanding borrowings at June 30, 2008 or December 31, 2007.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2008 and 2007, revenues from time and material contracts constituted 62% and 61% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2008 and 2007, revenues from fixed price application management and support engagements constituted 29% and 26% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2008 and 2007, revenues from fixed price development contracts constituted 9% and 13% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

FORWARD LOOKING STATEMENTS / RISK FACTORS

Certain information and statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward looking statements include the following, which factors are more fully discussed in the Company’s most recently filed Annual Report on Form 10-K and other SEC filings, in each case under the section entitled “Risk Factors”:

•	Recruitment and Retention of IT Professionals

•	Government Regulation of Immigration

•	Client Concentration; Risk of Termination

•	Exposure to Political and Regulatory Conditions in India

•	Wage Pressures in India

•	Ability to Repatriate Earnings

•	Intense Competition

•	Ability to Manage Growth

•	Lack of Attention from Management and Failure to Increase Sales & Marketing for Some Services

•	Fixed-Price Engagements

•	Potential Liability to Clients

•	Dependence on Key Personnel

•	Limited Intellectual Property Protection

•	Potential Anti-Outsourcing Legislation

•	Adverse Economic Conditions

•	Failure to Successfully Develop and Market New Services

•	Failure to Anticipate and Respond to Technology Advances

•	Benchmarking Provisions

•	Corporate Governance Issues

•	Loss in Investor Confidence Due to Adverse Assessment of Internal Controls Over Financial Reporting

•	Telecom/Infrastructure Issues

•	New Facilities

•	Stock Option Accounting

•	Terrorist Activity, War or Natural Disasters

•	Instability and Currency Fluctuations

•	Risks Related to Possible Acquisitions

•	Variability of Quarterly Operating Results

The Company does not intend to update the forward looking statements or risk factors to reflect future events or circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however during December 2007, the FASB issued proposed FASB staff position “FSP” FAS 157-b which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 2008, the Company has adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2 issued by FASB in February 2008. The partial adoption of SFAS 157 does not presently have any impact on the Company’s financial position, results of operations and liquidity and its related disclosures, since the Company has not opted to elect the fair value option for any of its financial instruments or any other eligible item.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$60,477	$61,555
Short term investments	55,520	54,643

Total	$115,997	$116,198

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

During the three months ended June 30, 2008, the Indian rupee has depreciated against the U.S. dollar by 5.8% as compared to the three months ended March 31, 2008. This rupee depreciation positively impacted the Company’s gross margin by 162 basis points, operating income by 237 basis points and net income by 248 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 51% and 72% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended June 30, 2008, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $49.0 million as of June 30, 2008. The outstanding foreign exchange forward contracts as of June 30, 2008 mature between one to four months. The fair value of the foreign exchange forward contracts of $3.1 million is reflected in other current liabilities in the balance sheet of the Company as at June 30, 2008. Net Gains/(losses) on foreign exchange forward and options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income and amounted to $(2.5) million for the three months ended June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2008 as well as mirror certifications from senior management, the Company’s Chairman & Chief Executive Officer and its Chief Financial Officer & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of June 30, 2008 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007, other than as set forth below:

The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of us or if there is a downturn in one of the industries the Company serves.

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 73%, 70%, and 65% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s largest client for the years ended December 31, 2007, 2006 and 2005, was American Express, which generated approximately 19%, 18% and 16% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s second largest client is State Street Bank which generated approximately 17%, 10% and 6% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement, including in connection with the acquisition of a significant client, could result in the loss of substantial anticipated revenues and could require the Company to either maintain or terminate a significant number of unassigned IT professionals. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 16% of the Company’s total revenues for the first half of 2008, and approximately 14% and 7% of the Company’s total revenues for the years ended December 31, 2007 and 2006, respectively. A wholly owned subsidiary of the joint venture employs most of the KPO professionals and owns most of the assets that are used for KPO operations for these three clients. Commencing in February 2010, the State Street Bank affiliate has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s KPO services to these three clients and transferring the related KPO professionals and assets to the State Street Bank affiliate. The loss of this KPO services arrangement and the related KPO professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in Mumbai, Pune and Chennai, India. The Company is in the process of expanding its Global Development Center in Pune and in creating a new Global Development Center in Chennai both on land located in Special Economic Zones (SEZ). With regard to the construction on land located in a SEZ, there are certain construction and other requirements that must be met in order to maximize certain tax and other benefits. If those conditions are not met, Syntel may not be able to maximize all benefits associated with the SEZ designations. The full completion of the development of these facilities is contingent on many factors including the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of these facilities or any future facilities that the Company may develop will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of these facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing these facilities in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on Thursday, June 5, 2008 (the “Meeting”). As of the record date for the Meeting, April 7, 2008, there were 41,431,318 shares of the Company’s common stock outstanding and entitled to vote. There were 37,482,392 shares of the Company’s common stock represented in person or by proxy at the Meeting. The Company’s shareholders elected the six nominees to the Board of Directors named in the Company’s proxy statement, all of whom were elected to serve a one year term until the next annual meeting of shareholders in 2009. The six directors elected at the Meeting constitute all of the members of the Company’s Board of Directors. The Company’s shareholders also ratified the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for fiscal year 2008. The vote of the shareholders follows:

Election of Directors	Number of Shares
	FOR	WITHHELD
Paritosh K. Choksi	37,445,241	37,151
Bharat Desai	37,361,719	120,673
Paul R. Donovan	37,447,257	35,135
Prashant Ranade	36,521,537	960,855
Vasant Raval	37,447,257	35,135
Neerja Sethi	37,411,948	70,444

Ratification of Appointment of Independent Auditors:

Number of Shares

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
37,445,036	36,980	376	-0-

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.	Description
10.1	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited.*

10.2	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Portions of this exhibit have been omitted pursuant to Syntel’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : August 11, 2008	/s/ Bharat Desai
Bharat Desai,
Chairman & Chief Executive Officer

Date : August 11, 2008	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer & Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited.*

10.2	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Portions of this exhibit have been omitted pursuant to Syntel’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.