Form 10-Q
period 2008-09-30
SYNTEL INC
filed 2008-11-10
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 41,497,064 shares issued and outstanding as of October 31, 2008.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Net revenues	$103,765	$87,885	$305,697	$243,672
Cost of revenues	57,814	52,887	177,542	148,486

Gross profit	45,951	34,998	128,155	95,186

Selling, general and administrative expenses	19,815	18,333	60,046	47,431

Income from operations	26,136	16,665	68,109	47,755

Other income, net	629	1,659	718	4,328

Income before provision for income taxes	26,765	18,324	68,827	52,083

Income tax expense	4,620	11	8,832	5,131

Net income	$22,145	$18,313	$59,995	$46,952

Dividend per share	$0.06	$0.06	$0.18	$0.18

EARNINGS PER SHARE:
Basic	$0.54	$0.45	$1.46	$1.14
Diluted	$0.54	$0.44	$1.45	$1.14

Weighted average common shares outstanding:
Basic	41,275	41,100	41,194	41,036
Diluted	41,347	41,256	41,321	41,253

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$69,442	$61,555
Short term investments	49,225	54,643
Accounts receivable, net of allowances for doubtful accounts of $443 and $499 at September 30, 2008 and December 31, 2007, respectively	55,319	51,783
Revenue earned in excess of billings	11,829	7,340
Deferred income taxes and other current assets	27,588	23,761

Total current assets	213,403	199,082

Property and equipment	121,321	110,186
Less accumulated depreciation and amortization	47,989	44,602

Property and equipment, net	73,332	65,584

Goodwill	906	906
Deferred income taxes and other non current assets	11,507	6,032

TOTAL ASSETS	$299,148	$271,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$8,089	$7,434
Accrued payroll and related costs	26,333	27,242
Income taxes payable	11,129	10,580
Accrued liabilities	15,837	12,236
Deferred revenue	3,709	3,691
Dividends payable	2,659	2,671

Total current liabilities	67,756	63,854

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	231,392	207,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$299,148	$271,604

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
							Unrealized Investment Gain	Unamortised actuarial gain	Foreign Currency Translation Adjustment
Balance, January 1, 2008	41,140	$1	297	$5,113	$64,712	$124,049	$275	$42	$13,558	$207,750
Net income	—	—	—	—	—	59,995	—	—	—	59,995
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	166	—	(30,904)	(30,738)
ESPP & stock options activity	124	—	—	—	294	—	—	—	—	294
Restricted stock activity	—	—	(64)	1,508	—	—	—	—	—	1,508
Dividends	—	—	—	—	—	(7,417)	—	—	—	(7,417)

Balance, September 30, 2008	41,264	$1	233	$6,621	$65,006	$176,627	$441	$42	$(17,346)	$231,392

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,995	$46,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,969	7,479
Bad debt provisions	130	—
Realized gains on sales of short term investments	(1,251)	(361)
Deferred income taxes	(2,629)	275
Compensation expense related to restricted stock	1,542	1,205
Share based compensation expense	22	157
Changes in operating assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(23,846)	(20,491)
Other assets	(4,434)	(11,310)
Accrued payroll and other liabilities	13,906	3,545
Deferred revenue	(162)	(38)

Net cash provided by operating activities	53,242	27,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(29,973)	(22,501)
Purchase of mutual funds	(102,173)	(64,682)
Purchase of term deposits with banks	(17,829)	(31,873)
Proceeds from sales of mutual funds	96,079	80,834
Maturities of term deposits with banks	13,574	20,700

Net cash used in investing activities	(40,322)	(17,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	215	689
Tax benefit on stock options exercised	62	208
Dividends paid	(7,466)	(7,460)

Net cash used in financing activities	(7,189)	(6,563)

Effect of foreign currency exchange rate changes on cash	2,156	(3,389)

Change in cash and cash equivalents	7,887	(61)

Cash and cash equivalents, beginning of period	$61,555	$51,555

Cash and cash equivalents, end of period	$69,442	$51,494

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,659	$2,658

Cash paid for income taxes	34,493	6,772

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2008, the results of their operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The year-end condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel (Singapore) PTE. Limited, a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel Europe”), an United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel Hong Kong Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company; and

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company. and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

•	State Street Syntel Services (Mauritius) Limited. (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited., an Indian limited liability company. Formerly known as Syntel Sourcing Private Limited.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited., an Indian limited liability company; and

•	Syntel Global Private Limited., an Indian limited liability company.

The wholly owned subsidiary of SSBML is:

•	Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

3.	USE OF ESTIMATES

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

During the quarter ended September 30, 2008, the Company entered into foreign exchange forward contracts with a notional amount of $29.0 million and with maturity dates of five months. During the quarter ended September 30, 2008, contracts amounting to $37.0 million expired resulting in a loss of $1.6 million. At September 30, 2008, foreign exchange forward contracts amounting to $41.0 million were outstanding. The fair value of the foreign exchange forward contracts of $2.0 million is reflected in other current liabilities in the balance sheet of the Company as at September 30, 2008. During the quarter ended September 30, 2008 forward contract loss of $1.1 million pertaining to direct client related contracts is recorded as other expense and forward contract loss of $0.5 million pertaining to inter company related contracts is recorded as other comprehensive loss.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At September 30, 2008 and December 31, 2007, approximately $13.4 million and $12.6 million, respectively, were in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds, treasury notes and other securities. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$22,145	$18,313	$59,995	$46,952
Other comprehensive income:
- Unrealized investment gain (loss)	(25)	576	166	2,065
- Foreign currency translation adjustments	(16,398)	2,166	(30,904)	7,700

Total comprehensive income	$5,722	$21,055	$29,257	$56,717

9.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2008		2007
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,275	$0.54	41,100	$0.45
Potential dilutive effect of stock options outstanding	72	(0.00)	156	(0.01)

Diluted earnings per share	41,347	$0.54	41,256	$0.44

	Nine Months Ended September 30,
	2008		2007
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(In thousands, except per share earnings)
Basic earnings per share	41,194	$1.46	41,036	$1.14
Potential dilutive effect of stock options outstanding	127	(0.01)	217	(0.00)

Diluted earnings per share	41,321	$1.45	41,253	$1.14

10.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing;

•	e-Business;

•	TeamSourcing; and

•	Knowledge Process Outsourcing (“KPO”) (Formerly reported as Business Process Outsourcing or BPO)

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$70,017	$58,363	$202,508	$166,084
e-Business	11,790	9,875	34,952	29,920
TeamSourcing	2,173	4,096	7,267	11,800
KPO	19,785	15,551	60,970	35,868

	103,765	87,885	305,697	243,672

Gross Profit:
Applications Outsourcing	27,363	21,493	72,296	60,462
e-Business	6,528	3,792	18,067	12,072
TeamSourcing	865	1,736	2,533	4,616
KPO	11,195	7,977	35,259	18,036

	45,951	34,998	128,155	95,186

Selling, general and administrative expenses	19,815	18,333	60,046	47,431

Income from operations	$26,136	$16,665	$68,109	$47,755

During the three and nine months ended September 30, 2008, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $21.7 million and $19.4 million, respectively, during the three months ended September 30, 2008, contributing approximately 20.9% and 18.7%, respectively, of total consolidated revenues. The corresponding revenues for the three months ended September 30, 2007 from American Express Corp. and State Street Bank was $15.8 million and $15.5 million, respectively, contributing approximately 18.0% and 17.6%, respectively, of total consolidated revenues. During the nine months ended September 30, 2008, revenue from American Express Corp. and State Street Bank was $59.0 million and $59.8 million, respectively, contributing approximately 19.3% and 19.6%, respectively, of total consolidated revenues. The corresponding revenues for the nine months ended September 30, 2007 from American Express Corp. and State Street Bank was $45.1 million and $37.9 million respectively, contributing approximately 18.5% and 15.6%, respectively, of total consolidated revenues. At September 30, 2008 and December 31, 2007, accounts receivable from American Express Corp. were $2.4 million and $2.2 million, respectively. Accounts receivable from State Street Bank were $13.7 million and $12.1 million as at September 30, 2008 and December 31, 2007, respectively.

11.	GEOGRAPHIC INFORMATION

The Company’s clients are primarily located in the United States. Net revenues and net income (loss) were attributed to each geographic location, based on the countries in which the respective Syntel entities are incorporated, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Revenues:
North America, primarily United States	$84,814	$77,391	$248,624	$229,184
India	54,297	41,437	149,745	115,508
UK	2,807	4,264	7,764	10,659
Far East, primarily Singapore	218	15	340	131
Germany	1,307	418	3,494	1,223
Mauritius	8,577	5,347	26,632	11,047
Australia	92	—	186	—

Inter-company revenue elimination (primarily India)	(48,347)	(40,987)	(131,088)	(124,080)

Total revenue	$103,765	$87,885	$305,697	$243,672

Net Income/(Loss):
North America, primarily United States	$7,692	$9,106	$24,183	$18,329
India	12,074	8,194	28,895	26,698
UK	244	424	570	1,321
Far East, primarily Singapore	121	(59)	83	(172)
Germany	580	95	1,354	261
Mauritius	1,394	553	4,819	515
Australia	40	—	91	—

Total net income	$22,145	$18,313	$59,995	$46,952

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)%	0.8%	0.4%	0.8%
Tax-free investment income	—	—	—	—
Foreign effective tax rates different from US statutory rate	(17.6)%	(18.2)%	(17.7)%	(18.5)%
Tax Reserve	—	(17.5)%	(4.4)%	(5.9)%
Others, net	—	—	(0.5)%	(1.5)%

Effective Income Tax Rate	17.3%	0.1%	12.8%	9.9%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 and initially recognized a FIN 48 liability in the financial statements by debiting retained earnings, when it is more likely than not, based on the technical merits, that a tax position will not be sustained upon examination.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties based on the “more likely than not” recognition threshold as per FIN 48. Such uncertainties, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and may also be revised based on additional information. Subsequent adjustments to these estimates will be recorded during the period in which they are determined.

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

During the quarter ended March 31, 2008, the Company received favorable orders from the Income Tax Appellate Authorities of one jurisdiction, resulting in meeting the more-likely-than-not threshold for a particular tax position. The Company reviewed its FIN 48 liability and reversed an earlier provision amounting to $2.99 million, which comprised of $2.21 million and $0.78 million towards tax and interest income, respectively. The Company is also entitled for interest on the tax paid. The tax authorities filed further appeals before The Bombay High Court. Due to the uncertain nature of the outcome of the ultimate settlement of the above tax position, the Company has not recorded such interest income as of September 30, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended September 30, 2008, the Company recognized tax charge of approximately $0.02 million and approximately $0.01 million as interest. During the nine months ended September 30, 2008, the Company recognized tax charge of approximately $0.04 million and approximately $0.02 million as interest.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During December 2007, the IRS had proposed certain adjustments to the Company’s transfer pricing tax positions. Management had evaluated those proposed adjustments and had responded to IRS accordingly. In July 2008, the IRS has sent a formal notice about those proposed adjustments and the Company is in the process of sending formal response to IRS about its position on these proposed adjustments. The Company does not anticipate the adjustments to result in any material change to its financial position, results of operations and the cash flows.

During the three months ended September 30, 2008 and 2007, the effective income tax rates were 17.3% and 0.1%, respectively. During the nine months ended September 30, 2008 and 2007, the effective income tax rates were 12.8% and 9.9%, respectively. The tax rate for the nine months ended September 30, 2008 is impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003. The effective tax rates for the three and nine months ended September 30, 2007, were impacted by reversal of tax reserve of $3.1 million.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon, enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2010 (substituted for “2009” by Finance Act, 2008-’the sunset date’), whichever is earlier. Finance Act 2008 has extended the sunset date to March 31, 2010. The extension of the sunset date will have a positive impact on the effective tax rate for the year 2009, the same shall have a marginal adverse impact on the effective tax rate for the year 2008. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of criteria laid down.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.3 million as of September 30, 2008 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

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

A similar appeal filed by Syntel India with the CIT(A) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India received a favorable order from the ITAT on this appeal. During the quarter ended March 31, 2008, the Income tax department filed further appeal before The Bombay High Court. Syntel India has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96. The contention of Syntel India was partially upheld for the other years. Syntel India filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the year 1996-97, 1997-98 and 2000-01 with the ITAT. During the quarter ended March 31, 2008, the Company has received a favorable order from the ITAT. During the quarter ended June 30, 2008, the Income tax department filed further appeals before The Bombay High Court.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $7.6 million as of September 30, 2008 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel India has filed the appeals with the CIT(A). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income tax department has also filed a further appeal against the relief granted to Syntel India by CIT(A). The appeal for financial years 2001-02 was heard by the ITAT on October 23, 2008 and the order of the ITAT is awaited.

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

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.15 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.41 million as of September 30, 2008 in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. During the quarter ended March 31, 2008, the Income Tax department filed further appeal before The Bombay High Court. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income tax department filed a further appeal before The Bombay High Court for the financial year 1996-97, 1997-98 and 2000-01. For the financial years 2001-02 and 2002-03, the CIT(A) has held against Syntel India and Syntel India has filed further appeal with the ITAT. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax department has filed further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax department has decided against Syntel India and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Fringe Benefit Tax on Stock Based Compensation

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge of $0.4 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, on employee stock options/restricted stock grants.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required and accordingly BPT provision amounting to $0.9 million has not been recorded in the books for the quarter ended September 30, 2008. Further reconciliations carried out during the quarter ended June 30, 2008 at the time of preparation of the Annual Return for Year 2007 has resulted in a write back to income, of the BPT amounting to $0.43 million for the period up to December 31, 2007. The accumulated deferred tax liability of $1.73 million up to December 31, 2007 will continue to be carried forward.

Further, the above reconciliations have also resulted in a write back to income of $0.24 million towards the US Tax liability for Syntel India for Year 2007 and $0.12 million for the quarter ended March 31, 2008.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $83.9 million as of September 30, 2008.

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

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $0.41 million and $0.52 million, respectively, including a charge for restricted stock. For the nine months ended September 30, 2008 and 2007, the share-based compensation expense recognized under SFAS 123(R) was $1.56 million and $1.36 million, respectively.

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

On different dates during the nine month ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005, the Company issued 70,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006 the Company issued another 33,000, 66,000 and 57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the three months ended September 30, 2008 and 2007, the Company expensed $0.40 million and $0.47 million, respectively, as compensation on account of the above stock grants. During the nine months ended September 30, 2008 and 2007, the Company expensed $1.51 million and $1.16 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended September 30, 2008 and 2007, the Company recorded $0.01 million and $0.02 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock and recorded $0.04 million and $0.04 million, respectively, for the nine months ended September 30, 2008 and 2007.

For the restricted stock issued during the years ended December 31, 2007, 2006 and 2005 and nine months ended September 30, 2008, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of revenues	$100	$221	$455	$590
Selling, general and administrative expenses	312	300	1,109	772

	$412	$521	$1,564	$1,362

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2008 and 2007, was $0.02 million and $0.12 million, respectively and for the nine months ended September 30, 2008 and 2007, was $0.22 million and $0.70 million, respectively. New shares were issued for all options exercised during the three months ended September 30, 2008.

As of September 30, 2008, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.02 million to be vested mainly over the next two years.

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

The Company’s computation of expected volatility for the nine months ended September 30, 2008 and 2007 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	137,605	$14.05
Granted	—	—
Exercised	11,075	19.45
Forfeited	—	—
Expired / Cancelled	175	5.00

Outstanding at Sept 30, 2008	126,355	$13.59	3.57	$1,207

Options Exercisable at Sept 30, 2008	125,755	$13.57	3.55	$1,203

No options were granted during the three and nine months ended September 30, 2008 and 2007. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.16 million and $1.59 million, respectively. The aggregate fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $0.03 million and $0.20 million, respectively.

14.	PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $0.8 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $3.6 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

The amounts accrued for unutilized earned leave are $9.9 million and $7.9 million as of September 30, 2008 and December 31, 2007, respectively, and are included within ‘Accrued payroll and related costs’.

15.	RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, e-Business, TeamSourcing and Knowledge Process Outsourcing (“KPO”) (*Formerly reported as Business Process Outsourcing or BPO) business segments. Net revenues in the three months ended September 30, 2008 increased to $103.8 million from $87.9 million in the three months ended September 30, 2007, representing a 18.1% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing, Center of Excellence have contributed to the growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount as of September 30, 2008 increased by 20.3% to 8,509 employees as compared to 7,072 employees as of September 30, 2007. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of September 30, 2008, the Company had approximately 80.2% of its billable workforce in India as compared to 78.0% as of September 30, 2007. The Company’s top five clients accounted for 58.9% of the total revenues in the three months ended September 30, 2008, up from 55.0% of its total revenues in the three months ended September 30, 2007. Moreover, the Company’s top 10 clients accounted for 72.3% of the total revenues in the three months ended September 30, 2008 as compared to 72.5% in the three months ended September 30, 2007.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $70.0 million for the three months ended September 30, 2008 or 67.5% of total revenues, from $58.4 million, or 66.4% of total revenues for the three months ended September 30, 2007. The $11.6 million increase was attributable primarily to revenues from new engagements contributing $43.9 million, largely offset by $32.3 million in lost revenues as a result of project completion, rupee depreciation and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2008 increased to $202.5 million, or 66.2% of total revenues, from $166.1 million or 68.2% of total revenues for the nine months ended September 30, 2007. The $36.4 million increase for the nine months ended September 30, 2008 was attributable primarily to revenues from new engagements of $113.4 million, largely offset by $77.0 million in lost revenues as a result of project completion, rupee depreciation and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Application Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 60.9% of total Applications Outsourcing revenues for the three months ended September 30, 2008, from 63.2% for the three months ended September 30, 2007. The 2.3 percentage point decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2008 was attributable primarily to increase in revenue, rupee depreciation partly offset by wage increases, increase in travel, investments in new areas and other expenses. Cost of revenues for the nine months ended September 30, 2008 increased to 64.3% of total Applications Outsourcing revenues, from 63.6% for the nine months ended September 30, 2007. The 0.7 percentage point increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2007 was attributable primarily to wage increases and increase in other expenses, partly offset by rupee depreciation impact.

e-Business Revenues. e-Business revenues increased to $11.8 million for the three months ended September 30, 2008, or 11.4% of total revenues, from $9.9 million, or 11.2% of total revenues for the three months ended September 30, 2007. The $1.9 million increase was attributable primarily to revenues from new engagements contributing $6.2 million, largely offset by $4.3 million in lost revenues as a result of project completion, rupee depreciation and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2008 increased to $35.0 million, or 11.4% of total revenues, from $29.9 million or 12.3% of total revenues for the nine months ended September 30, 2007. The $5.1 million increase for the nine months ended September 30, 2008 was attributable principally to revenues from new engagements contributing $17.4 million, largely offset by $12.3 million in lost revenues as a result of project completion, rupee depreciation and net reduction in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 44.6% of total e-Business revenues for the three months ended September 30, 2008, from 61.6% for the three months ended September 30, 2007. The 17.0 percentage point decrease in cost of revenues as a percent of e-Business revenues for the three months ended September 30, 2008 is principally attributable to rupee depreciation, better pricing and utilization of resources during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, partly offset by wage increases and other expenses. Cost of revenues for the nine months ended September 30, 2008 decreased to 48.3% of total e-business revenues, from 59.7% for the nine months ended September 30, 2007. The 11.4 percentage point decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2008 was attributable primarily to rupee depreciation, better pricing & utilization of resources and a decrease in visa filing expenses for the nine months ended September 30, 2008, partly offset by wage increases and other expenses.

TeamSourcing Revenues. TeamSourcing revenues decreased to $2.2 million for the three months ended September 30, 2008, or 2.1% of total revenues, from $4.1 million, or 4.7% of total revenues for the three months ended September 30, 2007. The $1.9 million decrease was attributable primarily to $3.5 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements and net reduction in revenues from existing projects, partially offset by revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $1.6 million. The revenues for the nine months ended September 30, 2008 decreased to $7.3 million, or 2.4% of total revenues, from $11.8 million or 4.8% of total revenues for the nine months ended September 30, 2007. The $4.5 million decrease for the nine months ended September 30, 2008 was attributable principally to $10.0 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements and revenue from the SkillBay web portal contributing $5.5 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 60.2% of TeamSourcing revenues for the three months ended September 30, 2008, from 57.6% for the three months ended September 30, 2007. Cost of revenues for the nine months ended September 30, 2008 increased to 65.1% of total TeamSourcing revenues, from 60.9% for the nine months ended September 30, 2007. Both the 2.6 and 4.2 percentage point increase in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to the higher cost TeamSourcing placements, which were partially offset by net revenues from Skillbay web portal placements.

KPO Revenues. KPO revenues increased to $19.8 million for the three months ended September 30, 2008, or 19.1% of total revenues, from $15.6 million, or 17.7% of total revenues for the three months ended September 30, 2007. The $4.2 million increase was attributable primarily to revenues from new engagements and a net increase in revenues from existing projects by $4.5 million, partially offset by $0.3 million in lost revenues as a result of project completion and rupee depreciation. The revenues for the nine months ended September 30, 2008 increased to $61.0 million, or 19.9% of the total revenues, from $35.9 million, or 14.7% of the total revenues for the nine months ended September 30, 2007. The $25.1 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects by $26.3 million, partially offset by $1.2 million in lost revenues as a result of project completion and rupee depreciation. KPO revenues for the three and nine months ended September 30, 2008 were also negatively impacted by a significant reduction in transaction processing volume of one of our customers, an India-based brokerage firm, attributed to the decline in the Bombay Stock Exchange.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2008 decreased to 43.4% of KPO revenues from 48.7% for the three months ended September 30, 2007. Cost of revenues for the nine months ended September 30, 2008 decreased to 42.2% of KPO revenues, from 49.7% for the nine months ended September 30, 2007. Both 5.3 and 7.5 percentage point decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to better utilization of resources, lower travel and other costs, revenue increases and rupee depreciation, partially offset by an increase in headcount and other employee benefits.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended September 30, 2008 were $19.8 million or 19.1% of total revenues, compared to $18.3 million or 20.9% of total revenues for the three months ended September 30, 2007.

The 1.8 percentage point decrease is primarily due to the increase in revenue that has resulted in an approximately 3.4 percentage point decrease for the three months ended September 30, 2008 as against the three months ended September 30, 2007, partly offset by increases in compensation, depreciation and amortization, office rent and other expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 include foreign exchange gain of $2.5 million reflecting a 2.4 percentage point decrease in selling, general, and administrative expenses as a percentage of revenue. Cost increases include compensation of $1.2 million inclusive of provision for bonus & increments and benefits, depreciation of $0.4 million including one time software amortization of $0.3 million, telecommunication expenses of $0.2 million, office expenses of $0.8 million towards increase in facility related costs, marketing fees of $0.9 million including $0.5 million for a marketing event, travel & relocation expenses of $0.5 million and other expenses $0.1 million, which has resulted in an approximately 4.0 percentage point increase.

Selling, general, and administrative expenses for the nine months ended September 30, 2008 were $60.0 million or 19.6% of total revenues, compared to $47.4 million or 19.5% of total revenues for the nine months ended September 30, 2007.

In addition to the above-described items, the 0.1 percentage point increase is primarily due to increases in certain costs in the nine months ended September 30, 2008 as against the nine months ended September 30, 2007 partly offset by an increase in revenue that has resulted in an approximately 5.0 percentage point decrease. Selling, general and administrative expenses for the nine months ended September 30, 2008 include foreign exchange gain of $6.0 million, impacting 2.0 percentage point decrease in selling, general, and administrative expenses as a percentage of revenue. Cost increases include increase in compensation of $5.0 million inclusive of provisions for bonus & increments and benefits, depreciation of $2.9 million, rent of $1.8 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.7 million, travel & relocation expenses of $0.8 million, office expenses of $3.2 million, marketing expenses of $1.4 million including $0.5 million for marketing event, increase in billable pass through expenses of $1.2 million and increases in consulting fees, legal fees and other expenses of $1.5 million which has resulted in an approximate 7.1 percentage point increase.

Other Income (Expense). Other income (expense) includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended September 30, 2008 was $0.6 million or 0.6% of total revenues, compared to $1.7 million or 1.9% of total revenues for the three months ended September 30, 2007. The decrease in other income of $1.1 million was primarily due to loss on forward contract of $1.3 million and a decrease in interest income of $0.3 million, partly offset by an increase in gain on sale of mutual fund of $0.5 million.

Other income for the nine months ended September 30, 2008 was $0.7 million or 0.2% of total revenues, compared to $4.3 million or 1.8% of total revenues for the nine months ended September 30, 2007. The decrease in other income of $3.6 million was primarily due to loss on forward contracts of $4.3 million and a decrease in interest income of $0.2 million, partly offset by increase in gain on sale of mutual fund of $0.9 million.

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

During the three months ended September 30, 2008 and 2007, the effective income tax rates were 17.3% and 0.1%, respectively. During the nine months ended September 30, 2008 and 2007, the effective income tax rates were 12.8% and 9.9%, respectively. The tax rate for the nine months ended September 30, 2008 is impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003. The effective tax rates for the three and nine months ended September 30, 2007, were impacted by reversal of tax reserve of $3.1 million.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $51.5 million at September 30, 2007 to $69.4 million at September 30, 2008 primarily due to increased revenue and collections during the nine months ended September 30, 2008.

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

Net cash generated by operating activities was $53.2 million for the nine months ended September 30, 2008. This includes a reduction of $23.9 million related to an increase in outstanding accounts receivable and revenue earned in excess of billings. The net cash generated by operating activities was $27.4 million for the nine months ended September 30, 2007. The number of days sales outstanding in net accounts receivable was approximately 58 days and 73 days as of September 30, 2008 and 2007, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $40.3 million for the nine months ended September 30, 2008, consisting principally of $30.0 million of capital expenditures primarily for construction / acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $120.0 million, largely offset by $109.7 million from the sale of short term investments. Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2007, consisting principally $96.6 million for the purchase of short term investments and $22.5 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities largely offset by sale of short term investments of $101.6 million.

Net cash used in financing activities was $7.2 million for the nine months ended September 30, 2008, consisting principally of $7.5 million in dividends paid out, partially offset by proceeds from the issuance of shares under the Company’s employee stock option plan & employee stock purchase plan and tax benefit on stock options exercised during the nine months. Net cash used in financing activities was $6.6 million for the nine months ended September 30, 2007, consisting principally of $7.5 million in dividends paid out, partially offset by $0.9 million of proceeds from the issuance of shares under the Company’s employee stock option plan and employee stock purchase plan and $0.2 million of tax benefit on stock options exercised during the nine months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2009. Borrowings under the line of credit will bear interest at greater of (i) the Prime Rate plus the applicable margin, or (ii) 4% per annum, and each negotiated rate advance, eurodollar advance at the Eurodollar Rate. There were no outstanding borrowings at September 30, 2008 or December 31, 2007.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2008 and 2007, revenues from time and material contracts constituted 62% and 63% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2008 and 2007, revenues from fixed price application management and support engagements constituted 29% and 27% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2008 and 2007, revenues from fixed price development contracts constituted 9% and 10% of total revenues, respectively.

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

FORWARD LOOKING STATEMENTS / RISK FACTORS

Certain information and statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward looking statements include the following, which factors are more fully discussed in the Company’s most recently filed Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the period ending June 30, 2008, and other SEC filings, in each case under the section entitled “Risk Factors”:

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	September 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$69,442	$61,555
Short term investments	49,225	54,643

Total	$118,667	$116,198

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

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States of America and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

During the three months ended September 30, 2008, the Indian rupee has depreciated against the U.S. dollar by 5.7% as compared to the three months ended June 30, 2008. This rupee depreciation positively impacted the Company’s gross margin by 148 basis points, operating income by 220 basis points and net income by 229 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 49% and 69% of the expenses, respectively. During the nine months ended September 30, 2008, the Indian rupee has depreciated against the U.S. dollar by 12.4% as compared to the year ended December 31, 2007. This rupee depreciation positively impacted the Company’s gross margin by 315 basis points, operating income by 465 basis points and net income by 478 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 49% and 69% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended September 30, 2008, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $41.0 million as of September 30, 2008. The outstanding foreign exchange forward contracts as of September 30, 2008 mature between one to four months. The fair value of the foreign exchange forward contracts of $2.0 million is reflected in other current liabilities in the balance sheet of the Company as at September 30, 2008. Net Gains/(losses) on foreign exchange forward and options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income and amounted to $(1.1) million for the three months ended September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2008 as well as mirror certifications from senior management, the Company’s Chairman & Chief Executive Officer and its Chief Financial Officer & Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of September 30, 2008 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

While the Company is a party to ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Global Economic Conditions

The financial systems in the United States and in much of the rest of the world are under stress, particularly the credit and money markets. The losses suffered by many banks and non-bank financial firms may constrain their ability to lend and may reduce the willingness of other market participants to deal with them. These developments may result in changes to the way this sector is allowed to do business and is supervised.

Our customers may curtail their spending programs, which could result in a decrease in demand for our services. In addition, certain of our customers could experience an inability to pay suppliers, including our Company, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.

Other than as set forth above, there have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007, and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.	Description
10	Amendment to Credit Agreement dated August 14, 2008, between the Registrant and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date: November 10, 2008	/s/ Bharat Desai
Bharat Desai,
Chairman & Chief Executive Officer

Date: November 10, 2008	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description
10	Amendment to Credit Agreement dated August 14, 2008, between the Registrant and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.