Form 10-K
period 2008-12-31
SYNTEL INC
filed 2009-03-12
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2008, based on the last sale price of $33.72 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $428,835,280.

As of February 28, 2009, the Registrant had 41,507,893 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on or about June 4, 2009 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures about Market Risk, contains statements that could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. For a detailed discussion of certain risks associated with the Company’s business that could cause future results to materially differ from the recent results or those projected in any forward-looking statements, see “Item 1A. Risk Factors” in this Form 10-K.

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a worldwide provider of information technology and Knowledge Process Outsourcing (KPO) services to Global 2000 companies. The Company’s service offerings are grouped into four segments: Applications Outsourcing, KPO, e-Business and TeamSourcing®. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications. KPO consists of high-value, customized outsourcing solutions that enhance critical back-office outsourced solutions such as transaction processing, loan servicing, retirement processing, and collections and payment processing. Syntel’s primary KPO focus is in the financial services, healthcare and insurance sectors. e-Business consists of practice areas in Web solutions, Data Warehousing/Business Intelligence, Enterprise Resource Planning (ERP) and Enterprise Applications Integration (EAI) services. TeamSourcing consists of professional Information Technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Model, a corporate culture focused on customer-service, responsiveness and its own internally-developed “intellectual capital”, which is based on a proven set of methodologies, practices and tools for managing the IT functions of its customers.

Through Applications Outsourcing, Syntel provides high-value applications management services for ongoing management, development and maintenance of customers’ business applications. Syntel assumes responsibility for and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the customer’s business process knowledge in order to develop and deliver services specifically tailored for that customer. In 2008, 2007 and 2006, Applications Outsourcing services accounted for approximately 67%, 67%, and 72% of total consolidated revenues, respectively.

Syntel seeks to provide high-value KPO solutions to its customers, as opposed to low-value, capital-intensive voice-based KPO services. Through KPO, Syntel provides outsourced solutions for a client’s business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing. Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. Syntel’s insurance KPO services include claims processing and policy administration, among others. Its Financial KPO

Services include investment management global operations including brokerage operations, middle office reconciliation, Transfer Agency, Fund Accounting, Performance and Attribution, Trade Processing, Compliance Monitoring, Corporate Actions, Custody Reconciliation, Hedge Fund Administration, and Data Management. KPO accounted for approximately 20%, 16% and 8% of the total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Through its e-Business practices, Syntel provides strategic advanced technology services for architecture, design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are built around utilization of the Internet and mobile devices, which have transformed many businesses. The Company provides customized technology services in the areas of web solutions, including architecture, enablement of legacy applications and portal development. Syntel has entered into several alliances with leading software firms and IT application software infrastructure providers. These partnerships will provide the Company with increased opportunities for market penetration. In 2008, 2007 and 2006, e-Business accounted for approximately 11%, 12% and 14% of total consolidated revenues, respectively.

Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 2%, 5%, and 6% of the total revenues, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Syntel provides its services to a broad range of Global 2000 companies in the financial services, healthcare, life sciences, insurance, manufacturing, automotive, retail, telecom and other industries. During 2008 the Company provided services to 109 customers, principally in the U.S. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and enable it to expand its roles with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are also important decision factors in the Company being chosen as a preferred vendor. The Company has a focused sales effort that includes a strategy of migrating existing TeamSourcing customers to higher-value e-Business and Applications Outsourcing services. The Company has focused on increasing its resources in the development, marketing and sales of its Applications Outsourcing and KPO services to expand its customer base.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2008, Syntel’s worldwide billable headcount consisted of 8,509 consultants providing professional services to Syntel’s customers.

The information set forth under Note 16 “Geographic Information” to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Increasing globalization, rapid adoption of the Internet as a business tool and technological innovation are creating an increasingly competitive business environment that requires companies to fundamentally change their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To make these changes and adequately address these needs, companies are focusing on their core competencies and on cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively. As a result, designing, developing and implementing advanced technology solutions are key priorities for the majority of corporations. In addition, the development and maintenance of new IT applications continues to be a high priority. This type of work requires highly skilled individuals trained in a broad spectrum of technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize fixed costs and reduce their workforce. The Company believes that many organizations are concluding that using outside specialists to address their advanced technology and ongoing IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

Demand for IT services has grown significantly as companies seek ways to outsource not only specific projects for the design, development and integration of new technologies, but also ongoing management, development and maintenance of existing IT systems.

The Company believes that outsourcing the ongoing management, development and maintenance of IT applications is becoming increasingly critical to business enterprises. The difficulties of IT planning, budgeting and execution in the face of technological innovations and uncertainties, the focus on cost cutting, and a growing shortage of skilled personnel are driving senior corporate management to strategically pursue outsourcing of critical internal IT functions. Organizations are seeking an experienced IT services outsourcing provider that possesses not only the expertise and knowledge to address the complexities of rapidly changing technologies, but also the capability to understand and automate their business processes and knowledge base. In addition, the IT provider must be able to develop customized solutions to problems unique to the organization. This involves maintaining a combination of on-site, off-site and offshore professionals who know the customer’s IT processes, providing access to a wide range of expertise and best practices, providing responsiveness and accountability to allow internal IT departments to meet organization goals, and providing low cost, value-added services to stay within the organization’s IT budget constraints.

In today’s environment, large organizations are increasingly finding that full facilities management outsourcing providers, who own and manage an organization’s entire IT function, do not permit the organization to retain control over, or permit flexible reallocation of, its IT resources.

COMPETITIVE ADVANTAGES

Syntel has developed mature processes to handle large, complex assignments and efficiently deliver higher quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s global delivery model, vertical domain expertise, focus on customer service and end-to-end products are key competitive advantages.

Global Delivery Service Syntel performs its services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at the Company’s Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Delivery Service, the Company currently has three Global Development Centers located in Mumbai, Pune, and Chennai, India. The Company also has a Support Center located in Cary, North Carolina. The Mumbai Global development centers employed 4,923 people as of December 31, 2008, and have a capacity of approximately 4,389 people. The Pune Global development centers employed 4,415 people as of December 31, 2008 and have a capacity of approximately 5,760 people. The Chennai Global development centers employed 1,972 people as of December 31, 2008 and have a capacity of approximately 2,246 people. The above numbers of people employed include onsite deputations outside India.

The Company has acquired 40 acres of land for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007, the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired an additional 37 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already completed the construction of 2 office buildings in this SEZ area with more than 2,000 seats. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a SEZ by the government of India. In Phase 1 the Company is constructing 0.7 million square feet of space. This consists of 3 Software Development Blocks each having a capacity for 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block of 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for completion in the third quarter of 2009.

Trusted Business Partner. The Syntel corporate culture reflects a “Customer for Life” philosophy, which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. The Company recognizes that its best source for new business opportunities comes from existing customers and believes its customer service is a significant factor in Syntel’s high rate of repeat business. At engagement initiation, Syntel’s services are typically based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer’s business processes, applications and industry, Syntel gains a competitive advantage to perform additional higher-value services for that customer.

Deep Industry Expertise. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its client’s needs and technologies to provide high value, high quality services. Syntel’s industry expertise can be leveraged to assist other clients in the same industry, thereby improving the quality and value of its services. The Company domain expertise extends to multiple verticals, with particular strength in financial services, insurance, and healthcare. For the year ended December 31, 2008, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, auto, retail and other was 55%, 13%, 20%, 5%, 1% and 6%, respectively.

Depth and Breadth of Service Offerings. The Company provides a comprehensive range of services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, architecture planning, KPO, migration and testing services. Syntel’s knowledge and experience spans multiple computing platforms and technologies, which enable the Company to address a range of business needs and to function as a virtual extension of its clients’ IT departments. The Company offers a broad spectrum of services in select industry sectors, which it leverages to capitalize on opportunities.

Proven Intellectual Capital. Over its 29-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems. The Company believes that its intellectual capital is an important part of its competitive advantage. The Company benefits from its own experience in transitioning from a 100% onshore service provider to a majority offshore-centric service provider. The Company employs a team of professionals whose mission is to develop and formalize Syntel’s “intellectual capital” for use by the entire Syntel organization. This “intellectual capital” of Syntel includes methodologies for the selection of appropriate customer IT functions for management by Syntel, tools for the transfer to Syntel of the systems knowledge of the customer, and techniques for providing systems support improvements to the customer. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as internet/intranet applications, client/server applications, object-oriented software, e-commerce and data warehousing technology. Through these efforts, the Company becomes more valuable to the customer and is often able to expand the scope of its working to existing customers.

Fixed-Priced and Fixed-Time Frame. Syntel has historically performed part of its services on a fixed-price, fixed-time frame basis, which the Company believes aligns its objectives with those of its clients. The Company delivers solutions for both enterprise-wide and departmental initiatives on a fixed-price and fixed-time frame basis using its proprietary tools and methodologies. The Company believes its ability to offer fixed-price and fixed-time frame processes, is an important competitive differentiator that allows the Company and its clients to better understand clients’ business needs, and to design, develop, integrate and implement solutions that address those needs.

BUSINESS STRATEGY

The Company’s objective is to become a strategic partner with its customers in managing the full IT/KPO services lifecycle by utilizing its Global Delivery Model, intellectual capital and customer service orientation. The Company plans to continue to pursue the following strategies to achieve this objective:

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Delivery Service and the Company’s worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their demands increase. The Company continues to expand the capacity of its Global Development Centers worldwide. The Company has made a significant migration of resources to offshore development locations. Measured by billable headcount, approximately 82% of services were delivered from offshore centers as of December 31, 2008 versus 79% as of December 31, 2007.

Continue to Grow Applications Outsourcing Services. Through Applications Outsourcing, the Company markets its higher value applications management services for ongoing applications management, development and maintenance. The Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing and KPO services, including the hiring of additional sales people and senior managers, developing proprietary methodologies, increasing marketing efforts, and redirecting organizational support in the areas of finance and administration, human resources and legal.

Capitalize on Existing Capabilities in the KPO market. The Company will grow its expertise in the area of value-added KPO solutions, primarily in the areas of financial services, healthcare and insurance. By leveraging a mature Global Delivery Model and domain expertise, the Company is able to deliver process improvements as well as provide competitively priced KPO solutions. In addition to offering its existing KPO solutions, the Company also expects to build on its solution set to capitalize on additional opportunities.

Expand Customer Base and Role with Current Customers. The Company’s emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, healthcare, insurance, automotive, retail, and other industries. The Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

Attract and Retain Highly Skilled Professionals. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (1) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (2) trains employees and new recruits through both computer based training and its four training centers, one of which is located in the U.S. and three of which are located in India, and (3) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. The Company believes that its recent investment in its Pune and Chennai, India campuses has positively impacted its ability to attract and retain high quality talent.

Pursue Selective Partnership Opportunities. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms. The alliances provide a strong software implementation strategy for the customer, combining the partner’s software with Syntel’s extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (1) technology employed; (2) projected product lifecycles; (3) size of the potential market; (4) software integration requirements of the product; and (5) the reputation of the potential partner.

SERVICES OFFERINGS

Syntel provides a broad range of IT services through its Applications Outsourcing, e-Business, KPO, and TeamSourcing service offerings.

Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance, testing and migration services, and infrastructure services.

Through its KPO offerings, the Company provides a host of outsourced solutions for knowledge and business processes.

Through its e-Business practices, the Company provides advanced technology services in the areas of Architecture Strategy, Web Solutions, Data Warehousing/Business Intelligence, Enterprise Applications, Integration (EAI) and Enterprise Resource Planning (ERP) software package implementation.

Through TeamSourcing, the Company provides professional IT consulting services.

During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and KPO services. For the years ended December 31, 2008, 2007 and 2006, e-Business and Applications Outsourcing combined accounted for approximately 78%, 79% and 86%, respectively, of the Company’s total revenues and TeamSourcing represented approximately 2%, 5% and 6%, respectively, of the Company’s total revenues. The KPO segment started contributing revenues during the year 2004. Revenue from this segment was 20%, 16% and 8% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. In the fourth quarter of 2008, more than 97% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) Level 5. Syntel is also an ISO 9001: 2000 and ISO 27001:2005 certified company, and is neoQA certified to Level 4. Also in 2008, Syntel earned the Microsoft Certified Gold Partner status and continued its status as a Project Management Institute Registered Education Provider. During 2008, Syntel also earned a host of media and industry awards, including International Association of Outsourcing Professionals “The Global Outsourcing 100”, Global Services “Global Services 100”, American Banker and Financial Insights “FinTech 100”, Forbes “200 Best Small Companies in America”, The Black Book of Outsourcing’s “Health Insurance BPO Providers” and “End-to-end Insurance Vendor”, Healthcare Informatics 100, and VARBusiness500.

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

Because providing both e-Business and Applications Outsourcing services typically involves close participation in the IT strategy of a customer’s organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer’s business requires fast delivery of a mission-critical applications update, Syntel will combine its on-site professionals, who have knowledge of the customer’s business processes and applications, together with its global infrastructure to deliver around-the-clock resources. If the customer’s need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Centers, which has significantly lower costs. The Company believes that its ability to provide flexible service, delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its e-Business and Applications Outsourcing services from other IT service firms.

Knowledge Process Outsourcing (KPO)

Syntel seeks to provide high-value KPO solutions to its customers, as opposed to low-value, capital-intensive voice-based KPO services. Through KPO, Syntel provides outsourced solutions for a client’s knowledge and business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes, identifying the right ones for outsourcing. Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. Its Financial KPO services include investment management global operations including brokerage operations, middle office reconciliation, Transfer Agency, Fund Accounting, Performance and Attribution, Trade Processing, Compliance Monitoring, Corporate Actions, Custody Reconciliation, Hedge Fund Administration, and Data Management. Syntel’s insurance KPO services include claims processing and policy administration, among others. KPO accounted for approximately 20% of revenues for the year ended December 31, 2008.

e-Business Services

Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are built around utilization of the Internet and mobile devices, which have transformed many businesses. The Company provides customized technology services in the areas of web solutions, including architecture, enablement of legacy applications, and portal development. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of data warehouses and data mining tools. In the areas of Enterprise Applications Integration and Enterprise Resource Planning, Syntel takes an enterprise-wide view of its customers’ environment and implements package software solutions that create better integration, and therefore better information utilization, between front office and back-office applications. Syntel helps its customers select the appropriate package software options, then customize and implement the solutions. Additionally, the Company has effectively engaged several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure. These partnerships will provide the Company with increased opportunities for market penetration.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. The Company provided services to 109 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2008, 2007, and 2006, the Company’s top ten customers accounted for approximately 71%, 73%, and 70% of the Company’s total revenues, respectively. The Company’s three largest customers in 2008 contributed approximately 20%, 20% and 7%, respectively, of the total revenues. The Company’s largest customer for 2008, 2007 and 2006 was American Express; accounting for approximately

20%, 19% and 18% of the total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Further, the Company’s second largest customer, State Street Bank contributed approximately 20%, 17% and 10% of total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company has developed global recruiting and training programs, which have efficiently provided skilled professionals to meet customer needs. In addition, the Company’s sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be provided to the customer at the right time and at the most advantageous location. Each customer is tracked and serviced through a multi-stage customer care process. Regular meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively among these locations as necessary.

The Company’s Global Development Centers located in: Pune, Mumbai and Chennai, India and a Support Center located at Cary, North Carolina support the Company’s Global Delivery Service.

The Company has 40 acres of land for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007 the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired an additional 37 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already completed construction of 2 office buildings in this SEZ area with more than 2,000 seats. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 4,923 persons as of December 31, 2008, serves as the hub of the Company’s Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 4,389 people including KPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,972 persons as of December 31, 2008. The Chennai facility has a capacity of approximately 2,246 persons. The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1 the Company is constructing 0.7 million square feet of space. This consists of 3 Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block of 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for substantial completion in the third quarter of 2009.

Syntel leases approximately 64,864 square feet of office space in Mumbai, India, under ten leases expiring on January 10, 2012. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its KPO operations, Syntel has leased 198,930 square feet of office space in Mumbai, India under six leases expiring on dates ranging between May 12, 2010 and June 24, 2012.

Syntel leases approximately 183,791 square feet of office space in Chennai, India, under six leases expiring on dates ranging between September 1, 2009 and March 31, 2012, all subject to the Company’s option to renew for additional periods.

The Company believes that space availability in Mumbai, Pune and Chennai will accommodate short-term facility requirements and the new campuses in Pune and Chennai will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

SALES AND MARKETING

The Company markets and sells services directly through professional sales team and senior management team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; Framingham, Massachusetts; Reading, UK; Hong Kong; Stuttgart, Germany; Singapore; Paris, France; Toronto, Canada; Ireland and Australia. The sales staff is aligned by industry vertical, with each salesperson provided the authority to pursue Applications Outsourcing, e-Business, KPO and, to a much lesser degree, TeamSourcing opportunities. The sales team is supported by technical and subject matter experts from the Company’s delivery teams. The Company also augmented its onsite sales team with an India based sales team along with Syntel Direct team.

The sales cycle for Applications Outsourcing engagements ranges from six to twelve months, depending on the complexity of the engagement. Due to long sales cycles, Applications Outsourcing sales executives follow an integrated sales process for the development of an engagement. The sales teams submit proposals and solutions to the clients, and receive ongoing input from the Company’s technical services, pre-sales, delivery, finance and legal departments throughout the entire sales process. The Applications Outsourcing sales process also typically involves customer interaction at more senior levels of management than the TeamSourcing sales process.

The sales cycle for KPO engagements, from initial contact to execution of an agreement varies by type of service, account size, on the complexity of the engagement and ranges from six to twelve months and in some cases for more than a year.

The sales cycle for an e-Business engagement, from initial contact to execution of an agreement, varies by type of service and account size, it also typically ranges from one to six months, depending upon the complexity of the engagements. The sales cycle for large, fixed price e-Business engagement is similar to that of Applications Outsourcing engagements. The sales cycle for partnership software installations is generally one to six months.

The associated software installation engagements are generally short, lasting one to three months. The Company’s Strategic Operations Group (SOG) team supports the Company’s sales team in this area.

The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. TeamSourcing engagements are essentially developed from existing customers as the Company focuses its attention on growing the Applications Outsourcing, KPO and e-Business segments.

Syntel’s marketing organization strives to build and support the Syntel brand as well as generate awareness and leads for the Company’s service offerings. The Company’s current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs and CFOs of Global 2000 companies. In addition, Syntel’s marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group, Aberdeen Group, Forbes, IDC and Forrester Research, to ensure analysts have a good understanding of Syntel’s offerings and positioning. Syntel’s marketing group manages the Company’s market research and also helps in building proposals along with the sales team.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2008, the Company globally had 12,363 full time employees including a billable headcount of 8,509 providing a wide range of Information Technology and Knowledge Process Outsourcing professional services to Syntel.

A majority of the Company’s professional employees have a Bachelor of Science / Technology / Commerce degree or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to engagement managers and senior consultants with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business and knowledge processes, and proficient in a variety of computer programming languages, software tools, database management systems, networks, testing, investment operations, asset management and financial services.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting, talent management and training programs.

Recruiting: The Company has developed a recruiting methodology and organization, which is a core competency. The Company has significantly expanded its international-based recruiting team, with recruiters in Mumbai, Chennai, Delhi and Pune, India, to recruit for the Company’s global requirements. The Company also has a recruiting team focused on U.S. and International hiring, which recruits across Company’s global locations. The Company uses a standardized global selection process that includes written tests, interviews, and reference checks.

Among the Company’s other recruiting techniques are the placement of advertisements on its own web site and popular job boards, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, participating in job fairs, partnering with and recruiting on university campuses. In addition, the Company has developed a database of talent pipeline hosted on the Intranet, which has an automated workflow for managing the phases of recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and manage the interview, selection and offer process through a streamlined workflow.

Talent Management: The Company seeks to provide meaningful support to its employees which the Company believes leads to improved employee retention, and better quality services to its customers. A significant percentage of the Company’s employees have been recruited from outside the U.S., and are constantly deployed to global locations from which the Company operates. As a result of this approach, Syntel has developed a significant knowledge base in making foreign professionals quickly oriented and productive across its global locations.

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Company DNA. Detailed business discussions are conducted, spanning across the organization flowing upwards from manager level to leadership team. Talent summaries, short term and long term talent plans, and future leadership identification are executed as the part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon.

Apart from the knowledge & skills that are critical for each position, the Company measures the personal attributes and the value match which is fundamental for any employee. The 5 core Values which each Syntel employee embodies, is tested during selection itself. These 5 Values are Simple, Speed, Smart, Synergy, and Stretch. The Values are also reinforced during the appraisal process, which imparts great significance to the Values scores. Each of these Values is well defined, and assessors are coached on how to gauge them at various levels.

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, medical insurance, dental options, a vision eye-care program, life insurance, long-term and short-term disability options, a 401(k) plan, and a tuition subsidy plan. During the previous years, the Company issued incentive restricted stock to its non-employee directors as well as to key employees.

Training: The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable talent pool of qualified IT and KPO professionals.

To empower our employees to live our Mission, Syntel has introduced new training modules year on year, with the core dimensions of training in the IT sector being Technical, Domain and Management. The employees in Syntel are sponsored for certifications in all these areas. Syntel has also entered into an alliance with “Carnegie Mellon University” in the United States for certifications for the “i-Carnegie” “e-Learning” courses for developers and testers.

Syntel training programs in management cover management of “Projects”, “Engagements” and “Business Processes”. Syntel has been a “Registered Education Provider” for “Project Management Institute” (PMI) in the United States, for over a decade. “Project Management” training is imparted internally by Syntel and externally by “International Institute of Learning” in USA as per “PMI guidelines”.

The training programs in domain cover Insurance and Healthcare trainings in “Property and Casualty”, “Life and Annuities”, “Payer and Provider” areas as per AICPCUIIA, LOMA and AHIP guidelines. All other domain trainings are tailored as per the market needs and go through various levels of trainings based on competencies.

The training programs in technology cover languages, databases, operating systems, application servers, portal builders, Infrastructure library management(ITIL) and packaged tools in the ERP, EAI and BI arena. These are delivered by instructor led classroom sessions or “on-line” via “e-Learning” programs on Syntel’s “e-Learning” subscription sites.

The training team runs a variety of functional training programs which are project specific viz. Capital Market training, Fund accounting training, Transaction processing etc. The Company also helps its leaders become its brand ambassadors by imparting Management Development Programs like operational programs for TLs—SAIL®, Train to Retain (T2R), Train the Trainer (TTT), Leadership Effectiveness Assessment Program (LEAP). These programs instill leadership values in its managers. The Company also runs programs like Email Etiquette, Presentation Skills, Business Communication, Business Etiquette and many more such soft skills modules to help build a strong base of employees. Also, the Company ensure that employees lead a very fulfilling life even when at work by being able to de-stress themselves through Life Enrichment sessions like Yoga, Desktop Yoga, Music Therapy, Craft and Art sessions.

Syntel has very clearly laid out its Vision, Mission and Values to its employees. These statements are simple to understand and are very well defined, communicated and reinforced through management communication (town halls / e-mails / print collateral), induction programs, quizzes, rewards and recognitions programs, and celebration of successes. The Company also celebrates its Mission and Values through special programs like the Syntel Star Awards, Values Awards and Innovation Awards which create tremendous response, along with phenomenal business results.

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT services it offers. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies, and contract programming companies. The Company’s most direct competitors include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture, Electronic Data Systems and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO, the Company primarily competes with other offshore KPO vendors including HCL, Wipro Technologies and WNS. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	56	Chairman and Director
Keshav Murugesh	45	Chief Executive Officer and President
Arvind S. Godbole	51	Chief Financial Officer and Chief Information Security Officer
Daniel M. Moore	54	Chief Administrative Officer, General Counsel and Secretary
Anil Jain	50	Business Unit Head & Senior Vice President, Insurance Vertical
R. S. Ramdas	54	Senior Vice President, Finance and Corporate Services
Mukesh Jha	40	Business Unit Head—Diversified and Telecom Vertical
Rakesh Khanna	46	Business Unit President—Banking & Financial Services
Lakshmanan Chidambaram	45	Vice President, Sales
Srikanth Karra	45	Vice President, Global Human Resources
Murlidhar Reddy	39	Vice President & Operations Head, Healthcare and Life Sciences Vertical
V. S. Raj	45	Chief Executive Officer of State Street Syntel Services Private Limited

Bharat Desai is a co-founder of Syntel and serves as its Chairman of the Board and as a director. He served as the Company’s Chief Executive Officer since the Company was founded until February 2009 and as a director since its formation in 1980 and has been the Chairman of Syntel’s Board of Directors since February 1999. He also served as the Company’s President since its formation until December 2006.

Keshav Murugesh was appointed Chief Executive Officer of the Company in February 2009. He was appointed President of the Company in December 2006 and continues to serve in that role. He served as the Company’s Chief Operating Officer, a position to which he was appointed in October 2004 until appointed as Chief Executive Officer in February 2009. Mr. Murugesh joined the Company as Chief Financial Officer in May 2002 and continued as Acting Chief Financial Officer until his successor was appointed in May 2005.

Arvind Godbole was appointed Chief Financial Officer in December 2006 after being appointed Interim Chief Financial Officer in June 2006. Mr. Godbole was appointed the Company’s Chief Information Security Officer in June 2006. He has been with the Company as Corporate Controller since March 2001 and had also been a member of the Procurement Team along with his usual functions as a controller.

Daniel M. Moore has served the Company as Chief Administrative Officer, Secretary, and General Counsel since August 1998.

Anil Jain was appointed as Business Unit Head & Senior Vice President, Insurance Vertical in February 2006. Mr. Jain has been with Syntel since 1993 serving in a number of client relationship and IT service delivery capacities.

R.S. Ramdas was appointed as Senior Vice President, Finance and Corporate Services in July 2006 and became a member of the leadership team in February 2006. Mr. Ramdas served as Vice President of Syntel from March 2004 to January 2006.

Mukesh Jha was appointed as Business Unit Head—Diversified and Telecom Vertical in September 2008. Prior to joining Syntel, Mr. Jha served as General Manager and North American Delivery Head for Wipro Technologies’ Banking and Financial Services Business Unit from September 2005 to July 2008. Wipro Technologies is a provider of information technology services. From October 2004 to September 2005, Mr. Jha was a Consulting Director for the software services unit of Novell Software India Pvt. Ltd., a software and information technology services provider.

Rakesh Khanna was appointed as Business Unit President, Banking & Financial Services for the Company in July 2005. Prior to joining Syntel, Mr. Khanna served in senior management at IFLEX Solutions Ltd., a company specializing in software products and services for banks and financial service institutions, from September 1996 to July 2005.

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

V. S. Raj was appointed as the CEO of State Street Syntel Services Private Limited in October 2008. Prior to joining Syntel, Mr. Raj served as Vice President and Site Manager for JPMorgan Chase & Co., a global financial services provider, in Bangalore from June 2005 to October 2008. From June 2000 to June 2005, Mr. Raj was Vice President and Quality Leader for GE Capital International Services, part of General Electric Company’s financial services unit.

ITEM 1A.	RISK FACTORS

The following factors should be considered carefully when evaluating our business.

The continued uncertainty and negative conditions in the worldwide economic markets could adversely affect the Company’s business, results of operations and financial condition

Worldwide financial systems and economic conditions are under stress. The Company’s customers may curtail their spending programs, which could result in a decrease in demand for the Company’s services. In addition, certain of the Company’s customers could experience an inability to pay suppliers. Likewise, suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect the Company’s business, results of operations and financial condition.

The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of the Company or if there is a downturn in one of the industries the Company serves.

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 71%, 73%, and 70% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s largest client for the years ended December 31, 2008, 2007 and 2006, was American Express, which generated approximately 20%, 19% and 18% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s second largest client is State Street Bank which generated approximately 20%, 17% and 10% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also has derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 55%, 48% and 43% of the Company’s revenues for the years ended December 31, 2008, 2007 and 2006, respectively. A downturn in the financial services industry or other industries from which the Company derive significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 16% of the Company’s total revenues for the year ended December 31, 2008, and approximately 14% and 7% of the Company’s total revenues for the years ended December 31, 2007 and 2006, respectively. A wholly owned subsidiary of the joint venture employs most of the KPO professionals and owns most of the assets that are used for KPO operations for these three clients. Commencing in February 2010, the State Street Bank affiliate has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s KPO services to these three clients and transferring the related KPO professionals and assets to the State Street Bank affiliate. The loss of this KPO services arrangement and the related KPO professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

Failure to hire and retain a sufficient number of qualified professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional services is labor intensive, and, accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2008, 2007 and 2006, attrition was 14%, 14% and 13%, respectively. For the same periods, the number of net hires was 654, 3,345 and 2,271, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2008, 578 IT professionals, representing approximately 5% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation of the Company could reduce the Company’s overall profitability.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

In anticipation of the complete phase out of the tax holidays on March 31, 2010, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. The

Indian government has proposed certain interpretive positions regarding the tax incentives applicable to SEZs. The Indian government has discussed making further changes in the SEZ policies which could be adverse to our operations. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

The United States government is discussing and other countries’ governments may discuss increased corporate taxation including the possibility of taxing profits generated by the Company outside the country of taxation. Increased corporate taxation could have a material adverse effect on the Company’s business, results of operations and financial condition.

The IT services and KPO industry are intensely competitive, and the Company may not be able to compete successfully against current and future competitors.

The IT services and KPO industry are intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the services offered. In Applications Outsourcing and e-Business services, the Company primarily competes with domestic firms such as Accenture, Cognizant, EDS and IBM Global Services and with an increasing number of India-based companies including Infosys Technologies, Tata Consultancy Services and Wipro Technologies. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In KPO, the Company primarily competes with other offshore KPO vendors including HCL, Wipro Technologies and WNS. In professional IT staffing engagements, the Company’s primary competitors include participants from a variety of market segments, including systems consulting and implementation firms, applications software development and maintenance firms, service groups of computer equipment companies and temporary staffing firms. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company does. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in client requirements, or devote greater resources to the development and promotion of IT services and KPO than the Company does. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company’s markets and the Company has faced, and expects to continue to face, additional competition from new IT service and KPO providers. Further, there is a risk that the Company’s clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party vendor. The IT services industry is also undergoing consolidation, which may result in increased competition in the Company’s target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect the Company’s business, results of operations and financial condition.

Variability of Quarterly Operating Results.

The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company’s facilities; changes in professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; length of sales cycles; customers’ budget cycles; and investment time for training. Because a significant percentage of the Company’s selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. It is possible that Company’s operating results could be below or above the expectations of market analysts and investors. In such event, the price of the Company’s common stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing an adverse effect on the Company’s financial condition at the time.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 11% of the Company’s revenues for the year ended December 31, 2008. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Terrorist activity, war or natural disasters could make travel and communication more difficult and adversely affect the Company’s business.

Terrorist activity, war or natural disasters could adversely affect the Company’s business, results of operations and financial condition. Terrorist activities, other acts of violence or war, or natural disasters have recently occurred in India, the United States and in other countries around the world and have the potential to have a direct impact on the Company’s clients. Such events may disrupt the Company’s ability to communicate between the Company’s various Global Development Centers and between the Company’s Global Development Centers and the Company’s clients’ sites, make travel more difficult, make it more difficult to obtain work visas for many of the Company’s technology professionals and effectively curtail the Company’s ability to deliver the Company’s services to the Company’s clients. Such obstacles to business may increase the Company’s expenses and materially adversely affect the Company’s business, results of operations and financial condition. In addition, many of the Company’s clients visit several technology services firms prior to reaching a decision on vendor selection. Terrorist activity, war or natural disasters could make travel more difficult and delay, postpone or cancel decisions to use the Company’s services.

The Company’s fixed-price engagements may commit the Company to unfavorable terms.

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-material basis. Fixed-price revenues from development and maintenance activity represented approximately 38%, 38% and 42% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s Applications Outsourcing and KPO services require increased attention from senior management.

The Company has invested incrementally in the development of the Company’s Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development and maintenance and KPO services. Applications Outsourcing and KPO services generally require a longer sales cycle (up to twelve months) and generally require approval by more senior levels of management within the client’s organization, as compared with traditional IT staffing services. Pursuing such sales requires significant investment of time, including the Company’s senior management, and may not result in additional business. There can be no assurance that the Company’s increased focus on the Company’s Applications Outsourcing and

KPO practices will be successful, and any failure of such strategy could have a material adverse effect on the Company’s business, results of operations and financial condition.

Future legislation in the United States and abroad could significantly impact the ability of the Company’s clients to utilize the Company’s services.

The issue of companies outsourcing services abroad has become a topic of political discussion in the United States and other countries. Measures aimed at limiting or restricting outsourcing have been enacted in a few states, and there is currently legislation restricting outsourcing pending or being discussed in several states and at the federal level. The measures that have been enacted to date have not significantly adversely affected the Company’s business. There can be no assurance that pending or future legislation that would significantly adversely affect the Company’s business will not be enacted. If enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restrictions on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures are enacted, or if the prospect of such measures being enacted increases, the ability of the Company’s clients to utilize its services could be restricted or become less economical and the Company’s business, results of operations and financial condition could be adversely affected.

Wage pressures in India may reduce the Company’s profit margins.

Wage pressures in India may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2008, approximately 82% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s future success depends on its ability to market new services to the Company’s existing and new clients.

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

The Company depends on the efforts and ability of key personnel.

The Company’s success is highly dependent on the efforts and abilities of its key personnel. The diminution or loss of the services of key personnel for any reason could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may be affected by political and regulatory conditions in India.

A significant element of the Company’s business strategy is to continue to develop and expand offshore Global Development Centers in India. Changes in the political or regulatory climate of India, including the following, could have a material adverse effect on the Company’s business, results of operations and financial condition:

•

Political climate—In the past, India has experienced inflation and shortages of foreign currency and has been subject to civil and political unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India.

•

Changes in liberalization policies of the government—The Indian government is involved in, and exerts influence over, its economy. In the recent past, the Indian government has provided tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited the Company including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

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

The Company holds a significant amount of its cash in U.S. dollars and in Indian rupees. Accordingly, changes in exchange rates between the Indian rupee and the U.S. dollar could have a material adverse effect on the Company’s revenues, other income, cost of services, gross margin and net income, which may in turn have a negative impact on the Company’s business, operating results and financial condition. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in recent years and may fluctuate substantially in the future. The Company expects that a majority of the Company’s revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of the Company’s expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian rupees. Consequently, the results of the Company’s operations may be adversely affected if the Indian rupee appreciates against the U.S. dollar and an effective foreign exchange hedging program is not in place.

The Company may not be able to successfully manage the rapid growth of the Company’s business.

The Company has recently experienced a period of rapid growth in revenues that places significant demands on the Company’s managerial, administrative and operational resources. Additionally, the longer-term transition in the Company’s delivery mix from onsite to offshore staffing has also placed additional operational and structural demands on the Company. The Company’s future growth depends on recruiting, hiring and training professionals, increasing the Company’s international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require that the Company continue to improve its infrastructure, execution standards and ability to expand services. Failure to manage growth effectively could have a material adverse effect on the quality of the Company’s services and engagements, the Company’s ability to attract and retain professionals, the Company’s prospects and the Company’s business, results of operations and financial condition.

The Company’s business could be adversely affected if the Company does not anticipate and respond to technology advances in the Company’s and the Company’s clients’ industries.

The Company’s business will suffer if the Company fails to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and in the industries on which the Company focuses. The technology services and KPO markets are characterized by rapid technological change, evolving industry standards, changing client preferences and frequent new product and service introductions. The Company’s future success will depend on the Company’s ability to anticipate these advances and develop new product and service offerings to meet the Company’s existing and potential clients’ needs. The Company may fail to anticipate or respond to these advances in a timely manner, or, if the Company does respond, the services or technologies the Company develops may not be successful in the marketplace. Further, products, services or technologies that are developed by the Company’s competitors may render the Company’s services non-competitive or obsolete. If the Company does not respond effectively to these changes, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company may be required to include benchmarking provisions in future engagements, which could have an adverse effect on the Company’s revenues and profitability.

As the size and duration of the Company’s client engagements increase, the Company’s current and future clients may require benchmarking provisions. Benchmarking provisions generally allow a client in certain circumstances to request that a benchmark study be prepared by an agreed upon third-party comparing the Company’s pricing, performance and efficiency gains for delivered contract services to that of an agreed upon list of other service providers for comparable services. Based on the results of the benchmark study and depending on the reasons for an unfavorable variance, if any, the Company could then be required to reduce the pricing for future services to be performed under the balance of the contract or to change the services being provided under the contract, which could have an adverse impact on the Company’s revenues and profitability.

The Company may be liable to its clients for disclosure of confidential information or if the Company does not fulfill its obligations under its engagements.

The Company may be liable to the Company’s clients for damages caused by disclosure of confidential information or system failures. The Company is often required to collect and store sensitive or confidential client data. Many of the Company’s client agreements do not limit its potential liability for breaches of confidentiality. If any person, including any of the Company’s employees, penetrates the Company’s network security or misappropriates sensitive data, the Company could be subject to significant liability from its clients or from their customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of the Company’s computer systems, systems failure or otherwise, could also damage the Company’s reputation and cause it to lose existing and potential clients. Many of the Company’s engagements involve IT services that are critical to the operations of the Company’s clients’ businesses. Any failure or inability to meet a client’s expectations in the performance of services could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. There can be no assurance that any limitations of liability set forth in the Company’s service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. In addition, the costs of defending against any such claims, even if successful, could be significant.

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

Existing, new and changing corporate governance and public disclosure requirements increases management’s time spent on compliance, increases the cost of compliance and adds uncertainty to the Company’s compliance policies.

Compliance with existing, new and changing corporate governance and public disclosure requirements adds uncertainty to the Company’s compliance policies and increases the Company’s costs of compliance. Changing laws, regulations and standards include those relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In particular, the Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding required assessment of internal controls over financial reporting and the Company’s external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. The Company consistently assesses the adequacy of internal controls over financial reporting, remediate any control deficiencies that may be identified, and validates through testing that the Company’s controls are functioning as documented. While the Company does not anticipate any material weaknesses, the inability of management and the Company’s independent auditor to provide an unqualified report as to the adequacy and effectiveness, respectively, of internal controls over financial reporting for future year ends could result in adverse consequences to the Company, including, but not limited to, a loss of investor confidence in the reliability of the Company’s financial statements, which could cause the market price of the Company’s stock to decline. Existing, new and changing corporate governance and public disclosure requirements could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such governance standards. The Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, new laws, regulations and standards regarding corporate governance may make it more difficult for the Company to obtain director and officer liability insurance. Further, the Company’s board members and executive officers could face an increased risk of personal liability in connection with their performance of duties. As a result, the Company may face difficulties attracting and retaining qualified board members and executive officers, which could harm the Company’s business. If the Company fails to comply with new or changed laws or regulations and standards differ, the Company’s business and reputation may be harmed.

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

The Company holds several trademarks or service marks and intends to submit additional United States federal and foreign trademark applications for the names of additional service offerings in the future. There can be no assurance that the Company will be successful in maintaining existing or obtaining future trademarks. There can be no assurance that the laws, rules, regulations and treaties in effect now or in the future or the contractual and other protective measures the Company takes are adequate to protect it from misappropriation or unauthorized use of the Company’s intellectual property or that such laws, rules, regulations and treaties will not change. There can be no assurance that the Company will be able to detect unauthorized use and take appropriate steps to enforce the Company’s rights or that any such steps will be successful. Infringement by others of the Company’s intellectual property, including the costs of enforcing the Company’s intellectual property rights, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Although the Company believes that its intellectual property does not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that any such claim, if asserted, would not be successful. The costs of defending any such claims could be significant and any successful claim could require the Company to modify, discontinue or change the name of any of or the manner in which the Company provides its services. Any such changes could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s earnings are affected by application of SFAS No. 123(R).

The Company began expensing stock options and other stock-based awards in accordance with the Financial Accounting Standards Board’s FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) in fiscal 2006. SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under stock plans. The Company in the past has granted options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In addition, the Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2008, the Company recorded $2.4 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs under SFAS No. 123(R) are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

Any future business combinations, acquisitions or mergers would expose the Company to risks, including that the Company may not be able to successfully integrate any acquired businesses.

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

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 17% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2008, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $66.5 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2008, the Company would have accrued taxes of approximately $90.0 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2012. The Company has a telecommunications hub located in approximately 3,200 square feet of leased space in Cary, North Carolina under a lease which expires on July 31, 2010. The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; Framingham, Massachusetts; Reading, UK; Stuttgart, Germany and Toronto, Canada.

The Company’s Global Development Centers are located in: Pune, Mumbai and Chennai, India and a Support Center located in Cary, North Carolina supports the Company’s Global Delivery Service.

The Company has 40 acres of land for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007, the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee focused facility, including such amenities as training facilities, cafeteria and fitness center. Syntel has also acquired an additional 37 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already completed construction of 2 office buildings in the SEZ area with more than 2,000 seats. In addition, Syntel leases two facilities in Pune, India consisting of approximately 63,490 square feet.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 4,923 persons as of December 31, 2008, serves as the hub of the Company’s Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 4,389 people including KPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,972 persons as of December 31, 2008. The Chennai facility has a capacity of approximately 2,246 persons. The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1 the Company is constructing 0.7 million square feet of space. This consists of 3 Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block with 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for substantial completion in the third quarter of 2009.

Syntel leases approximately 64,864 square feet of office space in Mumbai, India, under ten leases expiring on January 10, 2012. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its KPO operations, Syntel has leased 198,930 square feet of office space in Mumbai, India under six leases expiring on dates ranging between May 12, 2010 to June 24, 2012.

Syntel leases approximately 183,791 square feet of office space in Chennai, India, under six leases expiring on dates ranging between September 1, 2009 to March 31, 2012, all subject to the Company’s option to renew for additional periods.

The Company believes that space availability in Mumbai, Pune and Chennai will accommodate short-term facility requirements and the new campuses in Pune and Chennai will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

ITEM 3.	LEGAL PROCEEDING.

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2007 and 2008.

Period	High	Low
First Quarter, 2007	$38.670	$26.590
Second Quarter, 2007	37.810	30.000
Third Quarter, 2007	42.790	30.350
Fourth Quarter, 2007	47.140	34.300
First Quarter, 2008	37.260	24.560
Second Quarter, 2008	37.180	25.400
Third Quarter, 2008	34.650	22.770
Fourth Quarter, 2008	25.600	18.150

(b) There were approximately 230 shareholders of record and 6,700 beneficial holders on February 28, 2009.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company’s last two fiscal years. In addition, on December 1, 2008 the Board of Directors declared a special cash dividend of $0.50 per share, payable on December 26, 2008 to Syntel shareholders of record at the close of business on December 12, 2008. The Company paid total cash dividends of $ 0.74 and $ 0.24 per share for the years ended December 31, 2008 and 2007, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

During 2008, the management of the Company decided to adopt a new set of peer group companies for use in its performance graph. The Company has decided to exclude Satyam Computer Services Limited from its set of peer group companies due to the unreliability of past financial statements filed by that company. Therefore, the following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for two indices of peer companies selected by the Company. The period for comparison is for five years from December 31, 2003 through December 31, 2008, the end of the Company’s last fiscal year. The first peer group index (“Old Peer Group Index”) is the index used by the Company last year and, as noted above, is being replaced by a new peer group index. The Old Peer Group Index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Satyam Computer Services Limited, Infosys Technologies Limited, I-Flex Solutions Limited and HCL Technologies Limited. The second peer group index (“New Peer Group Index”) will be used going forward is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry. This being the first year the Company is using the New Peer Group Index. The Old Peer Group Index will be used in the performance graph for purposes of comparison. Going forward, only the New Peer Group Index will be used in the performance graph.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And Two Indices of Peer Companies *

Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Syntel, Inc.	$100	$67.28	$79.63	$102.80	$147.75	$88.68
S&P 500 Stock Index	$100	$108.99	$112.26	$127.55	$132.06	$81.23
Old Peer Group Index	$100	$125.35	$127.21	$144.26	$170.18	$85.98
New Peer Group Index	$100	$122.70	$116.99	$142.68	$167.35	$88.11

*	Assumes that the value of an investment in Syntel’s Common Stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

SYNTEL, INC. & SUBSIDIARIES

(In thousands, except share data)

The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. and its subsidiaries for each of the last five years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto.

	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
STATEMENT OF INCOME DATA
Net revenues	$410,426	$337,673	$270,229	$226,189	$186,573
Cost of revenues	231,729	205,422	167,980	135,043	107,120

Gross profit	178,697	132,251	102,249	91,146	79,453
Selling, general and administrative expenses	80,347	68,913	49,374	44,917	36,999

Income from operations	98,350	63,338	52,875	46,229	42,454
Other income, principally interest	2,031	7,222	4,894	4,592	3,773

Income before income taxes	100,381	70,560	57,769	50,821	46,227
Income tax provision (1)	13,700	7,700	6,853	20,500	5,253

Net income	$86,681	$62,860	$50,916	$30,321	$40,974

Earnings per share, diluted	$2.10	$1.52	$1.24	$0.75	$1.01
Weighted average shares outstanding, diluted	41,340	41,265	41,095	40,651	40,469
Cash dividends declared per common share	$0.74	$0.24	$1.49	$1.74	$0.24

	AS OF DECEMBER 31,
	2008	2007	2006	2005	2004
	($ In thousands)
BALANCE SHEET DATA
Working capital	$143,653	$138,347	$106,912	$120,777	$170,786
Total assets	294,845	272,695	199,394	199,250	228,151
Total shareholders’ equity	226,830	207,750	149,742	152,278	190,642
OTHER DATA
Billable headcount in U.S.	1,433	1,492	1,405	1,341	1,145
Billable headcount in India	6,963	6,123	4,006	3,006	1,906
Billable headcount at other locations	113	94	88	109	121

Total billable headcount	8,509	7,709	5,499	4,456	3,172

1.

The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million which comprises of $2.2 million and $0.8 million towards tax and interest respectively provided earlier under FIN 48. In addition, during 2008 the Company had recorded a charge of $1.1 million towards FIN 48 tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards credit of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%. During year ended December 31, 2007 the tax rate was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%. During the year ended December 31, 2006, the tax rate was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. The tax rate continues to be positively impacted by the combined effects of transition of activities offshore and reduced onsite profitability.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2008, 2007 and 2006, revenues from time and material contracts constituted 62%, 62% and 58%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2008, 2007 and 2006, revenues from fixed-price application management maintenance and support engagements constituted 29%, 27% and 26%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2008, 2007 and 2006, revenues from fixed-price application development and integration contracts constituted 9%, 11% and 16%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2008 and 2007, the allowance for doubtful accounts was $0.4 million and $0.5 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

During 2008, the Company has reversed a tax reserve of $3.0 million which comprises of $2.2 million and $0.8 million towards tax and interest respectively provided earlier under FIN 48. In addition, during 2008 the Company has recorded a charge of $1.1 million towards FIN 48 tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards credit of Michigan Single Business tax for the years 2001 to 2003. These revisions in estimates had an after tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2008 by $0.09 per share.

During 2007, the Company has reversed a tax reserve of $3.1 million related to the year 2003 along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.38 million, an additional tax reserve of $0.3 million and reversal of $0.1 million of valuation allowance. These revisions in estimates had an after tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2007 by $0.13 per share.

During 2006, the Company reversed $2.0 million of the accrual for income taxes related to the year 2002 and credited it to the current year’s income tax provision. These revisions in estimates had an after tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2006 by $0.05 per share.

Accruals for Legal Exposures. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or otherwise, the lower end of an estimated reasonable range of potential liability. The accrual related to litigation and legal fees at December 31, 2008 and 2007 was $0.5 million and none, respectively.

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

The following table outlines the revenue mix for the years ended December 31, 2008, 2007, and 2006:

	Percent of Total Revenues
	2008	2007	2006
Applications Outsourcing	67%	67%	72%
KPO	20	16	8
e-Business	11	12	14
TeamSourcing	2	5	6

	100%	100%	100%

Revenues are generated principally on either a time and material or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2008, 2007 and 2006, revenues from fixed price development contracts constituted 9%, 11% and 16%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2008, 2007 and 2006, fixed-price revenues from development and maintenance activity comprised approximately 48%, 48% and 47% of total Applications Outsourcing revenues, respectively.

On KPO engagements, services are provided at our offshore facility, which gives the benefit of lower cost to the customer. KPO revenues generally are recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2008, 2007 and 2006, the revenue from KPO engagements comprised approximately 20%, 16% and 8%, of total revenues, respectively.

Historically, most e-Business engagements were billed on a time-and-material basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2008, 2007 and 2006. For the years ended December 31, 2008, 2007 and 2006, fixed- price revenues from development and maintenance activity comprised approximately 36%, 38% and 55% of total e-Business revenues, respectively.

On TeamSourcing engagements, Syntel’s professional services typically are provided at the customer’s site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-material basis as services are performed. As indicated in the above table, the Company’s dependence on TeamSourcing engagements has decreased and is expected to continue to decrease as a percentage of the total revenue base as the Company consciously refocuses its sales efforts and migrates resources to Applications Outsourcing and KPO engagements.

The Company’s most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its professionals. The Company strives to maintain its gross margin by controlling engagement costs and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. The Company’s Indian subsidiaries provide software development services from Mumbai, Pune and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2008, approximately 5% of Syntel’s worldwide workforce provided services under work permits / visas.

The Company has made substantial investments in infrastructure in recent years, including: (1) expanding the facilities in Mumbai, India, including a KPO facility; (2) developing a Technology Campus in Pune, India; (3) expanding the Global Development Center in Chennai, India; (4) upgrading the Company’s global telecommunication network; (5) increasing Applications Outsourcing sales and delivery capabilities through significant expansion of the sales force and the Company’s Strategic Offerings Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (6) hiring additional experienced senior management; (7) expanding global recruiting and training capabilities; and (8) enhancing human resource and financial information systems.

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 71%, 73% and 70% of total revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, there were two customers contributing revenues in excess of 10% of the company’s total consolidated revenues. The Company’s largest customer for the years 2008, 2007 and 2006 was American Express, contributing approximately 20%, 19% and 18%, respectively of total consolidated revenues. For the years 2008, 2007 and 2006, the Company’s second largest customer, State Street Bank also contributed 20%, 17% and 10%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES YEAR ENDED DECEMBER 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	56.5	60.8	62.2

Gross profit	43.5	39.2	37.8
Selling, general and administrative expenses	19.6	20.4	18.3

Income from operations	23.9%	18.8%	19.5%

Following is selected segment financial data for the years ended December 31, 2008, 2007 and 2006. The Company does not allocate assets to operating segments:

	2008	2007	2006
	(In Thousands)
Net revenues:
Applications Outsourcing	$274,375	$227,642	$194,474
KPO	81,287	53,309	20,873
e-Business	45,693	39,662	37,251
TeamSourcing	9,071	17,060	17,631

	410,426	337,673	270,229
Gross profit:
Applications Outsourcing	103,722	81,870	72,502
KPO	48,053	27,533	12,551
e-Business	23,529	15,950	10,506
TeamSourcing	3,393	6,898	6,690

	178,697	132,251	102,249
Gross profit %:
Applications Outsourcing	37.8%	36.0%	37.3%
KPO	59.1%	51.6%	60.1%
e-Business	51.5%	40.2%	28.2%
TeamSourcing	37.4%	40.4%	37.9%

	43.5%	39.2%	37.8%
Selling, general and administrative expenses	$80,347	$68,913	$49,374

Income from operations	$98,350	$63,338	$52,875

COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007.

Revenues. Net revenues increased to $410.4 million in 2008 from $337.7 million in 2007, representing a 21.5% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology off shoring is a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence has started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2008, increased 10% to 8,509 employees as compared to 7,709 employees as of December 31, 2007. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of December 31, 2008, the Company had approximately 82% of its billable workforce in India as compared to 79% as of December 31, 2007. The top five customers accounted for 59% of the total revenues in 2008, up from 55% of the total revenues in 2007. Moreover, the top 10 customers accounted for 71% of the total revenues in 2008 as compared to 73% in 2007.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $227.6 million, or 67% of total consolidated revenues in 2007, to $274.4 million, or 67% of total consolidated revenues in 2008. The $46.8 million increase is attributable principally to revenue from new engagements contributing $154.4 million, partially offset by a net decrease in revenues from existing projects by $62.5 million and by $45.1 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues decreased to 62.2% of Applications Outsourcing revenues in 2008, from 64.0% in 2007. The 1.8% decrease in cost of revenues as a percent of application outsourcing revenues was attributable primarily to rupee depreciation partly offset by onsite wage increases effective January 2008, offshore wage increases effective April 2008, investment in new areas and other expenses.

KPO REVENUES. The KPO segment started contributing revenues during 2004. Revenues from this segment were $81.3 million or 20% of total consolidated revenues for 2008 compared to $53.3 million or 16% of total consolidated revenues for 2007. The $28.0 million increase is attributable principally to revenue from new engagements contributing $6.7 million and a net increase in revenues from existing projects by $22.5 million offset by decrease in revenues as a result of project completions contributing $1.2 million.

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2008 decreased to 40.9% of the segment’s revenues from 48.4% for 2007. The 7.5% decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to better utilization of resources, lower travel and other costs, revenue increases and rupee depreciation, partially offset by an increase in headcount and other employee benefits.

e-BUSINESS REVENUES. e-Business revenues increased from $39.7 million in 2007, or 12% of total consolidated revenues, to $45.7 million in 2008, or 11% of total consolidated revenues. The $6.0 million increase is attributable principally to revenue from new engagements contributing $17.9 million, partially offset by a net decrease in revenues from existing projects by $4.1 million and by $7.8 million in lost revenues as a result of project completions.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues decreased to 48.5% of e-business revenues in 2008, from 59.8% in 2007, a decrease of 11.3%. This 11.3% decrease in cost of revenues, as a percent of total e-business revenues, was attributable primarily to better utilization of resources and increased revenue due to increased bill rate, partially offset by onsite wage increases effective January 2008, offshore wage increase effective April 2008 and other expenses.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $17.1 million, or 5% of total consolidated revenues in 2007, to $9.1 million, or 2% of total consolidated revenues in 2008. The $8.0 million decrease is principally attributable to reduction in revenues as a result of project completions by $9.3 million and net decrease in revenues from existing projects by $4.5 million, partially offset by revenue from new engagements and increased revenue from SkillBay web portal of $5.8 million.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues increased to 62.6% of TeamSourcing revenues in 2008, from 59.6% in 2007. The 3.0% increase in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to onsite wage increments.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general, and administrative costs for the year ended December 31, 2008 were $80.4 million or 19.6% of total revenues, compared to $68.9 million or 20.4% of total revenues for the year ended December 31, 2007.

Selling, general and administrative costs for the year ended December 31, 2008 were impacted by an increase in foreign exchange gain of $7.1 million and an increase in revenue of $72.8 million partly offset by an increase in billable pass through expenses of $1.2 million resulting in a 5.6 percentage point decrease in selling, general, and administrative expenses as a percentage of total revenue. The other cost increases include an increase in compensation cost of $5.0 million inclusive of bonus and benefits, depreciation of $3.1 million including one time software amortization of $0.3 million, rent of $1.4 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.7 million, office expenses of $4.2 million, marketing fees of $0.5 million, legal fees provision of $0.5 million, professional expenses of $1.3 million, travel and relocation expenses of $0.4 million, and increase in other expenses of $0.2 million which has resulted in an approximately 4.8 percentage point increase.

Selling, general and administrative costs for the year ended December 31, 2007 include foreign exchange loss of $1.9 million, billable pass through expenses of $0.9 million, customer-specific costs of $1.1 million and provision for doubtful debts of $0.2 million impacting 1.2 percentage point increase in selling, general, and administrative expenses as a percentage of total revenue. The other cost increases include increase in compensation cost of $3.9 million inclusive of the fringe benefit tax in India on stock-based compensation of $0.6 million, depreciation of $4.7 million, rent of $3.0 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.8 million, office expenses of $4.6 million and professional expenses of $0.4 million, partially offset by a decrease in travel and relocation expenses of $0.9 million and marketing expenses of $0.2 million which has resulted in an approximately 5.7 percentage point increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2008 was $2.0 million or 0.5% of total revenues, compared to $7.2 million or 2.1% of total revenues for the year ended December 31, 2007. The decrease in other income of $5.2 million was primarily due to forward contract loss of $5.2 million partly offset by gain on sale of mutual fund investments and other interest income.

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006.

Revenues. Net revenues increased to $337.7 million in 2007 from $270.2 million in 2006, representing a 25.0% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology off shoring is clearly becoming a mega trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence has started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount as of December 31, 2007, increased 40% to 7,709 employees as compared to 5,499 employees as of December 31, 2006. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our billing rates per offshore billable resources are generally lower as compared to our non-Indian based resources. As of December 31, 2007, the Company had approximately 79% of its billable workforce in India as compared to 73% as of December 31, 2006. The top five customers accounted for 55% of the total revenues in 2007, up from 52% of the total revenues in 2006. Moreover, the top 10 customers accounted for 73% of the total revenues in 2007 as compared to 70% in 2006.

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

Selling, general and administrative costs for the year ended December 31, 2007 include foreign exchange loss of $1.9 million, billable pass through expenses of $0.9 million, customer-specific costs of $1.1 million and provision for doubtful debts of $0.2 million impacting 1.2 percentage point increase in selling, general, and administrative expenses as a percentage of total revenue. The other cost increases include increase in compensation cost of $3.9 million inclusive of the fringe benefit tax in India on stock-based compensation of $0.6 million, depreciation of $4.7 million, rent of $3.0 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.8 million, office expenses of $4.6 million and professional expenses of $0.4 million, partially offset by a decrease in travel and relocation expenses of $0.9 million and marketing expenses of $0.2 million which has resulted in an approximately 5.7 percentage point increase.

Selling, general and administrative costs for the year ended December 31, 2006 include a one time legal expense related to settlement fees of $0.5 million, provision for doubtful debts of $0.4 million, provision for customer-specific costs of $0.4 million, service tax on marketing fees of $0.2 million, cost related to a special dividend of $1.25 per share on restricted stock of $0.2 million and write-offs of assets of $0.2 million. In addition to the above-described items, the 2.1 percentage point increase is primarily due to increases in certain costs in the year ended December 31, 2007 as against the year ended December 31, 2006, partially offset by an increase in revenue that has resulted in an approximately 4.8 percentage point decrease.

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

QUARTERLY RESULTS OF OPERATIONS

Note 17 “Selected Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2007 and ended December 31, 2008. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. All expansion programs and new campuses are being financed from internally generated funds.

The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. Remaining amounts are held by various banking institutions including India-based banks and debt mutual funds in India. The Company had a year end cash balance & short term investments of $132.3 million and $116.2 million as at December 31, 2008 and December 31, 2007, respectively.

Net cash provided by operating activities was $94.7 million; $63.2 million and $45.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The number of day’s sales outstanding in accounts receivable was approximately 47 days, 57 days and 56 days as of December 31, 2008, 2007 and 2006, respectively.

Net cash used in investing activities was $60.4 million for the year ended December 31, 2008. During 2008, the Company invested $183.4 million to purchase short-term investments and $36.3 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $159.4 million.

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

Net cash used in financing activities in 2008 was $30.3 million and was principally applied to the dividend distribution of $30.6 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans and tax benefits on employee stock option exercises of $0.3 million.

Net cash used in financing activities in 2007 was $8.8 million and was principally applied to the dividend distribution of $9.9 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $0.8 million and tax benefits on employee stock option exercises of $0.4 million.

Net cash used in financing activities in 2006 was $58.8 million, and principally applied to the dividend distribution of $61.1 million, partially offset by proceeds from the issuance of shares under stock option and stock purchase plans of $1.9 million and of tax benefits on employee stock option exercises of $0.4 million classified as financing activities as required by SFAS No. 123(R).

The Company has a line of credit with JPMorgan Chase Bank, N.A., which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2009. Borrowings under the line of credit will bear interest at greater of (i) the Prime Rate plus the applicable margin, or (ii) 4% per annum, and each negotiated rate advance, euro dollar advance at the Eurodollar Rate. There were no outstanding borrowings at December 31, 2008 and December 31, 2007.

The Company believes that the combination of present cash and short term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2008:

Contractual Obligation	Payments due by period ($ ’000)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$14,356	$6,822	$6,692	$842	—
Purchase obligations	$17,550	$17,550	—	—	—

Total	$31,906	$24,372	$6,692	$842	$—

Certain agreements for lease and purchase obligations included above are cancelable with a specified notice period or penalty; however, all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel’s software development centers/units are located in Mumbai, Chennai and Pune, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2010 (substituted for “2009” by Finance Act, 2008), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation and 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% exemption for another 5 years subject to fulfillment of criteria laid down.

Three SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. Further, two more SEZ units located at Mumbai have ceased to enjoy the above mentioned tax exemption effective April 1, 2008. One SEZ unit located at Mumbai has completed its first 5 years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed its first five years of 100% exemption from payment of corporate taxes effective April 1, 2008 , 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in Pune SEZ.

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2010. During the year ended December 31, 2008, Syntel started a KPO unit in Pune SEZ.

Syntel’s Special Economic Zone (SEZ) in Pune set up under SEZ Act 2005 commenced operations in 2008. SEZ for Chennai is under construction. Income from operation of SEZ, as a developer, is exempt from payment of corporate income taxes for 10 out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax Holiday under Indian Income Tax was $20.5 million, $9.5 million and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the fourth quarter of 2008 the Company repatriated cash dividends of $6.2 million out of the retained earnings of its controlled foreign subsidiary, Syntel Europe Limited, to the U.S. The Company recorded a net tax charge of approximately $0.6 million towards U.S. Federal and state taxes.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2008, the Company would have accrued taxes of approximately $90.0 million.

The Company adopted the provision of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $7.99 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The aforesaid amount is comprised of $6.43 million and $1.56 million towards tax and interest liability, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In Millions)
Balance as at January 1	$15.94	$17.31
Additions based on tax positions relate to the current year	1.29	1.35
Additions for tax positions of prior years	0.37	0.19
Reductions for tax positions of prior years	(3.00)	(3.28)
Settlements	—	—
Foreign currency translation effect	(0.97)	0.37

Balance as at December 31	$13.63	$15.94

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2008 and December 31, 2007, the Company recognized tax charge towards interest of approximately $0.43 million and $0.34 million, respectively and none in 2006. During the year 2008 and 2007 the Company recognized approximately $0.37 million and $0.34 million, respectively and none in 2006 in interest and reversed $0.78 million and $0.15 million during year 2008 and 2007, respectively towards interest previously accrued.

The Company had accrued approximately $1.39 million and $1.83 million for interest and penalties as of December 31, 2008 and December 31, 2007, respectively.

The Company’s amount of unrecognized tax benefits could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties based on the “more likely than not” concept contained in FIN 48. Such uncertainties, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns, based on “more likely than not” concept under FIN 48.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004. Management has evaluated those proposed adjustments and has appealed under the Fast Track Appeal procedure of the U.S. Internal Revenue Code. The Company does not anticipate the adjustments will result in any material change to its financial position.

Syntel Inc and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2004.

Syntel Limited has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial year 2001-02 and onwards.

During the years ended December 31, 2008, 2007 and 2006, the effective income tax rate was 13.6%, 10.9%, and 11.9% respectively.

The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier under FIN 48 which comprises of $2.2 million and $0.8 million towards tax and interest respectively. In addition, during 2008 the Company had recorded a charge of $1.1 million towards FIN 48 tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards refund of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%. During year ended December 31, 2007 the tax rate was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%. During the year ended December 31, 2006, the tax rate was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $2.22 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $.04 million provided at the adoption of FIN 48 during the year 2008. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal (‘ITAT’) and the matter stands in favor of Syntel Limited. The Income Tax Department has filed further appeal before the Bombay High Court.

A similar appeal filed by Syntel Limited with the Commissioner of Income Tax (Appeals) “CIT(A)” for the financial year 1999-2000 was however dismissed in March 2004. Syntel Limited has appealed this decision with the ITAT. During the year 2007, Syntel Limited has received a favorable order from the ITAT on this appeal. The Income Tax Department has filed further appeal before the Bombay High Court.

Syntel Limited has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel Limited was partially upheld for the other years. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel Limited has received a favorable order from ITAT. The Income Tax Department has filed further appeal before the Bombay High Court for the financial year 1996-97, 1997-98 and financial year 2000-01. Based on the events of the Quarter ended March 2008 that is the receipt of ITAT order for 4 years and the fact that the Income Tax Department has filed an appeal for other two years with the Bombay High Court, Syntel Limited revalidated the FIN 48 liability with the help of tax advisors and have decided that the FIN 48 liability of $3.0 million provided in respect of exchange gain on EEFC (Export Earners’ Foreign Currency) account is no longer required.

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $7.40 million for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial year 2001-02 of the disputed tax amount of approximately $3.0 million. The Income Tax Department may file further appeal before the Bombay High Court against the order of ITAT.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel Limited by CIT (A). Syntel Limited and Income Tax Department Appeals is fixed for hearing before ITAT on March 12, 2009. For the financial year 2003-04, the appeal of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal with ITAT for the amounts allowed by the CIT(A).

Further, Syntel Limited has not provided for disputed income tax liabilities aggregating to $0.15 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel Limited has filed necessary appeals/ petition.

Syntel Limited has provided for tax liability amounting to $2.33 million in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed further appeal before the Bombay High Court for the amount allowed by ITAT. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by the ITAT. For the Financial year 2001-02 Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The

Income Tax Department may file further appeal before the Bombay High Court against the order of ITAT. For the financial year 2002-03 Syntel Limited and Income Tax Department Appeals is fixed for hearing before ITAT on March 12, 2009. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel Limited. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax Department has decided against Syntel Limited and Syntel Limited has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Fringe Benefit Tax on Stock Based Compensation:

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which will impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge on Employee Stock Options/Restricted Options for the year ended December 31, 2008 and December 31, 2007 of $0.77 million and $0.64 million respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards set forth under Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements attached as an exhibit to this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

		(in thousands)
	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$65,031	$61,555
Short-term investments	67,293	54,643

Total	$132,324	$116,198

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

During the year ended December 31, 2008, the Indian rupee has depreciated against the U.S. dollar by 24.8% as compared to the year ended December 31, 2007. This rupee depreciation positively impacted the Company’s gross margin by 595 basis points, operating income by 873 basis points and net income by 892 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 49% and 69% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations the Company entered into foreign exchange forward contracts during the year ended December 31, 2008, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2008, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $57.0 million as of December 31, 2008. The outstanding foreign exchange forward contracts as of December 31, 2008 mature between one to eight months. Net Gains/(losses) on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the statement of income amounted to $(5.15) million for the year ended December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 54 of this Report and are incorporated herein by reference.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Horwath LLP, formerly known as Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the consolidated financial statements of Syntel, Inc. and its subsidiaries as of December 31, 2008 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting. From the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that have materially affected or could materially affect our Internal Control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 4, 2009 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

The Company has adopted a Code of Ethical Conduct applicable to all of the Company’s employees, executive officers and directors. The Code of Ethical Conduct, as currently in effect (together with any amendments that may be adopted from time to time), is posted in the “Investors—Corporate Governance” section of the Company’s website at www.syntelinc.com. Amendments to, and any waiver from, any provision of the Code of Ethical Conduct that requires disclosure under applicable SEC rules will be posted on the website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the sections entitled “Executive Compensation”, “Compensation Disclosure and Analysis” and “Proposal 1. Election of Directors—Compensation of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the section entitled “Additional Information” in the Registrant’s Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	126,155	$13.60	2,195,505
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	126,155	$13.60	2,195,505

**	Includes 1,478,370 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,135 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had no transactions with related persons requiring disclosure under this item. The information set forth in the section entitled “Proposal 1. Election of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP formerly known as Crowe Chizek and Company LLC served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2008, 2007 and 2006, and all the quarters of 2008, 2007 and 2006. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$386,403	$381,170
Audit—Related Fees	14,473	9,500
Tax Fees	13,229	14,280
All Other Fees	28,468	9,169

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management’s assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to transfer pricing, dividend and other advisory services.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2008 and 2007 as required by the Sarbanes-Oxley Act of 2002.

The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor’s independence, and has advised the Company that, in its opinion, the activities performed by Crowe Horwath LLP on the Company’s behalf are compatible with maintaining the independence of such auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 54 of this Report, which is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Line of Credit Agreement, dated August 31, 2002, between the Registrant and Bank One, Michigan filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2	Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3	Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4	Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

Exhibit No.	Description
10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12*	Employment Agreement, dated February 22, 2009, between the Company and Keshav Murugesh.

10.13*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole.

10.14*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain.

10.15*	Employment Agreement, dated October 18, 2001, between the Company and R. S. Ramdas.

10.16*	Employment Agreement, dated September 8, 2008, between the Company and Mukesh Jha.

10.17*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna.

10.18*	Employment Agreement, dated October 31, 2001, between the Company and Lakshmanan Chidambaram.

10.19*	Employment Agreement, dated January 5, 2009, between the Company and Srikanth Karra.

10.20*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy.

10.21*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj.

10.22	Amendment to Credit Agreement dated August 25, 2003, between the Registrant and Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.23	Amendment to Credit Agreement dated August 19, 2004, between the Registrant and Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.24	Amendment to Credit Agreement dated August 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.25	Amendment to Credit Agreement dated August 31, 2006, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 4, 2006, and incorporated herein by reference.

10.26	Amendment to Credit Agreement dated August 17, 2007, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.27	Amendment to Credit Agreement dated August 14, 2008, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.

10.28	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.29	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

Exhibit No.	Description
10.30	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.31	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.32	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

By:	/s/ KESHAV MURUGESH
Keshav Murugesh,
Chief Executive Officer and President

Dated: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BHARAT DESAI Bharat Desai	Chairman and Director	March 12, 2009

/s/ KESHAV MURUGESH Keshav Murugesh	Chief Executive Officer and President (Principal Executive Officer)	March 12, 2009

/s/ ARVIND GODBOLE Arvind Godbole	Chief Financial Officer & Chief Information Security Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ NEERJA SETHI Neerja Sethi	Director	March 12, 2009

/s/ PARITOSH K. CHOKSI Paritosh K. Choksi	Director	March 12, 2009

/s/ PAUL R. DONOVAN Paul R. Donovan	Director	March 12, 2009

/s/ PRASHANT RANADE Prashant Ranade	Director	March 12, 2009

/s/ VASANT RAVAL Vasant Raval	Director	March 12, 2009

Contents

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008	56

Consolidated Financial Statements

Consolidated Balance Sheets	57

Consolidated Statements of Income	58

Consolidated Statements of Shareholders’ Equity	59

Consolidated Statements of Cash Flows	60

Notes to Consolidated Financial Statements	61-83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As disclosed in Note 9, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

/s/ Crowe Horwath LLP

Fort Wayne, Indiana

March 6, 2009

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$65,031	$61,555
Short-term investments	67,293	54,643
Accounts receivable, net of allowance for doubtful accounts of $440 and $499 at December 31, 2008 and 2007, respectively	48,558	51,783
Revenue earned in excess of billings	6,506	7,340
Deferred income taxes and other current assets	19,373	20,364

Total current assets	206,761	195,685
Property and equipment	114,163	110,186
Less accumulated depreciation and amortization	40,385	44,602

Property and equipment, net	73,778	65,584
Goodwill	906	906
Deferred income taxes and other non current assets	13,400	10,520

Total assets	$294,845	$272,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$8,299	$7,434
Accrued payroll and related costs	23,942	25,416
Income taxes payable	8,630	5,901
Accrued liabilities	14,352	12,225
Deferred revenue	5,116	3,691
Dividends payable	2,769	2,671

Total current liabilities	63,108	57,338
Other non current liabilities	4,907	7,607

TOTAL LIABILITIES	68,015	64,945

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,265,021 and 41,140,226 shares issued and outstanding at December 31, 2008 and 2007, respectively	1	1
Restricted stock, 242,043 and 296,687 shares issued and outstanding at December 31, 2008 and 2007, respectively	7,170	5,113
Additional paid-in capital	65,739	64,712
Accumulated other comprehensive income (loss)	(26,285)	13,875
Retained earnings	180,205	124,049

Total shareholders’ equity	226,830	207,750

Total liabilities and shareholders’ equity	$294,845	$272,695

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net revenues	$410,426	$337,673	$270,229
Cost of revenues	231,729	205,422	167,980

Gross profit	178,697	132,251	102,249

Selling, general and administrative expenses	80,347	68,913	49,374

Income from operations	98,350	63,338	52,875
Other income, principally interest	2,031	7,222	4,894

Income before income taxes	100,381	70,560	57,769
Income taxes	13,700	7,700	6,853

Net income	$86,681	$62,860	$50,916

Cash dividends per share	$0.74	$0.24	$1.49

EARNINGS PER SHARE:
Basic	$2.10	$1.53	$1.25
Diluted	$2.10	$1.52	$1.24

Weighted average common shares outstanding:
Basic	41,233	41,060	40,819
Diluted	41,340	41,265	41,095

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
							Unrealized Investment Gain/(Loss)	Unamortized Actuarial Gain/(Loss)	Foreign Currency Translation Adjustment
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	40,679	$1	268	$1,942	$60,460	$89,022	$476	$—	$377	$152,278
Net income						50,916				50,916
Other Comprehensive income (loss), net of tax							2,173		653	2,826

Total Comprehensive Income										53,742
ESPP & Stock Option Activity	212				2,913					2,913
Restricted stock activity	24		31	1,448						1,448
Dividends, $1.49 per share						(60,639)				(60,639)

Balance, December 31, 2006	40,915	1	299	3,390	63,373	79,299	2,649	—	1,030	149,742

Net income						62,860				62,860
Other Comprehensive income (loss), net of tax							795	42	9,359	10,196

Total Comprehensive Income										73,056
ESPP & Stock Option Activity	94				1,339					1,339
Restricted stock activity	131		(2)	1,723						1,723
Cumulative effect adjustment related to FIN 48 adoption						(7,984)				(7,984)
Dividends, $0.24 per share						(10,126)				(10,126)

Balance, December 31, 2007	41,140	1	297	5,113	64,712	124,049	3,444	42	10,389	207,750

Net income						86,681				86,681
Other Comprehensive income (loss), net of tax							(3,357)	146	(36,949)	(40,160)

Total Comprehensive Income										46,521
ESPP & Stock Option Activity	8				1,027					1,027
Restricted stock activity	117		(55)	2,057						2,057
Dividends, $0.74 per share						(30,525)				(30,525)

Balance, December 31, 2008	41,265	$1	242	$7,170	$65,739	$180,205	$87	$188	$(26,560)	$226,830

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$86,681	$62,860	$50,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,482	10,762	6,055
Bad debt provisions, net	91	190	376
Realized gains on sales of short-term investments	(2,173)	(956)	(641)
Deferred income taxes	(3,435)	(800)	(459)
Compensation expense related to restricted stock	2,349	1,781	1,857
Share based compensation expense	25	180	603
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(16,512)	(6,676)	(6,912)
Other current assets	(5,344)	(9,883)	(7,294)
Accrued payroll and other liabilities	18,011	6,630	(63)
Deferred revenues	1,523	(904)	1,082

Net cash provided by operating activities	94,698	63,184	45,520

Cash flows from investing activities:
Property and equipment expenditures	(36,343)	(32,398)	(15,544)
Purchases of mutual funds	(141,273)	(102,051)	(57,563)
Purchases of term deposits with banks	(42,127)	(54,504)	(74,894)
Proceeds from sales of mutual funds	134,664	96,039	61,938
Maturities of term deposits with banks	24,700	53,160	50,791

Net cash used in investing activities	(60,379)	(39,754)	(35,272)

Cash flows from financing activities:
Net proceeds from issuance of common stock	215	798	1,915
Tax benefit on stock options exercised	60	361	395
Dividends paid	(30,577)	(9,931)	(61,100)

Net cash used in financing activities	(30,302)	(8,772)	(58,790)

Effect of foreign currency exchange rate changes on cash	(541)	(4,658)	707

Change in cash and cash equivalents	3,476	10,000	(47,835)
Cash and cash equivalents, beginning of year	61,555	51,555	99,390

Cash and cash equivalents, end of year	$65,031	$61,555	$51,555

Noncash investing and financing activities
Cash dividends declared but unpaid	$2,769	$2,671	$2,418
Supplemental disclosures of cash flow information—
Cash paid for income taxes	$12,641	$10,960	$13,145

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business

Syntel, Inc. and subsidiaries (individually and collectively “Syntel” or the “Company”) provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the financial and banking sector, insurance, manufacturing, healthcare, transportation, retail, and information/communication industries. The Company’s reportable operating segments consist of Applications Outsourcing, Knowledge Process Outsourcing (KPO), e-Business and TeamSourcing.

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

The wholly-owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company;

•	Syntel (Singapore) PTE. Limited, a Singapore limited liability company;

•	Syntel Europe, Limited. (“Syntel Europe”), a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel Hong Kong Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company;

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company. and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The formerly wholly-owned subsidiary of Syntel Delaware LLC (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware LLC on February 1, 2005 is:

•	State Street Syntel Services (Mauritius) Limited. (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly-owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company formerly known as Syntel Sourcing Private Limited.

The wholly-owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly-owned subsidiary of SSBML is:

•	Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company.

The wholly-owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

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

Revenues are reported net of sales incentives to customers.

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

During the year ended December 31, 2008, the Company entered into foreign exchange forward contracts with a notional amount of $140.0 million with maturity dates of one to eight months. During the year ended December 31, 2008, contracts amounting to $145.0 million expired resulting in a loss of $6.5 million. At December 31, 2008, foreign exchange forward contracts amounting to $57.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2008 is reflected in other current liabilities with a corresponding debit to expense, which was reported as a part of other income, for the direct customer related contracts of $5.1 million and debit to the other comprehensive income for the inter company related contracts of $2.4 million.

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

During the year ended December 31, 2006, the Company had not entered into any foreign exchange forward contracts.

Other income

Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2008 and December 31, 2007, approximately $12.2 million and $12.6 million, respectively, are in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

The Company establishes an allowance for doubtful accounts for known and inherent collection risks related to its accounts receivable. The estimation of the allowance is primarily based on the Company’s assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $13.5 million, $10.8 million and $6.1 million, respectively.

Long-lived assets (other than goodwill)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes no assets were impaired at December 31, 2008 and 2007.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment at least annually. Management believes no goodwill was impaired at December 31, 2008 and 2007.

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

During 2008, the Company has reversed a tax reserve of $3.0 million provided earlier under FIN 48 which comprises of $2.2 million and $0.8 million towards tax and interest, respectively. In determining the tax provisions, the Company also provides for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The portion of the reserve that is no longer required for any particular tax year is credited to the current year’s income tax provision.

In addition, during 2008 the Company has recorded a charge of $1.1 million towards FIN 48 tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books.

During 2008, the Company provided $0.3 million towards allowance for doubtful accounts. At December 31, 2008 the allowance for doubtful accounts was $0.4 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2008 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2008 by $0.08 per share.

During 2007, the Company reversed a tax reserve of $3.1 million of the accrual for income taxes related to the year 2003 along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million and credited it to the income tax provision.

During 2007 the Company recorded a benefit of $0.4 million related to the Research and Development credit, reversed valuation allowance of $0.1 million and provided for an additional tax reserve of $0.3 million.

During 2007, the Company provided $0.2 million towards allowance for doubtful accounts. At December 31, 2007 the allowance for doubtful accounts was $0.5 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2007 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2007 by $0.13 per share.

During 2006, the Company reversed $2.0 million of the accrual for income taxes related to the year 2002 and credited it to the income tax provision.

During 2006, the Company provided $0.4 million towards allowance for doubtful accounts. At December 31, 2006 the allowance for doubtful accounts was $2.8 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2006 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2006 by $0.04 per share.

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U. S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2008, December 31, 2007 and December 31, 2006, foreign exchange gain of $5.1 million, foreign exchange loss of $1.9 million and none was included in selling, general and administrative expenses, respectively.

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

Employee benefits

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $15,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2008, no Company contributions have been made.

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

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $2.1 million and $2.0 million as of December 31, 2008 and 2007, respectively, and are included within accrued payroll and related costs.

Vacation pay

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $3.8 million, $3.1 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006 respectively.

The amounts accrued for unutilized earned leave were $9.4 million and $8.7 million as of December 31, 2008 and 2007, respectively, and are included within accrued payroll and related costs.

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

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however on February 12, 2008, FASB issued FASB staff position FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company has adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157 has not had a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 with non-election of the fair value option available under SFAS No 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s financial position, results of operations and liquidity and its related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” which improves the relevance, comparability, and transparency of financial information provided in consolidated financials statements by establishing accounting and reporting standards for the non controlling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity and its related disclosures.

3. Short-Term Investments

Short-term investments included the following at December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Investments in mutual funds at carrying value	$25,120	$20,106
Term deposits with banks	42,173	34,537

Total	$67,293	$54,643

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Cost	$24,859	$19,776	$12,934
Unrealized gain, net	261	330	609

Carrying value	$25,120	$20,106	$13,543

Gross realized gains	$2,165	$956	$641
Proceeds on sales of mutual funds	134,664	96,039	61,938
Purchases of mutual funds	141,273	102,051	57,563

Information related to investments in term deposits with banks included the following at and for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Cost	$42,173	$34,537	$28,776

Maturities of term deposits	$24,700	$53,160	$50,791
Purchases of term deposits	42,127	54,504	74,894

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(In thousands)
Unbilled revenue for time and material projects	$8,367	$9,349
Unbilled revenue for fixed price projects	(1,861)	(2,009)

	$6,506	$7,340

Deferred revenue at December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(In thousands)
Deferred revenue on uncompleted fixed price development contracts	$4,898	$3,554
Other deferred revenue	218	137

	$5,116	$3,691

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$499	$2,828	$2,575
Provision	297	190	376
Write-offs, net of recoveries	(356)	(2,519)	(123)

Balance, end of year	$440	$499	$2,828

6. Property and Equipment

Property and equipment at December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(In thousands)
Office building	$13,277	$12,457
Computer equipment and software	34,921	41,387
Furniture, fixtures and other equipment	29,578	33,083
Vehicles	678	562
Leasehold improvements	5,187	5,774
Leasehold land	3,864	4,763
Residential property	1,249	316
Capital advances / work in progress	25,409	11,844

	114,163	110,186
Less accumulated depreciation and amortization	40,385	44,602

	$73,778	$65,584

7. Line of Credit

The Company has a line of credit with JPMorgan Chase Bank, N.A., which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2009. Borrowings under the line of credit will bear interest at greater of (i) the Prime Rate plus the applicable margin, or (ii) 4% per annum, and each negotiated rate advance, euro dollar advance at the Eurodollar Rate.

There were no outstanding borrowings at December 31, 2008 and December 31, 2007.

8. Leases

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2008 are as follows:

(In thousands)
2009	$6,822
2010	4,049
2011	2,643
2012	842
2013	—

$14,356

Total rent expense amounted to approximately $9.2 million, $7.8 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

9. Income Taxes

Income before income taxes for the Company’s U. S. and foreign operations for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
	(In thousands)
U. S.	$23,489	$17,074	$16,480
Foreign	76,892	53,486	41,289

	$100,381	$70,560	$57,769

Income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
	(In thousands)
Current:
Federal	$4,969	$1,976	$3,483
State	1,248	360	636
Foreign	11,720	7,349	3,193

Total current provision	17,937	9,685	7,312

Deferred:
Federal	306	(525)	(21)
State	56	(95)	(5)
Foreign	(4,599)	(1,365)	(433)

Total deferred provision (benefit)	(4,237)	(1,985)	(459)

Total provision for income taxes	$13,700	$7,700	$6,853

The components of net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets
Impairment of investments and capitalized development costs	$1,602	$1,602
Valuation allowance	(1,602)	(1,601)
Carryforward losses of subsidiaries	—	269
Minimum alternate tax credit of subsidiaries	3,948	1,052
Property, plant and equipment	369	110
Accrued expenses and allowances	3,827	3,616
Advanced billing receipts	1,174	756

Total deferred tax assets	9,318	5,804

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(2,153)
Provision for tax on unrealized gains in India	(447)	(157)

Total deferred tax liabilities	(2,173)	(2,310)

Net deferred tax assets	$7,145	$3,494

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2008	2007
	(In thousands)
Deferred tax asset, current	$6,338	$3,325
Deferred tax asset, non-current	806	169

	$7,144	$3,494

During 2001, the Company had recorded deferred tax assets related to tax benefits on write-off of certain investments. In 2005, the Company created a valuation allowance of $1.7 million against these deferred tax assets. During 2007, the Company generated a capital gain of $0.55 million which was adjusted against carry forward capital losses and accordingly the deferred tax asset and the valuation allowance amounts were revalued as at December 31, 2007.

Syntel’s software development centers/units are located in Mumbai, Chennai and Pune. Units in Mumbai are located in a Special Economic Zone (SEZ), the unit at Chennai is a 100% Export Oriented Unit (EOU) and units at Pune are registered with Software Technologies Park of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”), 100% EOUs at Chennai, units registered with STPI at Pune and certain units located in SEZ are eligible for an exemption from payment of corporate income taxes for up to 10 years of operations on the profits generated from these undertakings or March 31, 2010 (substituted for “2009” by Finance Act, 2008), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% exemption for another 5 years subject to fulfillment of criteria laid down.

Three SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. Further, two more SEZ units located at Mumbai have ceased to enjoy the above mentioned tax exemption effective April 1, 2008. One SEZ unit located at Mumbai has completed its first 5 years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed its first five years of 100% exemption from payment of corporate taxes effective April 1, 2008 , 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in Pune SEZ.

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2010. During the year ended December 31, 2008, Syntel started a KPO unit in Pune SEZ.

Syntel’s Special Economic Zone (SEZ) in Pune set up under SEZ Act 2005, commenced operations in 2008. SEZ for Chennai is under construction. Income from operation of SEZ, as a developer, is exempt from payment of corporate income taxes for 10 out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax Holiday under Indian Income Tax was $20.5 million, $9.5 million and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the fourth quarter of 2008 the Company repatriated cash dividends of $6.2 million out of the retained earnings of its controlled foreign subsidiary, Syntel Europe Limited, to the U.S. The Company recorded a net tax charge of approximately $0.6 million towards U.S. Federal and state taxes.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2008, the Company would have accrued taxes of approximately $90.0 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U. S. federal income tax rate of 35% for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6%	1.0%	1.1%
Tax-free investment income	(0.1)%	(0.1)%	(0.5)%
Foreign effective tax rates different from US Statutory Rate	(16.5)%	(18.0)%	(20.2)%
Tax reserves	(3.4)%	(4.3)%	(3.5)%
Valuation allowance	—	(0.1)%	—
Tax on UK dividend at different rate	(1.6)%	—	—
Other, net	(0.4)%	(2.6)%	—

Effective income tax rate	13.6%	10.9%	11.9%

The Company adopted the provision of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $7.99 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The aforesaid amount is comprised of $6.43 million and $1.56 million towards tax and interest liability, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In Millions)
Balance as at January 1	$15.94	$17.31
Additions based on tax positions relate to the current year	1.29	1.35
Additions for tax positions of prior years	0.37	0.19
Reductions for tax positions of prior years	(3.00)	(3.28)
Settlements	—	—
Foreign currency translation effect	(0.97)	0.37

Balance as at December 31	$13.63	$15.94

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2008 and December 31, 2007, the Company recognized tax charge towards interest of approximately $0.43 million and $0.34 million, respectively and none in 2006. During the year 2008 and 2007 the Company recognized approximately $0.37 million and $0.34 million, respectively and none in 2006 in interest and reversed $0.78 million and $0.15 million during year 2008 and 2007, respectively towards interest previously accrued.

The Company had accrued approximately $1.39 million and $1.83 million for interest and penalties as of December 31, 2008 and December 31, 2007, respectively.

The Company’s amount of unrecognized tax benefits could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties based on the “more likely than not” concept contained in FIN 48. Such uncertainties, which are recorded in income taxes payable, are based on FIN 48 interpretation and on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year, is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns, based on “more likely than not” concept under FIN 48.

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004. Management has evaluated those proposed adjustments and has appealed under the Fast Track Appeal procedure of the U.S. Internal Revenue Code. The Company does not anticipate the adjustments will result in any material change to its financial position.

Syntel Inc and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2004.

Syntel Limited has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial year 2001-02 and onwards.

During the years ended December 31, 2008, 2007 and 2006, the effective income tax rate was 13.6%, 10.9%, and 11.9% respectively.

The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier under FIN 48 which comprises of $2.2 million and $0.8 million towards tax and interest respectively. In addition, during 2008 the Company had recorded a charge of $1.1 million towards FIN 48 tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards refund of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%. During year ended December 31, 2007 the tax rate was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%. During the year ended December 31, 2006, the tax rate was impacted by reversal of $2.0 million of the accrual for income taxes related to the year 2002. Without the above, the effective tax rate for the year ended December 31, 2006 would have been 15.3%. The tax rate continues to be positively impacted by the combined effects of offshore transition and reduced onsite profitability.

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $2.22 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $.04 million provided at the adoption of FIN 48 during the year 2008. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal (‘ITAT’) and the matter stands in favor of Syntel Limited. The Income Tax Department has filed further appeal before the Bombay High Court.

A similar appeal filed by Syntel Limited with the Commissioner of Income Tax (Appeals) “CIT(A)” for the financial year 1999-2000 was however dismissed in March 2004. Syntel Limited has appealed this decision with the ITAT. During the year 2007, Syntel Limited has received a favorable order from the ITAT on this appeal. The Income Tax Department has filed further appeal before the Bombay High Court.

Syntel Limited has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel Limited was partially upheld for the other years. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel Limited has received a favorable order from the ITAT. The Income Tax Department has filed further appeal before the Bombay High Court for the financial year 1996-97, 1997-98 and financial year 2000-01. Based on the events of the Quarter ended March 2008 that is the receipt of ITAT order for 4 years and the fact that the Income Tax Department has filed an appeal for other two years with the Bombay High Court, Syntel Limited revalidated the FIN 48 liability with the help of tax advisors and have decided that the FIN 48 liability of $3.0 million provided in respect of exchange gain on EEFC (Export Earners’ Foreign Currency) account is no longer required.

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $7.40 million for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007 against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial year 2001-02 of the disputed tax amount of approximately $3.0 million. The Income Tax Department may file further appeal before the Bombay High Court against the order of ITAT.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel Limited by CIT (A). Syntel Limited and Income Tax Department Appeals is fixed for hearing before ITAT on March 12, 2009. For the financial year 2003-04, the appeal of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal with ITAT for the amounts allowed by the CIT(A).

Further, Syntel Limited has not provided for disputed income tax liabilities aggregating to $0.15 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel Limited has filed necessary appeals/ petition.

Syntel Limited has provided for tax liability amounting to $2.33 million in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income Tax Department has filed further appeal before the Bombay High Court for the amount allowed by the ITAT. For the Financial year 2001-02 Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02.

The Income Tax Department may file further appeal before the Bombay High Court against the order of ITAT. For the financial year 2002-03 Syntel Limited and Income Tax Department Appeals is fixed for hearing before ITAT on March 12, 2009. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel Limited. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax Department has decided against Syntel Limited and Syntel Limited has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008		2007		2006
	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,233	$2.10	41,060	$1.53	40,819	$1.25
Potential dilutive effect of stock options	107	(0.00)	205	(0.01)	276	(0.01)

Diluted earnings per share	41,340	$2.10	41,265	$1.52	41,095	$1.24

For the years ended December 31, 2008, 2007 and 2006, stock options to purchase 15,000, none and 9,500 shares of Common Stock, respectively, at a weighted-average price per share of $25.89, none and $26.89, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and was anti-dilutive.

11. Dividend

The Company has paid quarterly cash dividends of $0.06 per share during 2008, 2007 and 2006. In addition, the Board of Directors declared and paid a special cash dividend of $0.50 per share and $1.25 per share during 2008 and 2006, respectively. Per share cash dividends paid in 2008, 2007 and 2006 were $0.74, $0.24 and $1.49, respectively.

In addition the wholly owned subsidiary of the Company Syntel Europe Limited declared and paid cash dividend of $6.3 million to Syntel Inc for the year 2008.

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

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $2.37 million, $1.96 million and $2.46 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the quarter ended June 30, 2004, the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30%, and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively. The restriction on all stocks described in this paragraph lapsed during the year ended December 31, 2008.

On different dates during the years ended December 31, 2008, 2007 and 2006, the Company issued 80,676, 14,464 and 16,536 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the years ended December 31, 2008, 2007 and 2006 the Company issued another 33,000, 66,000 and 57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the years ended December 31, 2008, 2007 and 2006, the Company expensed $2.20 million, $1.72 million and 1.45 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the years ended December 31, 2008 and 2007, the Company recorded $0.15 million and $0.06 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2008, 2007 and 2006 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of the Adoption of SFAS No. 123R

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
Cost of revenues	$641	$819	$1,018
Selling, general and administrative expenses	1,733	1,142	1,442

	$2,374	$1,961	$2,460

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006, was $0.02 million, $0.80 million and $1.92 million, respectively. New shares were issued for all options exercised during the year ended December 31, 2008.

As of December 31, 2008, the estimated compensation cost of non-vested options (excluding restricted stock) is $0.01 million to be vested mainly over the next two years.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2008	2007	2006
Assumptions:
Risk free interest rate	1.50%	3.14%	4.63%
Expected life	5 years	5 years	5 years
Expected volatility	62.76%	63.04%	65.19%
Expected dividend yield	3.20%	0.62%	5.56%

The Company’s computation of expected volatility for the years ended December 31, 2008, 2007 and 2006 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2008 and 2007:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2008	129,605	$14.05
Granted	—	—
Exercised	(11,075)	19.45
Adjustment	8,000	5.81
Forfeited	—	—
Expired / Cancelled	(375)	5.00

Outstanding at December 31, 2008	126,155	$13.60	3.08	$1,209

Options Exercisable at December 31, 2008	125,555	$13.59	3.07	$1,206

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2007	208,869	$13.07
Granted	—	—
Exercised	(71,993)	10.96
Forfeited	—	—
Expired / Cancelled	(7,271)	7.46

Outstanding at December 31, 2007	129,605	$14.55	4.43	$3,173

Options Exercisable at December 31, 2007	121,555	$13.88	4.31	$3,059

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	438,251	$12.28
Granted	—	—
Exercised	(163,985)	9.40
Forfeited	(41,300)	18.95
Expired / Cancelled	(24,097)	13.64

Outstanding at December 31, 2006	208,869	$13.07	4.78	$2,870

Options Exercisable at December 31, 2006	177,569	$15.08	4.41	$2,678

No options were granted during the years ended December 31, 2008, 2007 and 2006. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.16 million, $1.79 million and $2.07 million, respectively. The aggregate fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.03 million, $0.46 million and $0.83 million, respectively.

13. Commitments & Contingencies

As of December 31, 2008, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $17.6 million primarily related to the technology Campuses being constructed at Pune and Chennai in India.

The Company and its subsidiaries are parties to litigation and claims which have arisen in the normal course of their activities. As of December 31, 2008, the Company has accrued $0.5 million towards litigation and legal fees. Although the amount of the Company’s ultimate liability, if any, with respect to these matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations and cash flows.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai forming part of a Special Economic Zone (‘SEZ’) and in Chennai and Pune, which are registered under the Software Technology Parks (‘STP’) scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

14. Employee Benefit Plans

Provident Fund Contribution expense recognized by Indian entities was $2.16 million, $1.74 million and $1.05 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Expense recognized by Indian entities under the Gratuity Plan was $0.97 million, $0.74 million and $0.50 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Application Outsourcing,

•	Knowledge Process Outsourcing (KPO),

•	e-Business; and

•	TeamSourcing;

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

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In Thousands)
Net Revenues:
Applications Outsourcing	$274,375	$227,642	$194,474
KPO	81,287	53,309	20,873
e-Business	45,693	39,662	37,251
TeamSourcing	9,071	17,060	17,631

	410,426	337,673	270,229
Gross Profit:
Applications Outsourcing	103,722	81,870	72,502
KPO	48,053	27,533	12,551
e-Business	23,529	15,950	10,506
TeamSourcing	3,393	6,898	6,690

	178,697	132,251	102,249
Selling, general and administrative expenses	80,347	68,913	49,374

Income from operations	$98,350	$63,338	$52,875

The Company’s largest customer in 2008, 2007 and 2006 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $81.9 million, $63.1 million and $49.6 million, contributing approximately 20%, 19% and 18% of total consolidated revenues during 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, accounts receivable from this customer was $0.9 million and $2.2 million, respectively. The majority of the revenue from this customer was generated in the Applications Outsourcing segment.

The Company’s second largest customer, State Street Bank had revenues in excess of 10% of total consolidated revenues for the years 2008 and 2007. Revenue from this customer was approximately $81.1 million, $56.1 million and $28.2 million, contributing approximately 20%, 17% and 10% of total consolidated revenues during 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, accounts receivable from this customer was $10.9 million, $12.1 million and $3.9 million, respectively. The majority of the revenue from this customer was generated in Applications Outsourcing and KPO segments.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Net revenues (1)
North America (2)	$365,450	$303,053	$248,716
India	12,080	6,232	1,092
Europe (3)	31,100	27,601	19,632
Rest of the World	1,796	787	789

Total	$410,426	$337,673	$270,229

	2008	2007	2006
Long-lived assets (4)
North America (2)	$2,182	$6,929	$5,278
India	72,479	59,535	33,910
Europe	23	24	14
Rest of the World	—	2	18

Total	$74,684	$66,490	$39,220

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Substantially all relates to operations in the United States.

3.	Includes revenue from operations primarily in United Kingdom of $25,636, $24,488 and $17,209 in 2008, 2007 and 2006, respectively.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2008
Net revenues	$98,514	$103,418	$103,765	$104,729	$410,426
Cost of revenues	58,828	60,900	57,814	54,187	231,729

Gross profit	39,686	42,518	45,951	50,542	178,697
Selling, general and administrative expenses	20,528	19,703	19,815	20,301	80,347

Income from operations	19,158	22,815	26,136	30,241	98,350
Other income (expense) net	1,009	(920)	629	1,313	2,031

Income before income taxes	20,167	21,895	26,765	31,554	100,381
Income tax (benefit) expense (1)	(267)	4,479	4,620	4,868	13,700

Net income	$20,434	$17,416	$22,145	$26,686	$86,681

Earnings per share, diluted (a)	$0.49	$0.42	$0.54	$0.64	$2.10

Weighted average shares outstanding, diluted	41,284	41,332	41,347	41,398	41,340

2007
Net revenues	$75,430	$80,357	$87,885	$94,001	$337,673
Cost of revenues	45,902	49,697	52,887	56,936	205,422

Gross profit	29,528	30,660	34,998	37,065	132,251
Selling, general and administrative expenses	12,939	16,159	18,333	21,482	68,913

Income from operations	16,589	14,501	16,665	15,583	63,338
Other income, principally interest	1,243	1,426	1,659	2,894	7,222

Income before income taxes	17,832	15,927	18,324	18,477	70,560
Income tax expense	2,456	2,664	11	2,569	7,700

Net income	$15,376	$13,263	$18,313	$15,908	$62,860

Earnings per share, diluted (a)	$0.37	$0.32	$0.44	$0.39	$1.52

Weighted average shares outstanding, diluted	41,318	41,185	41,256	41,300	41,265

(1)	The income tax provision for the first quarter of 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier under FIN 48 which comprises of $2.2 million and $0.8 million towards tax and interest respectively.

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Line of Credit Agreement, dated August 31, 2002, between the Registrant and Bank One, Michigan filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2	Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3	Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4	Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006, and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12*	Employment Agreement, dated February 22, 2009, between the Company and Keshav Murugesh.

Exhibit No.	Description
10.13*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole.

10.14*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain.

10.15*	Employment Agreement, dated October 18, 2001, between the Company and R. S. Ramdas.

10.16*	Employment Agreement, dated September 8, 2008, between the Company and Mukesh Jha.

10.17*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna.

10.18*	Employment Agreement, dated October 31, 2001, between the Company and Lakshmanan Chidambaram.

10.19*	Employment Agreement, dated January 5, 2009, between the Company and Srikanth Karra.

10.20*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy.

10.21*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj.

10.22	Amendment to Credit Agreement dated August 25, 2003, between the Registrant and Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.23	Amendment to Credit Agreement dated August 19, 2004, between the Registrant and Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.24	Amendment to Credit Agreement dated August 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., successor in interest to Bank One, NA, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.25	Amendment to Credit Agreement dated August 31, 2006, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 4, 2006, and incorporated herein by reference.

10.26	Amendment to Credit Agreement dated August 17, 2007, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.27	Amendment to Credit Agreement dated August 14, 2008, between the Registrant and JPMorgan Chase Bank, N.A., filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.

10.28	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.29	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.30	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.31	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.32	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer