Form 10-Q
period 2009-03-31
SYNTEL INC
filed 2009-05-08
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, no par value: 41,509,593 shares issued and outstanding as of April 30, 2009.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Net revenues	$96,434	$98,514
Cost of revenues	51,562	58,828

Gross profit	44,872	39,686

Selling, general and administrative expenses	18,724	20,528

Income from operations	26,148	19,158

Other income, principally interest	985	1,009

Income before income taxes	27,133	20,167

Income tax expense (benefit)	(216)	(267)

Net income	$27,349	$20,434

Dividend per share	$0.06	$0.06

EARNINGS PER SHARE:
Basic	0.66	0.50
Diluted	0.66	0.49

Weighted average common shares outstanding:
Basic	41,356	41,135
Diluted	41,435	41,284

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$57,774	$65,031
Short term investments	80,180	67,293
Accounts receivable, net of allowances for doubtful accounts of $2,094 and $440 at March 31, 2009 and December 31, 2008, respectively	43,216	48,558
Revenue earned in excess of billings	11,776	6,506
Deferred income taxes and other current assets	18,737	19,373

Total current assets	211,683	206,761

Property and equipment	112,593	114,163
Less accumulated depreciation and amortization	42,064	40,385

Property and equipment, net	70,529	73,778

Goodwill	906	906
Deferred income taxes and other non current assets	14,422	13,400

TOTAL ASSETS	$297,540	$294,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$7,357	$8,299
Accrued payroll and related costs	18,864	23,942
Income taxes payable	2,769	8,630
Accrued liabilities	12,502	14,352
Deferred revenue	4,646	5,116
Dividends payable	2,787	2,769

Total current liabilities	48,925	63,108

Other non current liabilities	5,228	4,907

TOTAL LIABILITIES	54,153	68,015
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	243,387	226,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$297,540	$294,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Unrealized Investment Gain	Accumulated other Comprehensive Income	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
								Unamortised acturial gain
Balance, January 1, 2009	41,265	$1	242	$7,170	$65,739	$180,205	$87	$188	$(26,560)	$226,830

Net income						27,349				27,349

Other comprehensive income, net of tax							28	(47)	(8,843)	(8,862)

Total Comprehensive Income										18,487

Stock options activity	3				79					79

Restricted stock activity	2		(5)	467						467

Dividends						(2,476)				(2,476)

Balance, March 31, 2009	41,270	$1	237	$7,637	$65,818	$205,078	$115	$141	$(35,403)	$243,387

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,349	$20,434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,837	3,385
Bad debt provisions	1,478	162
Realized gains on sales of short term investments	(340)	(217)
Deferred income taxes	(232)	(1,114)
Compensation expense related to restricted stock	514	687
Adjustment related to the FIN 48 liabilities and other tax credits	(4,301)	(3,320)
Share based compensation expense	—	12
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(4,324)	(10,121)
Other assets	(1,677)	(1,407)
Accrued payroll and other liabilities	(7,474)	(4,874)
Deferred revenue	(447)	6

Net cash provided by operating activities	14,383	3,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(3,470)	(8,040)
Purchase of mutual funds	(44,309)	(32,515)
Purchase of term deposits with banks	(19,898)	(7,008)
Proceeds from sales of mutual funds	42,981	19,543
Maturities of term deposits with banks	5,537	6,453

Net cash used in investing activities	(19,159)	(21,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	50	23
Tax benefit on stock options exercised	—	38
Dividends paid	(2,477)	(2,471)

Net cash used in financing activities	(2,427)	(2,410)

Effect of foreign currency exchange rate changes on cash	(54)	(136)

Change in cash and cash equivalents	(7,257)	(20,480)

Cash and cash equivalents, beginning of period	65,031	61,555

Cash and cash equivalents, end of period	$57,774	$41,075

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,787	$2,686

Cash paid for income taxes	5,899	1,294

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2009, the results of their operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The year-end condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel (Singapore) PTE. Limited, a Singapore limited liability company;

•	Syntel Europe, Limited (“Syntel Europe”), an United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel Hong Kong Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company;

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The formerly wholly owned subsidiary of Syntel Delaware (as of December 31, 2004) that became a partially owned joint venture of Syntel Delaware on February 1, 2005 is:

•	State Street Syntel Services (Mauritius) Limited (“SSSSML”), a Mauritius limited liability company formerly known as Syntel Solutions (Mauritius) Limited.

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company formerly known as Syntel Sourcing Private Limited.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SSBML is:

•	Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

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

During the quarter ended March 31, 2009, the Company entered into foreign exchange forward contracts with a notional amount of $6.0 million and with maturity dates of two to three months. During the quarter ended March 31, 2009, contracts amounting to $45.0 million expired resulting in a loss of $0.9 million. At March 31, 2009, foreign exchange forward contracts amounting to $18.0 million were outstanding. The fair value of the foreign exchange forward contracts of $0.02 million is reflected in other current liabilities in the balance sheet of the Company as at March 31, 2009. During the quarter ended March 31, 2009 forward contract loss of $0.7 million pertaining to direct client related contracts is recorded as other expense and forward contract loss of $0.2 million pertaining to inter company related contracts is recorded as other comprehensive loss.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At March 31, 2009 and December 31, 2008, approximately $13.3 million and $12.2 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8. COMPREHENSIVE INCOME

Total Comprehensive Income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$27,349	$20,434
Other comprehensive income
- Unrealized investment gain	28	107
- Unrealized gain/(Loss) on Investments net of tax	(47)	—
- Foreign Currency translation adjustment	(8,843)	(782)

Total comprehensive income	$18,487	$19,759

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

The following tables set forth the computation of earnings per share:

	Three Months Ended March 31,
	2009		2008
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,356	$0.66	41,135	$0.50
Potential dilutive effect of stock options outstanding	79	—	149	(0.01)

Diluted earnings per share	41,435	$0.66	41,284	$0.49

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Applications Outsourcing	$67,506	$66,022
KPO	18,714	19,977
e-Business	8,431	10,130
TeamSourcing	1,783	2,385

	$96,434	$98,514

Gross Profit:
Applications Outsourcing	$27,443	$22,318
KPO	11,727	12,177
e-Business	4,882	4,511
TeamSourcing	820	680

	44,872	39,686

Selling, general and administrative expenses	18,724	20,528

Income from operations	$26,148	$19,158

During the three months ended March 31, 2009, State Street Bank and American Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenue from State Street Bank and American Express Corp. was $20.5 million and $17.4 million, respectively, during the three months ended March 31, 2009, contributing approximately 21.3% and 18.1%, respectively of total consolidated revenues. The corresponding revenues for the three months ended March 31, 2008 from State Street Bank and American Express Corp was $19.6 million and $17.4 million, respectively, contributing approximately 19.9% and 17.7%, respectively, of total consolidated revenues. At March 31, 2009 and December 31, 2008, accounts receivable from State Street Bank were $11.3 million and $10.9 million, respectively. Accounts receivable from American Express Corp. were $2.1 million and $0.9 million, respectively, as at March 31, 2009 and December 31, 2008.

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net revenues (1)
North America (2)	$88,058	$86,216
India	1,449	3,572
Europe (3)	6,664	8,040
Rest of the world	263	686

Total revenue	$96,434	$98,514

	March 31, 2009	December 31, 2008
	(in thousands)
Long-Lived Assets (4)
North America (2)	$2,152	$2,182
India	69,257	72,479
Europe	26	23
Rest of the world	—	—

Total revenue	$71,435	$74,684

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location

2.	Primarily relates to operations in the United States

3.	Primarily relates to operations in the United Kingdom

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2009	2008
Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.4%	0.6%
Foreign effective tax rates different from US statutory rate	(19.7)%	(20.5)%
Tax Reserve	(12.1)%	(14.9)%
Other, net	(4.4)%	(1.5)%

Effective Income Tax Rate	(0.8)%	(1.3)%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 and initially recognized a FIN 48 liability in the financial statements by debiting retained earnings, when it was more likely than not, based on the technical merits, that a tax position would not be sustained upon examination.

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

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS had issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During first quarter 2009 the Company completed the appeal process with IRS under Fast Track Settlement process and agreed to settle all disagreements with IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position.

Based upon the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits, the Company reviewed its global FIN 48 liabilities and other tax positions and recorded a favorable adjustment which reduced current quarter’s tax expense by $4.3 million.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2005 and for state tax examinations for years before 2003. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2002-03 and onwards.

During the quarter ended March 31, 2008, the Company received favorable orders from the Income Tax Appellate Authorities of one jurisdiction, resulting in meeting the more-likely-than-not threshold for a particular tax position. The Company reviewed its FIN 48 liability and reversed an earlier provision amounting to $2.99 million, which comprised of $2.21 million and $0.78 million towards tax and interest, respectively. The Company is also entitled to interest on the tax paid. The tax authorities filed further appeals before the Bombay High Court. Due to the uncertain nature of the outcome of the ultimate settlement of the above tax position, the Company has not recorded such interest income as of March 31, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended March 31, 2009, the Company recognized interest of approximately $0.14 million.

During the three months ended March 31, 2009 and 2008, the effective income tax rates were (0.8%) and (1.3%), respectively. The tax rate for the three months ended March 31, 2009 is impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global FIN 48 liabilities and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the three months ended March 31, 2008 is favorably impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon, enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU), or as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2010 (substituted for “2009” by Finance Act, 2008-’the sunset date’), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of certain criteria.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.2 million as of March 31, 2009 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

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

A similar appeal filed by Syntel India with the CIT(A) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India received a favorable order from the ITAT on this appeal. The Income Tax Department filed further appeal before the Bombay High Court. Syntel India has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96. The contention of Syntel India was partially upheld for the other years. Syntel India filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the year 1996-97, 1997-98 and 2000-01 with the ITAT. The Company has received a favorable order from the ITAT, the Income Tax Department filed further appeals before the Bombay High Court.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $7.1 million as of March 31, 2009 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department may file further appeal before the Bombay High Court against the order of ITAT.

During the year 2007, Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel India by CIT(A). Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on May 12, 2009 . Syntel India received an order from the CIT(A) for financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal with ITAT against the relief granted to Syntel India by CIT(A).

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.15 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.26 million as of March 31, 2009 in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. The Income Tax Department filed further appeal before the Bombay High Court. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income Tax Department filed a further appeal before the Bombay High Court for the financial year 1996-97, 1997-98 and 2000-01. For the financial years 2001-02 and 2002-03, the CIT(A) has held against Syntel India and Syntel India has filed further appeal with the ITAT. Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department may file further appeal before the Bombay High Court against the order of ITAT. For the financial year 2002-03, Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on May 12, 2009 . For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax Department has decided against Syntel India and Syntel India has filed an appeal with the CIT(A). During the quarter ended March 31, 2009 , the appeal of the company is fully allowed by the CIT (A) in favour of the Syntel India. The Income Tax Department may file further appeal against the relief granted to Company by CIT (Appeals),

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Fringe Benefit Tax on Stock Based Compensation

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge of zero and $0.07 million for the three months ended March 31, 2009 and March 31, 2008, respectively, on employee stock options/restricted stock grants.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required and accordingly BPT provision amounting to $0.4 million has not been recorded in the books for the quarter ended March 31, 2009. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $0.9 million as of March 31, 2009.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $95.6 million as of March 31, 2009.

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

For certain options granted during 1997, since expired, the exercise price was less than the fair value of the Company’s stock on the date of grant and, accordingly, compensation expense had being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options.

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $0.51 million and $0.70 million, respectively, including a charge for restricted stock.

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

On different dates during the years ended December 31, 2008, 2007, 2006 and 2005, the Company issued 80,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

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

During the three months ended March 31, 2009 and 2008, the Company expensed $0.50 million and $0.67 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended March 31, 2009 and 2008, the Company recorded $0.02 million and $0.02 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2008, 2007 and 2006 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cost of revenues	$133	$256
Selling, general and administrative expenses	381	443

	$514	$699

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2009 and 2008, was $0.05 million and $0.02 million respectively. New shares were issued for all options exercised during the three months ended March 31, 2009.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Three Months Ended March 31,
	2009	2008
Assumptions:
Risk free interest rate	1.81%	2.26%
Expected life	5.00	5.00
Expected volatility	62.68%	62.98%
Expected dividend yield	1.17%	0.88%

The Company’s computation of expected volatility for the three months ended March 31, 2009 and 2008 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	125,203	$13.60
Granted	—	—
Exercised	3,829	13.10
Forfeited	—	—
Expired / Cancelled	10,627	24.78

Outstanding at March 31, 2009	110,747	$12.54	2.20	$1,389

Options Exercisable at March 31, 2009	110,747	$12.54	2.20	$1,389

No options were granted during the three months ended March 31, 2009 and 2008. The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.04 million and $0.04 million, respectively. The aggregate fair value of shares vested during the three months ended March 31, 2009 and 2008 was $0 million and $0.01 million, respectively.

14. PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $1.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

The amounts accrued for unutilized earned leave are $9.5 million and $9.4 million as of March 31, 2009 and December 31, 2008, respectively, and are included within ‘Accrued payroll and related costs’.

15. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues in the three months ended March 31, 2009 decreased to $96.4 million from $98.5 million in the three months ended March 31, 2008, representing a 2.1% decrease. The decrease in revenue was primarily due to reduction in discretionery spending by the customers coupled with rupee depreciation and pricing pressure. However, the Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings. Worldwide billable headcount as of March 31, 2009 increased by 7.8% to 8,529 employees as compared to 7,911 employees as of March 31, 2008. However, there is a decrease in revenues despite growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource in addition to curtailed customer spending programs, rupee depreciation and pricing pressure. As of March 31, 2009, the Company had approximately 82.0% of its billable workforce in India as compared to 80.0% as of March 31, 2008. The Company’s top five clients accounted for 59.2% of the total revenues in the three months ended March 31, 2009, up from 56.2% of its total revenues in the three months ended March 31, 2008. Moreover, the Company’s top 10 clients accounted for 74.1% of the total revenues in the three months ended March 31, 2009 as compared to 72.8% in the three months ended March 31, 2008.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $67.5 million for the three months ended March 31, 2009 or 70.0% of total revenues, from $66.0 million, or 67.0% of total revenues for the three months ended March 31, 2008. The $1.5 million increase was attributable primarily to revenues from new engagements contributing $48.3 million, largely offset by $46.8 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 59.3% of total Applications Outsourcing revenues for the three months ended March 31, 2009, from 66.2% for the three months ended March 31, 2008. The 6.9% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2009 was attributable primarily to better utilization of resources, rupee depreciation and increase in revenue.

KPO Revenues. KPO revenues decreased to $18.7 million for the three months ended March 31, 2009, or 19.4% of total revenues, from $20.0 million, or 20.3% of total revenues for the three months ended March 31, 2008. The $1.3 million decrease was attributable primarily to $4.0 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $2.7 million

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended March 31, 2009 decreased to 37.3% of KPO revenues from 39.0% for the three months ended March 31, 2008. The 1.7% decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to better utilization of resources, rupee depreciation, lower travel and other costs.

e-Business Revenues. E-Business revenues decreased to $8.4 million for the three months ended March 31, 2009, or 8.7% of total revenues, from $10.1 million, or 10.3% of total revenues for the three months ended March 31, 2008. The $1.7 million decrease was attributable primarily to $7.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $6.0 million.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 42.1% of total e-Business revenues for the three months ended March 31, 2009, from 55.5% for the three months ended March 31, 2008. The 13.4% decrease in cost of revenues as a percent of e-Business revenues for the three months ended March 31, 2009 is principally attributable to rupee depreciation and better utilization of resources.

TeamSourcing Revenues. TeamSourcing revenues decreased to $1.8 million for the three months ended March 31, 2009, or 1.8% of total revenues, from $2.4 million, or 2.4% of total revenues for the three months ended March 31, 2008. The $0.6 million decrease was attributable primarily to $2.0 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements, and net reduction in revenues from existing projects, partially offset by revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $1.4 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 54.0% of TeamSourcing revenues for the three months ended March 31, 2009, from 71.5% for the three months ended March 31, 2008. The 17.5 percentage point decrease in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to better utilization of resources.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended March 31, 2009 were $18.7 million or 19.4% of total revenues, compared to $20.5 million or 20.8% of total revenues for the three months ended March 31, 2008.

The 1.4 percentage point decrease is primarily due to foreign exchange gain of $1.2 million that has resulted in an approximately 1.3 percentage point decrease and rupee depreciation for the three months ended March 31, 2009 as against the three months ended March 31, 2008, partly offset by decrease in revenue that resulted in 0.4 percentage point increase. Selling, general and administrative expenses for the three months ended March 31, 2009 was impacted by decrease in compensation and benefits of $0.9 million, decrease in facility related costs $0.9 million, decrease in other expenses $0.2 million partially offset by increase in provision for doubtful debts of $1.4 million, which has resulted in an approximately 0.5 percentage point decrease.

Other Income. Other income (expense) includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended March 31, 2009 was $0.98 million or 1.0% of total revenues, compared to $1.01 million or 1.0% of total revenues for the three months ended March 31, 2008. The decrease in other income of $0.03 million was primarily due to loss on forward contract of $0.17 million partly offset by an increase in gain on sale of mutual fund of $0.12 million and an increase in interest income of $0.02 million.

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

During the three months ended March 31, 2009 and 2008, the effective income tax rates were (0.8%) and (1.3%), respectively. The tax rate for the three months ended March 31, 2009 is impacted by a favorable adjustment of $4.3 million, as a result of the Company’s review of its global FIN 48 liabilities and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the three months ended March 31, 2008 is favorably impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $41.1 million at March 31, 2008 to $57.8 million at March 31, 2009 primarily due to increased collections during the three months ended March 31, 2009.

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

Net cash generated by operating activities was $14.4 million for the three months ended March 31, 2009. This includes a reduction of $11.8 million related to a decrease in accrued payroll and other liabilities. The net cash generated by operating activities was $3.6 million for the three months ended March 31, 2008. The number of days sales outstanding in net accounts receivable was approximately 51 days and 66 days as of March 31, 2009 and 2008, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $19.2 million for the three months ended March 31, 2009, consisting principally of $3.5 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $64.2 million, largely offset by $48.5 million from the sale of short term investments. Net cash used in investing activities was $21.6 million for the three months ended March 31, 2008, consisting principally $39.5 million for the purchase of short term investments and $8.0 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities largely offset by sale of short term investments of $25.9 million.

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2009, consisting principally of $2.5 million in dividends paid out, partially offset by proceeds from the issuance of shares under the Company’s employee stock option plan exercised during the three months. Net cash used in financing activities was $2.4 million for the three months ended March 31, 2008, consisting principally of $2.5 million in dividends paid out, partially offset by $0.1 million proceeds from the issuance of shares under the Company’s employee stock option plan and tax benefit on stock options exercised during the three months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2009. Borrowings under the line of credit will bear interest at greater of (i) the Prime Rate plus the applicable margin, or (ii) 4% per annum, and each negotiated rate advance, eurodollar advance at the Eurodollar Rate. There were no outstanding borrowings at March 31, 2009 or December 31, 2008.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2009 and 2008 revenues from time and material contracts constituted 56% and 61% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2009 and 2008, revenues from fixed price application management and support engagements constituted 34% and 30% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2009 and 2008, revenues from fixed price development contracts constituted 10% and 9% of total revenues, respectively.

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

FORWARD LOOKING STATEMENTS

Certain information and statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. For a detailed discussion of certain risks associated with the Company’s business that could cause future results to materially differ from recent results or those projected in any forward-looking statements, see “Item 1A. Risk Factors” in this Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) has not materialy impacted the Company’s financial position, results of operations and liquidity and its related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” which improves the relevance, comparability, and transparency of financial information provided in consolidated financials statements by establishing accounting and reporting standards for the non controlling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 has not materialy impacted the Company’s financial position, results of operations and liquidity and its related disclosures.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	March 31, 2009	December 31, 2008
	(in thousands)
ASSETS
Cash and cash equivalents	$57,774	$65,031
Short term investments	80,180	67,293

Total	$137,954	$132,324

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

During the three months ended March 31, 2009, the Indian rupee has depreciated against the U.S. dollar by 1.9% as compared to the three months ended December 31, 2008. This rupee depreciation positively impacted the Company’s gross margin by 48 basis points, operating income by 78 basis points and net income by 85 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 48% and 83% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended March 31, 2009, but these contracts do not have a material impact on the financial statements.

During the quarter ended March 31, 2009, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $18.0 million as of March 31, 2009. The outstanding foreign exchange forward contracts as of March 31, 2009 mature between one to two months. The fair value of the foreign exchange forward contracts of $0.02 million is reflected in other current liabilities in the balance sheet of the Company as at March 31, 2009. Net Gains/(losses) on foreign exchange forward and options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income and amounted to $(0.7) million for the three months ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009 as well as mirror certifications from senior management, the Company’s Chief Executive Officer and President and its Chief Financial Officer and Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of March 31, 2009 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 74% and 73% of the Company’s total revenues for the period ended March 31, 2009 and 2008 respectively. The Company’s largest client is State Street Bank which generated approximately 21% and 20% of the Company’s total revenues for the period ended March 31, 2009 and 2008, respectively, for both KPO and IT services. The Company’s second largest client for the period ended March 31, 2009 and 2008, was American Express, which generated approximately 18% of the Company’s total revenues for both the period ended March 31, 2009 and 2008. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also has derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 57% and 53% of the Company’s revenues for the period ended March 31, 2009 and 2008, respectively. A downturn in the financial services industry or other industries from which the Company derive significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 18% and 16% of the Company’s total revenues for the period ended March 31, 2009 and 2008, respectively. A wholly owned subsidiary of the joint venture employs most of the KPO professionals and owns most of the assets that are used for KPO operations for these three clients. Commencing in February 2010, the State Street Bank affiliate has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s KPO services to these three clients and transferring the related KPO professionals and assets to the State Street Bank affiliate. The loss of this KPO services arrangement and the related KPO professionals could have a material adverse effect on the Company’s business, results of operations and financial condition. During the three months ended March 31, 2009, the Company has entered into negotiations regarding the extension of the joint venture. If the negotiations fail, the State Street affiliate might exercise the purchase right as of February 2010, which would have the effect of terminating the Company’s KPO services to these three clients and transferring the related KPO professionals and assets to the State Street Bank affiliate.

The Company’s business could be materially adversely affected if there were a default in providing contracted services and that default resulted in damages that were substantially in excess of current insurance coverage or there were a denial of an insurance claim by the Company’s insurance carriers.

The Company provides information technology and KPO services that are integral to our client’s businesses. If the Company were to default in the provision of contractually agreed upon services, Company clients could suffer significant damages and make claims upon the Company for those damages. Although the Company believes it has adequate processes in place to protect against defaults in the provisions of services, errors may occur, particularly in KPO services which are more transactional in nature. The Company currently carries $25 million in errors and omissions liability coverage for all services provided by the Company other than the joint venture between the Company and an affiliate of State Street Bank. That joint venture currently carries $8 million in errors and omissions coverage. To the extent client damages were deemed recoverable against the Company and were substantially in excess of the Company’s insurance coverage or if the Company’s claim for insurance coverage were denied by the Company’s insurance carriers for any reason including but not limited to a Company client’s failure to provide insurance carrier required documentation or a Company client’s failure to follow insurance carrier required claim settlement procedures, there could be a material adverse effect on our business, results of operations and financial condition.

Failure to hire and retain a sufficient number of qualified professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional services is labor intensive, and, accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that, as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the period ended March 31, 2009 and 2008 attrition was 10% and 14%, respectively. For the same periods, the number of net hires was (603) and 384, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of March 31, 2009, 553 IT professionals, representing approximately 5% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation of the Company could reduce the Company’s overall profitability.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of March 31, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

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

Revenues from customers outside North America represented approximately 9% of the Company’s revenues for the period ended March 31, 2009. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-material basis. Fixed-price revenues from development and maintenance activity represented approximately 44% and 39% of total revenues for the period ended March 31, 2009 and 2008, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of March 31, 2009, approximately 82% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths.

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

A significant element of the Company’s business strategy is to continue to develop and expand offshore Global Development Centers in India. Changes in the political or regulatory climate of India, including the following, could have a material adverse effect on the Company’s business, results of operations and financial condition:

•

Political climate–In the past, India has experienced inflation and shortages of foreign currency and has been subject to civil and political unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India.

•

Changes in liberalization policies of the government–The Indian government is involved in, and exerts influence over, its economy. In the recent past, the Indian government has provided tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited the Company including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

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

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in Mumbai, Pune and Chennai, India. The Company is in the process of expanding its Global Development Center in Pune and in creating a new Global Development Center in Chennai both on land located in Special Economic Zones (SEZ). With regard to the construction on land located in a SEZ, there are certain construction and other requirements that must be met in order to maximize certain tax and other benefits. If those conditions are not met, the Company may not be able to maximize all benefits associated with the SEZ designations. The full completion of the development of these facilities is contingent on many factors including the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of these facilities or any future facilities that the Company may develop will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of these facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing these facilities in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

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

The Company began expensing stock options and other stock-based awards in accordance with the Financial Accounting Standards Board’s FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) in fiscal 2006. SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under stock plans. The Company in the past has granted options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In addition, the Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the period ended March 31, 2009, the Company recorded $0.5 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs under SFAS No. 123(R) are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 17% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of March 31, 2009, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $68.7 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2009, the Company would have accrued taxes of approximately $95.6 million.

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

SYNTEL, INC.

Date : May 08, 2009	/s/ Keshav R. Murugesh
Keshav R. Murugesh,
Chief Executive Officer and President

Date : May 08, 2009	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer & Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.