Form 10-Q
period 2009-06-30
SYNTEL INC
filed 2009-08-10
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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

Common Stock, no par value: 41,536,273 shares issued and outstanding as of July 31, 2009.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
Net revenues	$100,102	$103,418	$196,536	$201,932
Cost of revenues	51,846	60,900	103,408	119,728

Gross profit	48,256	42,518	93,128	82,204

Selling, general and administrative expenses	20,845	19,703	39,569	40,231

Income from operations	27,411	22,815	53,559	41,973

Other income (expense), principally interest, net	2,325	(920)	3,310	89

Income before provision for income taxes	29,736	21,895	56,869	42,062

Income tax expense	4,624	4,479	4,408	4,212

Net income	$25,112	$17,416	$52,461	$37,850

Dividend per share	$0.06	$0.06	$0.12	$0.12

EARNINGS PER SHARE:
Basic	$0.61	$0.42	$1.27	$0.92
Diluted	$0.61	$0.42	$1.27	$0.92

Weighted average common shares outstanding:
Basic	41,379	41,173	41,367	41,154
Diluted	41,479	41,332	41,457	41,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$61,591	$65,031
Short term investments	97,055	67,293
Accounts receivable, net of allowances for doubtful accounts of $2,317 and $440 at June 30, 2009 and December 31, 2008, respectively	49,827	48,558
Revenue earned in excess of billings	11,409	6,506
Deferred income taxes and other current assets	22,813	19,373

Total current assets	242,695	206,761

Property and equipment	122,133	114,163
Less accumulated depreciation and amortization	47,966	40,385

Property and equipment, net	74,167	73,778

Goodwill	906	906
Deferred income taxes and other non current assets	16,503	13,400

TOTAL ASSETS	$334,271	$294,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$6,351	$8,299
Accrued payroll and related costs	22,122	23,942
Income taxes payable	341	8,630
Accrued liabilities	12,661	14,352
Deferred revenue	3,869	5,116
Dividends payable	2,797	2,769

Total current liabilities	48,141	63,108

Other non current liabilities	5,593	4,907

TOTAL LIABILITIES	53,734	68,015

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	280,537	226,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$334,271	$294,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock				Accumulated other Comprehensive Income
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unrealized Investment Gain	Unamortised acturial gain	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
Balance, January 1, 2009	41,265	$1	242	$7,170	$65,739	$180,205	$87	$188	$(26,560)	$226,830

Net income						52,461				52,461

Other comprehensive income, net of tax							170	(60)	4,917	5,027

Total Comprehensive Income										57,488

Stock options activity	21				302					302

Restricted stock activity	15		(7)	885						885

Dividends						(4,968)				(4,968)

Balance, June 30, 2009	41,301	$1	235	$8,055	$66,041	$227,698	$257	$128	$(21,643)	$280,537

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,461	$37,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,637	6,662
Bad debt provisions	1,583	249
Realized gains on sales of short term investments	(818)	(652)
Deferred income taxes	(1,120)	(2,548)
Compensation expense related to restricted stock	948	1,135
Adjustment related to the FIN 48 liabilities and other tax credits	(4,301)	(3,320)
Share based compensation expense	—	17
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(7,449)	(20,197)
Other assets	(3,130)	(1,330)
Accrued payroll and other liabilities	(9,913)	12,083
Deferred revenue	(1,288)	230

Net cash provided by operating activities	34,610	30,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(6,386)	(21,938)
Purchase of mutual funds	(122,113)	(64,344)
Purchase of term deposits with banks	(29,973)	(9,806)
Proceeds from sales of mutual funds	118,864	56,710
Maturities of term deposits with banks	5,537	12,250

Net cash used in investing activities	(34,071)	(27,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	273	194
Tax benefit on stock options exercised	—	51
Dividends paid	(4,969)	(4,947)

Net cash used in financing activities	(4,696)	(4,702)

Effect of foreign currency exchange rate changes on cash	717	573

Change in cash and cash equivalents	(3,440)	(1,078)

Cash and cash equivalents, beginning of period	65,031	61,555

Cash and cash equivalents, end of period	$61,591	$60,477

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,797	$2,687

Cash paid for income taxes	13,055	5,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2009, the results of their operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The year-end condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

During the quarter ended June 30, 2009, the Company entered into foreign exchange forward contracts with a notional amount of $12.0 million and with maturity dates of two to three months. During the quarter ended June 30, 2009, contracts amounting to $19.0 million expired resulting in a gain of $0.2 million. At June 30, 2009, foreign exchange forward contracts amounting to $11.0 million were outstanding. The fair value of the foreign exchange forward contracts of $0.12 million is reflected in other current assets in the balance sheet of the Company as at June 30, 2009. During the quarter and period ended June 30, 2009 forward contract gain of $0.2 million and ($0.5) million, respectively, pertaining to direct client related contracts is recorded as other income and forward contract gain of $0.02 million and ($0.2) million respectively, pertaining to inter company related contracts is recorded as other comprehensive gain.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2009 and December 31, 2008, approximately $21.5 million and $12.2 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income	$25,112	$17,416	$52,461	$37,850
Other comprehensive income:
- Unrealized investment gain	142	84	170	191
- Unamortised acturial loss as per SFAS 158, net of tax	(13)	—	(60)	—
- Foreign currency translation adjustments	13,760	(13,724)	4,917	(14,506)

Total comprehensive income	$39,001	$3,776	$57,488	$23,535

9.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2009		2008
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,379	$0.61	41,173	$0.42
Potential dilutive effect of stock options outstanding	100	(0.00)	159	(0.00)

Diluted earnings per share	41,479	$0.61	41,332	$0.42

	Six Months Ended June 30,
	2009		2008
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,367	$1.27	41,154	$0.92
Potential dilutive effect of stock options outstanding	90	(0.00)	154	(0.00)

Diluted earnings per share	41,457	$1.27	41,308	$0.92

10.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$72,207	$66,469	$139,713	$132,491
KPO	19,136	21,208	37,850	41,185
e-Business	6,499	13,032	14,930	23,162
TeamSourcing	2,260	2,709	4,043	5,094

	100,102	103,418	196,536	201,932

Gross Profit:
Applications Outsourcing	31,348	22,615	58,791	44,933
KPO	12,386	11,887	24,113	24,064
e-Business	3,346	7,028	8,228	11,539
TeamSourcing	1,176	988	1,996	1,668

	48,256	42,518	93,128	82,204

Selling, general and administrative expenses	20,845	19,703	39,569	40,231

Income from operations	$27,411	$22,815	$53,559	$41,973

During the three and six months ended June 30, 2009, State Street Bank and American Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenue from State Street Bank and American Express Corp. was $20.5 million and $20.1 million, respectively, during the three months ended June 30, 2009, contributing approximately 20.5% and 20.0%, respectively of total consolidated revenues. The corresponding revenues for the three months ended June 30, 2008 from State Street Bank and American Express Corp was $20.7 million and $19.9 million, respectively, contributing approximately 20.1% and 19.2%, respectively, of total consolidated revenues. During the six months ended June 30, 2009, revenue from State Street Bank and American Express Corp. was $41.0 million and $37.5 million, respectively, contributing approximately 20.9% and 19.1%, respectively, of total consolidated revenues. The corresponding revenues for the six months ended June 30, 2008 from State Street Bank and American Express Corp. was $40.3 million and $37.3 million respectively, contributing approximately 20.0% and 18.5%, respectively, of total consolidated revenues. At June 30, 2009 and December 31, 2008, accounts receivable from State Street Bank were $12.0 million and $10.9 million, respectively. Accounts receivable from American Express Corp. were $5.8 million and $0.9 million, respectively, as at June 30, 2009 and December 31, 2008.

11.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

Net Revenues (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
North America (2)	92,451	91,221	180,508	177,437
India	622	4,163	2,070	7,735
Europe (3)	6,785	7,827	13,450	15,867
Rest of the World	244	207	508	893

Total revenue	100,102	103,418	196,536	201,932

Long-Lived Assets (4)	As on June 30, 2009	As on Dec 31, 2008
	(in thousands)
North America (2)	2,017	2,182
India	73,021	72,479
Europe (3)	35	23
Rest of the World	—	—

Total	75,073	74,684

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location
2.	Primarily relates to operations in the United States
3.	Primarily relates to operations in the United Kingdom
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5%	0.7%	0.4%	0.7%
Foreign effective tax rates different from US statutory rate	(19.9)%	(15.2)%	(19.8)%	(17.7)%
Tax Reserve	—	—	(5.8)%	(7.1)%
Others, net	—	—	(2.0)%	(0.9)%

Effective Income Tax Rate	15.6%	20.5%	7.8%	10.0%

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

The United States Internal Revenue Services (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS had issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During first quarter 2009 the Company completed the appeal process with IRS under Fast Track Settlement process and agreed to settle all disagreements with IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. the IRS has completed their audits through tax year 2005 and transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

Based upon the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits, the Company reviewed its global FIN 48 liabilities and other tax positions during the quarter ended March 31, 2009 and recorded a favorable adjustment which reduced that quarter’s tax expense by $4.3 million.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2006 and for state tax examinations for years before 2003. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2004-05 pending at various levels of tax authorities. Financial year 2005-06 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2002-03 and onwards.

On July 6, 2009, the Finance Budget 2009 was proposed in India. The proposals included abolishing of Fringe Benefit Tax, extension of sunset clause for the STPI units by one year through March 31, 2011, increase in the Minimum Alternative Tax (MAT) rate from 11.33% to 16.995% and extension of period to claim the MAT credit from 7 years to 10 years.

The proposed changes, if enacted, will have impact on the operations of India based entities. Accordingly, there may be a favorable impact of approximately $0.2 million on the financial statements of the Company and an additional outflow of approximately $1.6 million on account of payment of MAT, if the proposed changes are enacted.

During the quarter ended March 31, 2008, the Company received favorable orders from the Income Tax Appellate Authorities of one jurisdiction, resulting in meeting the more-likely-than-not threshold for a particular tax position. The Company reviewed its FIN 48 liability and reversed an earlier provision amounting to $2.99 million, which comprised of $2.21 million and $0.78 million towards tax and interest, respectively. The Company is also entitled to interest on the tax paid. The tax authorities filed further appeals before the Bombay High Court. Due to the uncertain nature of the outcome of the ultimate settlement of the above tax position, the Company has not recorded such interest income as of June 30, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended June 30, 2009, the Company recognized interest of approximately $0.03 million.

During the three months ended June 30, 2009 and 2008, the effective income tax rates were 15.6% and 20.5%, respectively. During the six months ended June 30, 2009 and 2008, the effective income tax rates were 7.8% and 10.0%, respectively. The tax rate for the six months ended June 30, 2009 is impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global FIN 48 liabilities and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the six months ended June 30, 2008 is favorably impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon, enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU), or as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2011 (proposed for “2010” by Finance Bill, 2009-’the sunset date’), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of certain criteria.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.9 million as of June 30, 2009 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

Syntel India had earlier filed an appeal with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1998-99 and received a favorable decision. However, the Income Tax Department filed a further appeal with the Income Tax Appellate Tribunal (“ITAT”) against this favorable decision. In May 2006, the ITAT dismissed the appeal filed by the Income Tax Department. The Income Tax Department filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income

Tax Department Appeal on account of delay in filing Tax Appeal on July 23, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court.

A similar appeal filed by Syntel India with the CIT(A) for the financial year 1999-2000 was however dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India received a favorable order from the ITAT on this appeal. The Income Tax Department filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 22, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court.

Syntel India has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96. The contention of Syntel India was partially upheld for the other years. Syntel India filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the year 1996-97, 1997-98 and 2000-01 with the ITAT. The Company has received a favorable order from the ITAT, the Income Tax Department filed further appeals before the Bombay High Court. Of these appeals, the Bombay High Court has dismissed the Income Tax Department Appeal for Financial Year 2001-02 on account of delay in filing Tax Appeal on July 22, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $5.3 million as of June 30, 2009 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department has filed further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 23, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court.

During the year 2007, Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel India by CIT(A). Syntel India received an order from the CIT(A) for financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal with ITAT against the relief granted to Syntel India by CIT(A). Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on August 11, 2009.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.13 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.4 million as of June 30, 2009 in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax

Department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. The Income Tax Department filed further appeal before the Bombay High Court. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income Tax Department filed a further appeal before the Bombay High Court for the financial year 1996-97, 1997-98 and 2000-01. For the financial years 2001-02 and 2002-03, the CIT(A) has held against Syntel India and Syntel India has filed further appeal with the ITAT. Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department has filed further appeal before the Bombay High Court against the order of ITAT in respect to only one item only. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 22, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal with ITAT for the amounts allowed by the CIT(A). Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on August 11, 2009. For the financial year 2004-05, the Indian Income Tax Department has decided against Syntel India and Syntel India has filed an appeal with the CIT(A). During the quarter ended March 31, 2009, the appeal of the company is fully allowed by the CIT (A) in favor of Syntel India. The Income Tax Department may file further appeal against the relief granted to Company by CIT (A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Fringe Benefit Tax on Stock Based Compensation

As per the Finance Act, 2007, effective April 1, 2007, some changes in Indian tax law were made, which impact Syntel’s Indian subsidiaries, with respect to introduction of Fringe Benefit Tax (“FBT”) on Employee Stock Options/Restricted Options. Based on the opinions of tax advisors, Syntel’s Indian subsidiaries have estimated and recorded a FBT charge of $0.75 million and $0.02 million for the year 2008 and six months ended June 30, 2009, respectively, on employee stock options/restricted stock grants.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required and accordingly BPT provision amounting to $0.3 million has not been recorded in the books for the quarter ended June 30, 2009. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $0.96 million as of June 30, 2009.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $110.4 million as of June 30, 2009.

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

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2009 and 2008 was $0.43 million and $0.45 million, respectively, including a charge for restricted stock. For the six months ended June 30, 2009 and 2008, the share-based compensation expense recognized under SFAS 123(R) was $0.94 million and $1.15 million, respectively, including a charge for restricted stock.

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

On different dates during the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, the Company issued 10,540, 80,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

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

During the three months ended June 30, 2009 and 2008, the Company expensed $0.42 million and $0.44 million, respectively, as compensation on account of the above stock grants. During the six months ended June 30, 2009 and 2008, the Company expensed $0.92 million and $1.11 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended June 30, 2009 and 2008, the Company recorded $0.01 million and $0.01 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock and recorded $0.03 million and $0.03 million, respectively, for the six months ended June 30, 2009 and 2008.

For the restricted stock issued during the years ended December 31, 2008, 2007 and 2006 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

Impact of FAS 123(R)

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Cost of revenues	$104	$99	$237	$355
Selling, general and administrative expenses	330	354	711	797

	$434	$453	$948	$1,152

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2009 and 2008, was $0.22 million and $0.17 million respectively and for the six months ended June 30, 2009 and 2008, was $0.27 million and $0.19 million, respectively. New shares were issued for all options exercised during the six months ended June 30, 2009.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2009	2008
Assumptions:
Risk free interest rate	2.33%	3.27%
Expected life	5.00	5.00
Expected volatility	62.39%	62.70%
Expected dividend yield	0.76%	0.73%

The Company’s computation of expected volatility for the six months ended June 30, 2009 and 2008 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	125,203	$13.60
Granted	—	—
Exercised	21,467	12.70
Forfeited	—	—
Expired / Cancelled	10,627	23.04

Outstanding at June 30, 2009	93,109	$12.52	2.61	$1,743

Options Exercisable at June 30, 2009	93,109	$12.52	2.61	$1,743

No options were granted during the three months ended June 30, 2009 and 2008. The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0.31 million and $0.13 million, respectively. The aggregate fair value of shares vested during the six months ended June 30, 2009 and 2008 was $0 million and $0.10 million, respectively.

14.	PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $1.2 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and $2.1 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.

The amounts accrued for unutilized earned leave are $11.0 million and $9.4 million as of June 30, 2009 and December 31, 2008, respectively, and are included within ‘Accrued payroll and related costs’.

15.	RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

16.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 10, 2009, the date these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended June 30, 2009 decreased to $100.1 million from $103.4 million for the three months ended June 30, 2008, representing a 3.2% decrease. The decrease in revenue was primarily due to reduction in discretionery spending by the customers and pricing pressure. However, the Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of June 30, 2009 increased by 2.8% to 8,358 employees as compared to 8,134 employees as of June 30, 2008. However, there is a decrease in revenues despite growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource in addition to curtailed customer spending programs and pricing pressure. As of June 30, 2009, the Company had approximately 82.0% of its billable workforce in India as compared to 80.0% as of June 30, 2008. The Company’s top five clients accounted for 61.0% of the total revenues in the three months ended June 30, 2009, up from 58.0% of its total revenues in the three months ended June 30, 2008. Moreover, the Company’s top 10 clients accounted for 74.6% of the total revenues in the three months ended June 30, 2009 as compared to 70.1% in the three months ended June 30, 2008.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $72.2 million for the three months ended June 30, 2009 or 72.1% of total revenues, from $66.5 million, or 64.3% of total revenues for the three months ended June 30, 2008. The $5.7 million increase was attributable primarily to revenues from new engagements contributing $55.4 million, largely offset by $49.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2009 increased to $139.7 million, or 71.1% of total revenues, from $132.5 million or 65.6% of total revenues for the six months ended June 30, 2008. The $7.2 million increase for the six months ended June 30, 2009 was attributable primarily to revenues from new engagements of $102.6 million, largely offset by $95.4 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 56.6% of total Applications Outsourcing revenues for the three months ended June 30, 2009, from 66.0% for the three months ended June 30, 2008. The 9.4% decrease in cost of revenues, as a percent of revenues for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation, cost rationalization and increase in revenue partly offset by increase in other expenses. Cost of revenues for the six months ended June 30, 2009 decreased to 57.9% of total Applications Outsourcing revenues, from 66.1% for the six months ended June 30, 2008. The 8.2 percentage point decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation, cost rationalization and increase in revenue, partly offset by increase in other expenses.

KPO Revenues. KPO revenues decreased to $19.1 million for the three months ended June 30, 2009, or 19.1% of total revenues, from $21.2 million, or 20.5% of total revenues for the three months ended June 30, 2008. The $2.1 million decrease was attributable primarily to $6.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $4.5 million. The revenues for the six months ended June 30, 2009 decreased to $37.9 million, or 19.3% of the total revenues, from $41.2 million, or 20.4% of the total revenues for the six months ended June 30, 2008. The $3.3 million decrease for the six months ended June 30, 2008 was attributable primarily to lost revenues as a result of project completion and net decrease in revenues from existing projects by $11.5 million, largely offset by $8.2 million in additional revenues from new engagements.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2009 decreased to 35.3% of KPO revenues from 44.0% for the three months ended June 30, 2008. Cost of revenues for the six months ended June 30, 2009 decreased to 36.3% of KPO revenues, from 41.6% for the six months ended June 30, 2008. Both 8.7 and 5.3 percentage point decrease in cost of revenues, as a percent of total KPO revenues, as compared to the three and six months ended June 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation, cost rationalization partly offset by increase in other expenses.

e-Business Revenues. E-Business revenues decreased to $6.5 million for the three months ended June 30, 2009, or 6.5% of total revenues, from $13.0 million, or 12.6% of total revenues for the three months ended June 30, 2008. The $6.5 million decrease was attributable primarily to $9.4 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $2.9 million. The revenues for the six months ended June 30, 2009 decreased to $14.9 million, or 7.6% of total revenues, from $23.2 million or 11.5% of total revenues for the six months ended June 30, 2008. The $8.3 million decrease for the six months ended June 30, 2008 was attributable principally to lost revenues as a result of project completion and net decrease in revenues from existing projects by $13.9 million, largely offset by $5.6 million in additional revenues from new engagements.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues increased to 48.5% of total e-Business revenues for the three months ended June 30, 2009, from 46.1% for the three months ended June 30, 2008. The 2.4% increase in cost of revenues as a percent of e-Business revenues for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is principally attributable to decrease in e-Business revenues partly offset by rupee depreciation and better utilization of resources. Cost of revenues for the six months ended June 30, 2009 decreased to 44.9% of total e-business revenues, from 50.2% for the six months ended June 30, 2008. The 5.3 percentage point decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2009, as compared to the three months ended June 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation and cost rationalization, partly offset by decrease in revenue and increase in other expenses.

TeamSourcing Revenues. TeamSourcing revenues decreased to $2.3 million for the three months ended June 30, 2009, or 2.3% of total revenues, from $2.7 million, or 2.6% of total revenues for the three months ended June 30, 2008. The $0.4 million decrease was attributable primarily to $2.2 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements, and net reduction in revenues from existing projects, partially offset by revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $1.8 million. The revenues for the six months ended June 30, 2009 decreased to $4.0 million, or 2.1% of total revenues, from $5.1 million or 2.5% of total revenues for the six months ended June 30, 2008. The $1.1 million decrease for the six months ended June 30, 2008 was attributable principally to $4.1 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements and revenue from the SkillBay web portal contributing $3.0 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel.

TeamSourcing cost of revenues decreased to 48.0% of TeamSourcing revenues for the three months ended June 30, 2009, from 63.5% for the three months ended June 30, 2008. Cost of revenues for the six months ended June 30, 2009 decreased to 50.6% of total TeamSourcing revenues, from 67.3% for the six months ended June 30, 2008. Both 15.5 and 16.7 percentage point decrease in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to better utilization of resources.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended June 30, 2009 were $20.8 million or 20.8% of total revenues, compared to $19.7 million or 19.1% of total revenues for the three months ended June 30, 2008.

The 1.7 percentage point increase is primarily due to foreign exchange loss of $4.0 million that has resulted in an approximately 3.9 percentage point increase and decrease in revenue that resulted in 0.6 percentage point increase. Selling, general and administrative expenses for the three months ended June 30, 2009 was impacted by decrease in compensation and benefits of $0.9 million, decrease in travel $0.4 million, decrease in facility related costs $1.1 million, decrease in marketing fees $0.8 million and other expenses $0.3 million partially offset by increase in depreciation & amortization of $0.6 million, which has resulted in an approximately 2.8 percentage point net decrease.

Selling, general, and administrative expenses for the six months ended June 30, 2009 were $39.7 million or 20.1% of total revenues, compared to $40.2 million or 19.9% of total revenues for the six months ended June 30, 2008.

The 0.2 percentage point increase is primarily due to foreign exchange loss of $2.7 million that has resulted in an approximately 1.4 percentage point increase and decrease in revenue that resulted in 0.5 percentage point increase. Cost decreases include decrease in compensation cost of $1.7 million, decrease in travel $0.4 million, decrease in facility cost $3.0 million, decrease in marketing fees & commission $0.9 million and decrease in other expenses $0.2 partly offset by increase in depreciation & amortization $1.5 million, increase in provision for doubtful debts $1.5 million which has resulted in an approximately 1.7 percentage point net decrease.

Other Income. Other income (expense) includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended June 30, 2009 was $2.3 million or 2.3% of total revenues, compared to negative $0.9 million or (0.9%) of total revenues for the three months ended June 30, 2008. The increase in other income of $3.3 million was primarily due to gain on forward contract of $2.7 million, increase in gain on sale of mutual fund $0.1 million and increase in interest income of $0.5 million.

Other income for the six months ended June 30, 2008 was $3.3 million or 1.7% of total revenues, compared to $0.1 million or 0.0% of total revenues for the six months ended June 30, 2008. The increase in other income of $3.2 million was primarily due to gain on forward contract of $2.5 million, increase in gain on sale of mutual fund of $0.2 million and interest income of $0.5 million.

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

During the three months ended June 30, 2009 and 2008, the effective income tax rates were 15.6% and 20.5%, respectively. During the six months ended June 30, 2009 and 2008, the effective income tax rates were 7.8% and 10.0%, respectively. The tax rate for the six months ended June 30, 2009 is impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global FIN 48 liabilities and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the six months ended June 30, 2008 is favorably impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $60.5 million at June 30, 2008 to $61.6 million at June 30, 2009 primarily due to increased collections during the six months ended June 30, 2009.

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

Net cash generated by operating activities was $34.6 million for the six months ended June 30, 2009. This includes a reduction of $9.9 million related to a decrease in accrued payroll and other liabilities. The net cash generated by operating activities was $30.2 million for the six months ended June 30, 2008. The number of days sales outstanding in net accounts receivable was approximately 55 days and 63 days as of June 30, 2009 and 2008, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $34.1 million for the six months ended June 30, 2009, consisting principally of $6.3 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $152.2 million, largely offset by $124.4 million from the sale of short term investments. Net cash used in investing activities was $27.1 million for the six months ended June 30, 2008, consisting principally $74.2 million for the purchase of short term investments and $21.9 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities largely offset by sale of short term investments of $69.0 million.

Net cash used in financing activities was $4.7 million for the six months ended June 30, 2009, consisting principally of $5.0 million in dividends paid out, partially offset by proceeds of $0.3 million from the issuance of shares under the Company’s employee stock option plan exercised during the six months. Net cash used in financing activities was $4.7 million for the six months ended June 30, 2008, consisting principally of $5.0 million in dividends paid out, partially offset by $0.3 million proceeds from the issuance of shares under the Company’s employee stock option plan and tax benefit on stock options exercised during the six months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2009. Borrowings under the line of credit will bear interest at greater of (i) the Prime Rate plus the applicable margin, or (ii) 4% per annum, and each negotiated rate advance, eurodollar advance at the Eurodollar Rate. There were no outstanding borrowings at June 30, 2009 or December 31, 2008.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2009 and 2008 revenues from time and material contracts constituted 53% and 62% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2009 and 2008, revenues from fixed price application management and support engagements constituted 37% and 29% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2009 and 2008, revenues from fixed price development contracts constituted 10% and 9% of total revenues, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP FAS 132(R)-1—Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003) - Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It prescribes additional disclosures pertaining to investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk in plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are in the process of evaluating the impact, if any that this FSP will have on our disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”), it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact, if any, SFAS No. 166 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as QSPEs that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact, if any, SFAS No. 167 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Cash and cash equivalents	$61,591	$65,031
Short term investments	97,055	67,293

Total	$158,646	$132,324

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

During the three months ended June 30, 2009, the Indian rupee has appreciated against the U.S. dollar by 4.2% as compared to the three months ended March 31, 2009. This rupee appreciation adversely impacted the Company’s gross margin by 104 basis points, operating income by 162 basis points and net income by 152 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 47% and 62% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended June 30, 2009, but these contracts do not have a material impact on the financial statements. During the quarter ended June 30, 2009, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $11.0 million as of June 30, 2009. The outstanding foreign exchange forward contracts as of June 30, 2009 mature in two months. The fair value of the foreign exchange forward contracts of $0.12 million is reflected in other current assets in the balance sheet of the Company as at June 30, 2009. Net Gains/(losses) on foreign exchange forward and options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income and amounted to $0.2 million and ($0.5) million for the three and six months ended June 30, 2009, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009 as well as mirror certifications from senior management, the Company’s Chief Executive Officer and President and its Chief Financial Officer and Chief Information Security Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that as of June 30, 2009 our disclosure controls and procedures are effective to ensure that material information relating to Syntel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 74% and 70% of the Company’s total revenues for the period ended June 30, 2009 and 2008 respectively. The Company’s largest client is State Street Bank which generated approximately 21% and 20% of the Company’s total revenues for the period ended June 30, 2009 and 2008, respectively, for both KPO and IT services. The Company’s second largest client for the period ended June 30, 2009 and 2008 was American Express, which generated approximately 19% and 18% of the Company’s total revenues for the period ended June 30, 2009 and 2008 respectively. The Company expects to continue to derive a significant portion of the Company’s revenues from State Street Bank and American Express. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also has derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 56% and 54% of the Company’s revenues for the period ended June 30, 2009 and 2008, respectively. A downturn in the financial services industry or other industries from which the Company derive significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 18% and 16% of the Company’s total revenues for the period ended June 30, 2009 and 2008, respectively. A wholly owned subsidiary of the joint venture employs most of the KPO professionals and owns most of the assets that are used for KPO operations for these three clients. The current agreement under which the Company provides KPO services to these three clients has an initial expiration date in February 2012 with the ability to extend by mutual consent for up to three additional one year terms. Commencing in February 2010, the State Street Bank affiliate has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s KPO services to these three clients and transferring some related KPO professionals and assets to the State Street Bank affiliate. The Company has entered into negotiations regarding the extension of the joint venture and the provision of KPO services. The State Street Bank affiliate exercise of the purchase right could have a material adverse effect on the Company’s business, results of operations and financial condition.

Other than as set forth above, there have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008, and the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on Tuesday, June 2, 2009 (the “Meeting”). As of the record date for the Meeting, April 9, 2009, there were 41,507,893 shares of the Company’s common stock outstanding and entitled to vote. There were 38,935,434 shares of the Company’s common stock represented in person or by proxy at the Meeting. The Company’s shareholders elected the seven nominees to the Board of Directors named in the Company’s proxy statement, all of whom were elected to serve a one year term until the next annual meeting of shareholders in 2010. The seven directors elected at the Meeting constitute all of the members of the Company’s Board of Directors. The Company’s shareholders also ratified the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for fiscal year 2009. The vote of the shareholders follows:

Election of Directors	Number of Shares
	FOR	WITHHELD
Paritosh K. Choksi	38,872,577	62,857
Bharat Desai	38,303,824	631,610
George R. Mrkonic, Jr.	38,840,912	94,522
Keshav Murugesh	38,790,211	145,223
Prashant Ranade	38,042,208	893,226
Vasant Raval	38,874,805	60,629
Neerja Sethi	38,692,834	242,600

Ratification of Appointment of Independent Auditors:

Number of Shares
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
38,889,103	40,979	5,352	-0-

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The transition of responsibilities from the past Chairman/Chief Executive Officer to the current Chief Executive Officer/President is currently underway. Therefore in accordance with Rule 13a-14(a)/Rule 15d-14(a) the Chairman will also be signing a 302 certification and 906 certification.

Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : August 10, 2009	/s/ Keshav R. Murugesh
Keshav R. Murugesh,
Chief Executive Officer and President

Date : August 10, 2009	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer & Chief Information Security Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.