Form 10-Q
period 2009-09-30
SYNTEL INC
filed 2009-11-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

Common Stock, no par value: 41,540,426 shares issued and outstanding as of October 31, 2009.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008

Net revenues	$104,698	$103,765	$301,234	$305,697
Cost of revenues	53,088	57,814	156,496	177,542

Gross profit	51,610	45,951	144,738	128,155

Selling, general and administrative expenses	18,926	19,815	58,495	60,046

Income from operations	32,684	26,136	86,243	68,109

Other income, principally interest, net	3,527	629	6,837	718

Income before provision for income taxes	36,211	26,765	93,080	68,827

Income tax expense	5,958	4,620	10,366	8,832

Net income	$30,253	$22,145	$82,714	$59,995

Dividend per share	$0.06	$0.06	$0.18	$0.18

EARNINGS PER SHARE:
Basic	$0.73	$0.54	$2.00	$1.46
Diluted	$0.73	$0.54	$1.99	$1.45

Weighted average common shares outstanding:
Basic	41,431	41,275	41,388	41,194
Diluted	41,507	41,347	41,473	41,321

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$70,860	$65,031
Short term investments	104,026	67,293
Accounts receivable, net of allowances for doubtful accounts of $2,349 and $440 at September 30, 2009 and December 31, 2008, respectively	46,518	48,558
Revenue earned in excess of billings	13,949	6,506
Deferred income taxes and other current assets	24,005	20,099

Total current assets	259,358	207,487

Property and equipment	129,592	114,163
Less accumulated depreciation and amortization	51,083	40,385

Property and equipment, net	78,509	73,778

Goodwill	906	906
Non current Term Deposits with Banks	12,739	72
Deferred income taxes and other non current assets	18,960	13,328

TOTAL ASSETS	$370,472	$295,571

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$8,849	$8,299
Accrued payroll and related costs	25,811	23,942
Income taxes payable	1,177	8,630
Accrued liabilities	12,194	14,352
Deferred revenue	3,673	5,116
Dividends payable	2,767	2,769

Total current liabilities	54,471	63,108

Other non current liabilities	7,171	5,633

TOTAL LIABILITIES	61,642	68,741

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	308,830	226,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$370,472	$295,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Income			Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
							Unrealized Investment Gain	Unamortised acturial gain	Foreign Currency Translation Adjustment

Balance, January 1, 2009	41,265	$1	242	$7,170	$65,739	$180,205	$87	$188	$(26,560)	$226,830

Net income						82,714				82,714

Other comprehensive income, net of tax							207	(44)	4,795	4,958

Total Comprehensive Income										87,672

Stock options activity	35				458					458

Restricted stock activity	76		(79)	1,333						1,333

Dividends						(7,463)				(7,463)

Balance, September 30, 2009	41,376	$1	163	$8,503	$66,197	$255,456	$294	$144	$(21,765)	$308,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,714	$59,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,734	9,969
Bad debt provisions	1,644	130
Realized gains on sales of short term investments	(1,184)	(1,251)
Deferred income taxes	(261)	(2,629)
Compensation expense related to restricted stock	1,424	1,542
Adjustment related to the FIN 48 liabilities and other tax credits	(4,301)	(3,320)
Share based compensation expense	—	22
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(7,190)	(23,846)
Other assets	(20,261)	(4,434)
Accrued payroll and other liabilities	(1,943)	17,226
Deferred revenue	(1,432)	(162)

Net cash provided by operating activities	60,944	53,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(14,949)	(29,973)
Purchase of mutual funds	(175,681)	(102,173)
Purchase of term deposits with banks	(49,943)	(17,829)
Proceeds from sales of mutual funds	180,519	96,079
Maturities of term deposits with banks	10,753	13,574

Net cash used in investing activities	(49,301)	(40,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	429	215
Tax benefit on stock options exercised	—	62
Dividends paid	(7,500)	(7,466)

Net cash used in financing activities	(7,071)	(7,189)

Effect of foreign currency exchange rate changes on cash	1,257	2,156

Change in cash and cash equivalents	5,829	7,887

Cash and cash equivalents, beginning of period	65,031	61,555

Cash and cash equivalents, end of period	$70,860	$69,442

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,767	$2,659

Cash paid for income taxes	16,982	34,493

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2009, the results of their operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The year-end condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel (Singapore) PTE. Limited, a Singapore limited liability company;

•	Syntel Europe Limited (“Syntel Europe”), an United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company;

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company and

•	Syntel (Australia) Pty. Limited., an Australian limited liability company.

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

5. STOCK-BASED EMPLOYEE COMPENSATION PLANS

The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The benefits of tax deductions in excess of recognized compensation expense is reported as a financing cash flow.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the quarter ended September 30, 2009, the Company entered into foreign exchange forward contracts with a notional amount of $45.0 million and with maturity dates of two to three months. During the quarter ended September 30, 2009, contracts amounting to $ 18.0 million expired resulting in a gain of $0.73 million. At September 30, 2009, foreign exchange forward contracts amounting to $38.0 million were outstanding. The fair value of the foreign exchange forward contracts of $0.69 million is reflected in other current assets in the balance sheet of the Company as at September 30, 2009. During the quarter and period ended September 30, 2009 forward contract gain of $0.58 million and $0.05 million for the three and nine months ended September 30, 2009, respectively, pertaining to direct client related contracts is recorded as other income and forward contract gain of $0.15 million and ($0.01) million for the three and nine months ended September 30, 2009, respectively, pertaining to inter company related contracts is recorded as other comprehensive income.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At September 30, 2009 and December 31, 2008, approximately $11.9 million and $12.2 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income	$30,253	$22,145	$82,714	$59,995
Other comprehensive income:
- Unrealized investment gain (loss)	37	(25)	207	166
- Unamortised acturial gain (loss) as per SFAS 158, net of tax	16	—	(44)	—
- Foreign currency translation adjustments	(122)	(16,398)	4,795	(30,904)

Total comprehensive income	$30,184	$5,722	$87,672	$29,257

9. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

The Company has stock options, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options which have been granted pursuant to the stock option plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefit on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2009		2008
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,431	$0.73	41,275	$0.54
Potential dilutive effect of stock options outstanding	76	(0.00)	72	(0.00)

Diluted earnings per share	41,507	$0.73	41,347	$0.54

	Nine Months Ended September 30,
	2009		2008
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,388	$2.00	41,194	$1.46
Potential dilutive effect of stock options outstanding	85	(0.01)	127	(0.01)

Diluted earnings per share	41,473	$1.99	41,321	$1.45

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$77,369	$70,017	$217,082	$202,508
KPO	19,009	19,785	56,859	60,970
e-Business	5,794	11,790	20,724	34,952
TeamSourcing	2,526	2,173	6,569	7,267

	104,698	103,765	301,234	305,697

Gross Profit:
Applications Outsourcing	33,627	27,363	92,418	72,296
KPO	13,753	11,195	37,866	35,259
e-Business	2,876	6,528	11,104	18,067
TeamSourcing	1,354	865	3,350	2,533

	51,610	45,951	144,738	128,155

Selling, general and administrative expenses	18,926	19,815	58,495	60,046

Income from operations	$32,684	$26,136	$86,243	$68,109

During the three and nine months ended September 30, 2009, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $22.8 million and $20.3 million, respectively, during the three months ended September 30, 2009, contributing approximately 21.8% and 19.4%, respectively of total consolidated revenues. The corresponding revenues for the three months ended September 30, 2008 from American Express Corp. and State Street Bank was $21.7 million and $19.4 million, respectively, contributing approximately 20.9% and 18.7%, respectively, of total consolidated revenues. During the nine months ended September 30, 2009, revenue from State Street Bank and American Express Corp. was $61.3 million and $60.3 million, respectively, contributing approximately 20.4% and 20.0%, respectively, of total consolidated revenues. The corresponding revenues for the nine months ended September 30, 2008 from State Street Bank and American Express Corp. was $59.8 million and $59.0 million respectively, contributing approximately 19.5% and 19.3%, respectively, of total consolidated revenues. At September 30, 2009 and December 31, 2008, accounts receivable from American Express Corp. were $4.4 million and $0.9 million, respectively and accounts receivable from State Street Bank were $8.9 million and $10.9 million, respectively.

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenues (1)	2009	2008	2009	2008
	(in thousands)		(in thousands)

North America (2)	96,430	92,738	276,938	270,176
India	648	2,584	2,719	10,319
Europe (3)	7,290	7,837	20,740	23,704
Rest of the World	330	606	837	1,499

Total revenue	104,698	103,765	301,234	305,697

	As on	As on
	September, 30	December, 31
Long-Lived Assets (4)	2009	2008
	(in thousands)

North America (2)	1,811	2,182
India	77,562	72,479
Europe (3)	42	23
Rest of the World	—	—

Total	79,415	74,684

Notes for the Geographic Information Disclosure:

1. Net revenues are attributed to regions based upon customer location

2. Primarily relates to operations in the United States

3. Primarily relates to operations in the United Kingdom

4. Long-lived assets include property and equipment plus goodwill, net of accumulated depreciation and amortization.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	(0.1)%	0.4%	0.4%
Foreign effective tax rates different from US statutory rate	(18.8)%	(17.6)%	(19.4)%	(17.7)%
Tax Reserve	—	—	(3.5)%	(4.4)%
Others, net	—	—	(1.4)%	(0.5)%

Effective Income Tax Rate	16.5%	17.3%	11.1%	12.8%

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company also provides for uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns, based on “more likely than not” concept.

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

Based upon the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits, the Company reviewed its global liabilities for uncertainties in income taxes and other tax positions during the quarter ended March 31, 2009 and recorded a favorable adjustment which reduced that quarter’s tax expense by $4.3 million.

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

On August 19, 2009, the Finance (No.2) Bill received the assent of the President of India and was enacted as the Finance (No. 2) Act, 2009 certain changes were made by the Finance (No. 2) Act, 2009 having implications on the Syntel India entities

The enacted Finance (No. 2) Act abolished the Fringe Benefit Tax, extended the sunset clause for the STPI units by one year through March 31, 2011, increased the Minimum Alternative Tax (MAT) rate from 11.33% to 17.0% and extended the period to claim the MAT credit from 7 years to 10 years. The above changes are appropriately considered during the quarter ended September 30, 2009.

During the quarter ended March 31, 2008, the Company received favorable orders from the Income Tax Appellate Authorities of one jurisdiction, resulting in meeting the more-likely-than-not threshold for a particular tax position. The Company reviewed its uncertain tax liabilities provided on more likely than not concept and reversed an earlier provision amounting to $2.99 million, which comprised of $2.21 million and $0.78 million towards tax and interest, respectively. The Company is also entitled to interest on the tax paid. For the Financial Year 2001-02. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 22, 2009. The Income Tax department may file further before Supreme Court of India or may file a review petition before Bombay High Court. The tax authorities have granted the refund for the period ended September 30, 2009, and the Company has recorded such interest income as of September 30, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended September 30, 2009, the Company recognized interest of approximately $0.04 million. The liability for unrecognized tax benefits was $9.6 million as of September 30, 2009, which comprises of $9.4 million and $0.2 million towards tax and interest expense respectively.

The Company’s amount of unrecognized tax benefits could change in the next twelve months due to the litigation and tax assessment process. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

During the three months ended September 30, 2009 and 2008, the effective income tax rates were 16.5% and 17.3%, respectively. During the nine months ended September 30, 2009 and 2008, the effective income tax rates were 11.1% and 12.8%, respectively. The tax rate for the nine months ended September 30, 2009 is impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities provided on more likely than not concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the nine months ended September 30, 2008 is favorably impacted by a reversal of $2.99 million of taxes provided earlier towards uncertainties under more likely than not concept and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon, enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU), or as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009)-’the sunset date’), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of certain criteria.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.9 million as of September 30, 2009 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

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

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $5.2 million as of September 30, 2009 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department has filed further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 22, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court.

During the year 2007, Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal against the relief granted to Syntel India by CIT(A). Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on January 12, 2010. Syntel India received an order from the CIT(A) for financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed further appeal with ITAT against the relief granted to Syntel India by CIT(A). Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on November 10, 2009.

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.13 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided at the adoption of FIN 48 during the year 2007, for which Syntel India has filed necessary appeals/ petition.

Syntel India has provided for tax liability amounting to $2.4 million as of September 30, 2009 in the books for the financial years 1995-96 to 2004-05 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-00, the ITAT has held the matter in favor of Syntel India. The Income Tax Department filed further appeal before the Bombay High Court. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company is upheld for these years. The Income Tax Department filed a further appeal before the Bombay High Court for the financial year 1996-97, 1997-98 and 2000-01. For the financial years 2001-02 and 2002-03, the CIT(A) has held against Syntel India and Syntel India has filed further appeal with the ITAT. Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department has filed further appeal before the Bombay High Court against the order of ITAT in respect to only one item only. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 22, 2009. Income Tax department may file further before Supreme Court of India or may file review petition before Bombay High Court. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of Syntel India. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed further appeal with ITAT for the amounts allowed by the CIT(A). Syntel India and Income Tax Department appeal is fixed for hearing before ITAT on November 10, 2009. For the financial year 2004-05, the Indian Income Tax Department has decided against Syntel India and Syntel India has filed an appeal with the CIT(A). During the quarter ended March 31, 2009, the appeal of the company is fully allowed by the CIT (A) in favor of Syntel India. The Income Tax Department has filed further appeal against the relief granted to Company by CIT (A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required and accordingly BPT provision amounting to $0.4 million has not been recorded in the books for the quarter ended September 30, 2009. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $1.6 million as of September 30, 2009.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $123.5 million as of September 30, 2009.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended September 30, 2009 and 2008 was $0.48 million and $0.41 million, respectively, including a charge for restricted stock. For the nine months ended September 30, 2009 and 2008, the share-based compensation expense recognized as above was $1.42 million and $1.56 million, respectively, including a charge for restricted stock.

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

On different dates during the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, the Company issued 12,224, 80,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

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

During the three months ended September 30, 2009 and 2008, the Company expensed $0.47 million and $0.40 million, respectively, as compensation on account of the above stock grants. During the nine months ended September 30, 2009 and 2008, the Company expensed $1.39 million and $1.51 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended September 30, 2009 and 2008, the Company recorded $0.01 million and $0.01 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock and recorded $0.04 million and $0.04 million, respectively, for the nine months ended September 30, 2009 and 2008.

For the restricted stock issued during the years ended December 31, 2008, 2007 and 2006 and for the nine months ended September 30, 2009 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Cost of revenues	$117	$100	$354	$455
Selling, general and administrative expenses	359	312	1,070	1,109

	$476	$412	$1,424	$1,564

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2009 and 2008, was $0.16 million and $0.02 million respectively and for the nine months ended September 30, 2009 and 2008, was $0.43 million and $0.22 million, respectively. New shares were issued for all options exercised during the nine months ended September 30, 2009.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Nine Months Ended September 30,
	2009	2008
Assumptions:
Risk free interest rate	2.34%	3.27%
Expected life	5.00	5.00
Expected volatility	61.77%	62.70%
Expected dividend yield	0.50%	0.73%

The Company’s computation of expected volatility for the nine months ended September 30, 2009 and 2008 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S.

Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	125,203	$13.60
Granted	—	—
Exercised	36,888	12.70
Forfeited	—	—
Expired / Cancelled	10,627	23.04

Outstanding at September 30, 2009	77,688	$13.00	2.45	$2,786

Options Exercisable at September 30, 2009	77,688	$13.00	2.45	$2,786

No options were granted during the three months ended September 30, 2009 and 2008. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $0.78 million and $0.16 million, respectively. The aggregate fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $0 million and $0.03 million, respectively.

14. PROVISION FOR UNUTILIZED LEAVE

The gross charge for unutilized earned leave was $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The amounts accrued for unutilized earned leave are $11.3 million and $9.4 million as of September 30, 2009 and December 31, 2008, respectively, and are included within ‘Accrued payroll and related costs’.

15. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel Inc and 49% shareholder of the joint venture (JV) entity SSSSML, the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the Joint Venture entity.

The Company’s KPO services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 18.0% and 16.1% of the Company’s total revenues for the period ended September 30, 2009 and 2008, respectively.

16. FAIR VALUE MEASUREMENTS

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as issued before Accounting Standards Codification (FASB Codification), on January 1, 2008 for financial assets and liabilities, which primarily relate to our investments and forward contracts, and on January 1, 2009, for nonfinancial assets and liabilities.

This Standard includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2009:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	16.9	—	—	16.9
Short Term Investments-
Available for Sale Securities	21.9	—	—	21.9
Other Current Assets-
Forward Contract Assets	—	0.7	—	0.7
Other Current Liabilities-
Forward Contract Liabilities	—	—	—	—
Total Assets (Liabilities) measured at fair value	38.8	0.7	—	39.5

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	12.2	—	—	12.2
Short Term Investments-
Available for Sale Securities	25.1	—	—	25.1
Other Current Assets-
Forward Contract Assets	—	—	—	—
Other Current Liabilities-
Forward Contract Liabilities		(0.1)	—	(0.1)
Total Assets (Liabilities) measured at fair value	37.3	(0.1)	—	37.2

In addition to the above the following table summarizes the term deposits with various banks outstanding as at September 30, 2009 and December 31, 2008.

Balance Sheet Item	As at September 30, 2009	As at December 31, 2008
Cash & Cash Equivalents	24.6	5.0
Short Term Investments	82.1	42.2
Non Current Assets	12.7	0.1
Total	119.4	47.3

17. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

18. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November  06, 2009, the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended September 30, 2009 increased to $104.7 million from $103.8 million for the three months ended September 30, 2008, representing a 0.9% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of September 30, 2009 increased by 0.4% to 8,546 employees as compared to 8,509 employees as of September 30, 2008. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of September 30, 2009, the Company had approximately 81.0% of its billable workforce in India as compared to 80.0% as of September 30, 2008. The Company’s top five clients accounted for 61.7% of the total revenues in the three months ended September 30, 2009, up from 58.9% of its total revenues in the three months ended September 30, 2008. Moreover, the Company’s top 10 clients accounted for 75.5% of the total revenues in the three months ended September 30, 2009 as compared to 72.3% in the three months ended September 30, 2008.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $77.4 million for the three months ended September 30, 2009 or 73.9% of total revenues, from $70.0 million, or 67.5% of total revenues for the three months ended September 30, 2008. The $7.4 million increase was attributable primarily to revenues from new engagements contributing $57.8 million, largely offset by $50.4 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2009 increased to $217.1 million, or 72.1% of total revenues, from $202.5 million or 66.2% of total revenues for the nine months ended September 30, 2008. The $14.6 million increase for the nine months ended September 30, 2009 was attributable primarily to revenues from new engagements of $149.4 million, largely offset by $134.8 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 56.5% of total Applications Outsourcing revenues for the three months ended September 30, 2009, from 60.9% for the three months ended September 30, 2008. The 4.4% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation, cost rationalization and increase in revenue partly offset by increase in other expenses. Cost of revenues for the nine months ended September 30, 2009 decreased to 57.4% of total Applications Outsourcing revenues, from 64.3% for the nine months ended September 30, 2008. The 6.9 percentage point decrease in cost of revenues, as a percent of revenues for the nine months ended

September 30, 2009, as compared to the nine months ended September 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation, cost rationalization and increase in revenue, partly offset by increase in other expenses.

KPO Revenues. KPO revenues decreased to $19.0 million for the three months ended September 30, 2009, or 18.2% of total revenues, from $19.8 million, or 19.1% of total revenues for the three months ended September 30, 2008. The $0.8 million decrease was attributable primarily to $5.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $4.9 million. The revenues for the nine months ended September 30, 2009 decreased to $56.9 million, or 18.9% of the total revenues, from $61.0 million, or 19.9% of the total revenues for the nine months ended September 30, 2008. The $4.1 million decrease for the nine months ended September 30, 2009 was attributable primarily to lost revenues as a result of project completion and net decrease in revenues from existing projects by $16.3 million, largely offset by $12.2 million in additional revenues from new engagements.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2009 decreased to 27.7% of KPO revenues from 43.4% for the three months ended September 30, 2008. Cost of revenues for the nine months ended September 30, 2009 decreased to 33.4% of KPO revenues, from 42.2% for the nine months ended September 30, 2008. Both 15.7 and 8.8 percentage point decrease in cost of revenues, as a percent of total KPO revenues, as compared to the three and nine months ended September 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation, cost rationalization partly offset by increase in other expenses.

e-Business Revenues. E-Business revenues decreased to $5.8 million for the three months ended September 30, 2009, or 5.5% of total revenues, from $11.8 million, or 11.4% of total revenues for the three months ended September 30, 2008. The $6.0 million decrease was attributable primarily to $9.5 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $3.5 million. The revenues for the nine months ended September 30, 2009 decreased to $20.7 million, or 6.9% of total revenues, from $35.0 million or 11.4% of total revenues for the nine months ended September 30, 2008. The $14.3 million decrease for the nine months ended September 30, 2009 was attributable principally to lost revenues as a result of project completion and net decrease in revenues from existing projects by $22.3 million, largely offset by $8.0 million in additional revenues from new engagements.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues increased to 50.4% of total e-Business revenues for the three months ended September 30, 2009, from 44.6% for the three months ended September 30, 2008. The 5.8% increase in cost of revenues as a percent of e-Business revenues for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is principally attributable to decrease in e-Business revenues partly offset by rupee depreciation and better utilization of resources. Cost of revenues for the nine months ended September 30, 2009 decreased to 46.4% of total e-business revenues, from 48.3% for the nine months ended September 30, 2008. The 1.9 percentage point decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was attributable primarily to better utilization of resources, rupee depreciation and cost rationalization, partly offset by decrease in revenue and increase in other expenses.

TeamSourcing Revenues. TeamSourcing revenues increased to $2.5 million for the three months ended September 30, 2009, or 2.4% of total revenues, from $2.2 million, or 2.1% of total revenues for the three months ended September 30, 2008. The $0.3 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $2.0 million, partially offset by $1.7 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements, and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2009 decreased to $6.6 million, or 2.2% of total revenues, from $7.3 million or 2.4% of total revenues for the nine months ended September 30, 2008. The $0.7 million decrease for the nine months ended September 30, 2009 was attributable principally to $5.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements and revenue from the SkillBay web portal contributing $4.9 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 46.4% of TeamSourcing revenues for the three months ended September 30, 2009, from 60.2% for the three months ended September 30, 2008. Cost of revenues for the nine months ended September 30, 2009 decreased to 49.0% of total TeamSourcing revenues, from 65.1% for the nine months ended September 30, 2008. Both 13.8 and 16.1 percentage point decrease in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to better utilization of resources.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended September 30, 2009 were $18.9 million or 18.1% of total revenues, compared to $19.8 million or 19.1% of total revenues for the three months ended September 30, 2008.

The 1.0 percentage point decrease is primarily due to increase in revenue that resulted in 0.1 percentage point decrease partially offset by foreign exchange loss during the quarter ended September 30, 2008 of $1.7 million that has resulted in an approximately 1.9 percentage point increase. Selling, general and administrative expenses for the three months ended September 30, 2009 was impacted by decrease in compensation and benefits of $0.7 million, decrease in travel $0.6 million, decrease in facility related costs $1.7 million and decrease in marketing fees $0.7 million partially offset by increase in depreciation & amortization of $0.8 million, which has resulted in an approximately 2.8 percentage point net decrease as compared to the three months ended September 30, 2008.

Selling, general, and administrative expenses for the nine months ended September 30, 2009 were $58.5 million or 19.4% of total revenues, compared to $60.0 million or 19.6% of total revenues for the nine months ended September 30, 2008.

The 0.2 percentage point decrease is primarily due to decrease in selling, general and administrative expenses. Cost decreases include decrease in compensation cost of $2.4 million, decrease in travel $1.0 million, decrease in facility cost $5.0 million, decrease in marketing fees & commission $1.8 million and decrease in other expenses $0.1 million partly offset by increase in depreciation & amortization $2.6 million, increase in provision for doubtful debts $1.5 million which has resulted in an approximately 2.1 percentage point net decrease. The decrease in revenue resulted in 0.3 percentage point increase and the foreign exchange loss of $4.7 million resulted in an approximately 1.6 percentage point increase as compared to the nine months ended September 30, 2009.

Other Income. Other income (expense) includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended September 30, 2009 was $3.5 million or 3.4% of total revenues, compared to $0.6 million or 0.6% of total revenues for the three months ended September 30, 2008. The increase in other income of $2.9 million was primarily due to gain on forward contract of $1.7 million, increase in interest income of $0.8 million, interest on income tax refund of $0.7 million offset by decrease in gain on sale of mutual fund $0.3 million.

Other income for the nine months ended September 30, 2009 was $6.8 million or 2.3% of total revenues, compared to $0.7 million or 0.2% of total revenues for the nine months ended September 30, 2008. The increase in other income of $6.1 million was primarily due to gain on forward contract of $4.2 million, increase in interest income of $1.3 million, interest on income tax refund $0.7 million offset by decrease in gain on sale of mutual fund of $0.1 million.

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

During the three months ended September 30, 2009 and 2008, the effective income tax rates were 16.5% and 17.3%, respectively. During the nine months ended September 30, 2009 and 2008, the effective income tax rates were 11.1% and 12.8%, respectively. The tax rate for the nine months ended September 30, 2009 is impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global FIN 48 liabilities and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the nine months ended September 30, 2008 is favorably impacted by a reversal of $2.99 million of taxes provided earlier under FIN 48 and $0.32 million towards credit of Michigan Single Business tax for the years 2001 to 2003.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $69.4 million at September 30, 2008 to $70.9 million at September 30, 2009 primarily due to increased collections during the nine months ended September 30, 2009.

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

Net cash generated by operating activities was $60.9 million for the nine months ended September 30, 2009. This includes a reduction of $20.2 million related to a decrease in current and non current assets. The net cash generated by operating activities was $53.2 million for the nine months ended September 30, 2008. The number of days sales outstanding in net accounts receivable was approximately 52 days and 58 days as of September 30, 2009 and 2008, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $49.3 million for the nine months ended September 30, 2009, consisting principally of $14.9 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $225.6 million, largely offset by $191.2 million from the sale of short term investments. Net cash used in investing activities was $40.3 million for the nine months ended September 30, 2008, consisting principally $120.0 million for the purchase of short term investments and $30.0 million of capital expenditures consisting principally of computer hardware, software, communications equipment, infrastructure and facilities largely offset by sale of short term investments of $109.7 million.

Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2009, consisting principally of $7.5 million in dividends paid out, partially offset by proceeds of $0.4 million from the issuance of shares under the Company’s employee stock option plan exercised during the nine months. Net cash used in financing activities was $7.2 million for the nine months ended September 30, 2008, consisting principally of $7.5 million in dividends paid out, partially offset by $0.3 million proceeds from the issuance of shares under the Company’s employee stock option plan and tax benefit on stock options exercised during the nine months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2010. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each CB Floating Rate advance at the CB Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at September 30, 2009 or December 31, 2008.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2009 and 2008 revenues from time and material contracts constituted 55% and 62% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2009 and 2008, revenues from fixed price application management and support engagements constituted 36% and 29% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2009 and 2008, revenues from fixed price development contracts constituted 9% and 9% of total revenues, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP FAS 132(R)-1–Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003) - Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It prescribes additional disclosures pertaining to investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk in plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are in the process of evaluating the impact, if any that this FSP will have on our disclosures.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”), it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact, if any, SFAS No. 166 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (“SFAS

168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. We currently do not expect ASU 2009-05 to have a significant impact on our financial statements

In September 2009, the FASB issued Accounting Standard Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 clarifies the use of net asset value in determining fair value of an investment and requires certain disclosures pertaining to those investments. ASU 2009-12 is effective for interim and annual periods ending after December 31, 2009. We are evaluating any potential impact on our financial statements.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating any potential impact on our financial statements.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

ASSETS	September 30, 2009	December 31, 2008
	(in thousands)

Cash and cash equivalents	$70,860	$65,031
Short term investments	104,026	67,293

Total	$174,886	$132,324

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

During the three months ended September 30, 2009, the Indian rupee has depreciated against the U.S. dollar by 0.6% as compared to the three months ended June 30, 2009. This rupee depreciation favourably impacted the Company’s gross margin by 12 basis points, operating income by 19 basis points and net income by 18 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 44% and 68% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate fluctuations, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended September 30, 2009, but these contracts do not have a material impact on the financial statements.

During the quarter ended September 30, 2009, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $38.0 million as of September 30, 2009. The outstanding foreign exchange forward contracts as of September 30, 2009 mature in three months. The fair value of the foreign exchange forward contracts of $0.69 million is reflected in other current assets in the balance sheet of the Company as at September 30, 2009. Net Gains/(losses) on foreign exchange forward and options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income and amounted to $0.58 million and $0.05 million for the three and nine months ended September 30, 2009, respectively.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management evaluated, with the participation of the Company’s principle executive officers (the Chairman of the Board, Chief Executive Officer and Chief Financial Officer), the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officers have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 74.2% and 70.3% of the Company’s total revenues for the period ended September 30, 2009 and 2008 respectively. The Company’s largest client is State Street Bank which generated approximately 20.4% and 19.5% of the Company’s total revenues for the period ended September 30, 2009 and 2008, respectively, for both KPO and IT services. The Company’s second largest client for the period ended September 30, 2009 and 2008 was American Express, which generated approximately 20.0% and 19.3% of the Company’s total revenues for the period ended September 30, 2009 and 2008 respectively. The Company expects to continue to derive a significant portion of the Company’s revenues from State Street Bank and American Express. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also has derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 56% and 54% of the Company’s revenues for the period ended September 30, 2009 and 2008, respectively. A downturn in the financial services industry or other industries from which the Company derive significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 18% and 16.1% of the Company’s total revenues for the period ended September 30, 2009 and 2008, respectively. A wholly owned subsidiary of the joint venture employs most of the KPO professionals and owns most of the assets that are used for KPO operations for these three clients. The current master agreement under which the Company is able to provide KPO services to these three clients appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2012 with the ability to extend by mutual consent for up to three additional one year terms. Commencing in February 2010, the State Street Bank affiliate through a separate shareholders agreement has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to these three clients and transferring some related KPO professionals and assets to the State Street Bank affiliate. The State Street Bank affiliate exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company has been discussing for several months with our joint venture partner possible modification of the joint venture and the terms and conditions of the master agreement and the shareholders agreement, including but not limited to an extension of the master agreement, modification of the option to purchase the joint venture under the shareholders agreement, volume commitments and economics, as well as other terms and conditions. While discussions continue, there can be no assurance that an agreement to modify the joint venture will be reached. A date by which the current discussions will be finalized or terminated cannot be determined at this time. Any agreement to modify the joint venture and the terms and conditions upon which KPO services may be provided by the joint venture could have a material adverse effect on the Company’s business, results of operations and financial condition depending on the terms of any such an agreement. Failure to reach an agreement does not affect the current KPO services or the current KPO master agreement which as stated above is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2012 with the ability to extend by mutual consent for up to three additional one year terms.

Other than as set forth above, there have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008, and the Company’s quarterly report on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

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

Exhibits

Exhibit No.	Description

10	Credit Agreement, dated August 3, 2009, between JPMorgan Chase Bank, N.A. and the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : November 06, 2009	/S/ KESHAV R. MURUGESH
Keshav R. Murugesh,
Chief Executive Officer and President

Date : November 06, 2009	/S/ ARVIND GODBOLE
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Credit Agreement, dated August 3, 2009, between JPMorgan Chase Bank, N.A. and the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.