Form 10-K
period 2009-12-31
SYNTEL INC
filed 2010-03-15
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009, based on the last sale price of $31.44 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $403,064,730.

As of February 28, 2010, the Registrant had 41,497,550 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on or about June 3, 2010 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures about Market Risk, contains statements that could be construed as forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. For a detailed discussion of certain risks associated with the Company’s business that could cause future results to materially differ from the recent results or those projected in any forward-looking statements, see “Item 1A. Risk Factors” in this Form 10-K.

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a worldwide provider of information technology and Knowledge Process Outsourcing (KPO) services to Global 2000 companies. The Company’s service offerings are grouped into four segments: Applications Outsourcing, KPO, e-Business and TeamSourcing®. Applications Outsourcing consists of outsourcing services for ongoing management, development and maintenance of business applications, including testing and migration services. KPO consists of high-value, customized outsourcing solutions that enhance critical process outsourced solutions such as transaction processing, loan servicing, retirement processing and collections and payment processing. Syntel’s primary KPO focus is in the financial services, healthcare and insurance sectors. e-Business consists of practice areas in Web solutions, Data Warehousing/Business Intelligence, Enterprise Resource Planning (ERP) and Enterprise Applications Integration (EAI) services. TeamSourcing consists of professional Information Technology (IT) consulting services. Syntel believes that its service offerings are distinguished by its Global Delivery Model, a corporate culture focused on customer service, responsiveness and its own internally-developed intellectual capital, which is based on a proven set of methodologies, practices and tools for managing the IT and select business process functions of its customers.

Through Applications Outsourcing, Syntel provides high-value applications management services for ongoing management, development and maintenance of customers’ business applications, including testing and migration services. Syntel assumes responsibility for and manages selected application support functions for the customer. Utilizing its developed methodologies, processes and tools, the Company is able to assimilate the customer’s business process knowledge in order to develop and deliver services specifically tailored for that customer. Applications Outsourcing services accounted for approximately 73%, 67% and 67% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Through KPO, Syntel seeks to provide high-value KPO solutions to its customers, as opposed to low-value, capital-intensive voice-based KPO services. Syntel provides outsourced solutions for a client’s business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes and to identify the right ones for outsourcing. Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. Syntel’s insurance KPO services include claims processing and policy administration, among others. Its banking and capital markets KPO services include investment management global operations including brokerage operations, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management. KPO services for the healthcare and life sciences industry include records management, clinical data management and claims solutions. KPO accounted for approximately 18%, 20% and 16% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Through its e-Business practices, Syntel provides strategic advanced technology services for architecture, design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are built around utilization of the Internet and mobile devices, which have transformed many businesses. The Company provides customized technology services in the areas of web solutions, including architecture, enablement of legacy applications and portal development. Syntel has entered into several alliances with leading software firms and IT application software infrastructure providers that will provide the Company with increased opportunities for market penetration. e-Business accounted for approximately 7%, 11% and 12% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Through TeamSourcing, Syntel provides professional IT consulting services directly to customers. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex IT applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 2%, 2% and 5% of total consolidated revenues, for the years ended December 31, 2009, 2008 and 2007, respectively.

The information set forth under Note 15 “Segment Reporting” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

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

Syntel provides its services to a broad range of Global 2000 companies in the financial services, healthcare, life sciences, insurance, manufacturing, automotive, retail, telecom and other industries. During 2009 the Company provided services to 103 customers, principally in the U.S. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and enable it to expand its roles with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are also important decision factors in the Company being chosen as a preferred vendor. The Company has a focused sales effort that includes a strategy of engaging existing IT customers in higher-value KPO services. The Company has focused on increasing its resources in the development, marketing and sales of its Applications Outsourcing and KPO services to expand its customer base.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits globally through its worldwide recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its IT professional staff in response to customer needs. As of December 31, 2009, Syntel’s worldwide billable headcount consisted of 9,228 consultants providing professional services to Syntel’s customers.

The information set forth under Note 16 “Geographic Information” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Increasing globalization and rapid technological innovation are creating an increasingly competitive business environment that requires companies to fundamentally change their business processes. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround, and highly responsive and personalized service. To make these changes and adequately address these needs, companies are focusing on their core competencies and on cost-effectively utilizing IT solutions to improve productivity, lower costs and manage operations more effectively. As a result, designing, developing and implementing advanced technology solutions are key priorities for the majority of corporations. In addition, the development and maintenance of new IT applications continues to be a high priority. This type of work requires highly skilled individuals trained in a broad spectrum of technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize fixed costs and reduce their workforce. The Company believes that many organizations are concluding that using outside specialists to address their advanced technology and ongoing IT requirements enables them to develop better solutions in shorter time frames and to reduce implementation risks and ongoing maintenance costs. Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, have demonstrated the ability to manage IT resources effectively, have low-cost offshore software development facilities, and can efficiently expand operations to meet customer demands.

Demand for IT services has grown significantly as companies seek ways to outsource not only specific projects for the design, development and integration of new technologies, but also ongoing management, development and maintenance of existing IT systems.

The Company believes that outsourcing the ongoing management, development and maintenance of IT applications is becoming increasingly critical to business enterprises. The challenges of IT planning, budgeting and execution in the face of technological innovations and uncertainties, the focus on cost cutting, and a growing shortage of skilled personnel are driving senior corporate management to strategically pursue outsourcing of critical internal IT functions. Organizations are seeking an experienced IT services outsourcing provider that possesses not only the expertise and knowledge to address the complexities of rapidly changing technologies, but also the capability to understand and automate their business processes and knowledge base. In addition, the IT provider must be able to develop customized solutions to problems unique to the organization. This involves maintaining a combination of on-site, off-site and offshore professionals who know the customer’s IT and business processes, providing access to a wide range of expertise and best practices, providing responsiveness and accountability to allow internal IT departments to meet organization goals, and providing low-cost, value-added services to stay within the organization’s IT budget constraints.

In today’s environment, large organizations are increasingly finding that full facilities management outsourcing providers, who own and manage an organization’s entire IT function, do not permit the organization to retain control over, or permit flexible reallocation of, its IT resources. This makes Syntel’s flexible model an attractive alternative.

Demand for KPO services is also growing as enterprises are looking beyond IT outsourcing to drive cost reductions and enterprise wide improvements. Companies are starting to understand the benefits a KPO partner can deliver with increased efficiencies and potential for improved performance.

COMPETITIVE ADVANTAGES

Syntel has developed mature processes to handle large, complex assignments and efficiently deliver higher quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s global delivery model, vertical domain expertise, focus on customer service and end-to-end products are key competitive advantages.

Global Delivery Service. Syntel performs its services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at the Company’s Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical expertise, resource availability and cost-effective delivery. The benefits to the customer from this customized service include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, and cost-effectiveness. To support its Global Delivery Service, the Company currently has three Global Development Centers located in Mumbai, Pune, and Chennai, India. The Company also has a Support Center located in Cary, North Carolina. The Mumbai Global Development Centers, including onsite deputations outside

Mumbai, employed 4,162 people as of December 31, 2009 and have a capacity of approximately 4,079 people. The Pune Global Development Centers employed 5,099 people as of December 31, 2009 and have a capacity of approximately 6,682 people. The Chennai Global Development Centers, including onsite deputations outside Chennai, employed 1,981 people as of December 31, 2009 and have a capacity of approximately 1,679 people. The above numbers of people employed include onsite deputations outside India.

The Company has acquired 78 acres of land situated in Pune, out of which 40 acres of land for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007, the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee-focused facility, including such amenities as training facilities, cafeteria and fitness center. The remaining 38 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already completed construction of 2 office buildings in the SEZ area with more than 2,000 seats. In addition, Syntel leases two facilities in Pune, India consisting of approximately 45,463 square feet.

The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1 the Company is constructing 0.7 million square feet of space. This consists of 3 Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block with 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for substantial completion in the first half of 2010.

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

Deep Industry Expertise. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services. Syntel’s industry expertise can be leveraged to assist other clients in the same industry, thereby improving the quality and value of its services. The Company domain expertise extends to multiple verticals, with particular strength in financial services, insurance, and healthcare. For the year ended December 31, 2009, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, auto, retail and other was 57%, 15%, 18%, 2%, 2% and 6%, respectively.

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

Proven Intellectual Capital. Over its 30-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems. The Company believes that its intellectual capital is an important part of its competitive advantage. The Company benefits from its own experience in transitioning from a 100% onshore service provider to a majority offshore-centric service provider. The Company employs a team of professionals whose mission is to develop and formalize Syntel’s intellectual capital for use by the entire Syntel organization. This intellectual capital includes methodologies for the selection of appropriate customer IT and process functions for management by Syntel, tools for the transfer to Syntel of the systems and process knowledge of the customer, and techniques for providing systems and process support improvements to the customer. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as cloud computing, mobile and embedded technologies, open source platforms, automation and grid computing. Through these efforts, the Company becomes more valuable to the customer and is often able to expand the scope of its work for existing customers.

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

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical expertise, best practice solutions, resource availability, responsive turnaround and cost-effective delivery. The Company strives to leverage this capability to provide reliable and cost-effective services to its existing customers, expand services to existing customers and to attract new customers. Moreover, the flexibility and capacity of the Global Delivery Service and the Company’s worldwide recruitment and training programs enhance the ability of the Company to expand its business as the number of customers grows and their demands increase. The Company continues to expand the capacity of its Global Development Centers worldwide. The Company has made a significant migration of resources to offshore development locations. Measured by billable headcount, approximately 80% of services were delivered from offshore centers as of December 31, 2009 versus 82% as of December 31, 2008.

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

Attract and Retain Highly Skilled Professionals. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (1) employs professional recruiters who recruit qualified professionals throughout the U.S. and India, (2) trains employees and new recruits through both computer-based training and its four training centers, one of which is located in the U.S. and three of which are located in India, and (3) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning, and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. The Company believes that its recent investment in its Pune and Chennai, India campuses has positively impacted its ability to attract and retain high quality talent.

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

SERVICE OFFERINGS

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

During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and KPO services. For the years ended December 31, 2009, 2008 and 2007, Applications Outsourcing and e-Business combined accounted for approximately 80%, 78% and 79%, respectively, of the Company’s total revenues and TeamSourcing represented approximately 2%, 2% and 5%, respectively, of the Company’s total revenues. The KPO segment started contributing revenues during the year 2004. Revenue from this segment was 18%, 20% and 16% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. In the fourth quarter of 2009, more than 97% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) Level 5. Syntel is also an ISO 9001: 2000 and ISO 27001:2005 certified company and has achieved SAS 70 Type II Certification. Syntel is a Microsoft Certified Gold Partner and continues its status as a Project Management Institute Registered Education Provider. During 2009, Syntel also earned a host of media and industry awards, including International Association of Outsourcing Professional’s “The Global Outsourcing 100,” Global Services’ “Global Services 100,” American Banker and Financial Insights’ “FinTech 100,” Forbes’ “200 Best Small Companies in America,” The Black Book of Outsourcing’s “50 Best Managed Global Outsourcing Vendors,” Dataquest India’s “Top 20 BPO Provider,” and Dataquest India’s “Top 50 IT Provider” and the “Healthcare Informatics 100”.

Applications Outsourcing

Syntel provides high-value application management services for ongoing management, development and maintenance of business applications. Through Applications Outsourcing, the Company assumes responsibility for, and manages selected applications support functions of the customers. The Global Delivery Service is central to Syntel’s delivery of Applications Outsourcing services. It enables the Company to respond to customers’ needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission-critical applications.

Syntel has developed methodologies, processes and tools to effectively integrate and execute Applications Outsourcing engagements. Referred to as IntelliTransfer®, this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer’s personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer and, finally, seeks to assume responsibility for performance of a particular customer applications system or systems. As the Company develops an in-depth knowledge of the customer’s personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue more value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and applications of the customer.

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

Knowledge Process Outsourcing (KPO)

Syntel seeks to provide high-value KPO solutions to its customers, as opposed to low-value, capital-intensive voice-based KPO services. Through KPO, Syntel provides outsourced solutions for a client’s knowledge and business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes, identifying the right ones for outsourcing. Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. Its banking and capital markets KPO services include investment management global operations including brokerage operations, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management. KPO services for the healthcare and life sciences industry includes records management, clinical data management and claims solutions. Syntel’s insurance KPO services include claims processing and policy administration, among others.

e-Business Services

Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are built around utilization of the Internet and mobile devices, which have transformed many businesses. The Company provides customized technology services in the areas of web solutions, including architecture, enablement of legacy applications and portal development. In the area of

Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of analytics dashboards, data warehouses and data mining tools. In the areas of Enterprise Applications Integration and Enterprise Resource Planning, Syntel takes an enterprise-wide view of its customers’ environment and implements package software solutions that create better integration, and therefore better information utilization, between front-office and back-office applications. Syntel helps its customers select the appropriate package software options, then customize and implement the solutions. Additionally, the Company has effectively engaged several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure. These partnerships will provide the Company with increased opportunities for market penetration.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. In 2009, the Company provided services to 103 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2009, 2008 and 2007, the Company’s top ten customers accounted for approximately 75%, 71% and 73% of the Company’s total revenues, respectively. The Company’s three largest customers in 2009 contributed approximately 21%, 20% and 8%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2009, 2008 and 2007 was American Express; accounting for approximately 21%, 20% and 19% of the total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Further, the Company’s second-largest customer, State Street Bank contributed approximately 20%, 20% and 17% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Through on-site service delivery at the customer’s location, the Company is able to gain comprehensive knowledge concerning the customer’s personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Offshore service delivery at the Company’s Indian locations provides the customer with the capacity to receive around-the- clock attention to applications maintenance and project development for faster turnaround, greater availability of resources and expertise resident in India.

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

The Company’s Global Development Centers located in Pune, Mumbai and Chennai, India and a Support Center located at Cary, North Carolina support the Company’s Global Delivery Service.

The Company has acquired 78 acres of land situated in Pune, out of which 40 acres of land is used for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007, the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee- focused facility, including such amenities as training facilities, cafeteria and fitness center. The remaining 38 acres of land that is adjacent to this campus has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already completed construction of 2 office buildings in the SEZ area with more than 2,000 seats. In addition, Syntel leases two facilities in Pune, India consisting of approximately 45,463 square feet.

The Mumbai, India Global Development Center, which employed 4,162 persons, including onsite deputations outside Mumbai, as of December 31, 2009, serves as the hub of the Company’s Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 4,079 people including KPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,981 persons as of December 31, 2009. The Chennai facility has a capacity of approximately 1,679 persons. The Company has acquired approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1 the Company is constructing 0.7 million square feet of space. This consists of 3 Software Development Blocks each with a capacity of 1,700 seats, a Food Court with seating capacity of 1,000, a Training Block with seating capacity of 1,200, a Welcome Block, a Recreation Block and a

Utility Block. Phase 1 is scheduled for substantial completion in the first half of 2010.

Syntel leases approximately 132,584 square feet of office space in Mumbai, India under eleven leases expiring ranging from January 10, 2011 to April 16, 2012. These facilities house IT professionals as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its KPO operations, Syntel has leased 175,605 square feet of office space in Mumbai, India under five leases expiring on dates ranging between May 12, 2010 to June 16, 2012.

Syntel leases approximately 153,545 square feet of office space in Chennai, India, under three leases expiring on dates ranging between January 19, 2011 to September 22, 2012, all subject to the Company’s option to renew for additional periods.

Syntel leases approximately 4,000 square feet of office space in Gurgaon, India under a lease agreement expiring on March 31, 2010. It has signed a new lease commencing from 10th February 2010 and expiring on 9th February 2015

The Company believes that space availability in Mumbai, Pune, Gurgaon and Chennai will accommodate short-term facility requirements and the new campuses in Pune and Chennai will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in both major and emerging population centers in India to meet its growth objectives.

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team and senior management team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; Framingham, Massachusetts; London, UK; Hong Kong; Stuttgart and Munich, Germany; Singapore; Paris, France; Toronto, Canada; Ireland and Australia. The sales staff is aligned by industry vertical, with each salesperson provided the authority to pursue Applications Outsourcing, KPO, e-Business and to a much lesser degree, TeamSourcing opportunities. The sales team is supported by technical and subject matter experts from the Company’s delivery teams. The Company also augmented its onsite sales team with an India-based sales team along with the Syntel Direct team.

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

The sales cycle for an e-Business engagement, from initial contact to execution of an agreement, varies by type of service and account size, it typically ranges from one to six months, depending upon the complexity of the engagements. The sales cycle for large, fixed price e-Business engagement is similar to that of Applications Outsourcing engagements. The sales cycle for partnership software installations is generally one to six months. The associated software installation engagements are generally short, lasting one to three months. The Company’s Strategic Operations Group (SOG) team supports the Company’s sales team in this area.

The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days. TeamSourcing engagements are essentially developed from existing customers as the Company focuses its attention on growing the Applications Outsourcing, KPO and e-Business segments.

Syntel’s marketing organization strives to build and support the Syntel brand as well as generate awareness and leads for the Company’s service offerings. The Company’s current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail campaigns, case studies, and public relations aimed at CEOs, CIOs and CFOs of Global 2000 companies. In addition, Syntel’s marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group and Forrester Research, to ensure analysts have a good understanding of Syntel’s offerings and positioning. Syntel’s marketing group manages the Company’s market research and also helps in building proposals along with the sales team.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2009, the Company globally had 12,567 full-time employees including a billable headcount of 9,228 providing a wide range of Information Technology and Knowledge Process Outsourcing professional services to Syntel’s customers.

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

Recruiting. The Company has developed a recruiting methodology and organization which is a core competency. The Company has significantly expanded its international-based recruiting team, with recruiters in Mumbai, Chennai, Delhi and Pune, India, to recruit for the Company’s global requirements. The Company also has a recruiting team focused on U.S. and International hiring which recruits across the Company’s global locations. The Company uses a standardized global selection process that includes written tests, interviews and reference checks.

Among the Company’s other recruiting techniques are the placement of advertisements on its own web site and popular job boards, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, participating in job fairs, partnering with and recruiting on university campuses. In addition, the Company has developed a database of talent pipeline hosted on the Company’s internal Intranet, which has an automated workflow for managing the phases of recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and manage the interview, selection and offer process through a streamlined workflow.

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

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Company’s culture. Detailed business discussions are conducted, spanning across the organization flowing upwards from manager level to leadership team. Talent summaries, short-term and long-term talent plans, and future leadership identification are executed as the part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon.

Apart from the knowledge and skills that are critical for each position, the Company measures the personal attributes and the value match which is fundamental for any employee. The five core Values which each Syntel employee embodies are tested during the selection itself. These five Values are Simple, Speed, Smart, Synergy, and Stretch, where Integrity is the foundation underlying the above core values. The Values are also reinforced during the appraisal process, which imparts great significance to the Values scores. Each of these Values is well defined, and assessors are coached on how to gauge them at various levels.

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, short-term and long-term bonus plans, medical insurance, dental options, a vision eye-care program, life insurance, long-term and short-term disability options, a 401(k) plan, and a tuition subsidy plan.

Training. The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable talent pool of qualified IT and KPO professionals.

To empower our employees to live our Mission, Syntel introduces new training modules annually, with the core dimensions of training in the IT sector being Technical, Domain and Management. The employees in Syntel are sponsored for certifications in all these areas. Syntel has also entered into an alliance with Carnegie Mellon University in the United States for certifications for the iCarnegie e-Learning courses for developers and testers.

Syntel training programs in management cover management of projects, engagements and business processes. Syntel has been a “Registered Education Provider” for “Project Management Institute” (PMI) in the United States for over a decade. “Project Management” training is imparted internally by Syntel and externally by “International Institute of Learning” in the United States as per “PMI guidelines”.

The domain training programs cover Insurance and Healthcare training in Property and Casualty, Life and Annuities, and Payer and Provider areas as per AICPCU/IIA, LOMA and AHIP guidelines. All other domain training is tailored as per the market needs, and go through various levels of training based on competencies.

The training programs in technology cover languages, databases, operating systems, application servers, portal builders, infrastructure library management (ITIL) and packaged tools in the ERP, EAI and BI arena. These are delivered by instructor-led classroom sessions or on-line via e-Learning programs on Syntel’s e-Learning subscription sites.

The training team runs a variety of functional training programs which are project specific such as Capital Markets training, Fund Accounting training, Transaction Processing, and others. The Company also helps its leaders become its brand ambassadors by imparting Management Development Programs like operational programs for Team Leaders such as SAIL®, Train to Retain (T2R), Train the Trainer (TTT), Leadership and the Effectiveness Assessment Program (LEAP). These programs instill leadership values in its managers. The Company also runs programs like Email Etiquette, Presentation Skills, Business Communication, Business Etiquette and many more such soft skills modules to help build a strong base of employees. Also, the Company ensures that employees lead a very fulfilling life even when at work, by being able to de-stress themselves through life enrichment sessions like Yoga, desktop Yoga, music therapy, craft and art sessions.

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

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the IT and KPO services it offers. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies, and contract programming companies. The Company’s most direct competitors in IT include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO, the Company primarily competes with other offshore KPO vendors including HCL, Wipro

Technologies and WNS. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

AVAILABLE INFORMATION

Syntel makes available free of charge, through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel’s web site is www.syntelinc.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	57	Chairman and Director
Prashant Ranade	57	Chief Executive Officer, President and Director
Arvind S. Godbole	52	Chief Financial Officer and Chief Information Security Officer
Daniel M. Moore	55	Chief Administrative Officer, General Counsel and Secretary
Anil Jain	51	Senior Vice President, Business Unit Head—Insurance Vertical
R. S. Ramdas	55	Senior Vice President, Procurement and Global Taxation
Rakesh Khanna	47	President, Business Unit Head—Banking and Financial Services Vertical
Lakshmanan Chidambaram	46	Vice President, Head Sales—U.S. and Canada
Murlidhar Reddy	40	Vice President, Operations Head,—Healthcare and Life Sciences Vertical
V. S. Raj	46	Vice President, Chief Executive Officer of State Street Syntel Services Private Limited
Raja Ray	47	Senior Vice President, Business Unit Head, Diversified Vertical

Bharat Desai is a co-founder of Syntel and serves as its Chairman of the Board and as a director. He served as the Company’s Chief Executive Officer from the Company’s formation through February 2009 and has been the Chairman of Syntel’s Board of Directors since February 1999. He also served as the Company’s President from its formation until December 2006.

Prashant Ranade was appointed as Chief Executive Officer and President of the Company in February 2010. He has served as a director of Syntel since June 2007. From May 2003 to November 2006, Mr. Ranade served as the President and Chief Executive Officer of Siemens Group Logistics and Assembly Systems, NA (currently Dematic GmbH & Co. KG), a company that is principally involved in material handling logistics and automation. Mr. Ranade served on the board of directors at Dematic until July 2007.

Arvind Godbole was appointed Chief Financial Officer in December 2006 after being appointed Interim Chief Financial Officer in June 2006. Mr. Godbole was appointed the Company’s Chief Information Security Officer in June 2006. He has been with the Company as Corporate Controller since March 2001 and had also been a member of the Procurement Team along with his usual functions as a controller.

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary and since August 1998.

Anil Jain was appointed as Senior Vice President, Business Unit Head—Insurance Vertical in February 2006. Mr. Jain has been with Syntel since 1993 serving in a number of client relationship and IT service delivery capacities.

R.S. Ramdas was appointed as Senior Vice President in July 2006 and became a member of the leadership team in February 2006. As a Senior Vice President, Mr. Ramdas has been involved with finance, internal audit, procurement, and global taxation. Mr. Ramdas served as Vice President of Syntel from March 2004 to January 2006.

Rakesh Khanna was appointed as President, Business Unit Head—Banking and Financial Services Vertical for the Company in July 2005. Prior to joining Syntel, Mr. Khanna served in senior management at erstwhile IFLEX Solutions Ltd., a company specializing in software products and services for banks and financial service institutions, from September 1996 to July 2005.

Lakshmanan Chidambaram was appointed as Vice President, Head Sales—U.S. and Canada in January 2007. Mr. Chidambaram was Head of Sales, Banking and Financial Services and Insurance Business units in February 2006, and in December 2006, assumed responsibility for Automotive, Healthcare and Diversified Businesses sales. Mr. Chidambaram joined Syntel in 2001 and has served in a variety of sales positions.

Murlidhar Reddy was appointed as Vice President, Operations Head, Healthcare and Life Sciences Vertical in July 2006 and has been with Syntel since November 2003 serving in various IT service delivery capacities.

V. S. Raj was appointed as Vice President and the Chief Executive Officer of State Street Syntel Services Private Limited in October 2008. Prior to joining Syntel, Mr. Raj served as Vice President and Site Manager for JPMorgan Chase & Co., a global financial services provider, in Bangalore from June 2005 to October 2008. From June 2000 to June 2005, Mr. Raj was Vice President and Quality Leader for GE Capital International Services, part of General Electric Company’s financial services unit.

Raja Ray was appointed as Senior Vice President and Business Unit Head, Diversified Vertical in August 2009. Prior to joining Syntel, Mr. Ray served as an Assistant Vice President in the consumer packaged goods vertical at Cognizant Technology Solutions from June to July 2009, as an Application Sales Leader at EDS an HP Company from May 2008 to May 2009, and in various positions at Tata Consultancy Services from February 1990 to March 2008. All three previous companies are IT services providers.

ITEM 1A.	RISK FACTORS

The following factors should be considered carefully when evaluating our business.

The continued uncertainty and negative conditions in the worldwide economic markets could adversely affect the Company’s business, results of operations and financial condition.

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

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 75%, 71% and 73% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s largest client for the years ended December 31, 2009, 2008 and 2007 was American Express, which generated approximately 21%, 20% and 19% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s second largest client is State Street Bank which generated approximately 20%, 20% and 17% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 57%, 55% and 48% of the Company’s revenues for the years ended December 31, 2009, 2008 and 2007, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 17% of the Company’s total revenues for the year ended December 31, 2009, and approximately 16% and 14% of the Company’s total revenues for the years ended December 31, 2008 and 2007, respectively. The current master agreement under which the Company is able to provide KPO services to these three clients appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2012 with the ability to extend by mutual consent for up to three additional one year terms. Commencing in February 2010, the State Street Bank affiliate through a separate shareholders agreement has the right to purchase the Company’s interest in the joint venture at an agreed-upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to these three clients and transferring some related KPO professionals and assets to the State Street Bank affiliate. The State Street Bank affiliate exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition. The State Street Bank affiliate has waived its right to exercise the purchase right through March 31, 2010 and may extend its waiver for one or more additional periods of 30 days.

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

The Company provides information technology and KPO services that are integral to our client’s businesses. If the Company were to default in the provision of contractually agreed-upon services, Company clients could suffer significant damages and make claims upon the Company for those damages. Although the Company believes it has adequate processes in place to protect against defaults in the provisions of services, errors may occur, particularly in KPO services which are more transactional in nature. The Company currently carries $25 million in errors and omissions liability coverage for all services provided by the Company other than the joint venture between the Company and an affiliate of State Street Bank.

That joint venture currently carries $10 million in errors and omissions coverage. To the extent client damages were deemed recoverable against the Company and were substantially in excess of the Company’s insurance coverage, or if the Company’s claims for insurance coverage were denied by the Company’s insurance carriers for any reason including, but not limited to a Company client’s failure to provide insurance carrier-required documentation or a Company client’s failure to follow insurance carrier-required claim settlement procedures, there could be a material adverse effect on our business, results of operations and financial condition.

Failure to hire and retain a sufficient number of qualified professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2009, 2008 and 2007, attrition was 11%, 14% and 14%, respectively. For the same periods, the number of net hires was 204, 654 and 3,345, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2009, 689 IT professionals, representing approximately 5% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation of the Company could reduce the Company’s overall profitability.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2011. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate would increase significantly beginning in calendar year 2011.

In anticipation of the complete phase out of the tax holidays on March 31, 2011, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. The Indian government has proposed certain interpretive positions regarding the tax incentives applicable to SEZs. The Indian government has discussed making further changes in the SEZ policies which could be adverse to our operations. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

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

Variability of Quarterly Operating Results.

The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company’s facilities; changes in professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; length of sales cycles; customers’ budget cycles; and investment time for training. Because a significant percentage of the Company’s selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. It is possible that the Company’s operating results could be below or above the expectations of market analysts and investors. In such event, the price of the Company’s common stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate causing an adverse effect on the Company’s financial condition at the time.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 8% of the Company’s revenues for the year ended December 31, 2009. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 45%, 38% and 38% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2009, approximately 80% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

As the size and duration of the Company’s client engagements increase, the Company’s current and future clients may require benchmarking provisions. Benchmarking provisions generally allow a client in certain circumstances to request that a benchmark study be prepared by an agreed-upon third-party comparing the Company’s pricing, performance and efficiency gains for delivered contract services to that of an agreed-upon list of other service providers for comparable services. Based on the results of the benchmark study and depending on the reasons for an unfavorable variance, if any, the Company could then be required to reduce the pricing for future services to be performed under the balance of the contract or to change the services being provided under the contract, which could have an adverse impact on the Company’s revenues and profitability.

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

The Company’s business could be materially adversely affected if the Company does not protect its intellectual capital or if the Company’s services are found to infringe on the intellectual property of others.

The Company’s success depends in part on certain methodologies, practices, tools and technical expertise the Company utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual capital. In order to protect the Company’s rights in this intellectual capital, the Company relies upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. The Company also generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limit access to and distribution of the Company’s proprietary information.

The Company holds several trademarks or service marks and intends to submit additional United States federal and foreign trademark applications for the names of additional service offerings in the future. There can be no assurance that the Company will be successful in maintaining existing or obtaining future trademarks. There can be no assurance that the laws, rules, regulations and treaties in effect now or in the future or the contractual and other protective measures the Company takes are adequate to protect it from misappropriation or unauthorized use of the Company’s intellectual capital or that such laws, rules, regulations and treaties will not change. There can be no assurance that the Company will be able to detect unauthorized use and take appropriate steps to enforce the Company’s rights or that any such steps will be successful. Misappropriation by others of the Company’s intellectual capital, including the costs of enforcing the Company’s intellectual capital rights, could have a material adverse effect on the Company’s business, results of operations and financial condition. However, the Company is not significantly dependent on the referenced trademarks in the conduct of its business.

Although the Company believes that its intellectual capital does not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that any such claim, if asserted, would not be successful. The costs of defending any such claims could be significant and any successful claim could require the Company to modify, discontinue or change the manner in which the Company provides its services. Any such changes could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s earnings are affected by issuance of stock options and stock based awards to employees and directors.

The Company expenses stock options and other stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under stock plans. The Company in the past has granted options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In addition, the Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2009, the Company recorded $ 1.9 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 17% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2009, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $94.4 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2009, the Company would have accrued taxes of approximately $140.6 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2012. The Company has a telecommunications hub located in approximately 3,200 square feet of leased space in Cary, North Carolina under a lease which expires on July 31, 2010. The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Framingham, Massachusetts; London, UK; Stuttgart and Munich, Germany; Sydney, Australia and Toronto, Canada.

The Company’s Global Development Centers are located in: Pune, Mumbai, Gurgaon and Chennai, India and a Support Center located in Cary, North Carolina supports the Company’s Global Delivery Service.

The Company has acquired 78 acres of land situated in Pune, out of which 40 acres of land for construction of a state-of-the-art development and training campus in Pune, India. Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and hotel. In February 2007, the Company completed 2 office buildings with more than 2,000 seats. When fully completed, the facility will cover over 1 million square feet and have capacity for 9,000 seats. It will be both a customer and employee-focused facility, including such amenities as training facilities, cafeteria and fitness center. The remaining 38 acres of land that is adjacent to this campus and this area has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has already completed construction of 2 office buildings in the SEZ area with more than 2,000 seats. In addition, Syntel leases two facilities in Pune, India consisting of approximately 45,463 square feet.

The Mumbai, India Global Development Center, which employed, including onsite deputations outside Mumbai, 4,162 persons as of December 31, 2009, serves as the hub of the Company’s Indian operations. This Global Development Center provides substantial resource depth to meet customer needs around the world, low-cost service delivery, a 24-hour customer assistance center and development of technical solutions and expertise. Mumbai also serves as the principal recruiting and training center for the Company. The Mumbai Center has been in operation for over a decade and has a capacity of approximately 4,079 people including KPO operations.

The Chennai Training and Global Development Center employed, including onsite deputations outside Chennai, 1,981 persons as of December 31, 2009. The Chennai facility has a capacity of approximately 1,679 persons. The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1, the Company is constructing 0.7 million square feet of space. This consists of three Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block with 1,200 seating capacity, a Welcome Block, a Recreation Block and a Utility Block. Phase 1 is scheduled for substantial completion in the first half of 2010.

Syntel leases approximately 132,584 square feet of office space in Mumbai, India, under eleven leases expiring ranging from January 10, 2011 to April 16, 2012. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

For facilitating its KPO operations, Syntel has leased 175,605 square feet of office space in Mumbai, India under five leases expiring on dates ranging between May 12, 2010 to June 16, 2012.

Syntel leases approximately 153,545 square feet of office space in Chennai, India, under three leases expiring on dates ranging between January 19, 2011 to September 22, 2012, all subject to the Company’s option to renew for additional periods.

Syntel leases approximately 4,000 sq. ft. of office space in Gurgaon, India under a lease agreement expiring on March 31, 2010. It has signed a new lease commencing on February 10, 2010 and expiring on February 9, 2015.

The Company believes that space availability in Mumbai, Pune, Gurgaon and Chennai will accommodate short-term facility requirements and the new campuses in Pune and Chennai will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in Tier I, Tier II and Tier III cities in India to meet its growth objectives.

ITEM 3.	LEGAL PROCEEDING.

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2008 and 2009.

Period	High	Low
First Quarter, 2008	37.260	24.560
Second Quarter, 2008	37.180	25.400
Third Quarter, 2008	34.650	22.770
Fourth Quarter, 2008	25.600	18.150
First Quarter, 2009	26.370	17.320
Second Quarter, 2009	31.440	21.090
Third Quarter, 2009	49.130	30.720
Fourth Quarter, 2009	46.290	35.830

(b) There were approximately 208 shareholders of record and 17,000 beneficial holders on February 28, 2010.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company’s last two fiscal years. In addition, on December 1, 2008 the Board of Directors declared a special cash dividend of $0.50 per share, payable on December 26, 2008 to Syntel shareholders of record at the close of business on December 12, 2008. The Company paid total cash dividends of $ 0.24 and $ 0.74 per share for the years ended December 31, 2009 and 2008, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2004 through December 31, 2009, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

Company/Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Syntel, Inc.	$100	$126.91	$162.31	$225.71	$138.40	$224.67
S&P 500 Stock Index	$100	$104.89	$121.44	$128.11	$80.72	$102.11
Peer Group Index	$100	$87.23	$108.27	$119.80	$90.50	$149.90

*	Assumes that the value of an investment in Syntel’s Common Stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

SYNTEL, INC. & SUBSIDIARIES

(In thousands, except share and headcount data)

The following tables set forth selected consolidated financial data and other data concerning Syntel, Inc. and its subsidiaries for each of the last five years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
STATEMENT OF INCOME DATA
Net revenues	$419,006	$410,426	$337,673	$270,229	$226,189
Cost of revenues	215,154	231,729	205,422	167,980	135,043

Gross profit	203,852	178,697	132,251	102,249	91,146
Selling, general and administrative expenses	78,463	80,347	68,913	49,374	44,917

Income from operations	125,389	98,350	63,338	52,875	46,229
Other income, principally interest	10,059	2,031	7,222	4,894	4,592

Income before income taxes	135,448	100,381	70,560	57,769	50,821
Income tax provision (1)	16,953	13,700	7,700	6,853	20,500

Net income	$118,495	$86,681	$62,860	$50,916	$30,321

Earnings per share, diluted	$2.86	$2.10	$1.52	$1.24	$0.75
Weighted average shares outstanding, diluted	41,491	41,340	41,265	41,095	40,651
Cash dividends declared per common share	$0.24	$0.74	$0.24	$1.49	$1.74

	AS OF DECEMBER 31,
	2009	2008	2007	2006	2005
	($ In thousands)
BALANCE SHEET DATA
Working capital	$224,092	$144,379	$138,352	$106,903	$120,768
Total assets	412,622	295,571	273,496	199,592	199,385
Total shareholders’ equity	350,038	226,830	207,750	149,742	152,278
OTHER DATA
Billable headcount in U.S.	1,777	1,433	1,492	1,405	1,341
Billable headcount in India	7,368	6,963	6,123	4,006	3,006
Billable headcount at other locations	83	113	94	88	109

Total billable headcount	9,228	8,509	7,709	5,499	4,456

1.

The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. Further, Union

Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.49 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. Without the above, the effective tax rate for the year ended December 31, 2009 would have been 15.0%. The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million which comprises $2.2 million and $0.8 million towards tax and interest respectively provided earlier towards uncertain income tax positions. In addition, during 2008 the Company had recorded a charge of $1.1 million towards uncertain income tax positions of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards credit of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%. During year ended December 31, 2007 the tax rate was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the years ended December 31, 2009, 2008 and 2007, revenues from time and material contracts constituted 55%, 62% and 62%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2009, 2008 and 2007, revenues from fixed-price application management maintenance and support engagements constituted 35%, 29% and 27%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2009, 2008 and 2007, revenues from fixed-price application development and integration contracts constituted 10%, 9% and 11%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2009 and 2008, the allowance for doubtful accounts was $3.0 million and $0.4 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

Income Taxes—Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates.

In determining the tax provisions, the Company also reserves for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The reserve no longer required for any particular tax year is credited to the current year’s income tax provision.

During 2009, the Company had a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. These revisions in estimates had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2008 by $0.09 and $0.10 per share respectively.

During 2008, the Company has reversed a tax reserve of $3.0 million which comprises $2.2 million and $0.8 million towards tax and interest, respectively, provided earlier towards uncertain income tax positions. In addition, during 2008 the Company has recorded a charge of $1.1 million towards uncertain income tax positions of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards credit of Michigan Single Business tax for the years 2001 to 2003. These revisions in estimates had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2008 by $0.09 per share.

During 2007, the Company has reversed a tax reserve of $3.1 million related to the year 2003 along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.38 million, an additional tax reserve of $0.3 million and reversal of $0.1 million of valuation allowance. These revisions in estimates had an aftertax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2007 by $0.13 per share.

Accruals for Legal Exposures. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or otherwise, the lower end of an estimated reasonable range of potential liability. The accrual related to litigation and legal fees at December 31, 2009 and 2008 was $0.5 million.

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

The following table outlines the revenue mix for the years ended December 31, 2009, 2008 and 2007:

	Percent of Total Revenues
	2009	2008	2007
Applications Outsourcing	73%	67%	67%
KPO	18	20	16
e-Business	7	11	12
TeamSourcing	2	2	5

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2009, 2008 and 2007, revenues from fixed-price development contracts constituted 10%, 9% and 11%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2009, 2008 and 2007, fixed-price revenues from development and maintenance activity comprised approximately 57%, 48% and 48% of total Applications Outsourcing revenues, respectively.

On KPO engagements, services are provided at our offshore facility, which gives the benefit of lower cost to the customer. KPO revenues generally are recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2009, 2008 and 2007, the revenue from KPO engagements comprised approximately 18%, 20% and 16%, of total revenues, respectively.

Historically, most e-Business engagements were billed on a time-and-material basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2009, 2008 and 2007. For the years ended December 31, 2009, 2008 and 2007, fixed- price revenues from development and maintenance activity comprised approximately 43%, 36% and 38% of total e-Business revenues, respectively.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2009, approximately 5% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 75%, 71% and 73% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, there were two customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2009, 2008 and 2007 was American Express, contributing approximately 21%, 20% and 19%, respectively, of total consolidated revenues. For the years 2009, 2008 and 2007, the Company’s second largest customer, State Street Bank also contributed 20%, 20% and 17%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES YEAR ENDED DECEMBER 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	51.3	56.5	60.8

Gross profit	48.7	43.5	39.2
Selling, general and administrative expenses	18.7	19.6	20.4

Income from operations	30.0%	23.9%	18.8%

Following is selected segment financial data for the years ended December 31, 2009, 2008 and 2007. The Company does not allocate assets to operating segments:

	2009	2008	2007
	(In Thousands)
Net revenues:
Applications Outsourcing	$305,931	$274,375	$227,642
KPO	76,558	81,287	53,309
e-Business	27,092	45,693	39,662
TeamSourcing	9,425	9,071	17,060

	419,006	410,426	337,673
Gross profit:
Applications Outsourcing	132,484	103,722	81,870
KPO	52,228	48,053	27,533
e-Business	14,168	23,529	15,950
TeamSourcing	4,972	3,393	6,898

	203,852	178,697	132,251
Gross profit %:
Applications Outsourcing	43.3%	37.8%	36.0%
KPO	68.2%	59.1%	51.6%
e-Business	52.3%	51.5%	40.2%
TeamSourcing	52.8%	37.4%	40.4%

	48.7%	43.5%	39.2%
Selling, general and administrative expenses	$78,463	$80,347	$68,913

Income from operations	$125,389	$98,350	$63,338

COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008.

Revenues. Net revenues increased to $419.0 million in 2009 from $410.4 million in 2008, representing a 2.1% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a megatrend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2009, increased 8% to 9,228 employees as compared to 8,509 employees as of December 31, 2008. However, the growth in revenues was not commensurate with the growth in the billable headcount, as the majority of the hiring was done in the fourth quarter coupled with a reduction in client billable rates for some customers during the year. As of December 31, 2009, the Company had approximately 80% of its billable workforce in India as compared to 82% as of December 31, 2008. The top five customers accounted for 61% of the Company’s total revenues in 2009, up from 59% of the total revenues in 2008. Moreover, the top 10 customers accounted for 75% of the Company’s total revenues in 2009, as compared to 71% in 2008.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $274.4 million, or 67% of total consolidated revenues in 2008, to $305.9 million, or 73% of total consolidated revenues in 2009. The $31.5 million increase is attributable principally to revenue from new engagements contributing $197.9 million, partially offset by a net decrease in revenues from existing projects by $71.1 million and by $95.3 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues decreased to 56.7% of Applications Outsourcing revenues in 2009, from 62.2% in 2008. The 5.5% decrease in cost of revenues as a percent of application outsourcing revenues was attributable primarily to rupee depreciation partly offset by onsite wage increases effective January 2009, investment in new areas and other expenses.

KPO REVENUES. Revenues from this segment were $76.6 million or 18% of total consolidated revenues for 2009 compared to $81.3 million or 20% of total consolidated revenues for 2008. The $4.7 million decrease is principally attributable to reduction in revenues as a result of project completions by $9.0 million and net decrease in revenues from existing projects by $8.1 million, partially offset by revenue from new engagements contributing $12.4 million.

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2009 decreased to 31.8% of the segment’s revenues from 40.9% for 2008. The 9.1% decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to reduction in headcount and sub-contractor cost, lower travel, other costs and rupee depreciation.

e-BUSINESS REVENUES. e-Business revenues decreased from $45.7 million in 2008, or 11% of total consolidated revenues, to $27.1 million in 2009, or 7% of total consolidated revenues. The $18.6 million decrease is attributable principally to reduction in revenues as a result of project completions by $8.7 million and net decrease in revenues from existing projects by $18.4 million, partially offset by revenue from new engagements contributing $8.5 million.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues decreased to 47.7% of e-Business revenues in 2009, from 48.5% in 2008, a decrease of 0.8%. This 0.8% decrease in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to rupee depreciation, partially offset by onsite wage increases effective January 2009 and other expenses.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $9.1 million, or 2% of total consolidated revenues in 2008, to $9.4 million, or 2% of total consolidated revenues in 2009. The $0.3 million increase is principally attributable to revenue from new engagements and increased revenue from SkillBay web portal of $7.1 million partially offset by a $3.1 million reduction in revenues as a result of project completions and a net decrease in revenues from existing projects by $3.7 million.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues decreased to 47.3% of TeamSourcing revenues in 2009, from 62.6% in 2008. The 15.3% decrease in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to better utilization of resources.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general and administrative costs for the year ended December 31, 2009 were $78.5 million or 18.7% of total revenues, compared to $80.4 million or 19.6% of total revenues for the year ended December 31, 2008.

Selling, general and administrative costs for the year ended December 31, 2009 were impacted by an increase in foreign exchange loss of $6.2 million. The other cost increases include an increase in provision for doubtful debts of $2.6 million, lease equalization charge of $0.9 million and depreciation of $1.2 million. The decrease in selling, general and administrative costs for the year mainly includes decrease in compensation and benefits cost of $2.3 million inclusive of bonus, travel and relocation expenses of $1.1 million, other facility related cost of $5.8 million, marketing expenses of $1.5 million, and decrease in other expenses of $1.5 million.

Selling, general and administrative costs for the year ended December 31, 2008 were impacted by an increase in foreign exchange gain of $7.1 million and an increase in revenue of $72.8 million partly offset by an increase in billable pass through expenses of $1.2 million resulting in a 5.6 percentage point decrease in selling, general and administrative expenses as a percentage of total revenue. The other cost increases include an increase in compensation cost of $5.0 million inclusive of bonus and benefits, depreciation of $3.1 million including one time software amortization of $0.3 million, rent of $1.4 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.7 million, office expenses of $4.2 million, marketing fees of $0.5 million, legal fees provision of $0.5 million, professional expenses of $1.3 million, travel and relocation expenses of $0.4 million, and an increase in other expenses of $0.2 million which has resulted in an approximately 4.8 percentage point increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2009 was $10.1 million or 2.4% of total revenues, compared to $2.0 million or 0.5% of total revenues for the year ended December 31, 2008. The increase in other income of $8.1 million was primarily due to forward contract gain of $0.7 million and balance attributable to gain on sale of mutual fund investments and other interest income.

COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007.

Revenues. Net revenues increased to $410.4 million in 2008 from $337.7 million in 2007, representing a 21.5% increase. Our revenues have increased primarily consequent to our increased workforce. Information technology offshoring is a megatrend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing Center of Excellence has started producing results. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2008, increased 10% to 8,509 employees as compared to 7,709 employees as of December 31, 2007. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in India, where our revenues per offshore billable resource are generally lower as compared to an on-site based resource. As of December 31, 2008, the Company had approximately 82% of its billable workforce in India as compared to 79% as of December 31, 2007. The Company’s top five customers accounted for 59% of the total revenues in 2008, up from 55% of the total revenues in 2007. Moreover, the Company’s top 10 customers accounted for 71% of the total revenues in 2008 as compared to 73% in 2007.

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

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $17.1 million or 5% of total consolidated revenues in 2007, to $9.1 million, or 2% of total consolidated revenues in 2008. The $8.0 million decrease is principally attributable to a $9.3 million reduction in revenues as a result of project completions and a $4.5 million net decrease in revenues from existing projects, partially offset by revenue from new engagements and increased revenue from SkillBay web portal of $5.8 million.

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

Selling, general and administrative costs for the year ended December 31, 2008 were $80.4 million or 19.6% of total revenues, compared to $68.9 million or 20.4% of total revenues for the year ended December 31, 2007.

Selling, general and administrative costs for the year ended December 31, 2008 were impacted by an increase in foreign exchange gain of $7.1 million and an increase in revenue of $72.8 million partly offset by an increase in billable pass through expenses of $1.2 million resulting in a 5.6 percentage point decrease in selling, general and administrative expenses as a percentage of total revenue. The other cost increases include an increase in compensation cost of $5.0 million inclusive of bonus and benefits, depreciation of $3.1 million including one time software amortization of $0.3 million, rent of $1.4 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.7 million, office expenses of $4.2 million, marketing fees of $0.5 million, legal fees provision of $0.5 million, professional expenses of $1.3 million, travel and relocation expenses of $0.4 million and increase in other expenses of $0.2 million which has resulted in an approximately 4.8 percentage point increase.

Selling, general and administrative costs for the year ended December 31, 2007 include foreign exchange loss of $1.9 million, billable pass through expenses of $0.9 million, customer-specific costs of $1.1 million and provision for doubtful debts of $0.2 million impacting 1.2 percentage point increase in selling, general and administrative expenses as a percentage of total revenue. The other cost increases include increase in compensation cost of $3.9 million inclusive of the fringe benefit tax in India on stock-based compensation of $0.6 million, depreciation of $4.7 million, rent of $3.0 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.8 million, office expenses of $4.6 million and professional expenses of $0.4 million, partially offset by a decrease in travel and relocation expenses of $0.9 million and marketing expenses of $0.2 million which has resulted in an approximately 5.7 percentage point increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2008 was $2.0 million or 0.5% of total revenues, compared to $7.2 million or 2.1% of total revenues for the year ended December 31, 2007. The decrease in other income of $5.2 million was primarily due to a forward contract loss of $5.2 million, partly offset by gains on the sale of mutual fund investments and other interest income.

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2008 and ended December 31, 2009. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

The Company’s quarterly revenues and results of operations have not fluctuated significantly from quarter to quarter in the past but could fluctuate in the future. Factors that could cause such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; fluctuation in the revenue mix by segments; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company’s facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; significant fluctuations in exchange rate; customers’ budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. All expansion programs and new campuses are being financed from internally generated funds.

The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. Remaining amounts are held by various banking institutions including India-based banks and debt mutual funds in India. The Company had a yearend cash balance and short term investments of $200.1 million and $132.3 million as at December 31, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities was $96.8 million, $94.7 million and $63.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The number of days sales outstanding in accounts receivable was approximately 42 days, 47 days and 57 days as of December 31, 2009, 2008 and 2007, respectively.

Net cash used in investing activities was $63.9 million for the year ended December 31, 2009. During 2009, the Company invested $347.1 million to purchase short-term investments and $25.5 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $308.7 million.

Net cash used in investing activities was $60.4 million for the year ended December 31, 2008. During 2008, the Company invested $183.5 million to purchase short-term investments and $36.3 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $159.4 million.

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

Net cash used in financing activities in 2009 was $9.5 million and was principally applied to the dividend distribution of $10.0 million, partially offset by proceeds from the issuance of shares under stock option of $0.5 million.

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

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2010. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each CB Floating Rate advance at the CB Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate where CB Floating Rate is the Prime Rate; provided that the CB Floating Rate shall, on any day, not be less than the Adjusted One Month LIBOR Rate. There were no outstanding borrowings at December 31, 2009 or December 31, 2008.

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2009:

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$27,593	$8,990	$12,784	$5,819	—
Purchase obligations	$27,615	$27,615	—	—	—

Total	$55,208	$36,605	$12,784	$5,819	$—

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

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next five years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and further 50% exemption for another five years subject to fulfillment of criteria laid down.

Five SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai has completed its first five years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed its first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in Pune SEZ and during the year 2009, the Company has started one more Software Development unit in Pune SEZ.

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in Pune SEZ.

Syntel’s Special Economic Zone (SEZ) in Pune, set up under the SEZ Act 2005, commenced operations in 2008. SEZ for Chennai is under construction. Income from operation of SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax Holiday under Indian Income Tax was $28.1 million, $20.5 million and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2009, the Company would have accrued taxes of approximately $140.6 million.

On February 26, 2010, the Finance Budget 2010 was proposed in India. The proposals included reduction in Surcharge on tax from 10% to 7.5% (consequential reduction in Corporate Tax rate from 33.99% to 33.218% and Dividend distribution tax from 16.995% to 16.608%) and increase in the Minimum Alternative Tax (MAT) rate from 16.995% to 19.93%.

The proposed changes, if enacted, will have impact on the operations of India based entities. Accordingly, there may be an unfavorable impact of approximately $0.4 million on the financial statements of the Company for the year 2010 and an additional outflow of approximately $2 million on account of payment of MAT, if the proposed changes are enacted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(In Millions)
Balance as at January 1	$13.17	$14.94
Additions based on tax positions relate to the current year	3.85	1.27
Reductions for tax positions of prior years	(4.34)	(2.21)
Settlements	(1.81)	—
Foreign currency translation effect	0.49	(0.83)

Balance as at December 31	$11.36	$13.17

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2009 and December 31, 2008, the Company recognized a tax charge towards interest of approximately $0.10 million and $0.43 million. Further during the years ended December 31, 2009 and 2008, the Company reversed $1.29 million and $0.78 million, respectively, towards interest previously accrued.

The Company had accrued approximately $0.20 million and $1.39 million for interest and penalties as of December 31, 2009 and December 31, 2008, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.6 million and potential tax disputes of $2.0 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

The United States Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During first quarter 2009 the Company completed the appeal process with IRS under Fast Track Settlement process and agreed to settle all disagreements with IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. The IRS has completed their audits through tax year 2005 and transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

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

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1995-96 to 2005-06 pending at various levels of tax authorities. Financial year 2006-07 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial year 2002-03 and onwards.

During the years ended December 31, 2009, 2008 and 2007, the effective income tax rate was 12.5%, 13.6%, and 10.9%, respectively.

The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. Further, Union Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.49 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier towards uncertain income tax positions which comprises $2.2 million and $0.8 million towards tax and interest respectively. In addition, during 2008 the Company had recorded a charge of $1.1 million towards uncertain income tax positions tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards refund of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%. During the year ended December 31, 2007, the tax rate was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%.

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $2.01 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million provided for uncertain income tax positions during the year 2008. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal (“ITAT”) and the matter stands in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing Tax Appeal on July 23 2009. The Income Tax department may file further before the Supreme Court of India.

A similar appeal filed by Syntel Limited with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1999-2000 was, however, dismissed in March 2004. Syntel Limited has appealed this decision with the ITAT. During the year 2007, Syntel Limited has received a favorable order from the ITAT on this appeal. The Income Tax Department has filed a further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India.

Syntel Limited has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel Limited was partially upheld for the other years. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel Limited has received a favorable order from ITAT. The Income Tax Department has filed further appeals before the Bombay High Court for the financial years 1996-97, 1997-98 and 2000-01. The Bombay High Court has dismissed the Income Tax Department appeal and upheld the ITAT orders on December 15, 2009. The Income Tax Department may file further appeals before the Supreme Court of India or may file a review petition before the Bombay High Court.

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.4 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are fixed for hearing before ITAT on March 31, 2010.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). The Income Tax Department Appeals was heard by the ITAT on February 16, 2010, and the related order is expected in due course. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT (A).

Further, Syntel Limited has not provided for disputed income tax liabilities aggregating to $0.13 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided for uncertain income tax positions during the year 2007, for which Syntel Limited has filed the necessary appeals/petition.

Syntel Limited has provided for tax liability amounting to $3.0 million in the books for the financial years 1995-96 to 2005-06 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department has filed further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax Department has decided against the Company. During the quarter ended March 31, 2009, the Company’s appeal was fully allowed by the CIT(A) in favor of the Company. The Income Tax Department has filed an appeal against the relief granted to Company by CIT(A). For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position, and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

On August 19, 2009, the Finance (No. 2) Bill received the assent of the President of India and was enacted as the Finance (No. 2) Act, 2009. Certain changes were made by the Finance (No. 2) Act, 2009 having implications on the Syntel India entities. The enacted Finance (No. 2) Act abolished the Fringe Benefit Tax, extended the sunset clause for the STPI units by one year through March 31, 2011, increased the Minimum Alternative Tax (MAT) rate from 11.33% to 17.0% and extended the period to claim the MAT credit from 7 years to 10 years. The above changes are appropriately considered during the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards set forth under Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

		(in thousands)
	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$87,822	$65,031
Short-term investments	112,243	67,293

Total	$200,065	$132,324

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

During the year ended December 31, 2009, the Indian rupee has depreciated against the U.S. dollar by 10.3% as compared to the year ended December 31, 2008. This rupee depreciation positively impacted the Company’s gross margin by 226 basis points, operating income by 362 basis points and net income by 353 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 45% and 71% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to foreign currency rate fluctuations, the Company entered into foreign exchange forward contracts during the year ended December 31, 2009, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2009, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material. No forward contracts are outstanding as of December 31, 2009. Net Gains/(Losses) on foreign exchange forward and options contracts included under the heading “Other Income” in the statement of income amounted to $0.7 million for the year ended December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 64 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officers (the Chairman of the Board, Chief Executive Officer and Chief Financial Officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2009 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 3, 2010 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

The information set forth under the sections entitled “Executive Compensation,” “Compensation Disclosure and Analysis” and “Proposal 1. Election of Directors—Compensation of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the section entitled “Additional Information” in the Registrant’s Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	73,413	$13.28	2,157,267
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	73,413	$13.28	2,157,267

**	Includes 1,440,132 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,135 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had no transactions with related persons requiring disclosure under this item. The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related party transactions. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related party transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related party transactions. In 2009, there were no waivers granted for any related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP, formerly known as Crowe Chizek and Company LLC, served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2009, 2008 and 2007, and all the quarters of 2009, 2008 and 2007. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$376,515	$386,403
Audit—Related Fees	9,885	14,473
Tax Fees	4,500	13,229
All Other Fees	4,972	28,468

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

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2009 and 2008 as required by the Sarbanes-Oxley Act of 2002.

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

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 64 of this Report, which is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Credit Agreement, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

10.2	Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

Exhibit No.	Description
10.3	Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4	Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12*	Employment Agreement, dated February 22, 2009, between the Company and Keshav Murugesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.15*	Employment Agreement, dated October 18, 2001, between the Company and R. S. Ramdas, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.16*	Employment Agreement, dated September 8, 2008, between the Company and Mukesh Jha, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.17*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.18*	Employment Agreement, dated October 31, 2001, between the Company and Lakshmanan Chidambaram, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.19*	Employment Agreement, dated January 5, 2009, between the Company and Srikanth Karra, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.20*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.21*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray.

10.23*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade.

10.24	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.25	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

Exhibit No.	Description
10.26	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.27	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.28	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.29	Letter Agreement dated January 28, 2010 regarding the Shareholders Agreement and First Amendment to the Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

By:	/s/ PRASHANT RANADE
Prashant Ranade,
Chief Executive Officer, President and Director

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BHARAT DESAI Bharat Desai	Chairman and Director	March 15, 2010

/S/ PRASHANT RANADE Prashant Ranade	Chief Executive Officer, President and Director	March 15, 2010

/S/ ARVIND GODBOLE Arvind Godbole	Chief Financial Officer and Chief Information Security Officer	March 15, 2010

/S/ NEERJA SETHI Neerja Sethi	Director	March 15, 2010

/S/ PARITOSH K. CHOKSI Paritosh K. Choksi	Director	March 15, 2010

/S/ GEORGE MRKONIC George Mrkonic	Director	March 15, 2010

/S/ THOMAS DOKE Thomas Doke	Director	March 15, 2010

Index to Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F - 8 to F- 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 10, 2010

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$87,822	$65,031
Short-term investments	112,243	67,293
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $440 at December 31, 2009 and 2008, respectively	48,523	48,558
Revenue earned in excess of billings	5,809	6,506
Deferred income taxes and other current assets	23,739	20,099

Total current assets	278,136	207,487
Property and equipment	143,911	114,163
Less accumulated depreciation and amortization	54,271	40,385

Property and equipment, net	89,640	73,778
Goodwill	906	906
Non current Term Deposits with Banks	23,337	72
Deferred income taxes and other non current assets	20,603	13,328

Total assets	$412,622	$295,571

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$7,879	$8,299
Accrued payroll and related costs	26,240	23,942
Income taxes payable	777	8,630
Accrued liabilities	10,484	14,352
Deferred revenue	5,888	5,116
Dividends payable	2,776	2,769

Total current liabilities	54,044	63,108
Other non current liabilities	8,540	5,633

TOTAL LIABILITIES	62,584	68,741

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,380,700 and 41,265,021 shares issued and outstanding at December 31, 2009 and 2008, respectively	1	1
Restricted stock, 158,374 and 242,043 shares issued and outstanding at December 31, 2009 and 2008, respectively	9,042	7,170
Additional paid-in capital	66,319	65,739
Accumulated other comprehensive income (loss)	(14,078)	(26,285)
Retained earnings	288,754	180,205

Total shareholders’ equity	350,038	226,830

Total liabilities and shareholders’ equity	$412,622	$295,571

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net revenues	$419,006	$410,426	$337,673
Cost of revenues	215,154	231,729	205,422

Gross profit	203,852	178,697	132,251
Selling, general and administrative expenses	78,463	80,347	68,913

Income from operations	125,389	98,350	63,338
Other income, principally interest, net	10,059	2,031	7,222

Income before provision for income taxes	135,448	100,381	70,560
Income tax expense	16,953	13,700	7,700

Net income	$118,495	$86,681	$62,860

Dividend per share	$0.24	$0.74	$0.24

EARNINGS PER SHARE:
Basic	$2.86	$2.10	$1.53
Diluted	$2.86	$2.10	$1.52

Weighted average common shares outstanding:
Basic	41,407	41,233	41,060
Diluted	41,491	41,340	41,265

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Unrealized Investment Gain/(Loss)	Unamortized Actuarial Gain/(Loss)	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	40,915	$1	299	$3,390	$63,373	$79,299	$2,649	$—	$1,030	$149,742
Net income						62,860				62,860
Other Comprehensive Income (loss), net of tax							795	42	9,359	10,196

Total Comprehensive Income										73,056
ESPP & Stock Option Activity	94				1,339					1,339
Restricted stock activity	131		(2)	1,723						1,723
Cumulative effect adjustment related to uncertain tax positions						(7,984)				(7,984)
Dividends, $0.24 per share						(10,126)				(10,126)

Balance, December 31, 2007	41,140	1	297	5,113	64,712	124,049	3,444	42	10,389	207,750

Net income						86,681				86,681
Other Comprehensive Income (loss), net of tax							(3,357)	146	(36,949)	(40,160)

Total Comprehensive Income										46,521
ESPP & Stock Option Activity	8				1,027					1,027
Restricted stock activity	117		(55)	2,057						2,057
Dividends, $0.74 per share						(30,525)				(30,525)

Balance, December 31, 2008	41,265	1	242	7,170	65,739	180,205	87	188	(26,560)	226,830

Net income						118,495				118,495
Other Comprehensive Income (loss), net of tax							1	(154)	12,360	12,207

Total Comprehensive Income										130,702
ESPP & Stock Option Activity	36				580					580
Restricted stock activity	80		(84)	1,872						1,872
Dividends, $0.24 per share						(9,946)				(9,946)

Balance, December 31, 2009	41,381	$1	158	$9,042	$66,319	$288,754	$88	$34	$(14,200)	$350,038

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$118,495	$86,681	$62,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,003	13,482	10,762
Bad debt provisions, net	2,101	91	190
Realized gains on sales of short-term investments	(1,580)	(2,173)	(956)
Deferred income taxes	(1,998)	(3,435)	(800)
Compensation expense related to restricted stock	1,946	2,349	1,781
Share-based compensation expense	0	25	180
Adjustment related to the uncertain tax positions liabilities and other tax credits	(4,301)	(3,320)	—
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	1,717	(16,512)	(6,676)
Other current assets	(29,129)	(5,344)	(9,883)
Accrued payroll and other liabilities	(6,235)	21,331	6,630
Deferred revenues	783	1,523	(904)

Net cash provided by operating activities	96,802	94,698	63,184

Cash flows from investing activities:
Property and equipment expenditures	(25,509)	(36,343)	(32,398)
Purchases of mutual funds	(272,861)	(141,273)	(102,051)
Purchases of term deposits with banks	(74,201)	(42,127)	(54,504)
Proceeds from sales of mutual funds	273,475	134,664	96,039
Maturities of term deposits with banks	35,197	24,700	53,160

Net cash used in investing activities	(63,899)	(60,379)	(39,754)

Cash flows from financing activities:
Net proceeds from issuance of common stock	440	215	798
Tax benefit on stock options exercised	0	60	361
Dividends paid	(9,986)	(30,577)	(9,931)

Net cash used in financing activities	(9,546)	(30,302)	(8,772)

Effect of foreign currency exchange rate changes on cash	(566)	(541)	(4,658)

Change in cash and cash equivalents	22,791	3,476	10,000
Cash and cash equivalents, beginning of year	65,031	61,555	51,555

Cash and cash equivalents, end of year	$87,822	$65,031	$61,555

Noncash investing and financing activities
Cash dividends declared but unpaid	$2,792	$2,769	$2,671
Supplemental disclosures of cash flow information—
Cash paid for income taxes	$24,896	$12,641	$10,960

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

Through KPO, Syntel provides custom outsourced solutions for a customer’s business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

Through e-Business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, as well as partnership arrangements with leading software firms, to provide installation services to their respective customers. These services may be provided on either a time-and-material basis or on a fixed-price basis, in which the Company assumes responsibility for management of the engagement.

Through TeamSourcing, the Company provides professional information technology consulting services directly to customers on a staff augmentation basis. TeamSourcing services include systems specification, design, development, implementation and maintenance of complex information technology applications involving diverse computer hardware, software, data and networking technologies and practices. TeamSourcing consultants, whether working individually or as a team of professionals, generally receive direct supervision from the customer’s management staff. TeamSourcing services are generally invoiced on a time-and-materials basis.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly-owned subsidiaries, and a joint venture. All significant intercompany balances and transactions have been eliminated.

The wholly-owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company;

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Syntel (Singapore) PTE. Limited, a Singapore limited liability company;

•	Syntel Europe, Limited (“Syntel Europe”), a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel Hong Kong Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company;

•	Syntel Worldwide (Mauritius) Limited (“Syntel Worldwide”), a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

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

Revenue recognition

The Company recognizes revenues from time-and-materials contracts as the services are performed.

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

Revenue on fixed-price, applications development and integration projects in the Company’s application outsourcing and e-Business segments are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

Revenues are reported net of sales incentives to customers.

Reimbursements of out-of-pocket expenses are included in revenue in accordance with revenue guidance in the FASB Codification.

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

During the year ended December 31, 2009, the Company entered into foreign exchange forward contracts with a notional amount of $67.0 million with maturity dates of one to three months. During the year ended December 31, 2009, contracts amounting to $124.0 million expired resulting in a gain of $0.8 million. At December 31, 2009, no foreign exchange forward contracts were outstanding. Gain for the direct customer related contracts is $0.7 million is recorded in other income and gain for the intercompany-related contracts is $0.1 million.

During the year ended December 31, 2008, the Company entered into foreign exchange forward contracts with a notional amount of $140.0 million with maturity dates of one to eight months. During the year ended December 31, 2008, contracts amounting to $145.0 million expired resulting in a loss of $6.5 million. At December 31, 2008, foreign exchange forward contracts amounting to $57.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2008 is reflected in other current liabilities with a corresponding debit to expense, which was reported as a part of other income, for the direct customer related contracts of $5.1 million and debit to the other comprehensive income for the intercompany-related contracts of $2.4 million.

During the year ended December 31, 2007, the Company entered into foreign exchange forward contracts with a notional amount of $95.0 million with maturity dates of one to eight months. During the year ended December 31, 2007, contracts amounting to $33.0 million expired resulting in a gain of $0.3 million. At December 31, 2007, foreign exchange forward contracts amounting to $62.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2007 is reflected in other current assets with a corresponding credit to income for the direct customer related contracts of $0.4 million and credit to the other comprehensive income for the intercompany-related contracts of $0.2 million.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other income

Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2009 and December 31, 2008, approximately $20.4 million and $12.2 million, respectively, are in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. Term deposits with original maturity of three months or less with Bank of India were $11.8 million and $5.0 million as at year end December 31, 2009 and 2008, respectively. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

Investments

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits as at December 31, 2009 and 2008, were at $21.8 million and $5.0 million respectively.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Non current term deposits with banks

Non current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2009 and 2008 non current term deposits with banks were at $23.3 million and $0.1 million respectively.

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

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $15.1 million, $13.5 million and $10.8 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2009 and 2008.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2009 and 2008.

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

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During 2009, the Company had a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company has also provided valuation allowance of $0.4 million towards deferred tax assets created in earlier years.

During 2009, the Company provided $2.6 million towards allowance for doubtful accounts. At December 31, 2009 the allowance for doubtful accounts was $3.0 million. These estimates are based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

The revisions in the above estimates during 2009 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2009 by $0.06 per share.

During 2008, the Company reversed a tax reserve of $3.0 million provided which was comprised of $2.2 million and $0.8 million towards tax and interest, respectively. In determining the tax provisions, the Company also provided for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Such reserves, which were recorded in income taxes payable, were based on management’s estimates and accordingly were subject to revision based on additional information. The portion of the reserve that was no longer required for any particular tax year was credited to the income tax provision.

In addition, during 2008 the Company recorded a charge of $1.1 million towards uncertain income tax positions, as well as the related net interest of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books.

During 2008, the Company provided $0.3 million towards allowance for doubtful accounts. At December 31, 2008 the allowance for doubtful accounts was $0.4 million. These estimates were based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

During 2007, the Company recorded a benefit of $0.4 million related to the Research and Development credit, reversed valuation allowance of $0.1 million and provided for an additional tax reserve of $0.3 million.

During 2007, the Company provided $0.2 million towards allowance for doubtful accounts. At December 31, 2007 the allowance for doubtful accounts was $0.5 million. These estimates were based on management’s assessment of the probable collection from specific customer accounts, the aging of accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The revisions in the above estimates during 2007 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2007 by $0.13 per share.

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2009, December 31, 2008 and December 31, 2007, foreign exchange loss of $1.0 million, foreign exchange gain of $5.1 million and foreign exchange loss of $1.9 million was included in selling, general and administrative expenses, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the applicable period.

The Company has stock options, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of shares which have been granted pursuant to the stock option plan, by dividing net income by the weighted-average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefits on exercise of stock options are considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

Vacation pay

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $2.2 million, $3.8 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The amounts accrued for unutilized earned leave were $11.1 million and $9.4 million as of December 31, 2009 and 2008, respectively, and are included within accrued payroll and related costs.

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

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Recently issued accounting standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It prescribes additional disclosures pertaining to investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk in plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We adopted this standard during December 2009 and there was no significant impact.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact, if any, SFAS No. 166 will have on the Company’s financial position, results of operations and liquidity and its related disclosures.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. We currently do not expect ASU 2009-05 to have a significant impact on our financial statements.

In September 2009, the FASB issued Accounting Standard Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU 2009-12 clarifies the use of net asset value in determining fair value of an investment and requires certain disclosures pertaining to those investments. ASU 2009-12 is effective for interim and annual periods ending after December 31, 2009. We are evaluating any potential impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating any potential impact on our financial statements.

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-17, “Consolidations (Topic 810) : Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a Company determines when an entity should be consolidated when it is significantly capitalized or is not controlled through voting or similar rights. The guidance replaces the previously required quantitative approach with an approach that is more qualitative and requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 is effective as of the first annual reporting period beginning after November 15, 2009. We are evaluating any potential impact on our financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-02, “Consolidations (Topic 810) : Accounting and Reporting for Decreases in Ownership of a Subsidiary” (“ASU 2010-02”). ASU 2010-02 is intended to clarify the scope of the decrease in ownership provisions within FASB ASC 810-10, the Overall section of the Consolidation topic. The ASC also expands the required disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets with the scope of this section of the codification. ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. We are evaluating any potential impact on our financial statements.

3. Short-Term Investments

Short-term investments included the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Investments in mutual funds at carrying value	$27,160	$25,120
Term deposits with banks	85,083	42,173

Total	$112,243	$67,293

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Cost	$26,919	$24,859	$19,776
Unrealized gain, net	241	261	330

Carrying value	$27,160	$25,120	$20,106

Gross realized gains	$1,565	$2,165	$956
Proceeds on sales of mutual funds	273,475	134,664	96,039
Purchases of mutual funds	272,861	141,273	102,051

Information related to investments in term deposits with banks included the following at and for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Cost	$85,083	$42,173	$34,537

Maturities of term deposits	$35,197	$24,700	$53,160
Purchases of term deposits	74,201	42,127	54,504

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(In thousands)
Unbilled revenue for time-and-materials projects	$7,605	$8,367
Unbilled revenue for fixed-price projects, net of discounts	(1,796)	(1,861)

	$5,809	$6,506

Deferred revenue at December 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$5,622	$4,898
Other deferred revenue	266	218

	$5,888	$5,116

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
	(In thousands)
Balance, beginning of year	$440	$499	$2,828
Provision	2,557	297	190
Write-offs, net of recoveries	3	(356)	(2,519)

Balance, end of year	$3,000	$440	$499

6. Property and Equipment

Property and equipment at December 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(In thousands)
Office building	$16,764	$13,277
Computer equipment and software	42,210	34,921
Furniture, fixtures and other equipment	34,069	29,578
Vehicles	738	678
Leasehold improvements	4,668	5,187
Leasehold land	4,089	3,864
Residential property	1,312	1,249
Capital advances / work in progress	40,061	25,409

	143,911	114,163
Less accumulated depreciation and amortization	54,271	40,385

	$89,640	$73,778

7. Line of Credit

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2010. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each CB Floating Rate advance at the CB Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate, where CB Floating Rate is the Prime Rate; provided that the CB Floating Rate shall, on any day, not be less than the Adjusted One Month LIBOR Rate.

There were no outstanding borrowings at December 31, 2009 and December 31, 2008.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Leases

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2009 are as follows:

(In thousands)
2010	$10,731
2011	8,846
2012	6,214
2013	3,248
2014	2,242

$31,281

Total rent expense amounted to approximately $8.1 million, $9.2 million and $7.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
	(In thousands)
U.S.	$16,216	$23,489	$17,074
Foreign	119,232	76,892	53,486

	$135,448	$100,381	$70,560

Income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
	(In thousands)
Current:
Federal	$1,402	$4,969	$1,976
State	256	1,248	360
Foreign	22,315	11,720	7,349

Total current provision	23,973	17,937	9,685

Deferred:
Federal	418	306	(525)
State	76	56	(95)
Foreign	(7,514)	(4,599)	(1,365)

Total deferred provision (benefit)	(7,020)	(4,237)	(1,985)

Total provision for income taxes	$16,953	$13,700	$7,700

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of net deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Deferred tax assets
Impairment of investments and capitalized development costs	$1,601	$1,602
Valuation allowance	(1,601)	(1,602)
Carry forward losses of subsidiaries	(612)	—
Minimum alternate tax credit of subsidiaries	10,433	3,948
Property, plant and equipment	1,137	369
Accrued expenses and allowances	5,073	3,827
Advanced billing receipts	1,153	1,174

Total deferred tax assets	17,184	9,318

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(351)	(447)

Total deferred tax liabilities	(2,077)	(2,173)

Net deferred tax assets	$15,107	$7,145

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2009	2008
	(In thousands)
Deferred tax asset, current	$12,563	$6,338
Deferred tax asset, non-current	2,544	807

	$15,107	$7,145

Syntel’s software development centers/units are located in Mumbai, Chennai and Pune, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next five years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and further 50% exemption for another five years subject to fulfillment of criteria laid down.

Five SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai has completed its first five years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in Pune SEZ and during the year 2009, the Company has started one more Software Development unit in Pune SEZ.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in Pune SEZ.

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

The benefit of the tax Holiday under Indian Income Tax was $28.1 million, $20.5 million and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the fourth quarter of 2008, the Company repatriated cash dividends of $6.2 million out of the retained earnings of its controlled foreign subsidiary, Syntel Europe Limited, to the U.S. The Company recorded a net tax charge of approximately $0.6 million towards U.S. Federal and state taxes.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U. S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2009, the Company would have accrued taxes of approximately $140.6 million.

On February 26, 2010, the Finance Budget 2010 was proposed in India. The proposals included reduction in Surcharge on tax from 10% to 7.5% (consequential reduction in Corporate Tax rate from 33.99% to 33.218% and Dividend distribution tax from 16.995% to 16.608%) and increase in the Minimum Alternative Tax (MAT) rate from 16.995% to 19.93%.

The proposed changes, if enacted, will have impact on the operations of India based entities. Accordingly, there may be a unfavorable impact of approximately $0.4 million on the financial statements of the Company for the year 2010 and an additional outflow of approximately $2 million on account of payment of MAT, if the proposed changes are enacted.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table accounts for the differences between the actual effective tax rate and the statutory U. S. federal income tax rate of 35% for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.4%	0.6%	1.0%
Tax-free investment income	(0.0%)	(0.1%)	(0.1%)
Foreign effective tax rates different from U.S. Statutory Rate	(19.7%)	(16.5%)	(18.0%)
Tax reserves	(2.4%)	(3.4%)	(4.3%)
Prior year adjustment	(0.7%)	—	—
Valuation allowance	—	—	(0.1%)
Tax on UK dividend at different rate	—	(1.6%)	—
Other, net	(0.1%)	(0.4%)	(2.6%)

Effective income tax rate	12.5%	13.6%	10.9%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(In Millions)
Balance as at January 1	$13.17	$14.94
Additions based on tax positions relate to the current year	3.85	1.27
Reductions for tax positions of prior years	(4.34)	(2.21)
Settlements	(1.81)	—
Foreign currency translation effect	0.49	(0.83)

Balance as at December 31	$11.36	$13.17

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2009 and December 31, 2008, the Company recognized tax charge towards interest of approximately $0.10 million and $0.43 million. Further during the year ended December 31, 2009 and 2008, the Company reversed $1.29 million and $0.78 million, respectively, towards interest previously accrued.

The Company had accrued approximately $0.20 million and $1.39 million for interest and penalties as of December 31, 2009 and December 31, 2008, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.6 million and potential tax disputes of $2.0 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

The United States Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During first quarter 2009 the Company completed the appeal process with IRS under Fast Track Settlement process and agreed to settle all disagreements with IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. The IRS has completed their audits through tax year 2005 and transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

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

Syntel Limited has disputed tax matters for the financial years 1995-96 to 2005-06 pending at various levels of tax authorities. Financial year 2006-07 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial year 2002-03 and onwards.

During the years ended December 31, 2009, 2008 and 2007, the effective income tax rate was 12.5%, 13.6%, and 10.9%, respectively.

The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. Further, Union Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.5 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier for uncertain income tax positions, as well as the related interest which comprises $2.2 million and $0.8 million towards tax and interest, respectively. In addition, during 2008 the Company had recorded a charge of $1.1 million towards uncertain tax positions which was comprised of tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

books and $0.3 million towards refund of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%. During year ended December 31, 2007, the tax rate was impacted by the reversal of a tax reserve of $3.1 million along with the consequential reversal of corresponding interest provision of $0.1 million, reversal of excess tax provision of $2.2 million, tax credits related to research and development of $0.4 million, an additional tax reserve of $0.3 million and reversal of valuation allowance of $0.1 million. Without the above, the effective tax rate for the year ended December 31, 2007 would have been 18.8%.

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $2.01 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $.04 million provided earlier for uncertain income tax positions during the year 2008. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal (“ITAT”) and the matter stands in favor of Syntel Limited. The Income Tax Department has filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 23 2009. The Income Tax Department may file further before the Supreme Court of India.

A similar appeal filed by Syntel Limited with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1999-2000 was dismissed in March 2004. Syntel Limited has appealed this decision with the ITAT. During the year 2007, Syntel Limited received a favorable order from the ITAT on this appeal. The Income Tax Department has filed a further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India.

Syntel Limited has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02, and received a favorable decision for 1995-96 and the contention of Syntel Limited was partially upheld for the other years. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel Limited has received a favorable order from ITAT. The Income Tax Department has filed further appeal before the Bombay High Court for the financial years 1996-97, 1997-98 and financial year 2000-01. The Bombay High Court has dismissed the Income Tax Department appeal and upheld the ITAT orders on December 15, 2009. The Income Tax Department may file further appeals before the Supreme Court of India or may file review petition before the Bombay High Court.

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.4 million for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

aggregating $0.03 million provided for uncertain tax positions during the year 2007 against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax dispute are reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of delay in filing Tax Appeal on July 22, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT (A). The Syntel Limited and Income Tax Department appeals are fixed for hearing before ITAT on March 31, 2010.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT (A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT (A). The Income Tax Department Appeals was heard by the ITAT on February 16, 2010, and the related order is expected in due course. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A).

Further, Syntel Limited has not provided for disputed income tax liabilities aggregating to $0.13 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided for uncertain tax positions during the year 2007, for which Syntel Limited has filed necessary the appeals/petition.

Syntel Limited has provided for tax liability amounting to $3.0 million in the books for the financial years 1995-96 to 2005-06 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing tax appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial year 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

based on facts.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Indian Income Tax Department has decided against the Company. During the quarter ended March 31, 2009, the appeal of the Company was fully allowed by the CIT(A) in favor of the Company. The Income Tax Department has filed appeal against the relief granted to Company by CIT(A). For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

On August 19, 2009, the Finance (No. 2) Bill received the assent of the President of India and was enacted as the Finance (No. 2) Act, 2009. Certain changes were made by the Finance (No. 2) Act, 2009 having implications on the Syntel India entities. The enacted Finance (No. 2) Act abolished the Fringe Benefit Tax, extended the sunset clause for the STPI units by one year through March 31, 2011, increased the Minimum Alternative Tax (MAT) rate from 11.33% to 17.0% and extended the period to claim the MAT credit from seven years to 10 years. The above changes are appropriately considered during the year ended December 31, 2009.

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,407	$2.86	41,233	$2.10	41,060	$1.53
Potential dilutive effect of stock options	84	(0.00)	107	(0.00)	205	(0.01)

Diluted earnings per share	41,491	$2.86	41,340	$2.10	41,265	$1.52

For the years ended December 31, 2009, 2008 and 2007, stock options to purchase none, 15,000 and none shares of Common Stock, respectively, at a weighted-average price per share of none, $25.89 and none respectively,

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and was anti-dilutive.

11. Dividends

The Company has paid quarterly cash dividends of $0.06 per share during 2009, 2008 and 2007. In addition, the Board of Directors declared and paid a special cash dividend of $0.50 per share during 2008. Per share cash dividends paid in 2009, 2008 and 2007 were $0.24, $0.74 and $0.24, respectively.

In addition, the wholly owned subsidiary of the Company, Syntel Europe Limited, declared and paid a cash dividend of $6.3 million to Syntel, Inc during 2008.

12. Stock Compensation Plans

Share-Based Compensation

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $2.4 million and $2.0 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the quarter ended June 30, 2004, the Company issued 319,300 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 10%, 20%, 30% and 40% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates, respectively. The restriction on all stocks described in this paragraph lapsed during the year ended December 31, 2008.

On different dates during the years ended December 31, 2009, 2008 and 2007, the Company issued 12,224, 80,676 and 14,464 shares, respectively,

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the years ended December 31, 2009, 2008 and 2007 the Company issued none, 33,000 and 66,000 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

During the year ended December 31, 2006, the Company issued 153,500 shares of performance restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long-term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of five years (at each anniversary) in equal installments, subject to meeting the above pre-defined criteria of overall annual performance and achievement of the long-term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achievement of the overall annual performance in the given year. However, the stock linked to achievement of the long-term goal would roll over into a common pool and would lapse only on the non-achievement of the long-term goal on or prior to the end of fiscal year 2012.

During the years ended December 31, 2009, 2008 and 2007, the Company expensed $1.90 million, $2.20 million and $1.72 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the years ended December 31, 2009 and 2008, the Company recorded $0.05 million and $0.15 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2009, 2008 and 2007, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
Cost of revenues	$485	$641	$819
Selling, general and administrative expenses	1,461	1,733	1,142

	$1,946	$2,374	$1,961

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

$0.04 million, $0.02 million and $0.80 million, respectively. New shares were issued for all options exercised during the year ended December 31, 2009.

As of December 31, 2009, there are no non-vested options (excluding restricted stock).

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2009	2008	2007
Assumptions:
Risk free interest rate	2.34%	1.50%	3.14%
Expected life	5 years	5 years	5 years
Expected volatility	61.77%	62.76%	63.04%
Expected dividend yield	0.50%	3.20%	0.62%

The Company’s computation of expected volatility for the years ended December 31, 2009, 2008 and 2007 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Share-Based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2009, 2008 and 2007:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2009	126,155	$13.60
Granted	—	—
Exercised	(38,138)	11.54
Adjustment	253	5.00
Forfeited	—	—
Expired / Cancelled	(14,857)	19.99

Outstanding at December 31, 2009	73,413	$13.28	2.33	$1,847

Options Exercisable at December 31, 2009	73,413	$13.28	2.33	$1,847

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2008	129,605	$14.05
Granted	—	—
Exercised	(11,075)	19.45
Adjustment	8,000	5.81
Forfeited	—	—
Expired / Cancelled	(375)	5.00

Outstanding at December 31, 2008	126,155	$13.60	3.08	$1,209

Options Exercisable at December 31, 2008	125,555	$13.59	3.07	$1,206

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2007	208,869	$13.07
Granted	—	—
Exercised	(71,993)	10.96
Forfeited	—	—
Expired / Cancelled	(7,271)	7.46

Outstanding at December 31, 2007	129,605	$14.55	4.43	$3,173

Options Exercisable at December 31, 2007	121,555	$13.88	4.31	$3,059

No options were granted during the years ended December 31, 2009, 2008 and 2007. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.08 million, $0.16 million and $1.79 million, respectively. The aggregate fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was none, $0.03 million and $0.46 million, respectively.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Commitments and Contingencies

As of December 31, 2009, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $27.6 million primarily related to the technology campuses being constructed at Pune and Chennai in India.

The Company and its subsidiaries are parties to litigation and claims which have arisen in the normal course of their activities. As of December 31, 2009, the Company has accrued $0.5 million towards litigation and legal fees. Although the amount of the Company’s ultimate liability, if any, with respect to these matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations and cash flows.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai forming part of a Special Economic Zone (“SEZ”) and in Chennai and Pune, which are registered under the Software Technology Parks (“STP”) scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $15,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2009, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $1.98 million, $2.16 million and $1.74 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $3.5 million and $2.1 million as of December 31, 2009 and 2008, respectively, and are included within other non current liabilities. Expense recognized by Indian entities under the Gratuity Plan was $0.98 million, $0.97 million and $0.74 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Segment Reporting

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

Through KPO, Syntel provides outsourced solutions for a customer’s business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called IdenteonTM to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

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

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In Thousands)
Net Revenues:
Applications Outsourcing	$305,931	$274,375	$227,642
KPO	76,558	81,287	53,309
e-Business	27,092	45,693	39,662
TeamSourcing	9,425	9,071	17,060

	419,006	410,426	337,673
Gross Profit:
Applications Outsourcing	132,484	103,722	81,870
KPO	52,228	48,053	27,533
e-Business	14,168	23,529	15,950
TeamSourcing	4,972	3,393	6,898

	203,852	178,697	132,251
Selling, general and administrative expenses	78,463	80,347	68,913

Income from operations	$125,389	$98,350	$63,338

The Company’s largest customer in 2009, 2008 and 2007 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $89.6 million, $81.9 million and $63.1 million, contributing approximately 21%, 20% and 19% of total consolidated revenues during 2009, 2008 and 2007, respectively. At December 31, 2009, 2008 and 2007, accounts receivable from this customer were $4.2 million, $0.9 million and $2.2 million respectively. The entire revenue from this customer was generated in the Applications Outsourcing segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2009, 2008 and 2007. Revenue from this customer was approximately $82.6 million, $81.1 million and $56.1 million, contributing approximately 20%, 20% and 17% of total consolidated revenues during 2009, 2008 and 2007, respectively. At December 31, 2009, 2008 and 2007, accounts receivable from this customer was $9.4 million, $10.9 million and $12.1 million, respectively. Approximately 77% of the revenue from this customer was generated in the KPO segment and 22% in Applications Outsourcing segment.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)
Net revenues (1):
North America (2)	$385,433	$365,450	$303,053
India	3,164	12,080	6,232
Europe (3)	29,172	31,100	27,601
Rest of the World	1,237	1,796	787

Total	$419,006	$410,426	$337,673

	2009	2008	2007
Long-lived assets (4):
North America (2)	$1,826	$2,182	$6,929
India	88,668	72,479	59,535
Europe	52	23	24
Rest of the World	—	—	2

Total	$90,546	$74,684	$66,490

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2009
Net revenues	$96,434	$100,102	$104,698	$117,772	$419,006
Cost of revenues	51,562	51,846	53,088	58,658	215,154

Gross profit	44,872	48,256	51,610	59,114	203,852
Selling, general and administrative expenses	18,724	20,845	18,926	19,968	78,463

Income from operations	26,148	27,411	32,684	39,146	125,389
Other income net	985	2,325	3,527	3,222	10,059

Income before income taxes	27,133	29,736	36,211	42,368	135,448
Income tax (benefit) expense (1)	(216)	4,624	5,958	6,587	16,953

Net income	$27,349	$25,112	$30,253	$35,781	$118,495

Earnings per share, diluted (a)	$0.66	$0.61	$0.73	$0.86	$2.86

Weighted average shares outstanding, diluted	41,435	41,479	41,507	41,542	41,491

2008
Net revenues	$98,514	$103,418	$103,765	$104,729	$410,426
Cost of revenues	58,828	60,900	57,814	54,187	231,729

Gross profit	39,686	42,518	45,951	50,542	178,697
Selling, general and administrative expenses	20,528	19,703	19,815	20,301	80,347

Income from operations	19,158	22,815	26,136	30,241	98,350
Other income, (expense) net	1,009	(920)	629	1,313	2,031

Income before income taxes	20,167	21,895	26,765	31,554	100,381
Income tax (benefit) expense (2)	(267)	4,479	4,620	4,868	13,700

Net income	$20,434	$17,416	$22,145	$26,686	$86,681

Earnings per share, diluted (a)	$0.49	$0.42	$0.54	$0.64	$2.10

Weighted average shares outstanding, diluted	41,284	41,332	41,347	41,398	41,340

(1)	The income tax provision for the first quarter of 2009 was impacted by the reversal of provisions established for uncertain income tax positions liabilities and other tax positions to the tune of $4.3 million.

(2)	The income tax provision for the first quarter of 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier for uncertain income tax positions which comprises of $2.2 million and $0.8 million towards tax and interest respectively.

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel, Inc. and 49% shareholder of the joint venture (“JV”) entity SSSSML, the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the JV entity.

The Company’s KPO services to State Street Bank and two other customers are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three customers represented approximately 17%, 16% and 14% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

19. FAIR VALUE MEASUREMENTS

We adopted the authoritative guidance for fair value measurements and fair value option, on January 1, 2008 for financial assets and liabilities, which primarily relate to our investments and forward contracts, and on January 1, 2009, for nonfinancial assets and liabilities.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & Cash Equivalents
Money Market Funds	20.4	—	—	20.4
Short Term Investments-
Available for Sale Securities	27.2	—	—	27.2

Total Assets (Liabilities) measured at fair value	47.6	—	—	47.6

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & Cash Equivalents
Money Market Funds	12.2	—	—	12.2
Short Term Investments-
Available for Sale Securities	25.1	—	—	25.1
Other Current Liabilities-
Forward Contract Liabilities		(0.1)	—	(0.1)

Total Assets (Liabilities) measured at fair value	37.3	(0.1)	—	37.2

In addition to the above the following table summarizes the term deposits with various banks outstanding as at December 31, 2009 and December 31, 2008.

Balance Sheet Item	As at December 31, 2009	As at December 31, 2008
	(In millions)
Cash & Cash Equivalents	21.8	5.0
Short Term Investments	85.1	42.2
Non Current Assets	23.3	0.1
Total	130.2	47.3

20. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Credit Agreement, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

10.2	Lease, dated October 24, 2001, between Big Beaver / Kilmer Associates L.L.C. and the Registrant filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3	Indentures of Lease entered into between the President of India and Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) on various dates in 1992 and 1993 for the Mumbai Global Development Center and filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.4	Rental Agreement, dated February 24, 1997, between Syntel Limited (formerly known as Syntel Software Pvt. Ltd.) and the Landlords for the Chennai Global Development Center, filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 dated June 6, 1997, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006, and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

Exhibit No.	Description
10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12*	Employment Agreement, dated February 22, 2009, between the Company and Keshav Murugesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15*	Employment Agreement, dated October 18, 2001, between the Company and R. S. Ramdas, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.16*	Employment Agreement, dated September 8, 2008, between the Company and Mukesh Jha, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.17*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.18*	Employment Agreement, dated October 31, 2001, between the Company and Lakshmanan Chidambaram, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.19*	Employment Agreement, dated January 5, 2009, between the Company and Srikanth Karra, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.20*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.21*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray.

10.23*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade.

10.24	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.25	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.26	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.27	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.28	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.29	Letter Agreement dated January 28, 2010 regarding the Shareholders Agreement and First Amendment to the Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

E-4