Form 10-Q
period 2010-03-31
SYNTEL INC
filed 2010-05-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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

Common Stock, no par value: 41,531,053 shares issued and outstanding as of April 30, 2010.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Net revenues	$116,039	$96,434
Cost of revenues	66,800	51,562

Gross profit	49,239	44,872

Selling, general and administrative expenses	22,248	18,724

Income from operations	26,991	26,148

Other income, principally interest	2,283	985

Income before income taxes	29,274	27,133

Income tax expense (benefit)	4,143	(216)

Net income	$25,131	$27,349

Dividend per share	$0.06	$0.06

EARNINGS PER SHARE:
Basic	0.61	0.66
Diluted	0.60	0.66

Weighted average common shares outstanding:
Basic	41,483	41,356
Diluted	41,566	41,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$100,785	$87,822
Short term investments	112,388	112,243
Accounts receivable, net of allowances for doubtful accounts of $3,060 and $3,000 at March 31, 2009 and December 31, 2009, respectively	55,704	48,523
Revenue earned in excess of billings	16,004	5,809
Deferred income taxes and other current assets	27,243	23,739

Total current assets	312,124	278,136

Property and equipment	152,570	143,911
Less accumulated depreciation and amortization	59,519	54,271

Property and equipment, net	93,051	89,640

Goodwill	906	906
Non current Term Deposits with Banks Deferred income taxes and other non current assets	13,539 22,730	23,337 20,603

TOTAL ASSETS	$442,350	$412,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$9,048	$7,879
Accrued payroll and related costs	23,898	26,240
Income taxes payable	1,026	777
Accrued liabilities	9,509	10,484
Deferred revenue	5,143	5,888
Dividends payable	2,750	2,776

Total current liabilities	51,374	54,044
Other non current liabilities	8,957	8,540

TOTAL LIABILITIES	60,331	62,584

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	382,019	350,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,350	$412,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Income			Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Unrealized Investment Gain	Unamortised acturial gain	Foreign Currency Translation Adjustment
Balance, December 31, 2009	41,381	$1	158	$9,042	$66,319	$288,754	$88	$34	$(14,200)	$350,038
Net income						25,131				25,131
Other comprehensive income, net of tax							33	(7)	8,637	8,663

Total Comprehensive Income										33,794
Stock options activity	39				580					580
Restricted stock activity			(44)	92						92
Dividends						(2,485)				(2,485)

Balance, March 31, 2010	41,420	$1	114	$9,134	$66,899	$311,400	$121	$27	$(5,563)	$382,019

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,131	$27,349
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,481	3,837
Bad debt provisions	1	1,478
Realized gains on sales of short term investments	(295)	(340)
Deferred income taxes	(1,028)	(232)
Compensation expense related to restricted stock	65	514
Adjustment related to the uncertain tax positions and other tax credits	—	(4,301)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(15,104)	(4,324)
Other assets	(2,927)	(1,677)
Accrued payroll and other liabilities	(2,774)	(7,474)
Deferred revenue	(573)	(447)

Net cash provided by operating activities	5,977	14,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(3,828)	(3,470)
Purchase of mutual funds	(79,283)	(44,309)
Purchase of term deposits with banks	(12,051)	(19,898)
Proceeds from sales of mutual funds	84,279	42,981
Maturities of term deposits with banks	21,322	5,537

Net cash provided by (used in) investing activities	10,439	(19,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	580	50
Dividends paid	(2,483)	(2,477)

Net cash used in financing activities	(1,903)	(2,427)

Effect of foreign currency exchange rate changes on cash	(1,550)	(54)

Change in cash and cash equivalents	12,963	(7,257)

Cash and cash equivalents, beginning of period	87,822	65,031

Cash and cash equivalents, end of period	$100,785	$57,774

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,485	$2,787

Cash paid for income taxes	6,028	5,899

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2010, the results of their operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The year-end condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The partially owned joint venture of Syntel Delaware is:

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

During the quarter ended March 31, 2010, the Company did not enter into any foreign exchange forward contracts.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At March 31, 2010 and December 31, 2009, approximately, $9.1 million and $20.4 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less with Bank of India were $45.3 million and $11.8 million as at March 31, 2010 and December 31, 2009, respectively. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8. COMPREHENSIVE INCOME

Total Comprehensive Income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income	$25,131	$27,349
Other comprehensive income:
- Unrealized investment gain (loss)	33	28
- Unamortised acturial gain (loss) as per ASC 715, net of tax	(7)	(47)

- Foreign currency translation adjustments	8,637	(8,843)

Total comprehensive income	$33,794	$18,487

9. EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended March 31,
	2010		2009
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,483	$0.61	41,356	$0.66
Potential dilutive effect of stock options outstanding	83	(0.01)	79	—

Diluted earnings per share	41,566	$0.60	41,435	$0.66

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues:
Applications Outsourcing	$86,770	$67,506
KPO	18,921	18,714
e-Business	7,460	8,431
TeamSourcing	2,888	1,783

	116,039	$96,434

Gross Profit:
Applications Outsourcing	31,019	$27,443
KPO	13,256	11,727
e-Business	3,364	4,882
TeamSourcing	1,600	820

	49,239	44,872

Selling, general and administrative expenses	22,248	18,724

Income from operations	$26,991	$26,148

During the three months ended March 31, 2010, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $25.6 million and $21.1 million, respectively, during the three months ended March 31, 2010, contributing approximately 22.0% and 18.2%, respectively of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 77% of the revenue from State Street Bank was generated in the KPO segment, 22% in the Application Outsourcing segment and one percent in e-Business. The corresponding revenues for the three months ended March 31, 2009 from American Express Corp. and State Street Bank was $17.4 million and $20.5 million, respectively, contributing approximately 18.1% and 21.3%, respectively, of total consolidated revenues. At March 31, 2010 and December 31, 2009, accounts receivable from American Express Corp. were $5.8 million and $4.2 million, respectively. Accounts receivable from State Street Bank were $9.9 million and $9.4 million, respectively, as at March 31, 2010 and December 31, 2009.

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
Net Revenues (1)	2010	2009
	(in thousands)

North America (2)	108,290	88,058
India	450	1,449
Europe (3)	6,923	6,664
Rest of the World	376	263

Total revenue	116,039	96,434

Long-Lived Assets (4)	As on March, 31 2010	As on December, 31 2009
	(in thousands)

North America (2)	1,726	1,826
India	92,181	88,668
Europe (3)	50	52

Total	93,957	90,546

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location

2.	Primarily relates to operations in the United States

3.	Primarily relates to operations in the United Kingdom

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2010	2009
Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.1%	0.4%
Foreign effective tax rates different from US statutory rate	(20.9%)	(19.7%)
Tax Reserve	—	(12.1%)
Others, net	—	(4.4%)

Effective Income Tax Rate	14.2%	(0.8%)

During the three months ended March 31, 2010 and 2009, the effective income tax rates were 14.2% and (0.8%), respectively. The tax rate for the three months ended March 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits.

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

The United States Internal Revenue Service’s (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS had issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During first quarter 2009 the Company completed the appeal process with IRS under Fast Track Settlement process and agreed to settle all disagreements with IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. The IRS has completed their audits through tax year 2005 and transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

Based upon the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits, the Company reviewed its global liabilities for uncertainties in income taxes and other tax positions during the quarter ended March 31, 2009 and recorded a favorable adjustment which reduced that quarter’s tax expense by $4.3 million.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2006 and for state tax examinations for years before 2005. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2005-06 pending at various levels of tax authorities. Financial year 2006-07 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2002-03 and onwards. As on March 31, 2010, India tax authority has re-opened the assessment of financial year 2002-03.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended March 31, 2010, the Company recognized interest of approximately $0.02 million. The liability for unrecognized tax benefits was $12.2 million and $11.4 million, as of March 31, 2010 and December 31, 2009, respectively.

The Company had accrued approximately $0.25 million and $0.20 million for interest and penalties as of March 31, 2010 and December 31, 2009, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.34 million and potential tax disputes of $2.25 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon, enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU), or as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009)-‘the sunset date’), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to fulfillment of certain criteria.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.07 million as of March 31, 2010 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Syntel India has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $5.57 million as of March 31, 2010 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India has received has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company is fully upheld for financial years 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year by $2.5 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before Supreme Court of India.

Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT on June 10, 2010.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A)except one item. The Income Tax Department’s appeal is rejected by ITAT. The Income Tax department may file further appeal before Bombay High Court for the amounts allowed by the ITAT except an item on which in which CIT (A) had granted the relief to the company and Income Tax department had not filed appeal before ITAT. Accordingly, company has reversed tax provision of $0.33 million during the quarter ended March 31, 2010. For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position and Syntel India has filed an appeal with the CIT (A).

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.14 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided for uncertain income tax positions during the year 2007, for which Syntel India has filed the necessary appeals/petition.

Syntel India has provided for tax liability amounting to 2.98 million in the books for the financial years 1995-96 to 2005-06 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department has filed further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the appeal of the company was fully allowed by CIT(A) . The Income Tax Department has filed further with ITAT for the amounts allowed by the CIT(A) except one item. ITAT has rejected the Income Tax Department appeal. Income Tax Department may file further before Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) has granted the relief to the company and Income Tax department had not filed appeal before ITAT. Accordingly, company has reversed tax provision of $0.33 million during the quarter ended March 31, 2010. For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position, and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $2.24 million as of March 31, 2010.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $154.6 million as of March 31, 2010.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended March 31, 2010 and 2009 was $0.07 million and $0.51 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are generally new share issues.

Restricted Stock:

On different dates during the three months ended March 31, 2010 and the years ended December 31, 2009, 2008, 2007, 2006 and 2005, the Company issued none, 12,224, 80,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the three months ended March 31, 2010 and the years ended December 31, 2009, 2008, 2007 and 2006 the Company issued none, none, 33,000, 66,000 and 57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the three months ended March 31, 2010 and 2009, the Company expensed $0.09 million and $0.50 million, respectively, as compensation on account of the above stock grants.

The recipients are also eligible for dividends declared on their restricted stock. The dividends accrued or paid on shares of unvested restricted stock are charged to compensation cost. For the three months ended March 31, 2010 and 2009, the Company recorded $(0.03) million and $0.02 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006 and for the three months ended March 31, 2010 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cost of revenues	$8	$133
Selling, general and administrative expenses	57	381

	$65	$514

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2010 and 2009, was $0.58 million and $0.05 million respectively. New shares were issued for all options exercised during the three months ended March 31, 2010.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Three Months Ended March 31,
	2010	2009
Assumptions:
Risk free interest rate	2.54%	1.81%
Expected life	5.00	5.00
Expected volatility	60.87%	62.68%
Expected dividend yield	0.62%	1.17%

The Company’s computation of expected volatility for the three months ended March 31, 2010 and 2009 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	73,413	$13.28
Granted	—	—
Exercised	39,000	14.86
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at March 31, 2010	34,413	$11.49	2.06	$956

Options Exercisable at March 31, 2010	34,413	$11.49	2.06	$956

No options were granted during the three months ended March 31, 2010 and 2009. The aggregate fair value of shares vested during the three months ended March 31, 2010 and 2009 was $0.67 million and $0.04 million, respectively.

14. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $0.9 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

The amounts accrued for unutilized earned leave are $11.5 million and $11.1 million as of March 31, 2010 and December 31, 2009, respectively, and are included within ‘Accrued payroll and related costs’.

15. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel Inc and 49% shareholder of the joint venture (JV) entity SSSSML, the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the Joint Venture entity. Accordingly, Syntel Delaware consolidates the JV entity SSSSML.

The Company’s KPO services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 15.8% and 17.9% of the Company’s total revenues for the period ended March 31, 2010 and 2009, respectively.

16. FAIR VALUE MEASUREMENTS

We adopted the authoritative guidance for fair value measurements and fair value option on January 1, 2008 for financial assets and liabilities, which primarily relate to our investments and forward contracts, and on January 1, 2009, for nonfinancial assets and liabilities.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2010:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$9.1	—	—	$9.1
Short Term Investments-
Available for Sale Securities	23.3	—	—	23.3

Total Assets (Liabilities) measured at fair value	$32.4	—	—	$32.4

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$20.4	—	—	$20.4
Short Term Investments-
Available for Sale Securities	27.2	—	—	27.2

Total Assets (Liabilities) measured at fair value	$47.6	—	—	$47.6

In addition to the above the following table summarizes the term deposits with various banks outstanding as at March 31, 2010 and December 31, 2009.

Balance Sheet Item	As at March 31, 2010	As at December 31, 2009
Cash & Cash Equivalents	$55.3	$21.8
Short Term Investments	89.1	85.1
Non Current Assets	13.5	23.3

Total	$157.9	$130.2

17. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued Accounting Standard Update (ASU) 2009-16, “Transfers and Servicing (Topic 860) : “Accounting for Transfers of Financial Assets”. ASU 2009-16 incorporates the guidance from Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166), into the FASB Accounting Standards Codification™ (FASB ASC). The objective of the update is to provide greater clarity about transfers of financial assets, including securitization transactions, and where entities have continuing exposures to risks related to transferred financial assets. The concept of qualifying special-purpose entities (QSPEs) is eliminated. Under the revised guidance, many QSPEs that were previously off-balance-sheet entities will become subject to the guidance for consolidation of variable interest entities (ASU 2009-17). The guidance is effective as of the beginning of annual reporting periods beginning after Nov. 15, 2009. We addopted this standard during the first quarter of 2010 and there was no significant impact on our financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU 2009-17 incorporates the guidance from FAS 167, “Amendments to FASB Interpretation No. 46(R),” into the codification. The update changes how a company determines when an entity should be consolidated when it is insufficiently capitalized or is not controlled through voting or similar rights. The guidance replaces the previously required quantitative approach with an approach that is more qualitative and requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The ASU is effective as of the first annual reporting period beginning after Nov. 15, 2009. We adopted this standard during the first quarter of 2010 and there was no significant impact on our financial statements.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating any potential impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended March 31, 2010 increased to $116.0 million from $96.4 million for the three months ended March 31, 2009, representing a 20.3% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of March 31, 2010 increased by 13.6% to 9,692 employees as compared to 8,529 employees as of March 31, 2009. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in onsite employees , where our revenues per onsite billable resource are generally higher as compared to an offshore based resource. As of March 31, 2010, the Company had approximately 78.0% of its billable workforce in India as compared to 82.0% as of March 31, 2009. The Company’s top five clients accounted for 59.7% of the total revenues in the three months ended March 31, 2010, up from 59.2% of its total revenues in the three months ended March 31, 2009. Moreover, the Company’s top 10 clients accounted for 75.5% of the total revenues in the three months ended March 31, 2010 as compared to 74.1% in the three months ended March 31, 2009.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 57.6% of total revenues for the three months ended March 31, 2010, from 53.5% for the three months ended March 31, 2009. The 4.1% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was attributable primarily to the hiring ahead of anticipated demand, lower utilization of resources and rupee appreciation.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $86.8 million for the three months ended March 31, 2010 or 74.8% of total revenues, from $67.5 million, or 70.0% of total revenues for the three months ended March 31, 2009. The $19.3 million increase was attributable primarily to revenues from new engagements contributing $54.9 million, largely offset by $35.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 64.3% of total Applications Outsourcing revenues for the three months ended March 31, 2010, from 59.3% for the three months ended March 31, 2009. The 5.0% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was attributable primarily to lower utilization of resources and rupee appreciation partly offset by decrease in other expenses.

KPO Revenues. KPO revenues increased to $18.9 million for the three months ended March 31, 2010, or 16.3% of total revenues, from $18.7 million, or 19.4% of total revenues for the three months ended March 31, 2009. The $0.2 million increase was attributable primarily to revenues from new engagements and net increase in revenues from existing projects contributing $2.6 million largely offset by $2.4 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended March 31, 2010 decreased to 29.9% of KPO revenues from 37.3% for the three months ended March 31, 2009. The 7.4% decrease in cost of revenues, as a percent of total KPO revenues, as compared to the three months ended March 31, 2009, was attributable primarily to better utilization of resources, cost rationalization partly offset by increase in other expenses.

e-Business Revenues. E-Business revenues decreased to $7.5 million for the three months ended March 31, 2010, or 6.4% of total revenues, from $8.4 million, or 8.7% of total revenues for the three months ended March 31, 2009. The $0.9 million decrease was attributable primarily to $6.9 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $6.0 million.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues increased to 54.9% of total e-Business revenues for the three months ended March 31, 2010, from 42.1% for the three months ended March 31, 2009. The 12.8% increase in cost of revenues as a percent of e-Business revenues for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is principally attributable to decrease in e-Business revenues, rupee appreciation and unfavorable utilization of resources.

TeamSourcing Revenues. TeamSourcing revenues increased to $2.9 million for the three months ended March 31, 2010, or 2.5% of total revenues, from $1.8 million, or 1.8% of total revenues for the three months ended March 31, 2009. The $1.1 million increase was attributable primarily to revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements, contributing $2.5 million, partially offset by $1.4 million in lost revenues as a result of project completion, including conversion of staffing engagements into Syntel managed engagements, and net reduction in revenues from existing projects.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 44.6% of TeamSourcing revenues for the three months ended March 31, 2010, from 54.0% for the three months ended March 31, 2009. The 9.4% decrease in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to better utilization of resources.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended March 31, 2010 were $22.2 million or 19.2% of total revenues, compared to $18.7 million or 19.4% of total revenues for the three months ended March 31, 2009.

The 0.2 percentage point decrease is primarily due to increase in revenue that resulted in 3.9 percentage point decrease. Further, three months ended March 31, 2009 had a provision towards doubtful debts of $1.5 million which resulted in a 1.5 percentage point decrease and there was no such reserve for three months ended March 31, 2010. The above decrease was partially offset by increase in; foreign exchange loss during the quarter ended March 31, 2010 by $3.5 million that resulted in an approximately 3.7 percentage point increase and compensation and benefits by $1.5 million which resulted in an approximately 1.5 percentage point increase as compared to the three months ended March 31, 2009.

Other Income. Other income (expense) includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended March 31, 2010 was $2.3 million or 2.0% of total revenues, compared to $1.0 million or 1.0% of total revenues for the three months ended March 31, 2009. The increase in other income of $1.3 million was attributable to; loss on forward contract of $0.7 million during the period three months ended March 31, 2009 compared to none during the period three months ended March 31, 2010 and increase in interest income of $0.6 million.

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

During the three months ended March 31, 2010 and 2009, the effective income tax rates were 14.2% and (0.8%), respectively. The tax rate for the three months ended March 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $57.8 million at March 31, 2009 to $100.8 million at March 31, 2010 primarily due to increased collections during the three months ended March 31, 2010.

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

Net cash generated by operating activities was $6.0 million for the three months ended March 31, 2010. This includes $15.1 million related to an increase in net accounts receivable. The net cash generated by operating activities was $14.4 million for the three months ended March 31, 2009. The number of days sales outstanding in net accounts receivable was approximately 56 days and 51 days as of March 31, 2010 and 2009, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.

Net cash generated by investing activities was $10.4 million for the three months ended March 31, 2010, consisting principally of $105.6 million from the sale of short term investments largely offset by $91.3 million for the purchase of short term investments and $3.8 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment. Net cash used in investing activities was $19.2 million for the three months ended March 31, 2009, consisting principally of $3.5 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $64.2 million, largely offset by $48.5 million from the sale of short term investments.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2010, consisting principally of $2.5 million in dividends paid out, partially offset by proceeds of $0.6 million from the issuance of shares under the Company’s employee stock option plan exercised during the three months. Net cash used in financing activities was $2.4 million for the three months ended March 31, 2009, consisting principally of $2.5 million in dividends paid out, partially offset by proceeds from the issuance of shares under the Company’s employee stock option plan and tax benefit on stock options exercised during the three months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2010. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each CB Floating Rate advance at the CB Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at March 31, 2010 or December 31, 2009.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2010 and 2009 revenues from time and material contracts constituted 54% and 56% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2010 and 2009, revenues from fixed price application management and support engagements constituted 36% and 34% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2010 and 2009, revenues from fixed price development contracts constituted 10% of total revenues.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	March 31, 2010	December 31, 2009
	(in thousands)
ASSETS
Cash and cash equivalents	$100,785	$87,822
Short term investments	112,388	112,243

Total	$213,173	$200,065

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

During the three months ended March 31, 2010, the Indian rupee has appreciated against the U.S. dollar by 1.52% as compared to the three months ended December 31, 2009. This rupee appreciation unfavourably impacted the Company’s gross margin by 40 basis points, operating income by 58 basis points and net income by 55 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 47% and 61% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. During the quarter ended March 31, 2010, the Company did not enter into foreign exchange forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

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

The Company could be delisted by NASDAQ if it fails to add an independent director by August 29, 2010.

The Company received a notice of deficiency from the NASDAQ Stock Market (NASDAQ) on March 8, 2010. The non-compliance cited by NASDAQ is the result of the resignation of an independent director from the Company’s Board of Directors resulting in non-compliance with NASDAQ Listing Rule 5605(b)(1), which requires the Company’s Board of Directors to be comprised of a majority of independent directors. NASDAQ Listing Rule 5605 provides a 180-day cure period, as it applies in this case, for the Company to regain compliance with the independent director requirement. The Company has nominated an additional independent director for election at its annual meeting of shareholders on June 3, 2010, which is prior to the expiration of the NASDAQ deadline on August 29, 2010. However, if the Company fails to add an independent director, either at its annual meeting of shareholders or otherwise, prior to the deadline, NASDAQ could act to delist the Company from its exchange.

Other than as set forth above, there have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The transition of responsibilities from the past Chairman/Chief Executive Officer to the current Chief Executive Officer/President is currently underway. Therefore in accordance with Rule 13a-14(a)/Rule 15d-14(a) the Chairman will also be signing a 302 certification and 906 certification.

Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : May 06, 2010	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President

Date : May 06, 2010	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.