Form 10-Q
period 2010-06-30
SYNTEL INC
filed 2010-08-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

248-619-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 41,732,698 shares issued and outstanding as of July 30, 2010.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Net revenues	$130,649	$100,102	$246,688	$196,536
Cost of revenues	79,083	51,846	145,883	103,408

Gross profit	51,566	48,256	100,805	93,128

Selling, general and administrative expenses	19,114	20,845	41,362	39,569

Income from operations	32,452	27,411	59,443	53,559

Other income, principally interest	1,959	2,325	4,242	3,310

Income before income taxes	34,411	29,736	63,685	56,869

Income tax expense	6,151	4,624	10,294	4,408

Net income	$28,260	$25,112	$53,391	$52,461

Dividend per share	$0.06	$0.06	$0.12	$0.12

EARNINGS PER SHARE:
Basic	$0.68	$0.61	$1.29	$1.27
Diluted	$0.68	$0.61	$1.28	$1.27

Weighted average common shares outstanding:
Basic	41,508	41,379	41,495	41,367
Diluted	41,580	41,479	41,573	41,457

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$92,000	$87,822
Short term investments	129,479	112,243
Accounts receivable, net of allowances for doubtful accounts of $2,998 and $3,000 at June 30, 2010 and December 31, 2009, respectively	67,311	48,523
Revenue earned in excess of billings	13,762	5,809
Deferred income taxes and other current assets	29,730	23,739

Total current assets	332,282	278,136

Property and equipment	153,410	143,911
Less accumulated depreciation and amortization	59,942	54,271

Property and equipment, net	93,468	89,640

Goodwill	906	906
Non current Term Deposits with Banks	21,474	23,337
Deferred income taxes and other non current assets	23,405	20,603

TOTAL ASSETS	$471,535	$412,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$12,304	$7,879
Accrued payroll and related costs	28,929	26,240
Income taxes payable	3,200	777
Accrued liabilities	11,107	10,484
Deferred revenue	5,657	5,888
Dividends payable	2,755	2,776

Total current liabilities	63,952	54,044

Other non current liabilities	9,749	8,540

TOTAL LIABILITIES	73,701	62,584

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	397,834	350,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$471,535	$412,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Income			Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
							Unrealized Investment Gain	Unamortised acturial gain	Foreign Currency Translation Adjustment

Balance, December 31, 2009	41,381	$1	158	$9,042	$66,319	$288,754	$88	$34	$(14,200)	$350,038

Net income						53,391				53,391

Other comprehensive income, net of tax							130	(348)	(1,505)	(1,723)

Total Comprehensive Income										51,668

Stock options activity	39				580					580

Restricted stock activity	10		141	524						524

Dividends						(4,976)				(4,976)

Balance, June 30, 2010	41,430	$1	299	$9,566	$66,899	$337,169	$218	$(314)	$(15,705)	$397,834

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,391	$52,461
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,870	7,637
Bad debt provisions	9	1,583
Realized gains on sales of short term investments	(539)	(818)
Deferred income taxes	(3,464)	(1,120)
Compensation expense related to restricted stock	496	948
Adjustment related to the uncertain tax positions and other tax credits	—	(4,301)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(28,880)	(7,449)
Other assets	(3,127)	(3,130)
Accrued payroll and other liabilities	9,173	(9,913)
Deferred revenue	(233)	(1,288)

Net cash provided by operating activities	33,696	34,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(8,893)	(6,386)
Purchase of mutual funds	(179,347)	(122,113)
Purchase of term deposits with banks	(35,846)	(29,973)
Proceeds from sales of mutual funds	172,610	118,864
Maturities of term deposits with banks	27,840	5,537

Net cash used in investing activities	(23,636)	(34,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	580	273
Dividends paid	(4,969)	(4,969)

Net cash used in financing activities	(4,389)	(4,696)

Effect of foreign currency exchange rate changes on cash	(1,493)	717

Change in cash and cash equivalents	4,178	(3,440)

Cash and cash equivalents, beginning of period	87,822	65,031

Cash and cash equivalents, end of period	$92,000	$61,591

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,486	$2,797

Cash paid for income taxes	7,760	13,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2010, the results of their operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The year-end condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc. (“Syntel”), a Michigan corporation, its wholly owned subsidiaries, and a joint venture. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited (“Syntel India”), an Indian limited liability company;

•	Syntel (Singapore) PTE. Limited, a Singapore limited liability company;

•	Syntel Europe, Limited (“Syntel Europe”), an United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC (“Syntel Delaware”), a Delaware limited liability company;

•	SkillBay LLC (“SkillBay”), a Michigan limited liability company;

•	Syntel (Mauritius) Limited (“Syntel Mauritius”), a Mauritius limited liability company;

•	Syntel Consulting Inc. (“Syntel Consulting”), a Michigan corporation;

•	Syntel Sterling BestShores (Mauritius) Limited (“SSBML”), a Mauritius limited liability company;

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited (“SSSSML”), a Mauritius limited liability company.

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SSBML is:

•	Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts & currency option contracts where the counter party is a bank. The Company purchases foreign exchange forward contracts & currency option contracts to mitigate the risk of changes in foreign exchange rates on cash flows denominated in certain foreign currencies. These contracts are carried at fair value with resulting gains or losses included in the consolidated statements of income in other income.

During the quarter ended June 30, 2010, the Company entered into foreign exchange forward contracts with a notional amount of $71.0 million and with maturity dates of one to three months. During the quarter ended June 30, 2010, contracts amounting to $16.0 million expired resulting in a loss of $0.13 million. At June 30, 2010, foreign exchange forward contracts amounting to $55.0 million were outstanding. The fair value of the foreign exchange forward contracts of $0.36 million is reflected in other current liabilities in the balance sheet of the Company as at June 30, 2010. During the quarter and period ended June 30, 2010 forward contract loss of $0.13 million, pertaining to direct client related contracts is recorded as other income and forward contract gain of $0.03 million, pertaining to intercompany related contracts is recorded as other comprehensive gain.

During the quarter ended June 30, 2010, the Company also entered into currency option contracts with a notional amount of $5.0 million and with maturity period of five months. The fair value of the currency option contracts of $0.13 million is reflected in other current liabilities in the balance sheet of the Company as at June 30, 2010. During the quarter and period ended June 30, 2010 currency option contract loss of $0.13 million, pertaining to direct client related contracts is recorded as other income.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2010 and December 31, 2009, approximately $1.2 million and $20.4 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less with Bank of India were $21.6 million and $11.8 million as at June 30, 2010 and December 31, 2009, respectively. The remaining amounts of cash and cash equivalents were invested in money market accounts with various banking and financial institutions.

8. COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income	$28,260	$25,112	$53,391	$52,461
Other comprehensive income:
- Unrealized investment gain	97	142	130	170
- Unamortised acturial loss, net of tax	(341)	(13)	(348)	(60)
- Foreign currency translation adjustments	(10,149)	13,760	(1,512)	4,917

Total comprehensive income	$17,867	$39,001	$51,661	$57,488

9. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period.

The Company has issued stock options and restricted stocks, which are considered to be potentially dilutive to the basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options and restricted stocks granted pursuant to the stock option and incentive plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefit on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2010		2009
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,508	$0.68	41,379	$0.61
Potential dilutive effect of stock options and restricted stocks outstanding	72	(0.00)	100	(0.00)

Diluted earnings per share	41,580	$0.68	41,479	$0.61

	Six Months Ended June 30,
	2010		2009
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,495	$1.29	41,367	$1.27
Potential dilutive effect of stock options and restricted stocks outstanding	78	(0.01)	90	(0.00)

Diluted earnings per share	41,573	$1.28	41,457	$1.27

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$99,263	$72,207	$186,033	$139,713
KPO	18,919	19,136	37,840	37,850
e-Business	8,968	6,499	16,428	14,930
TeamSourcing	3,499	2,260	6,387	4,043

	130,649	100,102	246,688	196,536

Gross Profit:
Applications Outsourcing	33,834	31,348	64,853	58,791
KPO	11,761	12,386	25,017	24,113
e-Business	3,884	3,346	7,248	8,228
TeamSourcing	2,087	1,176	3,687	1,996

	51,566	48,256	100,805	93,128

Selling, general and administrative expenses	19,114	20,845	41,362	39,569

Income from operations	$32,452	$27,411	$59,443	$53,559

During the three and six months ended June 30, 2010, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $30.3 million and $21.0 million, respectively, during the three months ended June 30, 2010, contributing approximately 23.2% and 16.1%, respectively of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment, 23% in the Application Outsourcing segment and one percent in e-Business. The corresponding revenues for the three months ended June 30, 2009 from American Express Corp and State Street Bank was $20.1 million and $20.5 million, respectively, contributing approximately 20.0% and 20.5%, respectively, of total consolidated revenues. During the six months ended June 30, 2010, revenue from American Express Corp. and State Street Bank was $55.9 million and $42.1 million, respectively, contributing approximately 22.6% and 17.1%, respectively, of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment, 23% in the Application Outsourcing segment and one percent in e-Business. The corresponding revenues for the six months ended June 30, 2009 from American Express Corp. and State Street Bank was $37.5 million and $41.0 million respectively, contributing approximately 19.1% and 20.9%, respectively, of total consolidated revenues. At June 30, 2010 and December 31, 2009, accounts receivable from American Express Corp. were $11.5 million and $4.2 million, respectively. Accounts receivable from State Street Bank were $13.1 million and $9.4 million, respectively, as at June 30, 2010 and December 31, 2009.

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues (1)	2010	2009	2010	2009
	(in thousands)		(in thousands)

North America (2)	120,880	92,451	229,170	180,508
India	364	622	814	2,070
Europe (3)	8,856	6,785	15,779	13,450
Rest of the World	549	244	925	508

Total revenue	130,649	100,102	246,688	196,536

	As on June, 30	As on Dec, 31
Long-Lived Assets (4)	2010	2009
	(in thousands)

North America (2)	1,782	1,826
India	92,538	88,668
Europe (3)	54	52

Total	94,374	90,546

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location

2.	Primarily relates to operations in the United States

3.	Primarily relates to operations in the United Kingdom

5.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5%	0.5%	0.3%	0.4%
Foreign effective tax rates different from US statutory rate	(17.7%)	(19.9%)	(19.2%)	(19.8%)
Tax Reserve	—	—	—	(5.8%)
Others, net	0.1%	—	0.1%	(2.0%)

Effective Income Tax Rate	17.9%	15.6%	16.2%	7.8%

During the three months ended June 30, 2010 and 2009, the effective income tax rates were 17.9% and 15.6%, respectively. During the six months ended June 30, 2010 and 2009, the effective income tax rates were 16.2% and 7.8%, respectively. The tax rate for the six months ended June 30, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2006 and for state tax examinations for years before 2005. Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2005-06 pending at various levels of tax authorities. Financial year 2006-07 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial year 2003-04 and onwards. As on March 31, 2010, India tax authority has re-opened the assessment of financial year 2002-03. However, India tax authority has dropped the proceeding to re-assess the income based on the representation made by the Company . The IRS has commenced an examination of the Syntel India’s U.S. income tax returns for year 2007.

On May 8, 2010 the President of India approved the 2010 Finance Bill. This finance bill reduced the surcharge on Income tax from 10% to 7.5% which has consequentially reduced the Corporate Tax rate from 33.99% to 33.22% and reduced the dividend distribution tax rate from 17% to 16.6%. This finance bill also increased the Minimum Alternative Tax rate from 17.0% to 19.9%.

Income tax expense for the quarter ended June 30, 2010 has increased by approximately $0.16 million due to the 2010 Finance Bill related changes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended June 30, 2010, the Company recognized interest of approximately $0.06 million. The liability for unrecognized tax benefits was $12.55 million and $11.4 million, as of June 30, 2010 and December 31, 2009, respectively.

The Company had accrued approximately $0.30 million and $0.20 million for interest and penalties as of June 30, 2010 and December 31, 2009, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.26 million and potential tax disputes of $2.55 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.0 million as of June 30, 2010 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, Syntel India has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. Income Tax department has filed review petition before Bombay High Court.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $5.39 million as of June 30, 2010 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial years 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes were reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before Supreme Court of India.

Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). The Syntel India and Income Tax Department appeals are scheduled for hearing before ITAT on August 26, 2010.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A)except one item. The Income Tax Department’s appeal is rejected by ITAT. The Income Tax department may file further appeal before Bombay High Court for the amounts allowed by the ITAT except an item on which in which CIT (A) had granted the relief to the company and Income Tax department had not filed appeal before ITAT. Accordingly, Syntel India has reversed a tax provision of $0.32 million during the quarter ended March 31, 2010. For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position and Syntel India has filed an appeal with the CIT (A).

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.13 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided for uncertain income tax positions during the year 2007, for which Syntel India has filed the necessary appeals/petition.

Syntel India has provided for tax liabilities amounting to 2.88 million in the books for the financial years 1995-96 to 2005-06 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. Income Tax Department has filed review petition before Bombay High Court.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department has filed further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT against the amounts allowed by the CIT(A). For the financial year 2004-05, the appeal of the company was fully allowed by CIT(A) . The Income Tax Department has filed further with ITAT for the amounts allowed by the CIT(A) except one item. ITAT has rejected the Income Tax Department appeal. Accordingly, the Company has reversed tax provisions of $0.33 million during the quarter ended March 31, 2010. Income tax department has filed further appeal before Bombay High Court. For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position, and Syntel India has filed an appeal with the CIT(A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $2.68 million as of June 30, 2010.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $146.9 million as of June 30, 2010.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended June 30, 2010 and 2009 was $0.43 million including a charge for restricted stock. For the six months ended June 30, 2010 and 2009, the share-based compensation expense recognized was $0.50 million and $0.94 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are generally new share issues.

Restricted Stock:

On different dates during the six months ended June 30, 2010 and the years ended December 31, 2009, 2008, 2007, 2006 and 2005, the Company issued 203,458, 12,224, 80,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the six months ended June 30, 2010 and the years ended December 31, 2009, 2008, 2007 and 2006 the Company issued none, none, 33,000, 66,000 and

57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the three months ended June 30, 2010 and 2009, the Company expensed $0.43 million and $0.42 million, respectively, as compensation on account of the above stock grants. During the six months ended June 30, 2010 and 2009, the Company expensed $0.52 million and $0.92 million, respectively, as compensation on account of the above stock grants.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006 and for the six months ended June 30, 2010 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of revenues	$107	$104	$115	$237
Selling, general and administrative expenses	324	330	381	711

	$431	$434	$496	$948

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2010 and 2009, was $0 and $0.22 million respectively and for the six months ended June 30, 2010 and 2009 was $0.58 million and $0.27 million, respectively. New shares were issued for all options exercised during the six months ended June 30, 2010.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2010	2009
Assumptions:
Risk free interest rate	1.88%	2.33%
Expected life	5.00	5.00
Expected volatility	60.45%	62.39%
Expected dividend yield	0.71%	0.76%

The Company’s computation of expected volatility for the six months ended June 30, 2010 and 2009 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	73,413	$13.28
Granted	—	—
Exercised	39,000	14.86
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at June 30, 2010	34,413	$11.49	1.81	$773

Options Exercisable at June 30, 2010	34,413	$11.49	1.81	$773

No options were granted during the three months ended June 30, 2010 and 2009. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.67 million and $0.31 million, respectively.

14. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $2.0 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $3.0 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

The amounts accrued for unutilized earned leave are $12.9 million and $11.1 million as of June 30, 2010 and December 31, 2008, respectively, and are included within ‘Accrued payroll and related costs’.

15. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel Inc and 49% shareholder of the joint venture (JV) entity State Street Syntel Sourcing (Mauritius) Ltd.,(SSSSML), the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the Joint Venture entity. Accordingly, Syntel Delaware consolidates the JV entity SSSSML.

The Company’s KPO services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 13.9% and 18.5% of the Company’s total revenues for the period ended June 30, 2010 and 2009, respectively and $14.8% and $18.2% for the six months ended June 30, 2010 and 2009, respectively.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2010:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$1.2	—	—	$1.2
Short Term Investments-
Available for Sale Securities	34.6	—	—	34.6
Fair value of foreign exchange forward and currency option contracts	—	(0.5)	—	(0.5)

Total Assets (Liabilities) measured at fair value	$35.8	(0.5)	—	$35.3

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$20.4	—	—	$20.4
Short Term Investments-
Available for Sale Securities	27.2	—	—	27.2

Total Assets (Liabilities) measured at fair value	$47.6	—	—	$47.6

The value of each foreign exchange forward contract, at the end of each reporting period is calculated by using the forward contract rates published by Foreign Exchange Dealers’ Association of India ( F.E.D.A.I). The difference between the current market forward price and the contracted forward price for each foreign exchange contract is calculated which then is applied to each outstanding contract. The market forward rates include a premium or a discount and the credit risk factor. The amounts are aggregated by type of contract and maturity.

Foreign currency option contract are valued using third party valuation models based on market observable inputs, including general interest rate, market volatilities, credit risk, cash flow projections and size of the transaction.

In addition to the above the following table summarizes the term deposits with various banks outstanding as at June 30, 2010 and December 31, 2009.

	(In Millions)
Balance Sheet Item	As at June 30, 2010	As at December 31, 2009
Cash & Cash Equivalents	$47.9	$21.8
Short Term Investments	94.9	85.1
Non Current Assets	21.5	23.3

Total	$164.3	$130.2

17. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating any potential impact on our financial statements. We adopted this standard during the second quarter of 2010 and there was no significant impact on our financial statements.

In January 2010, the FASB issued ASU 2010-01, which codifies the consensus reached in EITF Issue 09-E. The ASU provides guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, in accordance with ASC 505 and ASC 260. In other words, the entity will include the shares issued or issuable as part of a distribution that is reflected in basic EPS prospectively. The ASU is effective for interim and annual periods ending on or after December 15, 2009, and should be applied retrospectively to all prior periods. The adoption of ASU 2010-01, did not have any impact on the Company’s financial statement disclosures.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. However, unlike the proposed ASU, the final ASU does not require entities to provide sensitivity disclosures. The FASB will consider whether to require sensitivity disclosures jointly with the IASB as part of a new convergence project on fair value measurement and disclosures. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the same on its financial statement disclosures.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010 – 09, clarifies that an entity that is either an SEC filer, as defined in the ASU, or a conduit debt obligor for securities traded in a public market should evaluate subsequent events through the date the financial statements are issued. It eliminates the requirement that an SEC filer disclose that date in its financial statements.

The ASU also clarifies that entities that are neither SEC filers nor conduit debt obligors should evaluate subsequent events through the date the financial statements are available to be issued. Dates to be disclosed in revised financial statements by entities that are not SEC filers are also clarified. Except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010, the amendments in the ASU are effective upon issuance. We adopted this standard during the second quarter of 2010 and there was no significant impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). This consensus of the FASB Emerging Issues Task Force (EITF) addresses diversity in practice that has developed when entities issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. Under the existing U.S. generally accepted accounting principles (U.S. GAAP), a share-based payment award containing a condition that is not a market, performance, or service condition is required to be classified as a liability. This ASU amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, the award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after Dec. 15, 2010. Earlier application is permitted. We adopted this standard during the second quarter of 2010 and there was no significant impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (ASU 2010-17). This update, another consensus of the EITF, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research and development arrangements frequently include payment provisions whereby some consideration is contingent upon achieving uncertain future events or circumstances but authoritative guidance on the use of the milestone method of revenue recognition did not previously exist. Following the guidance in this ASU, a vendor can recognize consideration that is contingent on achieving a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all of the specified criteria to be considered substantive. Certain disclosures about the overall arrangement and the milestones are required. Use of the milestone method of revenue recognition is a policy election to be made by a vendor; other proportional revenue-recognition methods may be applied as long as they do not result in the recognition of consideration in its entirety in the period the milestone is achieved. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted and a vendor may elect, but is not required, to adopt the amendments retrospectively for all prior periods. We adopted this standard during the second quarter of 2010 and there was no significant impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended June 30, 2010 increased to $130.6 million from $100.1 million for the three months ended June 30, 2009, representing a 30.5% increase. Net revenues for the six months ended June 30, 2010 increased to $246.7 million from $196.5 million for the six months ended June 30, 2009, representing a 25.5% increase. The increase in revenue was primarily due to additional business. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail and Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. Syntel’s focus is to continue investments in more new offerings and geographic expansion. Worldwide billable headcount as of June 30, 2010 increased by 29.1% to 10,793 employees as compared to 8,358 employees as of June 30, 2009. The increase in revenues is commensurate with the growth in billable headcount. As of June 30, 2010, the Company had approximately 78.4% of its billable workforce in India as compared to 82.0% as of June 30, 2009. The Company’s top five clients accounted for 58.9% of the total revenues in the three months ended June 30, 2010, down from 61.0% of its total revenues in the three months ended June 30, 2009. The Company’s top five clients accounted for 59.3% of the total revenues in the six months ended June 30, 2010, down from 60.1% of its total revenues in the six months ended June 30, 2009. Moreover, the Company’s top 10 clients accounted for 74.2% of the total revenues in the three months ended June 30, 2010 as compared to 74.6% in the three months ended June 30, 2009. The Company’s top 10 clients accounted for 74.8 % of the total revenues in the six months ended June 30, 2010 as compared to 74.0 % in the six months ended June 30, 2009.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 60.5% of total revenues for the three months ended June 30, 2010, from 51.8% for the three months ended June 30, 2009. The 8.7% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation. The cost of revenues increased to 59.1% of total revenues for the six months ended June 30, 2010, from 52.6% for the six months ended June 30, 2009. The 6.5% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $99.3 million for the three months ended June 30, 2010 or 76.0% of total revenues, from $72.2 million, or 72.1% of total revenues for the three months ended June 30, 2009. The $27.1 million increase was attributable primarily to revenues from new engagements contributing $63.5 million, largely offset by $36.4 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2010 increased to $186.0 million, or 75.4% of total revenues, from $139.7 million or 71.1% of total revenues for the six months ended June 30, 2009. The $46.3 million increase for the six months ended June 30, 2010 was attributable primarily to revenues from new engagements of $110.2 million, largely offset by $63.9 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the

US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 65.9% of total Applications Outsourcing revenues for the three months ended June 30, 2010, from 56.6% for the three months ended June 30, 2009. The 9.3% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation. Cost of revenues for the six months ended June 30, 2010 increased to 65.1% of total Applications Outsourcing revenues, from 57.9% for the six months ended June 30, 2009. The 7.2% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation.

KPO Revenues. KPO revenues decreased to $18.9 million for the three months ended June 30, 2010, or 14.5% of total revenues, from $19.1 million, or 19.1% of total revenues for the three months ended June 30, 2009. The $0.2 million decrease was attributable primarily to $1.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects, largely offset by revenues from new engagements contributing $1.5 million. The revenues for the six months ended June 30, 2010 decreased to $37.8 million, or 15.3% of the total revenues, from $37.9 million, or 19.3% of the total revenues for the six months ended June 30, 2009. The $0.1 million decrease was attributable primarily to lost revenues as a result of project completion by $3.6 million, largely offset by $3.5 million in additional revenues from new engagements and net increase in revenues from existing projects.

On June 1, 2010, the Company has entered into a letter agreement with an affiliate of State Street Bank modifying the Shareholders Agreement between the Company and the State Street Bank affiliate with respect to the joint venture entity State Street Syntel Services (Mauritius) Limited, through which Syntel provides KPO services to State Street Bank. Pursuant to the letter agreement, the joint venture entity shall discount fees due and payable to it under the Fee Schedules of the Master Service Agreement. In addition to above discount, the joint venture entity shall also provide a credit in eight equal installments from June 2010 to March 2012. This had the impact of reducing KPO revenues for the month ended June 30, 2010.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2010 increased to 37.8% of KPO revenues from 35.3% for the three months ended June 30, 2009. The 2.5% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation. Cost of revenues for the six months ended June 30, 2010 decreased to 33.9% of KPO revenues, from 36.3% for the six months ended June 30, 2009. The 2.4% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was attributable primarily to better utilization of resources and cost rationalization partly offset by rupee appreciation and increase in other expenses.

e-Business Revenues. E-Business revenues increased to $9.0 million for the three months ended June 30, 2010, or 6.9% of total revenues, from $6.5 million, or 6.5% of total revenues for the three months ended June 30, 2009. The $2.5 million increase was attributable primarily to a $7.2 million increase in revenues from new engagements, largely offset by $4.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2010 increased to $16.4 million, or 6.7% of total revenues, from $14.9 million or 7.6% of total revenues for the six months ended June 30, 2009. The $1.5 million increase for the six months ended June 30, 2010 was attributable principally to a $12.7 million increases in revenues from new engagements, largely offset by $11.2 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues increased to 56.7% of total e-Business revenues for the three months ended June 30, 2010, from 48.5% for the three months ended June 30, 2009. The 8.2% increase in cost of revenues as a percent of e-Business revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is principally attributable to increases in headcount, salary increments for offshore employees and rupee appreciation. Cost of revenues for the six months ended June 30, 2010 increased to 55.9% of total e-business revenues, from 44.9% for the six months ended June 30, 2009. The 11.0% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation.

TeamSourcing Revenues. TeamSourcing revenues increased to $3.5 million for the three months ended June 30, 2010, or 2.7% of total revenues, from $2.3 million, or 2.3% of total revenues for the three months ended June 30, 2009. The $1.2 million increase was attributable primarily to increase in revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements. Additionally there was a net increase in revenues from existing projects of $2.9 million, partially offset by $1.7 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements. The revenues for the six months ended June 30, 2010 increased to $6.4 million, or 2.6% of total revenues, from $4.0 million or 2.1% of total revenues for the six months ended June 30, 2009. The $2.4 million increase for the six months ended June 30, 2010 was attributable principally to increase in revenues from new engagements and revenue from the SkillBay web portal contributing $5.2 million, largely offset by $2.8 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues decreased to 40.4% of TeamSourcing revenues for the three months ended June 30, 2010, from 48.0% for the three months ended June 30, 2009. Cost of revenues for the six months ended June 30, 2010 decreased to 42.3% of total TeamSourcing revenues, from 50.6% for the six months ended June 30, 2009. Both the 7.6% and 8.3% decreases in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to better utilization of resources.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended June 30, 2010 were $19.1 million or 14.6% of total revenues, compared to $20.8 million or 20.8% of total revenues for the three months ended June 30, 2009.

The 6.2% decrease is primarily due to foreign exchange gain of $3.6 million that has resulted in an approximately 3.6% decrease and an increase in revenue that resulted in a 4.5% decrease. Selling, general and administrative expenses for the three months ended June 30, 2010 was impacted by increases in compensation and benefits of $0.4 million, travel costs of $0.3 million, facility costs of $0.9 million, marketing fees of $0.5 million and other expenses of $0.2 million partially offset by decreases in depreciation and amortization of $0.4 million, which has resulted in an approximately 1.9% net increase.

Selling, general, and administrative expenses for the six months ended June 30, 2010 were $41.4 million or 16.8% of total revenues, compared to $39.6 million or 20.1% of total revenues for the six months ended June 30, 2009.

The 3.3% decrease is primarily due to increase in revenue that resulted in 4.2% decrease. This decrease was offset by cost increases including increases in compensation costs of $1.7 million, travel costs of $0.4 million, facility costs of $1.4 million, marketing fees and commissions of $0.1 million and other expenses of $0.2 million, partly offset by decrease in depreciation and amortization of $0.5 million, as well as by a decrease in provision for doubtful debts of $1.5 million, which has resulted in an approximately 0.9% net increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended June 30, 2010 was $2.0 million or 1.5% of total revenues, compared to $2.3 million or 2.3% of total revenues for the three months ended June 30, 2009. The decrease in other income of $0.3 million was primarily due to decrease in gains on forward contracts by $0.4 million, decrease in gain on sale of mutual funds of $0.2 million and partly offset by increases in interest income of $0.3 million.

Other income for the six months ended June 30, 2010 was $4.2 million or 1.7% of total revenues, compared to $3.3 million or 1.7% of total revenues for the six months ended June 30, 2009. The increase in other income of $0.9 million was primarily due to gains on forward contracts of $0.3 million, interest income of $0.9 million and partly offset by decreases in gains on sale of mutual funds of $0.3 million.

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

During the three months ended June 30, 2010 and 2009, the effective income tax rates were 17.9% and 15.6%, respectively. During the six months ended June 30, 2010 and 2009, the effective income tax rates were 16.2% and 7.8%, respectively. The tax rate for the six months ended June 30, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits.

SERVICE TAX AUDIT

A service tax audit was conducted for Adyar facility in Chennai, the scope of the audit was to review transactions covered under Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating audit objections raised by officer of the audit team. Most of the observations are pertaining to Service tax and are for an amount of $3.85 million. The Company has obtained the views of tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against the company. Based on the consultants advise, the company will be in a position to defend the objections raised and therefore no provision has been made in the books.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $61.6 million at June 30, 2009 to $92.0 million at June 30, 2010 primarily due to increased collections during the six months ended June 30, 2009.

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

Net cash generated by operating activities was $33.7 million for the six months ended June 30, 2010. This includes a reduction of $28.9 million related to a decrease in net accounts receivable. The net cash generated by operating activities was $34.6 million for the six months ended June 30, 2009. The number of days sales outstanding in net accounts receivable was approximately 56 days and 55 days as of June 30, 2010 and 2009, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher percentage increase in balance of net accounts receivable to percentage increase in revenue for the six months ended as of June 30, 2010 compared to six months ended as of June 30, 2009.

Net cash used in investing activities was $23.6 million for the six months ended June 30, 2010, consisting principally of $8.9 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $215.2 million, largely offset by $200.5 million from the sale of short term investments. Net cash used in investing activities was $34.1 million for the six months ended June 30, 2009, consisting principally of $6.3 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $152.2 million, largely offset by $124.4 million from the sale of short term investments.

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2010, consisting principally of $5.0 million in dividends paid out, partially offset by proceeds of $0.6 million from the issuance of shares under the Company’s employee stock option plan exercised during the six months. Net cash used in financing activities was $4.7 million for the six months ended June 30, 2009, consisting principally of $5.0 million in dividends paid out, partially offset by $0.3 million proceeds from the issuance of shares under the Company’s employee stock option plan and tax benefit on stock options exercised during the six months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million. The line of credit expires on August 31, 2010. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each CB Floating Rate advance at the CB Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at June 30, 2010 or December 31, 2009.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2010 and 2009 revenues from time and material contracts constituted 54% and 53% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2010 and 2009, revenues from fixed price application management and support engagements constituted 35% and 37% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2010 and 2009, revenues from fixed price development contracts constituted 11% and 10% of total revenues, respectively.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30, 2010	December 31, 2009
	(in thousands)

ASSETS

Cash and cash equivalents	$92,000	$87,822
Short term investments	129,479	112,243

Total	$221,479	$200,065

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

During the three months ended June 30, 2010, the Indian rupee has appreciated against the U.S. dollar by 0.17% as compared to the three months ended March 31, 2010. This rupee appreciation unfavourably impacted the Company’s gross margin by 5 basis points, operating income by 7 basis points and net income by 7 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 49% and 77% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts and currency option contracts where the counter party is a bank during the three months ended June 30, 2010, but these contracts do not have a material impact on the financial statements.

During the quarter ended June 30, 2010, the Company entered into foreign exchange forward contracts and currency options contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $60.0 million as of June 30, 2010. The outstanding foreign exchange forward contracts and currency option contracts as of June 30, 2010 mature in four months. The fair value of the foreign exchange forward contracts and currency options of $0.5 million is reflected in other current liabilities in the balance sheet of the Company as at June 30, 2010. Net Gains/(losses) on foreign exchange forward contracts and currency options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income for the three and six months ended June 30, 2010 amounted to ($0.26) million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officers (the Chairman of the Board, Chief Executive Officer and Chief Financial Officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our risk factor titled “The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of the Company or if there is a downturn in one of the industries the Company serves” as contained in our Form 10-K for the year ended 12/31/2009 is revised and restated as follows:

The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of the Company or if there is a downturn in one of the industries the Company serves.

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 74% and 75% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively and approximately 75% and 74% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively. The Company’s largest client for the three months ended June 30, 2010 was American Express, which generated approximately 23% and 20% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively and approximately 23% and 19% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively. The Company’s second largest client for the three months ended June 30, 2010 was State Street Bank which generated approximately 16% and 20% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively and approximately 17% and 21% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 56% and 55% of the Company’s revenues for the three months ended June 30, 2010 and 2009, respectively and approximately 56% and 56% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 14% and 18% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively and approximately 15% and 18% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively. The current master agreement under which the Company is able to provide KPO services to these three clients appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2012 with the ability to extend by mutual consent for up to three additional one year terms. Commencing on the first to occur of January 16, 2012 or termination of the master agreement due to the Company’s insolvency, material breach or change in control, the State Street Bank affiliate through a separate shareholders agreement has the right to purchase the Company’s interest in the joint venture at an agreed-upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to these three clients and transferring some related KPO professionals and assets to the State Street Bank affiliate. The State Street Bank affiliate exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

Other than as set forth above, there have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The transition of responsibilities from the past Chairman/Chief Executive Officer to the current Chief Executive Officer/President is currently underway. Therefore in accordance with Rule 13a-14(a)/Rule 15d-14(a) the Chairman will also be signing a 302 certification and 906 certification.

Exhibits

Exhibit No.	Description

10	State Street Bank Letter Agreement*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

*	Filed herewith. Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date: August 06, 2010	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President

Date: August 06, 2010	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description

10	State Street Bank Letter Agreement*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

*	Filed herewith. Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.