Form 10-Q
period 2010-09-30
SYNTEL INC
filed 2010-11-08
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value: 41,735,627 shares issued and outstanding as of October 29, 2010.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Net revenues	$140,545	$104,698	$387,233	$301,234
Cost of revenues	84,881	53,088	230,764	156,496

Gross profit	55,664	51,610	156,469	144,738

Selling, general and administrative expenses	24,924	18,926	66,286	58,495

Income from operations	30,740	32,684	90,183	86,243

Other income, principally interest	4,876	3,527	9,118	6,837

Income before income taxes	35,616	36,211	99,301	93,080

Income tax expense	5,177	5,958	15,471	10,366

Net income	$30,439	$30,253	$83,830	$82,714

Dividend per share	$0.06	$0.06	$0.18	$0.18

EARNINGS PER SHARE:
Basic	$0.73	$0.73	$2.02	$2.00
Diluted	$0.73	$0.73	$2.02	$1.99

Weighted average common shares outstanding:
Basic	41,537	41,431	41,509	41,388
Diluted	41,618	41,507	41,588	41,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$86,995	$87,822
Short term investments	175,041	112,243
Accounts receivable, net of allowances for doubtful accounts of $3,072 and $3,000 at September 30, 2010 and December 31, 2009, respectively	79,533	48,523
Revenue earned in excess of billings	11,829	5,809
Deferred income taxes and other current assets	42,561	23,739

Total current assets	395,959	278,136

Property and equipment	163,498	143,911
Less accumulated depreciation and amortization	66,015	54,271

Property and equipment, net	97,483	89,640

Goodwill	906	906
Non current Term Deposits with Banks	4,566	23,337
Deferred income taxes and other non current assets	28,586	20,603

TOTAL ASSETS	$527,500	$412,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$12,945	$7,879
Accrued payroll and related costs	35,101	26,240
Income taxes payable	1,963	777
Accrued liabilities	13,360	10,484
Deferred revenue	7,677	5,888
Dividends payable	2,750	2,776

Total current liabilities	73,796	54,044

Other non current liabilities	11,427	8,540

TOTAL LIABILITIES	85,223	62,584

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	442,277	350,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$527,500	$412,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

								Accumulated other Comprehensive Income
	Common Stock		Restricted Stock		Additional Paid-In	Retained	Unrealized Investment	Unamortised acturial	Foreign Currency Translation	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Gain	gain	Adjustment	Equity
Balance, December 31, 2009	41,381	$1	158	$9,042	$66,319	$288,754	$88	$34	$(14,200)	$350,038

Net income						83,830				83,830

Other comprehensive income, net of tax							192	(352)	13,836	13,676

Total Comprehensive Income										97,506

Stock options activity	58				902					902

Restricted stock activity	39		113	1301						1301

Dividends						(7,470)				(7,470)

Balance, September 30, 2010	41,478	$1	271	$10,343	$67,221	$365,114	$280	$(318)	$(364)	$442,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,830	$82,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,815	11,734
Bad debt provisions	34	1,644
Realized gains on sales of short term investments	(849)	(1,184)
Deferred income taxes	(6,058)	(261)
Compensation expense related to restricted stock	1,301	1,424
Adjustment related to the uncertain tax positions and other tax credits	(500)	(4,301)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(36,118)	(7,190)
Other assets	24,043	(20,261)
Accrued payroll and other liabilities	13,598	(1,943)
Deferred revenue	1,718	(1,432)

Net cash provided by operating activities	91,814	60,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(13,541)	(14,949)
Purchase of mutual funds	(230,761)	(175,681)
Purchase of term deposits with banks	(110,261)	(49,943)
Proceeds from sales of mutual funds	236,649	180,519
Maturities of term deposits with banks	32,455	10,753

Net cash used in investing activities	(85,459)	(49,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	831	429
Dividends paid	(7,458)	(7,500)

Net cash used in financing activities	(6,627)	(7,071)

Effect of foreign currency exchange rate changes on cash	(555)	1,257

Change in cash and cash equivalents	(827)	5,829

Cash and cash equivalents, beginning of period	87,822	65,031

Cash and cash equivalents, end of period	$86,995	$70,860

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,489	$2,767

Cash paid for income taxes	12,015	16,982

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2010, the results of their operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The year-end condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company;

•	Syntel Europe Limited, an United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company formerly known as Syntel Sterling Best Shores (Mauritius) Limited (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company; and

•	TriZetto Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“TSSML”).

The wholly owned subsidiary of TSSML is:

•	TriZetto Syntel Services (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

3.	USE OF ESTIMATES

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

During the quarter ended September 30, 2010, the Company entered into foreign exchange forward contracts with a notional amount of $54.0 million and with maturity dates of one to three months. During the quarter ended September 30, 2010, contracts amounting to $60.0 million expired resulting in a gain of $3.07 million. At September 30, 2010, foreign exchange forward contracts amounting to $49.0 million were outstanding. The fair value of the foreign exchange forward contracts of $2.41 million is reflected in other current assets in the balance sheet of the Company as at September 30, 2010. During the quarter and period ended September 30, 2010 forward contract gain of $1.87 million and gain of $1.74 million respectively, pertaining to direct client related contracts is recorded as other income and forward contract gain of $1.20 million and gain of $1.23 million respectively, pertaining to intercompany related contracts is recorded as other comprehensive gain.

During the quarter ended September 30, 2010, the Company has not entered into currency option contracts (During the quarter ended June 30, 2010, the Company entered into currency option contracts with a notional amount of $5.0 million). The fair value of the currency option contracts of $0.01 million is reflected in other current assets in the balance sheet of the Company as at September 30, 2010. During the quarter and period ended September 30, 2010 currency option contract gain of $0.14 million and gain of $0.01 million respectively, pertaining to direct client related contracts is recorded as other income.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At September 30, 2010 and December 31, 2009, approximately $0.00 million and $20.4 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less were $14.4 million and $11.8 million as at September 30, 2010 and December 31, 2009, respectively. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income	$30,439	$30,253	$83,830	$82,714
Other comprehensive income:
- Unrealized investment gain	62	37	192	207
- Unamortised acturial loss, net of tax	(4)	16	(352)	(44)
- Foreign currency translation adjustments	15,348	(122)	13,836	4,795

Total comprehensive income	$45,845	$30,184	$97,506	$87,672

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

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2010		2009
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,537	$0.73	41,431	$0.73
Potential dilutive effect of stock options and restricted stocks outstanding	81	(0.00)	76	(0.00)

Diluted earnings per share	41,618	$0.73	41,507	$0.73

	Nine Months Ended September 30,
	2010		2009
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,509	$2.02	41,388	$2.00
Potential dilutive effect of stock options and restricted stocks outstanding	79	(0.00)	85	(0.01)

Diluted earnings per share	41,588	$2.02	41,473	$1.99

10.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$106,349	$77,369	$292,382	$217,082
KPO	20,957	19,009	58,797	56,859
e-Business	10,384	5,794	26,812	20,724
TeamSourcing	2,855	2,526	9,242	6,569

	140,545	104,698	387,233	301,234

Gross Profit:
Applications Outsourcing	38,143	33,627	102,996	92,418
KPO	13,023	13,753	38,040	37,866
e-Business	3,420	2,876	10,668	11,104
TeamSourcing	1,078	1,354	4,765	3,350

	55,664	51,610	156,469	144,738

Selling, general and administrative expenses	24,924	18,926	66,286	58,495

Income from operations	$30,740	$32,684	$90,183	$86,243

During the three and nine months ended September 30, 2010, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $34.5 million and $22.8 million, respectively, during the three months ended September 30, 2010, contributing approximately 24.5% and 16.2%, respectively of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 78% of the revenue from State Street Bank was generated in the KPO segment, 21% in the Application Outsourcing segment and one percent in e-Business. The corresponding revenue for the three months ended September 30, 2009 from American Express Corp. and State Street Bank was $22.8 million and $20.3 million, respectively, contributing approximately 21.8% and 19.4%, respectively, of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 79% of the revenue from State Street Bank was generated in the KPO segment, 20% in the Application Outsourcing segment and one percent in e-Business. During the nine months ended September 30, 2010, revenue from American Express Corp. and State Street Bank was $90.3 million and $64.9 million, respectively, contributing approximately 23.3% and 16.8%, respectively, of total consolidated revenues. During the nine months ended September 30, 2009, revenue from State Street Bank and American Express Corp. was $61.3 million and $60.3 million, respectively, contributing approximately 20.4% and 20.0%, respectively, of total consolidated revenues. At September 30, 2010 and December 31, 2009, accounts receivable from American Express Corp. were $16.5 million and $4.2 million, respectively. Accounts receivable from State Street Bank were $15.6 million and $9.4 million, respectively, as at September 30, 2010 and December 31, 2009.

11.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	129,845	96,430	359,016	276,938
India	457	648	1,271	2,719
Europe (3)	9,482	7,290	25,261	20,740
Rest of the World	761	330	1,685	837

Total revenue	140,545	104,698	387,233	301,234

	As on September 30,	As on Dec 31,
	2010	2009
	(in thousands)
Long-Lived Assets (4)
North America (2)	1,791	1,826
India	96,542	88,668
Europe (3)	56	52

Total	98,389	90,546

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location

2.	Primarily relates to operations in the United States

3.	Primarily relates to operations in the United Kingdom

5.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.2%	0.3%	0.2%	0.4%
Foreign effective tax rates different from US statutory rate	(19.3%)	(18.8%)	(19.2%)	(19.4%)
Tax Reserve	(1.4%)	—	(0.5%)	(3.5%)
Others, net	—	—	0.1%	(1.4%)

Effective Income Tax Rate	14.5%	16.5%	15.6%	11.1%

During the three months ended September 30, 2010 and 2009, the effective income tax rates were 14.5% and 16.5%, respectively. During the nine months ended September 30, 2010 and 2009, the effective income tax rates were 15.6% and 11.1%, respectively. The tax rate for the three months ended September 30, 2010 was favorably impacted by an adjustment of $0.5 million as a result of the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the nine months ended September 30, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits.

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

The United States Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company appealed the IRS position. During the first quarter of 2009 the Company completed the appeal process with the IRS under the Fast Track Settlement process and agreed to settle all disagreements with the IRS regarding the transfer pricing for the years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. The IRS has completed their audits through tax year 2005 and of transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

Syntel, Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to US federal tax examinations by tax authorities for years before 2006 and for state tax examinations for years before 2005.

Further, Syntel India has disputed tax matters for the financial years 1995-96 to 2005-06 that are pending at various levels of tax authorities. Financial years 2006-07 to the present are open to regular tax scrutiny by the Indian tax authorities. However, the Indian tax authorities are authorized to re-open the already concluded tax assessments and may re-open the case of Syntel India for financial years 2003-04 to the present. In the first quarter of 2010, the Indian tax authorities re-opened the assessment of financial year 2002-03. However,the Indian tax authorities have dropped that proceeding to re-assess the income based on representations made by the Company. The IRS has commenced an examination of the Syntel India’s U.S. income tax returns for the year 2007.

On May 8, 2010 the President of India approved the 2010 Finance Bill. This finance bill resulted in the following changes to Indian tax rates. It reduced the surcharge on Income tax from 10% to 7.5% which consequentially reduced the Corporate Tax rate from 33.99% to 33.22% and reduced the dividend distribution tax rate from 17% to 16.6%. This finance bill also increased the Minimum Alternative Tax rate from 17.0% to 19.9%.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the quarter ended September 30, 2010, the Company recognized interest of approximately $0.06 million. The liability for unrecognized tax benefits was $14.1 million and $11.4 million, as of September 30, 2010 and December 31, 2009, respectively.

The Company had accrued approximately $0.38 million and $0.20 million for potential tax related interest and penalties as of September 30, 2010 and December 31, 2009, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.35 million and potential tax disputes of $3.14 million could change in the next twelve months as litigation and the various tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units in India located at Mumbai, Chennai, Pune and Gurgaon enjoy favorable tax provisions due to their registration in a Special Economic Zone (SEZ), as an Export Oriented Unit (EOU), or as units located in Software Technologies Parks of India (STPI). Under the Indian Income Tax Act, 1961 (the “Act”) Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for 10 years of operations on the profits generated by these units or until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009)-‘the sunset date’), whichever is earlier. Certain units located in a SEZ are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation and a 50% exemption for the next 5 years. New units in a SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first 5 years of operation, 50% exemption for the next 5 years and further 50% for another 5 years subject to the fulfillment of certain criteria.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $2.1 million as of September 30, 2010 for the financial years 1995-96 to 2001-02, after recognizing certain tax liabilities aggregating $0.04 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court dismissed the Income Tax Department appeal on account of a delay in filing the Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, Syntel India has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. The Income Tax Department has filed a review petition before the Bombay High Court.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $5.6 million as of September 30, 2010 for the financial years 2001-02 to 2004-05 which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided at the adoption of FIN 48 during the year 2007. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 in which the contention of Syntel India was partially upheld. Syntel India filed a further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial years 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes were reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India.

Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). The Syntel India and Income Tax Department appeals are scheduled for hearing before ITAT on January 5, 2011.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department filed a further appeal with ITAT for the amounts allowed by the CIT(A)except one item that was rejected by the ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT (A) had granted relief to the Company and the Income Tax Department had not filed an appeal before the ITAT. Accordingly, Syntel India has reversed a tax provision of $0.32 million during the quarter ended March 31, 2010. For the financial year 2005-06, the Income Tax Department has decided against Syntel India in respect to a particular tax position and Syntel India has filed an appeal with the CIT (A). During the quarter ended September 30, 2010, the Company’s appeal for the financial year was fully allowed by CIT (A). The Income Tax Department may file a further appeal with the ITAT for the amounts allowed by the CIT (A).

Further, Syntel India has not provided for disputed income tax liabilities aggregating to $0.14 million for various years, which is after recognizing certain tax liabilities aggregating $0.01 million provided for uncertain income tax positions during the year 2007, for which Syntel India has filed the necessary appeals/petition.

Syntel India has provided for tax liabilities amounting to $2.99 million for the financial years 1995-96 to 2005-06 on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by the ITAT. The Bombay High Court dismissed the Income Tax Department appeal on account of a delay in filing the Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. Income Tax Department has filed review petition before Bombay High Court.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 22, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT against the amounts allowed by the CIT(A). For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed further with ITAT for the amounts allowed by the CIT(A) except one item. ITAT has rejected the Income Tax Department appeal. Accordingly, the Company has reversed tax provisions of $0.33 million during the quarter ended March 31, 2010. Income tax Department has filed further appeal before Bombay High Court. Tax Department’s appeal is fixed for hearing before Bombay High Court on April 25, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position, and Syntel India has filed an appeal with the CIT(A). During the Quarter ended September 30, 2010, the company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department may file further appeal with ITAT for the amounts allowed by the CIT(A)

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its US taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that US profits earned on or after January 1, 2008 will be permanently invested in the USA. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $3.1 million as of September 30, 2010.

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

Estimated additional taxes which would be due, if undistributed earnings were to be distributed, approximate $162.4 million as of September 30, 2010.

13.	STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On September 1, 2006 the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended September 30, 2010 and 2009 was $0.78 million and $0.48 million respectively, including a charge for restricted stock. For the nine months ended September 30, 2010 and 2009, the share-based compensation expense recognized was $1.27 million and $1.42 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are generally new share issues.

Restricted Stock:

On different dates during the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008, 2007, 2006 and 2005, the Company issued 208,458, 12,224, 80,676, 14,464, 16,536 and 54,806 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008, 2007 and 2006 the Company issued none, none, 33,000, 66,000 and 57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the three months ended September 30, 2010 and 2009, the Company expensed $0.78 million and $0.47 million, respectively, as compensation on account of the above stock grants. During the nine months ended September 30, 2010 and 2009, the Company expensed $1.27 million and $1.39 million, respectively, as compensation on account of the above stock grants.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006 and for the nine months ended September 30, 2010 the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of revenues	$204	$117	$319	$354
Selling, general and administrative expenses	573	359	953	1070

	$777	$476	$1,272	$1,424

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2010 and 2009, was $0.25 million and $0.16 million respectively and for the nine months ended September 30, 2010 and 2009, was $0.83 million and $0.43 million, respectively. New shares were issued for all options exercised during the nine months ended September 30, 2010.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Nine Months Ended September 30,
	2010	2009
Assumptions:
Risk free interest rate	1.13%	2.34%
Expected life	5.00	5.00
Expected volatility	60.04%	61.77%
Expected dividend yield	0.54%	0.50%

The Company’s computation of expected volatility for the nine months ended September 30, 2010 and 2009 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	73,413	$13.28
Granted	—	—
Exercised	58,700	14.15
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at September 30, 2010	14,713	$9.80	1.39	$507

Options Exercisable at September 30, 2010	14,713	$9.80	1.39	$507

No options were granted during the three months ended September 30, 2010 and 2009. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $1.26 million and $0.78 million, respectively.

14.	VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.4 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, and $4.5 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively.

The amounts accrued for unutilized earned leave are $14.64 million and $11.15 million as of September 30, 2010 and December 31, 2009, respectively, and are included within ‘Accrued payroll and related costs’.

15.	CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel Inc and 49% shareholder of the joint venture (JV) entity State Street Syntel Sourcing (Mauritius) Ltd.(SSSSML), the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the Joint Venture entity. Accordingly, Syntel Delaware consolidates the JV entity SSSSML.

The Company’s KPO services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 14.3% and 17.7% of the Company’s total revenues for three months ended September 30, 2010 and 2009, respectively and 14.6% and 18.0% for the nine months ended September 30, 2010 and 2009, respectively.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2010:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	—	—	—	—
Short Term Investments- Available for Sale Securities	23.2	—	—	23.2
Fair value of foreign exchange forward and currency option contracts	—	2.4	—	2.4

Total Assets (Liabilities) measured at fair value	$23.2	2.4	—	$25.6

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents- Money Market Funds	$20.4	—	—	$20.4
Short Term Investments- Available for Sale Securities	27.2	—	—	27.2

Total Assets (Liabilities) measured at fair value	$47.6	—	—	$47.6

The value of each foreign exchange forward contract, at the end of each reporting period is calculated by using the forward contract rates published by Foreign Exchange Dealers’ Association of India (F.E.D.A.I). The difference between the current market forward price and the contracted forward price for each foreign exchange contract is calculated which then is applied to each outstanding contract. The market forward rates include a premium or a discount and the credit risk factor. The amounts are aggregated by type of contract and maturity.

Foreign currency option contract are valued using third party valuation models based on market observable inputs, including general interest rate, market volatilities, credit risk, cash flow projections and size of the transaction.

In addition to the above the following table summarizes the term deposits with various banks outstanding as at September 30, 2010 and December 31, 2009.

	(In Millions)
	As at September 30, 2010	As at December 31, 2009
Balance Sheet Item
Cash & Cash Equivalents	$14.4	$21.8
Short Term Investments	151.9	85.1
Non Current Assets	4.6	23.3

Total	$170.9	$130.2

17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). This consensus of the FASB Emerging Issues Task Force (EITF) addresses diversity in practice that has developed when entities issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. Under the existing U.S. generally accepted accounting principles (U.S. GAAP), a share-based payment award containing a condition that is not a market, performance, or service condition is required to be classified as a liability. This ASU amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, the award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. We adopted this standard during the second quarter of 2010 and there was no significant impact on our financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended September 30, 2010 increased to $140.5 million from $104.7 million for the three months ended September 30, 2009, representing a 34.2% increase. Net revenues for the nine months ended September 30, 2010 increased to $387.2 million from $301.2 million for the nine months ended September 30, 2009, representing a 28.5% increase. The increase in revenue was primarily due to additional business. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail and Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. Syntel’s focus is to continue investments in more new offerings and geographic expansion. Worldwide billable headcount as of September 30, 2010 increased by 34.6% to 11,499 employees as compared to 8,546 employees as of September 30, 2009. The increase in revenues is commensurate with the growth in billable headcount. As of September 30, 2010, the Company had approximately 78.7% of its billable workforce in India as compared to 81.0% as of September 30, 2009. The Company’s top five clients accounted for 60.7% of the total revenues in the three months ended September 30, 2010, down from 61.7% of its total revenues in the three months ended September 30, 2009. The Company’s top five clients accounted for 59.8% of the total revenue in the nine months ended September 30, 2010, down from 60.7% of its total revenues in the nine months ended September 30, 2009. Moreover, the Company’s top 10 clients accounted for 74.8% of the total revenues in the three months ended September 30, 2010 as compared to 75.5% in the three months ended September 30, 2009. The Company’s top 10 clients accounted for 74.8% of the total revenues in the nine months ended September 30, 2010 as compared to 74.2% in the nine months ended September 30, 2009.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 60.4% of total revenues for the three months ended September 30, 2010, from 50.7% for the three months ended September 30, 2009. The 9.7% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was attributable primarily to increases in headcount coupled with onsite and offshore salary increments, travel & relocation, contract services and rupee appreciation. The cost of revenues increased to 59.6% of total revenues for the nine months ended September 30, 2010, from 52.0% for the nine months ended September 30, 2009. The 7.6% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was attributable primarily to increases in headcount coupled with onsite and offshore salary increments, travel & relocation, contract services and rupee appreciation.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $106.3 million for the three months ended September 30, 2010 or 75.7% of total revenues, from $77.4 million, or 73.9% of total revenues for the three months ended September 30, 2009. The $28.9 million increase was attributable primarily to revenues from new engagements contributing $66.2 million, largely offset by $37.1 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2010 increased to $292.4 million, or 75.5% of total revenues, from $217.1 million or 72.1% of total revenues for the nine months ended September 30, 2009. The $75.3 million increase for the nine months ended September 30, 2010 was attributable primarily to revenues from new engagements of $164.6 million, largely offset by $89.3 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 64.1% of total Applications Outsourcing revenues for the three months ended September 30, 2010, from 56.5% for the three months ended September 30, 2009. The 7.6% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2010, as compared to the three months ended September 30 2009, was attributable primarily to increases in headcount coupled with onsite and offshore salary increments, travel & relocation, contract services and rupee appreciation. Cost of revenues for the nine months ended September 30, 2010 increased to 64.8% of total Applications Outsourcing revenues, from 57.4% for the nine months ended September 30, 2009. The 7.4% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was attributable primarily to increases in headcount, salary increments, travel & relocation and rupee appreciation.

KPO Revenues. KPO revenues increased to $20.9 million for the three months ended September 30, 2010, or 14.9% of total revenues, from $19.0 million, or 18.2% of total revenues for the three months ended September 30, 2009. The $2.0 million increase was attributable primarily to revenues from new engagements contributing $3.6 million, largely offset by $1.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2010 increased to $58.8 million, or 15.2% of the total revenues, from $56.9 million, or 18.9% of the total revenues for the nine months ended September 30, 2009. The $1.9 million increase for the nine months ended September 30, 2010 was attributable primarily to revenues from new engagements contributing $5.2 million, largely offset by $3.3 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

On June 1, 2010, the Company entered into a letter agreement with an affiliate of State Street Bank modifying the Shareholders Agreement between the Company and the State Street Bank affiliate with respect to the joint venture entity State Street Syntel Services (Mauritius) Limited, through which Syntel provides KPO services to State Street Bank. Pursuant to the letter agreement, the joint venture entity shall discount fees due and payable to it under the Fee Schedules of the Master Service Agreement. In addition to the above discount, the joint venture entity shall also provide a credit in eight equal installments from June 2010 to March 2012. This had the impact of reducing KPO revenues for the three months ended September 30, 2010.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2010 increased to 37.9% of KPO revenues from 27.7% for the three months ended September 30, 2009. The 10.2% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2010, as compared to the three months ended September 30 2009, was attributable primarily to increases in headcount coupled with onsite and offshore salary increments, travel & relocation and rupee appreciation. Cost of revenues for the nine months ended September 30, 2010 increased to 35.3% of KPO revenues, from 33.4% for the nine months ended September 30, 2009. The 1.9% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was attributable primarily to increases in headcount, salary increments, travel & relocation and rupee appreciation.

e-Business Revenues. E-Business revenues increased to $10.3 million for the three months ended September 30, 2010, or 7.4% of total revenues from $5.8 million for the three months ended September 30, 2009, or 5.5% of total revenues. The $4.6 million increase was attributable primarily to an $8.2 million increase in revenues from new engagements, largely offset by $3.6 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2010 increased to $26.8 million, or 6.9% of total revenues, from $20.7 million or 6.9% of total revenues for the nine months ended September 30, 2009. The $6.0 million increase for the nine months ended September 30, 2010 was attributable principally to $19.2 million increase in revenues from new engagements, largely offset by $13.1 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues increased to 67.1% of total e-Business revenues for the three months ended September 30, 2010, from 50.4% for the three months ended September 30, 2009. The 16.7% increase in cost of revenues as a percent of e-Business revenues for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was attributable primarily to increases in headcount coupled with onsite and offshore salary increments, travel & relocation and rupee appreciation. Cost of revenues for the nine months ended September 30, 2010 increased to 60.2% of total e-business revenues, from 46.4% for the nine months ended September 30, 2009. The 13.8 % increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was attributable primarily to increases in headcount coupled with salary increments, travel & relocation.

TeamSourcing Revenues. TeamSourcing revenues increased to $2.8 million for the three months ended September 30, 2010, or 2.0% of total revenues, from $2.5 million, or 2.4% of total revenues for the three months ended September 30, 2009. The $0.33 million increase was attributable primarily to increase in revenues from new engagements and revenue from the SkillBay web portal, which helps clients of Syntel with their supplemental staffing requirements. Additionally there was a net increase in revenues from existing projects of $1.8 million, partially offset by $1.5 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements. The revenues for the nine months ended September 30, 2010 increased to $9.2 million, or 2.4% of total revenues, from $6.6 million or 2.2% of total revenues for the nine months ended September 30, 2009. The $2.7 million increase for the nine months ended September 30, 2010 was attributable principally to increase in revenues from new engagements and revenue from the SkillBay web portal contributing $5.8 million, largely offset by $3.1 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 62.2% of TeamSourcing revenues for the three months ended September 30, 2010, from 46.4% for the three months ended September 30, 2009. The 15.8% increase in cost of revenues as a percent of TeamSourcing revenues for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is principally attributable to increases in headcount, salary increments and rupee appreciation. TeamSourcing cost of revenues decreased to 48.4% of TeamSourcing revenues for the nine months ended September 30, 2010, from 49.0% for the nine months ended September 30, 2009. The 0.6% decrease in cost of revenues as a percent of TeamSourcing revenues for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is principally attributable to increase in revenue offset to a lesser extent by increases in costs due to headcount, salary increments and rupee appreciation.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices. Selling, general, and administrative expenses for the three months ended September 30, 2010 were $24.9 million or 17.7% of total revenues, compared to $18.9 million or 18.1% of total revenues for the three months ended September 30, 2009.

The 0.4% decrease is primarily due to an increase in revenue that resulted in a 6.1% decrease, partially offset by an increase in foreign exchange loss of $1.5 million that resulted in a 1.5% increase. Selling, general and administrative expenses for the three months ended September 30, 2010 was impacted by increases in compensation and benefits of $1.7 million, training & recruiting expenses of $0.4 million, facility costs of $1.8 million, donations for charitable purposes of $0.4 million and others, primarily corporate and marketing expenses of $0.5 million, partially offset by decrease in customer claims by $0.3 million, which has resulted in an approximately 4.2% net increase.

Selling, general, and administrative expenses for the nine months ended September 30, 2010 were $66.0 million or 17.1% of total revenues, compared to $58.5 million or 19.4% of total revenues for the nine months ended September 30, 2009.

The 2.3% decrease is primarily due to increase in revenue and provision for doubtful debts of $1.5 million in Q109 that resulted in 4.9% and 0.5% decreases, respectively. The above decreases were partially offset by an increase in foreign exchange loss of $1.5 million that resulted in a 0.5% increase. Selling, general and administrative expenses for the nine months ended September 30, 2010 was impacted by increases in compensation and benefits of $3.6 million, travel & relocation of $0.6 million, training & recruiting expenses of $0.6 million, facility costs of $2.5 million, donations for charitable purposes of $0.4 which has resulted in an approximately 2.6% increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended September 30, 2010 was $4.9 million or 3.5% of total revenues, compared to $3.5 million or 3.4% of total revenues for the three months ended September 30, 2009. The increase in other income of $1.3 million was primarily due to increase in gains on forward contracts by $1.4 million, partially offset by decrease in gain on sale of mutual funds and interest income by $0.1.

Other income for the nine months ended September 30, 2010 was $9.1 million or 2.4% of total revenues, compared to $6.8 million or 2.3% of total revenues for the nine months ended September 30, 2009. The increase in other income of $2.3 million was primarily due to increase in gains on forward contracts of $1.7 million and interest income of $0.9 million, partly offset by decrease in gains on sale of mutual funds of $0.3 million.

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

During the three months ended September 30, 2010 and 2009, the effective income tax rates were 14.5% and 16.5%, respectively. During the nine months ended September 30, 2010 and 2009, the effective income tax rates were 15.6% and 11.1%, respectively. The tax rate for the three months ended September 30, 2010 was impacted by a favorable adjustment of $0.5 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The tax rate for the nine months ended September 30, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased from $70.9 million at September 30, 2009 to $87.0 million at September 30, 2010.

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

Net cash generated by operating activities was $91.8 million for the nine months ended September 30, 2010. This includes a reduction of $36.1 million related to a decrease in net accounts receivable. The net cash generated by operating activities was $60.9 million for the nine months ended September 30, 2009. The number of days sales outstanding in net accounts receivable was approximately 59 days and 52 days as of September 30, 2010 and 2009, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher percentage increase in balance of net accounts receivable to percentage increase in revenue for the nine months ended as of September 30, 2010 compared to nine months ended as of September 30, 2009.

Net cash used in investing activities was $85.5 million for the nine months ended September 30, 2010, consisting principally of $13.5 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $230.8 million and investment in term deposit of $110.3 million, largely offset by $236.6 million from the sale of short term investments and $32.5 million from maturities of term deposit. Net cash used in investing activities was $49.3 million for the nine months ended September 30, 2009, consisting principally of $14.9 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $175.7 million and investment in term deposit $ 49.9 million, largely offset by $180.5 million from the sale of mutual fund and $10.7 million from maturities of term deposit.

Net cash used in financing activities was $6.6 million for the nine months ended September 30, 2010, consisting principally of $7.5 million in dividends paid out, partially offset by proceeds of $0.8 million from the issuance of shares under the Company’s employee stock option plan exercised during the nine months. Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2009, consisting principally of $7.5 million in dividends paid out, partially offset by $0.4 million proceeds from the issuance of shares under the Company’s employee stock option plan and tax benefit on stock options exercised during the nine months.

The Company had a line of credit with JP Morgan Chase Bank NA, which provided for borrowings up to $20.0 million, expired on August 31, 2010. This line of credit was extended to August 31, 2011 in the quarter ended September 30, 2010. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each CB Floating Rate advance at the CB Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at September 30, 2010 or December 31, 2009.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2010 and 2009 revenues from time and material contracts constituted 54% and 55% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2010 and 2009, revenues from fixed price application management and support engagements constituted 34% and 36% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2010 and 2009, revenues from fixed price development contracts constituted 12% and 9% of total revenues, respectively.

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

SERVICE TAX AUDIT

A service tax audit was conducted for Adyar facility in Chennai, the scope of the audit was to review transactions covered under Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating audit objections raised by officer of the audit team. Most of the observations are pertaining to Service tax and are for an amount of $3.85 million. Syntel India has filed a reply to said notice and further information.

Syntel India has obtained the views of tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against the Company. Based on the consultants advise, the Company will be in a position to defend the objections raised and therefore no provision has been made in the books.

FORWARD LOOKING STATEMENTS

Certain information and statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements. For a detailed discussion of certain risks associated with the Company’s business that could cause future results to materially differ from recent results or those projected in any forward-looking statements, see “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009, and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2010.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS

Cash and cash equivalents	$86,995	$87,822
Short term investments	175,041	112,243

Total	$262,036	$200,065

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

During the three months ended September 30, 2010, the Indian rupee has depriciated against the U.S. dollar by 0.74% as compared to the three months ended June 30, 2010. This rupee depreciation favourably impacted the Company’s gross margin by 2 basis points, operating income by 3 basis points and net income by 3 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 49% and 71% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts and currency option contracts where the counter party is a bank during the three months ended September 30, 2010, but these contracts do not have a material impact on the financial statements.

During the quarter ended September 30, 2010, the Company entered into foreign exchange forward contracts and currency options contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $54.0 million as of September 30, 2010. The outstanding foreign exchange forward contracts and currency option contracts as of September 30, 2010 mature in three months. The fair value of the foreign exchange forward contracts and currency options of $2.33 million is reflected in other current assets in the balance sheet of the Company as at September 30, 2010. Net Gains/(Losses) on foreign exchange forward contracts and currency options contracts are included under the heading ‘Other Income (Expense)’ in the statement of income for the three and nine months ended September 30, 2010 amounted to $2.00 million and $1.74 million respectively.

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

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009, and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The transition of responsibilities from the past Chairman/Chief Executive Officer to the current Chief Executive Officer/President is currently underway. Therefore in accordance with Rule 13a-14(a)/Rule 15d-14(a) the Chairman will also be signing a 302 certification and a 906 certification.

Exhibits

Exhibit No.	Description

10.1	Note Modification Agreement dated August 25, 2010, between the Company and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date: November 8, 2010	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President

Date: November 8, 2010	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer &
Chief Information Security Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Note Modification Agreement dated August 25, 2010, between the Company and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.