Form 10-K
period 2010-12-31
SYNTEL INC
filed 2011-03-03
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010, based on the last sale price of $33.95 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $447,793,710.

As of February 28, 2011, the Registrant had 41,742,429 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on or about June 7, 2011 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the sections titled Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures about Market Risk, contains statements that could be construed as forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements.

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A, Risk Factors,” on this Form 10-K.

Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While we believe that the forward-looking statements in this Annual Report on Form 10-K are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a global provider of Information Technology and Knowledge Process Outsourcing (KPO) services to Global 2000 companies.

Through its Applications Outsourcing offering, the Company provides complete software applications development, maintenance, testing, migration and infrastructure services. Syntel leverages its proprietary methodologies, processes and tools to assimilate the customer’s business process and technology system knowledge to develop and deliver customized services. Applications Outsourcing services accounted for approximately 76%, 73% and 67% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Through its KPO offerings, the Company provides a host of outsourced solutions for knowledge and business processes. Syntel is focused on high-value, domain-intensive KPO solutions, as opposed to low-value, capital-intensive voice-based services. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes and to identify the right ones for outsourcing. Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. Syntel’s insurance KPO services include claims processing and policy administration, among others. Its banking and capital markets KPO services cover investment management operations including brokerage, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management. KPO services for healthcare and life sciences include records management, clinical data management and claims solutions. KPO accounted for approximately 15%, 18% and 20% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Through its e-Business practices, the Company provides advanced technology services in the areas of implementing and maintaining Architecture Solutions, Web Solutions, Data Warehousing/Business Intelligence, Enterprise Application Integration (EAI) and Enterprise Resource Planning. The company has developed capabilities on the leading technology platforms/products in the above areas to provide implementation, deployment and maintenance solutions for its clients. e-Business accounted for approximately 7%, 7% and 11% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Through TeamSourcing, the Company provides professional IT consulting services. Services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 2% of total consolidated revenues, for the years ended December 31, 2010, 2009 and 2008.

The information set forth under Note 15 “Segment Reporting” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference. Segment asset information is not provided because the Company does not segregate its assets by segment and such measures are not used by management.

Syntel believes that its service offerings are distinguished by its Global Delivery Model, customer for life philosophy, people excellence and internally-developed intellectual capital in the form of methodologies, practices and tools for managing the information technology and business process functions of its customers.

The Company’s Global Delivery Service provides Syntel with flexibility to seamlessly deliver a unique mix of services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at Global Development Centers in Mumbai, Chennai and Pune, India.

Syntel believes in a “Customer for Life” philosophy which emphasizes flexibility, responsiveness, cost-consciousness and a tradition of excellence. Syntel provides services to a broad range of Global 2000 companies in the financial services, healthcare and life sciences, insurance, manufacturing, automotive, retail, logistics, telecom and other industries. During 2010 the Company provided services to 124 customers in the U.S. and Europe. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and enable it to expand its presence with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are also important decision factors in the Company being chosen as a preferred vendor. The Company has a two-pronged sales approach focused on “farming” its existing clients by cross-selling other services and “hunting” for new accounts using a dedicated sales team.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain IT professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2010, Syntel’s worldwide billable headcount consisted of 11,710 consultants providing professional services to Syntel’s customers.

Over its 30-year history, Syntel has developed a proven set of intellectual capital in the form of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes.

The information set forth under Note 16 “Geographic Information” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Globalization and rapid technological innovation have created an increasingly competitive business environment that has led companies to fundamentally change their operating models. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround and highly responsive and customized service. The recent economic downturn has increased the urgency for corporations to improve their business performance in the face of uncertain market conditions.

To make these changes and adequately address these needs, companies focus on their core competencies and utilize cost-effective IT solutions to improve productivity, lower costs and manage operations more effectively.

As a result, designing, developing and implementing advanced technology solutions continue to be key priorities for Global 2000 corporations. In addition, the development of new IT applications and maintenance of existing applications continue to be focus areas for these companies. This type of work requires highly skilled individuals trained in a broad spectrum of technologies. However, there is a growing shortage of these individuals and many companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize fixed costs and reduce their workforce.

Demand for IT services continues to grow as companies seek ways to outsource not only specific projects for the design, development and integration of new technologies, but also ongoing management, maintenance and enhancement of existing IT systems.

Demand for KPO services is growing as enterprises go beyond IT outsourcing to drive cost reductions through outsourcing of business and knowledge processes. Companies are starting to understand the benefits a KPO partner can deliver with increased efficiencies and service performance.

Those outside specialists best positioned to benefit from these trends have access to a pool of skilled technical professionals, proven ability to manage IT and KPO programs, robust methodologies for managing transition, projects and risk, low-cost offshore software development facilities, and ability to expand operations to meet customer demands.

In today’s environment, large organizations are increasingly finding that full facilities management outsourcing providers, who own and manage an organization’s entire IT function, do not permit the organization to retain control over, or permit flexible reallocation of, its IT resources. This makes Syntel’s flexible model an attractive alternative.

Organizations are seeking an experienced outsourcing services provider that possesses the expertise and knowledge to address the complexities of rapidly changing technologies along with the capability to understand their business processes and industry domain. In addition, the service provider must be able to develop customized solutions to problems unique to the organization.

COMPETITIVE ADVANTAGES

Syntel has developed mature processes to handle large, complex assignments and efficiently deliver higher quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s global delivery model, customer for life philosophy, vertical domain expertise, and end-to-end service offerings, intellectual capital and fixed-priced and fixed-time frame approach are key competitive advantages.

Global Delivery: Syntel performs its services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at the Company’s Indian locations. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. This Global Delivery Service gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery. The benefits to the customer include responsive delivery based on an in-depth understanding of the specific processes and needs of the customer, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, scalability, and cost-effectiveness. The Company has Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Model.

Customer for Life: The Company recognizes that its best source for new business opportunities comes from existing customers and believes its superior customer service is a differentiating factor resulting in Syntel’s high rate of repeat business. At engagement initiation, Syntel’s services are typically based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer’s business processes, applications and industry, Syntel gains a competitive advantage to perform additional higher-value services for that customer.

Deep Industry Expertise: Syntel’s mission is to “create new opportunities for its clients by harnessing its talent, passion and innovation.” The Company is focused on developing a good understanding of the client’s business to drive new opportunities to improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services. The Company domain expertise extends to multiple verticals, with particular strength in financial services, insurance and healthcare. For the year ended December 31, 2010, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, auto, retail and other was 57%, 15%, 17%, 4%, 2% and 5%, respectively.

Depth and Breadth of Service Offerings: The Company provides a comprehensive range of services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, architecture planning, KPO, migration and testing services. Syntel’s knowledge and experience spans multiple computing platforms and technologies, which enable the Company to address a range of business needs and to function as a virtual extension of its clients’ IT departments.

Intellectual Capital: Over its 30-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes. The Company believes that its intellectual capital is an important part of its competitive advantage and benefits from its own experience in transitioning from a 100% onshore service provider to a majority offshore-centric service provider. The Company employs a team of professionals whose mission is to develop and formalize Syntel’s intellectual capital for use by the entire Syntel organization. This intellectual capital includes methodologies for the selection of appropriate customer IT and process functions for management by Syntel, tools for the transfer to Syntel of the systems and process knowledge of the customer, and techniques for providing systems and process support improvements to the customer. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis. The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as cloud computing, mobile and embedded technologies, open source platforms, automation and grid computing. Through these efforts, the Company becomes more valuable to the customer and is often able to expand the scope of its work for existing customers.

The Company’s success depends in part on certain methodologies, practices, tools and technical expertise the Company utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual capital. In order to protect the Company’s rights in this intellectual capital, the Company relies upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. The Company also generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of the Company’s proprietary information.

Fixed-Priced and Fixed-Time Frame: Syntel has historically performed part of its services on a fixed-price, fixed-time frame basis, which the Company believes aligns its objectives with those of its clients. The Company believes its ability to offer fixed-price and fixed-time frame processes is an important competitive differentiator in the marketplace. The Company leverages its domain expertise, skilled technical resources and proprietary tools and methodologies to deliver to customer expectations on these engagements.

BUSINESS STRATEGY

The Company’s objective is to become a strategic partner with its customers in managing the full IT/KPO services lifecycle. The Company plans to continue to pursue the following strategies to achieve this objective:

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of Syntel services are delivered from offshore delivery locations. Measured by billable headcount, approximately 79% of services were delivered from offshore centers as of December 31, 2010 versus 80% as of December 31, 2009.

Continue to Grow Applications Outsourcing Services. Through Applications Outsourcing, the Company markets its higher value applications management services for ongoing applications management, development and maintenance. The Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing and KPO services, including the hiring of additional sales, engagement and delivery personnel, developing proprietary methodologies and increasing marketing efforts.

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

Attract and Retain Highly Skilled Professionals. The Company believes that its human resources are its most valuable asset. Accordingly, its success depends in large part upon its ability to attract, develop, motivate, retain and effectively utilize highly skilled professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development. The Company (1) employs professional recruiters who recruit qualified professionals throughout the U.S. and India; (2) trains employees and new recruits through both computer-based training and its four training centers, one of which is located in the U.S. and three of which are located in India and (3) maintains a broad range of employee support programs, including relocation assistance, a comprehensive benefits package, career planning and incentive plans. The Company believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. The Company believes that its recent investment in its Pune and Chennai, India campuses has positively impacted its ability to attract and retain high quality talent.

Pursue Selective Partnership Opportunities. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms. The alliances provide a strong software implementation strategy for the customer, combining the partner’s software with Syntel’s extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: (1) technology employed; (2) projected product lifecycles; (3) size of the potential market; (4) software integration requirements of the product and (5) the reputation of the potential partner.

SERVICE OFFERINGS

Syntel provides a broad range of services to its customers through its Applications Outsourcing, e-Business, KPO, and TeamSourcing service offerings.

Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance, testing, migration and infrastructure services.

Through its KPO offerings, the Company provides a host of outsourced solutions for knowledge and business processes.

Through its e-Business practices, the Company provides advanced technology services in the areas of implementing and maintaining Architecture Solutions, Web Solutions, Data Warehousing/Business Intelligence, Enterprise Application Integration (EAI) and Enterprise Resource Planning.

Through TeamSourcing, the Company provides professional IT consulting services.

During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and KPO services. For the years ended December 31, 2010, 2009, and 2008, Applications Outsourcing and e-Business combined accounted for approximately 83%, 80% and 78%, respectively, of the Company’s total revenues and TeamSourcing represented approximately 2%, 2% and 2%, respectively, of the Company’s total revenues. Revenue from the KPO segment was 15%, 18% and 20% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. In the fourth quarter of 2010, more than 95% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India earned the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) – Level 5. Syntel is also an ISO 9001: 2000 and ISO 27001:2005 certified company and has achieved SAS 70 Type II Certification.

During 2010, Syntel also earned a host of media and industry awards, including Forbes’ “200 Best Small Companies in America;” “FinTech 100” by American Banker, Bank Technology News and IDC Financial Insights; Software Magazine’s “Software 500;” “Partner of the Year” by Microsoft India for the distribution and services industry; Inc. Magazine’s “Top 100 best performing mid-sized companies in India;” Dataquest India’s “Top 50 IT Provider;” Global Services’ “Global Services 100;” “Healthcare Informatics 100;” “VAR500” listing of the leading technology integrators and solution providers in North America and International Association of Outsourcing Professional’s “The Global Outsourcing 100”.

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

Syntel has developed methodologies, processes and tools to effectively integrate and execute Applications Outsourcing engagements. Referred to as IntelliTransfer®, this methodology is implemented in three stages of planning, transition and launch. Syntel first focuses on the customer’s personnel, processes, technology and culture to develop a plan to effectively assimilate the business process knowledge of the customer. Syntel then begins to learn the business processes of the customer and, finally, seeks to assume responsibility for performance of a particular customer applications system or systems. As the Company develops an in-depth knowledge of the customer’s personnel, processes, technology and culture, Syntel acquires a competitive advantage to pursue higher value-added services. The Company believes its approach to providing these services results in a long-term customer relationship involving a key Syntel role in the business processes and applications of the customer.

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

e-Business Services

Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are around utilization of the Internet and mobile devices, which have transformed many businesses. The Company provides customized technology services in the areas of web solutions, including architecture, enablement of legacy applications and portal development. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of analytics dashboards, data warehouses and data mining tools. In the areas of Enterprise Applications Integration and Enterprise Resource Planning, Syntel takes an enterprise-wide view of its customers’ environment and implements package software solutions that create better integration, and therefore better information utilization, between front-office and back-office applications. Syntel helps its customers select the appropriate package software options, then customize and implement the solutions. Additionally, the Company has effectively engaged several partnerships to provide its implementation, customization, migration and maintenance services with leading software and IT application software infrastructure. These partnerships will provide the Company with increased opportunities for market penetration.

TeamSourcing®

Syntel offers professional IT consulting services directly to its customers and, to a lesser degree, in partnership with other service providers. The professional IT consulting services include individual professionals and teams of professionals dedicated to assisting customer systems projects and ongoing IT functions. This service responds to the demand from internal IT departments for additional expertise, niche technical skills and personnel.

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. In 2010, the Company provided services to 124 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2010, 2009 and 2008, the Company’s top ten customers accounted for approximately 75%, 75% and 71% of the Company’s total revenues, respectively. The Company’s three largest customers in 2010 contributed approximately 24%, 16% and 9%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2010, 2009 and 2008 was American Express, accounting for approximately 24%, 21% and 20% of the total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Further, the Company’s second-largest customer, State Street Bank, contributed approximately 16%, 20% and 20% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Through on-site service delivery at the customer’s location, the Company is able to gain comprehensive knowledge concerning the customer’s personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Offshore service delivery at the Company’s Indian locations provides the customer with the capacity to receive around-the- clock attention to applications maintenance and project development for faster turnaround, greater availability of resources and technology expertise resident in India.

The Company has developed global recruiting and training programs, which have efficiently provided skilled professionals to meet customer needs. In addition, the Company’s sales, solutions and delivery functions are closely integrated in the Global Delivery Service so that appropriate resources can be leveraged for the project at the right time and at the most advantageous location. Each customer relationship is tracked and serviced through a multi-layered governance process. Regular meetings are held with key project management, sales, technical, legal and finance personnel to monitor progress, identify issues and discuss solutions. As engagements evolve and customer needs change, the Company can reallocate resources responsively among these locations as necessary.

The Company has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Service.

Syntel’s Global Development Centers enable its strategy to provide cost-effective services to its clients.

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team and senior management team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Framingham, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany; Dublin, Ireland; Sydney and Australia.

The sales staff is aligned by industry vertical, and salespersons sell the entire spectrum of Syntel services to clients and prospects. The sales team is supported by marketing, domain and technical subject matter experts from the Company’s practice and delivery teams.

The sales cycle involves multiple stages including responding to RFIs (Request for Information) and RFPs (Request for Proposal), technical solution development, proposal presentations to client, client site visit and commercial negotiations. The sales team collaborates with the practice, delivery, finance, marketing, human resources and legal teams to develop a technical solution and financial value proposition to meet client requirements. Senior Syntel leaders from Sales, Business Unit and Corporate are engaged with client management at various stages of the sales process.

The sales cycle for Applications Outsourcing engagements ranges from six to twelve months, depending on the complexity of the engagement.

The sales cycle for KPO engagements, from initial contact to execution of an agreement varies by type of service, account size and complexity of the engagement and ranges from six to twelve months and in some cases for more than a year.

The sales cycle for an e-Business engagement, from initial contact to execution of an agreement, varies by type of service and account size and typically ranges from one to six months, depending upon the complexity of the engagement. The sales cycle for large, fixed-price e-Business engagements is similar to that of Applications Outsourcing engagements. The sales cycle for partnership software installations is generally one to six months. The associated software installation engagements are generally short, lasting one to three months. The Company’s Strategic Offerings Group (SOG) team supports the Company’s sales team in this area.

The sales cycle for TeamSourcing engagements, from initial contact to execution of an agreement, varies by type of service and account size, but is typically completed within 30 days.

Syntel’s marketing organization is responsible for building and supporting the Syntel brand and generating awareness and leads for the Company’s service offerings. The Company’s current marketing initiatives include online advertising, webcasts, conference sponsorship and attendance, direct mail and calling campaigns, white papers, case studies, and public relations aimed at CEOs, CIOs and CFOs of Global 2000 companies. In addition, Syntel’s marketing team maintains ongoing relationships with leading industry analysts such as Gartner Group and Forrester Research to ensure analysts have a good understanding of Syntel’s offerings and positioning. Syntel’s marketing group manages the Company’s market research and also helps in building proposals along with the sales team.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2010, the Company globally had 17,383 full-time employees including a billable headcount of 11,710 providing a wide range of Information Technology and Knowledge Process Outsourcing professional services to Syntel’s customers.

A majority of the Company’s professional employees have a Bachelor of Technology / Science / Commerce degree or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to account / engagement managers and senior IT and business process consultants with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business and knowledge processes, and proficient in a variety of computer programming languages, software tools, database management systems, networks, testing, investment operations, asset management and financial services.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting, talent management and training programs.

Talent Acquisition: The Company has developed a recruiting methodology and organization which is a core competency. The Company has significantly expanded its international-based recruiting team, with recruiters in Mumbai, Chennai, Pune, Delhi and Hyderabad, India, to recruit for the Company’s global requirements. The Company also has a recruiting team focused on U.S. and International hiring which recruits across the Company’s global locations. The Company uses a standardized global selection process that includes written tests, interviews and reference checks.

Among the Company’s other recruiting techniques are the placement of advertisements on its own web site and popular job boards, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, partnering with and recruiting on university campuses, and participating in job fairs. In addition, the Company has developed a database of talent pipeline hosted on the Company’s intranet, which has an automated workflow for managing the phases of talent fulfillment and recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and manage the interview, selection and offer process through a streamlined workflow.

Talent Management: The Company seeks to provide meaningful support to its employees, which the Company believes leads to improved employee retention and better quality services to its customers. A significant percentage of the Company’s employees have been recruited from outside the U.S., and are constantly deployed to global locations from which the Company operates. As a result of this approach, Syntel has developed a significant knowledge base in making foreign professionals quickly oriented and productive across its global locations.

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Company’s culture. Detailed business discussions are conducted, spanning across the organization flowing upwards from supervisor/manager level to leadership team. Talent summaries, short-term and long-term talent plans, and future leadership identification are executed as the part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon.

Apart from the knowledge and skills that are critical for each position, the Company measures personal attributes and Syntel Values, which are fundamental for any employee. The five core Values which each Syntel employee embodies are tested during the selection itself. These five Values are Simple, Speed, Smart, Synergy, and Stretch, where integrity is the foundation underlying the above core values. The values are also reinforced during the appraisal process, which imparts great significance to the values scores. Each of these values is well defined, and assessors are coached on how to gauge them at various levels.

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, short-term and long-term bonus plans, medical insurance, dental options, a vision eye-care program, life insurance, long-term and short-term disability options, a 401(k) plan, and a tuition subsidy plan.

Training: The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable talent pool of qualified IT and KPO professionals. To empower our employees to live our Mission, Syntel introduces new training modules annually, with the core dimensions of training being Technical, Functional, Domain and Management. Syntel employees are sponsored for certifications in these areas.

Syntel management training programs cover the management of projects, engagements and business processes. For over a decade, Syntel has been certified as a “Registered Education Provider” by the Project Management Institute (PMI) in the United States. Project management training is imparted internally by Syntel and externally by the International Institute of Learning (IIL) in the United States as per PMI guidelines.

The Company’s domain training programs cover Insurance and Healthcare training in Property and Casualty, Life and Annuities, and Payer and Provider areas as per AICPCU/IIA, LOMA and AHIP guidelines. All other domain training is tailored as per market needs, and employees undergo various levels of training based on competencies.

Syntel’s technology training programs cover languages, databases, operating systems, application servers, portal builders, infrastructure library management (ITIL) and packaged tools in the ERP, EAI and BI arenas. Training is delivered by instructor-led classroom sessions, or on-line via e-Learning programs on Syntel’s e-Learning subscription sites. The training team runs a variety of functional training programs which are process specific, such as Capital Markets training, Fund Accounting training, Transaction Processing, and others.

The Company also helps its leaders become its brand ambassadors by imparting Management Development Programs like operational programs such as Leadership Effectiveness Assessment Program (LEAP), SAIL®, Train to Retain (T2R) and Train the Trainer (TTT). These programs instill leadership values in its managers. The Company also runs programs like e-mail Etiquette, Presentation Skills, Business Communication, Business Etiquette and many more such Soft Skills modules to help build a strong base of employees. Also, the Company ensures that employees lead a very fulfilling life even when at work, by being able to de-stress themselves through life enrichment sessions, music therapy, craft and art sessions.

Syntel has very clearly laid out its Goal, Mission and Values to its employees. These statements are simple to understand and are very well defined, communicated and reinforced through management communication (town halls / e-mails / print collateral), induction programs, quizzes, rewards and recognitions programs, and celebration of successes. The Company also reinforces its Mission and Values through special programs like the Syntel Star Awards, Values Awards and Innovation Awards which create tremendous response, along with phenomenal business results.

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the client and scope of services. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies, and contract programming companies. The Company’s most direct competitors in IT include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO, the Company primarily competes with other offshore KPO vendors including Genpact, HCL, Wipro Technologies, WNS and with offshore captive units established by client organizations. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

AVAILABLE INFORMATION

Syntel makes available free of charge, through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel’s web site is www.syntelinc.com.

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	58	Chairman and Director
Prashant Ranade	58	Chief Executive Officer, President and Director
Arvind S. Godbole	53	Chief Financial Officer and Chief Information Security Officer
Anil Jain	52	Senior Vice President, Insurance Business Unit Head
Rakesh Khanna	48	President, Business Unit—Banking and Finance
Daniel M. Moore	56	Chief Administrative Officer, General Counsel and Secretary
V. S. Raj	47	Chief Executive Officer, State Street Syntel Services Private Limited
R. S. Ramdas	56	Senior Vice President, Corporate Services and Global Procurement Head
Raja Ray	48	Senior Vice President, Retail, Logistics and Telecom Business Unit
Murlidhar Reddy	41	Vice President, Healthcare and Life Sciences Business Unit Head
Amit Chatterjee	44	Senior Vice President, Europe Head
Avinash Salelkar	48	Vice President, Automotive and Manufacturing and PLM and ES Business Unit Head
Rajesh Save	45	Global Head—Human Resources

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

Arvind S. Godbole was appointed Chief Financial Officer in December 2006 after being appointed Interim Chief Financial Officer in June 2006. Mr. Godbole was appointed the Company’s Chief Information Security Officer in June 2006. He has been with the Company as Corporate Controller since March 2001 and had also been a member of the Procurement Team along with his usual functions as a controller.

Anil Jain was appointed as Senior Vice President, Business Unit Head—Insurance Vertical in February 2006. Mr. Jain has been with Syntel since 1993 serving in a number of client relationship and IT service delivery capacities.

Rakesh Khanna was appointed as President, Business Unit Head—Banking and Finance for the Company in July 2005.

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary and since August 1998.

V. S. Raj was appointed as Chief Executive Officer of State Street Syntel Services Private Limited in October 2008. Prior to joining Syntel, Mr. Raj served as Vice President and Site Manager for JPMorgan Chase & Co., a global financial services provider, in Bangalore from June 2005 to October 2008.

R.S. Ramdas was appointed as Senior Vice President in July 2006 and became a member of the leadership team in February 2006. As a Senior Vice President, Mr. Ramdas has been involved with finance, internal audit, procurement, and global taxation. Mr. Ramdas served as Vice President of Syntel from March 2004 to January 2006.

Raja Ray was appointed as Senior Vice President, Retail, Logistics and Telecom Business Unit in August 2009. Prior to joining Syntel, Mr. Ray served as an Assistant Vice President in the consumer packaged goods vertical at Cognizant Technology Solutions from June to July 2009, as an Application Sales Leader at EDS an HP Company from May 2008 to May 2009, and in various positions at Tata Consultancy Services from February 1990 to March 2008. All three previous companies are IT services providers.

Murlidhar Reddy was appointed as Vice President, Healthcare and Life Sciences Business Unit Head in July 2006 and has been with Syntel since November 2003 serving in various IT service delivery capacities.

Amit Chatterjee was appointed Senior Vice President, Europe Head in December 2008. From August 2008 to November 2008 Mr. Chatterjee was an Associate Partner in the IBM UK—Communication Sector. IBM UK is a technology services and software company. From October 2004 to August 2008, Mr. Chatterjee was Vice President of Tech Mahindra Ltd., a company in the software services business in the telecommunications domain where Mr. Chatterjee was responsible for business development in Europe.

Avinash Salelkar was appointed Vice President, Automotive and Manufacturing and PLM and ES Business Unit Head, in February 2011. Prior to joining Syntel, Mr. Salelkar served at Geometric Limited, a software services and consulting company, as Vice President, Engineering Services, heading the engineering services business from April 2009 to January 2011 and as Vice President, Business Process Consulting, from February 2008 to March 2009. Mr. Salelkar also served in management and consulting roles at Tata Consultancy Services, a software services consulting company, from January 2003 to February 2008.

Rajesh Save was appointed Global Head – Human Resources in February 2011. Prior to joining Syntel, Mr. Save was Executive Vice President—Human Resources for at Zee Entertainment Enterprises Ltd. and a predecessor company, Essel Corporate Resources Pvt. Ltd., both television, media, and entertainment companies, from September 2007 to December 2010, where he led several human resource and organizational development initiatives. Mr. Save also served as Manager HR—India Division for Transocean Offshore Installation Ventures Ltd. (a wholly owned subsidiary of Transocean Inc.), an offshore drilling contractor, from May 2006 to September 2007.

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

The Company has in the past derived, and believes will continue to derive, a significant portion of its revenues from a limited number of large, corporate clients. The Company’s ten largest clients generated approximately 75%, 75% and 71% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s largest client for the years ended December 31, 2010, 2009 and 2008 was American Express, which generated approximately 24%, 21% and 20% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s second largest client is State Street Bank which generated approximately 16%, 20% and 20% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 57%, 57% and 55% of the Company’s revenues for the years ended December 31, 2010, 2009 and 2008, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and two other clients for the year are provided through a joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 14% of the Company’s total revenues for the year ended December 31, 2010, and approximately 17% and 16% of the Company’s total revenues for the years ended December 31, 2009 and 2008, respectively. The current master agreement under which the Company is able to provide KPO services to these three clients appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2012 with the ability to extend by mutual consent for up to three additional one year terms. Commencing on the first to occur of January 16, 2012 or termination of the master agreement due to the Company’s insolvency, material breach or change in control, the State Street Bank affiliate through a separate shareholders agreement has the right to purchase the Company’s interest in the joint venture at an agreed-upon formula price. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to these three clients and transferring some related KPO professionals and assets to the State Street Bank affiliate. The State Street Bank affiliate exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2010, 2009 and 2008, attrition was 14.8%, 11% and 14%, respectively. For the same periods, the number of net hires was 4,816, 204 and 654, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2010, 2,012 IT professionals, representing approximately 12% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation of the Company could reduce the Company’s overall profitability.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2011. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs will be fully taxable at the Indian statutory rate (33.22% as of December 31, 2010) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate would increase significantly beginning in calendar year 2011.

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

The Indian Government has proposed a Direct Tax code (DTC) to replace existing Income Tax Act, 1961. DTC is in draft stage and if adopted may adversely impact the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

The United States government is discussing and other countries’ governments may discuss increased corporate taxation including the possibility of taxing profits generated by the Company outside the country of taxation. Increased corporate taxation could have a material adverse effect on the Company’s business, results of operations and financial condition.

As at December 31, 2010 and 2009, for various years, the Company has disputed and potentially disputable tax liabilities of $54.23 million and $42.13 million, respectively. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $19.71 million and $14.44 million and the corresponding interest of $0.39 and $0.27 million for the years ended December 31, 2010 and 2009, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, including reviews by the external tax consultants/counsels, for ensuring the adequacy of the corresponding provision for tax liabilities and appropriate provisions are made.

The Company has paid income taxes of $16.64 million and $11.87 million against the liabilities for unrecognized tax benefits of $19.71 million and $14.44 million, as at December 31, 2010 and 2009, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

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

and investment time for training. Because a significant percentage of the Company’s selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. It is possible that the Company’s operating results could be below or above the expectations of market analysts and investors. In such event, the price of the Company’s common stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate, causing an adverse effect on the Company’s financial condition at the time.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 7.5% of the Company’s revenues for the year ended December 31, 2010. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 46%, 45% and 38% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s Applications Outsourcing and KPO services require increased attention from senior management.

The Company has invested incrementally in the development of the Company’s Applications Outsourcing business, with increased focus on outsourcing services for ongoing applications management, development and maintenance and KPO services. Applications Outsourcing and KPO services generally require a longer sales cycle (up to twelve months and in some KPO engagements more than one year) and generally require approval by more senior levels of management within the client’s organization, as compared with traditional IT staffing services. Pursuing such sales requires significant investment of time, including the Company’s senior management, and may not result in additional business. There can be no assurance that the Company’s increased focus on the Company’s Applications Outsourcing and KPO practices will be successful, and any failure of such strategy could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2010, approximately 79% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s success depends in part on certain methodologies, practices, tools and technical expertise the Company utilizes in designing, developing, implementing and maintaining applications and other proprietary intellectual capital. In order to protect the Company’s rights in this intellectual capital, the Company relies upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. The Company also generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of the Company’s proprietary information.

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

The Company expenses stock options and other stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under stock plans. The Company in the past has granted options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In addition, the Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2010, the Company recorded $ 1.9 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 16.609% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2010, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $170.3 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2010, the Company would have accrued taxes of approximately $171.0 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2012.

The Company has a telecommunications hub located in approximately 3,128 square feet of leased space in Cary, North Carolina under a lease which expires on December 31, 2013.

The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Framingham, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany. The company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland; Sydney, Australia and Hong Kong.

The Company has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Service.

Syntel’s Global Development Centers enable its strategy to provide cost effective services to its clients.

The Company acquired 78 acres of land in Pune, India for establishing a state-of-the-art development and training campus.

Phase 1 of the construction was completed in August 2006, which included an office building for 950 seats, a food court and residential guest house. In February 2007, the Company completed two additional office buildings with more than 2,000 seats.

The remaining land adjacent to Phase 1 of the campus has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has completed construction of two office buildings in the SEZ area with more than 2,000 seats.

In addition, Syntel leases two facilities in Pune, India consisting of approximately 45,463 square feet.

The company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 4,800 seats. Syntel leases approximately 132,584 square feet of office space in Mumbai, India, under eleven leases expiring ranging from March 26, 2011 to October 31, 2013. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

To facilitate its KPO operations, Syntel has leased 175,605 square feet of office space in Mumbai, India under five leases expiring on dates ranging between January 31, 2012 to February 29, 2016.

Syntel has three leased facilities Chennai with a total capacity of nearly 1,900 seats. Syntel leases approximately 153,545 square feet of office space in Chennai, India, under three leases expiring on dates ranging between March 31, 2012 to August 31, 2013, all subject to the Company’s option to renew for additional periods.

The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the government of India. In Phase 1, the Company is constructing 0.7 million square feet of space. Phase 1 consists of three Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seating capacity, a Training Block with 900 seats capacity, a Welcome Block and a Utility Block.

The first software development block along with the training block, welcome block, utility block and cafeteria commenced operations in August 2010. The second software development block is being fitted out and is expected to commence operations in 2011.

Syntel leases approximately 4,000 sq. ft. of office space in Gurgaon, India under a lease agreement expiring on February 9, 2015.

The Company believes that its infrastructure in Mumbai, Pune, Gurgaon and Chennai is adequate for meeting its short-term requirements. Planned capacity additions in these cities will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in metropolitan areas of varying sizes to meet its growth objectives.

ITEM 3.	LEGAL PROCEEDINGS.

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly periods in 2009 and 2010.

Period	High	Low
First Quarter, 2009	26.370	17.320
Second Quarter, 2009	31.440	21.090
Third Quarter, 2009	49.130	30.720
Fourth Quarter, 2009	46.290	35.830
First Quarter, 2010	39.260	31.860
Second Quarter, 2010	41.850	32.320
Third Quarter, 2010	44.680	33.970
Fourth Quarter, 2010	53.100	44.720

(b) There were approximately 195 shareholders of record and 15,800 beneficial holders on February 28, 2011.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company’s last two fiscal years. In addition, on December 1, 2010 the Board of Directors declared a special cash dividend of $0.50 per share, payable on December 29, 2010 to Syntel shareholders of record at the close of business on December 15, 2010. The Company paid total cash dividends of $ 0.74 and $ 0.24 per share for the years ended December 31, 2010 and 2009, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2005 through December 31, 2010, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Syntel, Inc.	$100.00	$127.89	$177.85	$109.06	$177.03	$224.84
S&P 500 Stock Index	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75
Peer Group Index	$100.00	$175.60	$174.64	$104.05	$229.70	$242.40

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

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

	YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
STATEMENT OF INCOME DATA
Net revenues	$532,133	$419,006	$410,426	$337,673	$270,229
Cost of revenues	320,042	215,154	231,729	205,422	167,980

Gross profit	212,091	203,852	178,697	132,251	102,249
Selling, general and administrative expenses	91,556	78,463	80,347	68,913	49,374

Income from operations	120,535	125,389	98,350	63,338	52,875
Other income, principally interest	13,126	10,059	2,031	7,222	4,894

Income before income taxes	133,661	135,448	100,381	70,560	57,769
Income tax provision (1)	20,068	16,953	13,700	7,700	6,853

Net income	$113,593	$118,495	$86,681	$62,860	$50,916

Earnings per share, diluted	$2.73	$2.86	$2.10	$1.52	$1.24
Weighted average shares outstanding, diluted	41,611	41,491	41,340	41,265	41,095
Cash dividends declared per common share	$0.74	$0.24	$0.74	$0.24	$1.49

	AS OF DECEMBER 31,
	2010	2009	2008	2007	2006
	($ In thousands)
BALANCE SHEET DATA
Working capital	$329,913	$224,092	$144,379	$138,352	$106,903
Total assets	546,117	412,622	295,571	273,496	199,592
Total shareholders’ equity	451,470	350,038	226,830	207,750	149,742
OTHER DATA
Billable headcount in U.S.	2,243	1,777	1,433	1,492	1,405
Billable headcount in India	9,302	7,368	6,963	6,123	4,006
Billable headcount at other locations	165	83	113	94	88

Total billable headcount	11,710	9,228	8,509	7,709	5,499

1.	The tax rate for the year ended December 31, 2010 was impacted by a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back of losses $0.2 million. Without the above, the effective tax rate for the year ended December 31, 2010 would have been 16.6%. The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. Further, Union Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.49 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. Without the above, the effective tax rate for the year ended December 31, 2009 would have been 15.0%. The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million which comprises $2.2 million and $0.8 million towards tax and interest, respectively, provided earlier towards uncertain income tax positions. In addition, during 2008 the Company had recorded a charge of $1.1 million towards uncertain income tax positions of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards credit of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

We believe the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2010, 2009 and 2008, revenues from time-and-materials contracts constituted 54%, 55% and 62%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2010, 2009 and 2008, revenues from fixed-price application management maintenance and support engagements constituted 35%, 35% and 29%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2010, 2009 and 2008, revenues from fixed-price application development and integration contracts constituted 11%, 10% and 9%, respectively.

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

Allowance for Doubtful Accounts (Revenue). The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2010 and 2009, the allowance for doubtful accounts was $3.1 million and $3.0 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

During 2010, the Company had a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back of losses $0.2 million. These revisions in the above estimates during 2010 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2010 by $0.05 per share.

During 2009, the Company had a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. These revisions in estimates had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2008 by $0.09 and $0.10 per share, respectively.

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

Accruals for Legal Exposures. The Company estimates the costs associated with legal exposures that it has and the related legal expenses and records the probable liability if it can be reasonably estimated or otherwise, the lower end of an estimated reasonable range of potential liability. The accrual related to litigation at December 31, 2010 and 2009 was $0.5 million.

OVERVIEW

Syntel is a worldwide provider of IT and outsourcing services to Global 2000 companies. The Company’s service offerings include Applications Outsourcing, consisting of outsourcing services for ongoing management, development and maintenance of business applications; KPO, consisting of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing; e-Business, consisting of strategic advanced technology services in the CRM, Data Warehousing, EAI, ERP and Web solutions; and TeamSourcing consisting of professional IT consulting services.

The Company’s revenues are generated from professional services fees provided through four segments, Applications Outsourcing, KPO, e-Business and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and KPO services, which the Company believes have higher growth and gross margin potential.

The following table outlines the revenue mix for the years ended December 31, 2010, 2009 and 2008:

	Percent of Total Revenues
	2010	2009	2008
Applications Outsourcing	76%	73%	67%
KPO	15	18	20
e-Business	7	7	11
TeamSourcing	2	2	2

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2010, 2009 and 2008, revenues from fixed-price development contracts constituted 11%, 10% and 9%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2010, 2009 and 2008, fixed-price revenues from development and maintenance activity comprised approximately 56%, 57% and 48% of total Applications Outsourcing revenues, respectively.

On KPO engagements, services are provided at our offshore facilities, which gives the benefit of lower cost to the customer. KPO revenues are generally recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2010, 2009 and 2008, the revenue from KPO engagements comprised approximately 15%, 18% and 20%, of total revenues, respectively.

Historically, most e-Business engagements were billed on a time-and-materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, fixed-price revenues from development and maintenance activity comprised approximately 30%, 43% and 36% of total e-Business revenues, respectively.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2010, approximately 12% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 75%, 75% and 71% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, there were two customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2010, 2009 and 2008 was American Express, contributing approximately 24%, 21% and 20%, respectively, of total consolidated revenues. For the years 2010, 2009 and 2008, the Company’s second largest customer, State Street Bank also contributed 16%, 20% and 20%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES YEAR ENDED DECEMBER 31,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	60.1	51.3	56.5

Gross profit	39.9	48.7	43.5
Selling, general and administrative expenses	17.2	18.7	19.6

Income from operations	22.7%	30.0%	23.9%

Below is selected segment financial data for the years ended December 31, 2010, 2009 and 2008. The Company does not allocate assets to operating segments:

	2010	2009	2008
	(In Thousands)
Net revenues:
Applications Outsourcing	$402,526	$305,931	$274,375
KPO	79,589	76,558	81,287
e-Business	38,006	27,092	45,693
TeamSourcing	12,012	9,425	9,071

	532,133	419,006	410,426
Gross profit:
Applications Outsourcing	141,168	132,484	103,722
KPO	50,579	52,228	48,053
e-Business	14,441	14,168	23,529
TeamSourcing	5,903	4,972	3,393

	212,091	203,852	178,697
Gross profit %:
Applications Outsourcing	35.1%	43.3%	37.8%
KPO	63.6%	68.2%	59.1%
e-Business	38.0%	52.3%	51.5%
TeamSourcing	49.1%	52.8%	37.4%

	39.9%	48.7%	43.5%
Selling, general and administrative expenses	$91,556	$78,463	$80,347

Income from operations	$120,535	$125,389	$98,350

COMPARISON OF YEARS ENDED DECEMBER 31, 2010 AND 2009.

Revenues. Net revenues increased to $532.1 million in 2010 from $419.0 million in 2009, representing a 27% increase. Syntel’s revenues have increased primarily consequent to our increased billable workforce. Information technology offshoring is a megatrend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2010, increased 27% to 11,710 employees as compared to 9,228 employees as of December 31, 2009. As of December 31, 2010, the Company had approximately 79% of its billable workforce in India as compared to 80% as of December 31, 2009. The top five customers accounted for 60% of the Company’s total revenues in 2010, down from 61% of the total revenues in 2009. Moreover, the top 10 customers accounted for 75% of the Company’s total revenues in the year 2010 and 2009.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $305.9 million, or 73% of total consolidated revenues in 2009, to $402.5 million, or 76% of total consolidated revenues in 2010. The $96.6 million increase is attributable principally to revenue from new engagements contributing $209.01 million, partially offset by a net decrease in revenues from existing projects by $35.1 million and by $77.3 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 64.9% of Applications Outsourcing revenues in 2010, from 56.7% in 2009. The 8.2% increase in cost of revenues as a percent of application outsourcing revenues was attributable primarily to increases in headcount coupled with offshore and onsite increments and bonus provision, contract services, travel and relocation and rupee appreciation.

KPO REVENUES. Revenues from this segment were $79.6 million or 15% of total consolidated revenues for 2010 compared to $76.6 million or 18% of total consolidated revenues for 2009. The $3.0 million increase is attributable principally to revenue from new engagements contributing $7.3 million and net increase in revenues from existing projects by $0.2 million, partially offset by $4.5 million in lost revenues as a result of project completion.

On June 1, 2010, the Company entered into a letter agreement with an affiliate of State Street Bank modifying the Shareholders Agreement between the Company and the State Street Bank affiliate with respect to the joint venture entity State Street Syntel Services (Mauritius) Limited, through which Syntel provides KPO services to State Street Bank. Pursuant to the letter agreement, the joint venture entity shall discount fees due and payable to it under the Fee Schedules of the Master Service Agreement. In addition to the above discount, the joint venture entity shall also provide a credit in eight equal installments from June 2010 to March 2012. This had the impact of reducing KPO revenues for the year ended December 31, 2010.

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2010 increased to 36.4% of the segment’s revenues from 31.8% for 2009. The 4.6% increase in cost of revenues, as a percent of total KPO revenues, was attributable primarily to increases in headcount and salary increments.

e-BUSINESS REVENUES. e-Business revenues increased from $27.1 million in 2009, or 7% of total consolidated revenues, to $38.0 million in 2010, or 7% of total consolidated revenues. The $10.9 million increase is attributable principally to revenue from new engagements contributing $24.8 million, partially offset by a net decrease in revenues from existing projects by $4.5 million and by $9.4 million in lost revenues as a result of project completions.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues increased to 62.0% of e-Business revenues in 2010, from 47.7% in 2009, an increase of 14.3%. This 14.3% increase in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to increases in headcount coupled with salary increments.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $9.4 million, or 2% of total consolidated revenues in 2009, to $12.0 million, or 2% of total consolidated revenues in 2010. The $2.6 million increase is principally attributable to revenue from new engagements and increased revenue from SkillBay web portal of $7.4 million partially offset by a $1.1 million reduction in revenues as a result of project completions and a net decrease in revenues from existing projects by $3.7 million.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues increased to 50.9% of TeamSourcing revenues in 2010, from 47.3% in 2009. The 3.6% increase in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to increases in headcount and increments during the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general and administrative costs for the year ended December 31, 2010 were $91.6 million or 17.2% of total revenues, compared to $78.5 million or 18.7% of total revenues for the year ended December 31, 2009.

Selling, general and administrative costs for the year ended December 31, 2010 were impacted by an increase in revenue by $113.1 million having resulting in a 4.6 percentage decrease in selling, general and administrative expenses as a percentage of total revenue.

The said decrease was partially offset by an increase in compensation and benefits of $5.7 million primarily driven by headcount and increments, training and recruiting expenses of $1.1 million, facility related costs of $4.8 million, travel and relocation expenses of $0.6 million and foreign exchange loss of $0.9 million which resulted in a 3.1 percentage increase in selling, general and administrative expenses as a percentage of total revenue.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2010 was $13.1 million or 2.4% of total revenues, compared to $10.1 million or 2.4% of total revenues for the year ended December 31, 2009. The increase in other income of $3.0 million was primarily attributable to increase in; gain on forward contract of $1.8 million and interest income of $1.6 million, marginally offset by decrease in gain on sale of mutual funds of $0.3 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008.

Revenues. Net revenues increased to $419.0 million in 2009 from $410.4 million in 2008, representing a 2.1% increase. Syntel’s revenues have increased primarily consequent to our increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel too has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key customers leading to continued growth in business The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2009, increased 8% to 9,228 employees as compared to 8,509 employees as of December 31, 2008. However, the growth in revenues was not commensurate with the growth in the billable headcount, as the majority of the hiring was done in the fourth quarter coupled with a reduction in client billable rates for some customers during the year. As of December 31, 2009, the Company had approximately 80% of its billable workforce in India as compared to 82% as of December 31, 2008. The top five customers accounted for 61% of the Company’s total revenues in 2009, up from 59% of the total revenues in 2008. Moreover, the top 10 customers accounted for 75% of the Company’s total revenues in 2009, as compared to 71% in 2008

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $274.4 million, or 67% of total consolidated revenues in 2008, to $305.9 million, or 73% of total consolidated revenues in 2009. The $31.5 million increase is attributable principally to revenue from new engagements contributing $197.9 million, partially offset by a net decrease in revenues from existing projects by $71.1 million and by $95.3 million in lost revenues as a result of project completions.

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

Selling, general and administrative costs for the year ended December 31, 2009 were impacted by an increase in foreign exchange loss of $6.2 million. The other cost increases include an increase in provision for doubtful debts of $2.6 million, lease equalization charge of $0.9 million and depreciation of $1.2 million. The decrease in selling, general and administrative costs for the year mainly includes a decrease in compensation and benefits cost of $2.3 million inclusive of bonus, travel and relocation expenses of $1.1 million, other facility related costs of $5.8 million, marketing expenses of $1.5 million, and a decrease in other expenses of $1.5 million.

Selling, general and administrative costs for the year ended December 31, 2008 were impacted by an increase in foreign exchange gain of $7.1 million and an increase in revenue of $72.8 million partly offset by an increase in billable pass through expenses of $1.2 million resulting in a 5.6 percentage point decrease in selling, general and administrative expenses as a percentage of total revenue. The other cost increases include an increase in compensation cost of $5.0 million inclusive of bonus and benefits, depreciation of $3.1 million including one-time software amortization of $0.3 million, rent of $1.4 million towards the additional new facilities at Mumbai, Pune and Chennai in India, telecommunication expenses of $0.7 million, office expenses of $4.2 million, marketing fees of $0.5 million, legal fees provision of $0.5 million, professional expenses of $1.3 million, travel and relocation expenses of $0.4 million, and an increase in other expenses of $0.2 million which has resulted in an approximately 4.8 percentage point increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2009 was $10.1 million or 2.4% of total revenues, compared to $2.0 million or 0.5% of total revenues for the year ended December 31, 2008. The increase in other income of $8.1 million was primarily due to forward contract gain of $0.7 million, and the balance attributable to a gain on the sale of mutual fund investments and other interest income.

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2009 and ended December 31, 2010. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

The Company’s quarterly revenues and results of operations have not fluctuated significantly from quarter to quarter in the past, but could fluctuate in the future. Factors that could cause such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; fluctuation in the revenue mix by segments; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company’s facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for Applications Outsourcing engagements; significant fluctuations in exchange rate; customers’ budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. All expansion programs and new campuses are being financed from internally generated funds.

The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. A part of such amounts are held in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. Remaining amounts are held by various banking institutions including India-based banks and debt mutual funds in India. The Company had a year-end cash balance and short term investments of $287.2 million and $200.1 million as at December 31, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities was $114.0 million, $96.8 million and $94.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The number of days sales outstanding in accounts receivable was approximately 50 days, 42 days and 47 days as of December 31, 2010, 2009 and 2008, respectively.

Net cash used in investing activities was $93.5 million for the year ended December 31, 2010. During 2010, the Company invested $541.2 million to purchase short-term investments and $22.5 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $470.2 million.

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

Net cash used in financing activities in 2010 was $29.6 million and was principally applied to the dividend distribution of $30.7 million, partially offset by proceeds from the issuance of shares under stock option of $1.1 million.

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

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2011. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at December 31, 2010 or December 31, 2009.

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2010:

Contractual Obligation	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$94,142	$32,607	$32,295	$18,970	$10,270
Purchase obligations	$40,672	$40,672	—	—	—

Total	$134,814	$73,279	$32,295	$18,970	$10,270

Purchase obligations included above are primarily related to the expansion or construction of facilities. Certain agreements for lease and purchase obligations are cancelable with a specified notice period or penalty; however, all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel’s software development centers/units are located in Mumbai, Chennai Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai has completed its first five years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ.

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ.

Syntel’s Special Economic Zone (SEZ) in Pune, set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax Holiday under Indian Income Tax was $25.0 million, $28.1 million and $20.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2010, the Company would have accrued taxes of approximately $171.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(In Millions)
Balance as at January 1	$14.44	$14.43
Additions based on tax positions relate to the current year	5.85	5.57
Reductions for tax positions of prior years	(1.17)	(4.34)
Settlement	—	(1.81)
Foreign currency translation effect	0.59	0.59

Balance as at December 31	$19.71	$14.44
Income taxes Paid, see below	(16.64)	(11.87)

Amounts, net of Income taxes Paid	$3.07	$2.57

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $16.64 million and $11.87 million against the liabilities for unrecognized tax benefits of $19.71 million and $14.44 million, as at December 31, 2010 and 2009, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

$4.70 million of $16.64 million and $3.06 million of $11.87 million, in paid income taxes, for the years ended December 31, 2010 and 2009, respectively, relate to four units located at SEEPZ, Mumbai which are SEZ units. The Company has made a claim of the Tax benefit in the Tax return such that the aforesaid four units may be treated as units located in a Free Trade Zone (FTZ) and no tax provision should be required. It is more likely than not that the aforementioned four units be held to be the SEZ units.

$11.94 million of $16.64 million and $8.81 million of $11.87 million, in paid income taxes, for the years ended December 31, 2010 and 2009, respectively, relate to the alternative claim by the Company, of the tax treatment of interest income in tax free zones, for various tax years which are pending before the Income Tax Department and the Appellate Authorities. It is more likely than not that the aforementioned income is not to be held to be the income from tax free zones.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2010 and December 31, 2009, the Company recognized a tax charge towards interest of approximately $0.21 million and $0.10 million. Furthermore, during the years ended December 31, 2010 and 2009, the Company reversed $0.09 million and $1.29 million, respectively, towards interest previously accrued.

The Company had accrued approximately $0.39 million and $0.27 million for interest and penalties as of December 31, 2010 and December 31, 2009, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.4 million and potential tax disputes of $7.8 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

The United States Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During first quarter 2009, the Company completed the appeal process with the IRS under a Fast Track Settlement process and agreed to settle all disagreements with the IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. The IRS has completed their audits through tax year 2005 and transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2007 and for State tax examinations for years before 2006. During 2010 the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2007. The IRS has now closed the audit for Syntel India’s U.S. Income tax returns for the years 2007, 2008 and 2009, with no material impact on Syntel’s financial position.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1995-96 to 2006-07 pending at various levels of tax authorities. Financial year 2007-08 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2003-04 and onwards.

During the years ended December 31, 2010, 2009 and 2008, the effective income tax rate was 15.0%, 12.5% and 13.6%, respectively.

The tax rate for the year ended December 31, 2010 was impacted by a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back of losses $0.2 million. Without the above, the effective tax rate for the year ended December 31, 2010 would have been 16.6%.

The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. Further, Union Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.49 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years.

The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier towards uncertain income tax positions which comprises $2.2 million and $0.8 million towards tax and interest, respectively. In addition, during 2008 the Company had recorded a charge of $1.1 million towards uncertain income tax positions tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards refund of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%.

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

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal (“ITAT”) and the matter stands in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing Tax Appeal on July 23 2009. The Income Tax department may file further appeal before the Supreme Court of India.

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

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.61 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on March 15, 2011.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax department’s appeal was rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax department had not filed an appeal before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax department Appeal for the financial year 2004-05 is scheduled for a hearing before the Bombay High Court on April 25, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax department may file a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to particular tax position and the Company has filed an appeal with the CIT(A).

Syntel Limited has provided for a tax liability amounting to $3.90 million in the books for the financial years 1995-96 to 2006-07 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Income Tax Department may file a further appeal before the Supreme Court of India. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. The Income Tax Department has filed review petition before the Bombay High Court on June 2, 2010.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the Financial Year 2001-02, the Income tax department appeal has been dismissed by ITAT and the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). The Income tax department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax department’s appeal has been rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. This appeal is scheduled for a hearing before Bombay High Court on April 25, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax department may file a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010.

Fringe Benefit Tax (“FBT”) was introduced on April 1, 2005, FBT is payable at the enacted rates for the corporate (taxed @ 33.99% including surcharge, education cess and secondary and higher education cess), on certain expenses calculated at predetermined rates on the expenses incurred. FBT is a separate section in the Indian Income tax and is payable even by a Company which is otherwise not liable to pay Income taxes as per the Computation of Income. Accordingly, Indian entities and the Company had provided towards FBT in Year April 1, 2005 to March 31, 2009. Since FBT is a tax on expenditures the amounts were grouped along with the respective expense heads and not as tax expense by the Company. This was in line with the industry practice.

The Company had provided and paid FBT on expenses incurred outside India. However, the Company has contested with the Tax Department that no FBT shall be paid on expenses incurred outside India. The Income tax department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. However, the time of issuing notice for rectification expires on March 31, 2011. Accordingly, Syntel has not reversed FBT of $0.80 million on expenses incurred outside India.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

On February 28, 2011, the Union Budget of India for the financial year beginning April 1, 2011 was proposed by the Finance Minister in India. The proposals included; reduction in the rate for tax surcharge to 5% from 7.5%, increase in the Minimum Alternative Tax (MAT) rate, from 19.93% to 20.01% and subjecting the SEZ developers and the SEZ units to taxation under the MAT provisions.

SERVICE TAX AUDIT

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai; the scope of the audit was to review transactions covered under Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating the audit objections raised by officer of the audit team. Most of the observations are pertaining to Service tax and are for an amount of $3.85 million. Syntel India has filed a reply to said notice and further information.

Syntel India has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against the Company. Based on the consultant’s advice, the Company will be in a position to defend the objections raised, and therefore no provision has been made in the books.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

		(in thousands)
	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$78,505	$87,822
Short-term investments	208,695	112,243

Total	$287,200	$200,065

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

During the year ended December 31, 2010, the Indian rupee has appreciated against the U.S. dollar by 5.3% as compared to the year ended December 31, 2009. This rupee appreciation negatively impacted the Company’s gross margin by 152 basis points, operating income by 217 basis points and net income by 204 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 48.9% and 72.1% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to foreign currency rate fluctuations, the Company entered into foreign exchange forward contracts during the year ended December 31, 2010, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2010, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material.

Aggregate contracted principal amounts of contracts outstanding amounted to $40.0 million as of December 31, 2010. The outstanding foreign exchange forward contracts as of December 31, 2010 mature between two to three months. Net Gains/(losses) on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the statement of income amounted to $2.5 million gain for the year ended December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 45 of this Report and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2010 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	5,473	$5.01	4,605,209
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	5,473	$5.01	4,605,209

**	Includes 3,888,074 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,135 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. In 2010, the Company participated, for the benefit of its Chairman, Bharat Desai, in a $123,176,606.70 secondary offering for the sale of 2,715,384 shares of the Company’s common stock held by Mr. Desai.

The Board of Directors approved this related person transaction on the condition that Mr. Desai reimburse the Company for all its expenses associated with the secondary offering. Mr. Desai did reimburse the Company. There were no other related person transactions in 2010.

The information set forth under the section entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2010, 2009 and 2008, and all the quarters of 2010, 2009 and 2008. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$375,626	$376,515
Audit—Related Fees	11,975	9,885
Tax Fees	—	4,500
All Other Fees	64,302	4,972

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management’s assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to the consolidation of variable interest entity, secondary offerings, new grant of restricted stock units and other advisory services.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2010 and 2009 as required by the Sarbanes-Oxley Act of 2002.

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

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 45 of this Report, which is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Credit Agreement, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10- Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

10.2	Line of Credit Note, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A.

10.3	Note Modification Agreement, dated August 25, 2010, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and incorporated herein by reference.

10.4*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.5*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.7*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.8*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated October 18, 2001, between the Company and R. S. Ramdas, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.14*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.16*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.17*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.18*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.19*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.20*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save.

10.21*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar.

10.22	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.23	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2004, and incorporated herein by reference.

10.24	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2004, and incorporated herein by reference.

10.25	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.26	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.27	State Street Bank Letter Agreement dated January 28, 2010 regarding the Shareholders Agreement and First Amendment to the Shareholders Agreement by and between State Street Bank and Trust Company, State Street International Holdings, Syntel Inc. and State Street Syntel Services Private Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.

10.28	Underwriting Agreement by and among Syntel, Inc., Bharat Desai, and J.P. Morgan Securities LLC and Jefferies & Company, Inc. and the several underwriters named on Schedule A thereto dated November 16, 2010 filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 16, 2010 and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

By:	/s/ PRASHANT RANADE
Prashant Ranade
Chief Executive Officer, President and Director

Dated: March 03, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BHARAT DESAI Bharat Desai	Chairman and Director	March 03, 2011

/S/ PRASHANT RANADE Prashant Ranade	Chief Executive Officer, President and Director	March 03, 2011

/S/ ARVIND GODBOLE Arvind Godbole	Chief Financial Officer and Chief Information Security Officer	March 03, 2011

/S/ NEERJA SETHI Neerja Sethi	Director	March 03, 2011

/S/ PARITOSH K. CHOKSI Paritosh K. Choksi	Director	March 03, 2011

/S/ GEORGE MRKONIC George Mrkonic	Director	March 03, 2011

/S/ THOMAS DOKE Thomas Doke	Director	March 03, 2011

/S/ RAJESH MASHRUWALA Rajesh Mashruwala	Director	March 03, 2011

Index to Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 3, 2011

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$78,505	$87,822
Short-term investments	208,695	112,243
Accounts receivable, net of allowance for doubtful accounts of $3,090 and $3,000 at December 31, 2010 and 2009, respectively	75,873	48,523
Revenue earned in excess of billings	5,329	5,809
Deferred income taxes and other current assets	43,705	23,739

Total current assets	412,107	278,136
Property and equipment	171,445	143,911
Less accumulated depreciation and amortization	69,338	54,271

Property and equipment, net	102,107	89,640
Goodwill	906	906
Noncurrent Term Deposits with Banks	66	23,337
Deferred income taxes and other noncurrent assets	30,931	20,603

Total assets	$546,117	$412,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$10,071	$7,879
Accrued payroll and related costs	40,736	26,240
Income taxes payable	2,291	777
Accrued liabilities	16,561	10,484
Deferred revenue	9,783	5,888
Dividends payable	2,752	2,776

Total current liabilities	82,194	54,044
Other noncurrent liabilities	12,453	8,540

TOTAL LIABILITIES	94,647	62,584

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,497,733 and 41,380,700 shares issued and outstanding at December 31, 2010 and 2009, respectively	1	1
Restricted stock, 244,317 and 158,374 shares issued and outstanding at December 31, 2010 and 2009, respectively	11,008	9,042
Additional paid-in capital	67,420	66,319
Accumulated other comprehensive income (loss)	1,415	(14,078)
Retained earnings	371,626	288,754

Total shareholders’ equity	451,470	350,038

Total liabilities and shareholders’ equity	$546,117	$412,622

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenues	$532,133	$419,006	$410,426
Cost of revenues	320,042	215,154	231,729

Gross profit	212,091	203,852	178,697
Selling, general and administrative expenses	91,556	78,463	80,347

Income from operations	120,535	125,389	98,350
Other income, principally interest, net	13,126	10,059	2,031

Income before provision for income taxes	133,661	135,448	100,381
Income tax expense	20,068	16,953	13,700

Net income	$113,593	$118,495	$86,681

Dividend per share	$0.74	$0.24	$0.74

EARNINGS PER SHARE:
Basic	$2.74	$2.86	$2.10
Diluted	$2.73	$2.86	$2.10

Weighted average common shares outstanding:
Basic	41,524	41,407	41,233
Diluted	41,611	41,491	41,340

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
	Common Stock		Restricted Stock				Unrealized Investment Gain/(Loss)	Unamortized Actuarial Gain/(Loss)	Foreign Currency Translation Adjustment
	Shares	Amount	Shares	Amount
Balance, January 1, 2008	41,140	$1	297	$5,113	$64,712	$124,049	$3,444	$42	$10,389	$207,750
Net income						86,681				86,681
Other Comprehensive Income (loss), net of tax							(3,357)	146	(36,949)	(40,160)

Total Comprehensive Income										46,521
ESPP & Stock Option Activity	8				1,027					1,027
Restricted stock activity	117		(55)	2,057						2,057
Cumulative effect adjustment related to uncertain tax positions
Dividends, $0.74 per share						(30,525)				(30,525)

Balance, December 31, 2008	41,265	1	242	7,170	65,739	180,205	87	188	(26,560)	226,830

Net income						118,495				118,495
Other Comprehensive Income (loss), net of tax							1	(154)	12,360	12,207

Total Comprehensive Income										130,702
ESPP & Stock Option Activity	36				580					580
Restricted stock activity	80		(84)	1,872						1,872
Dividends, $0.24 per share						(9,946)				(9,946)

Balance, December 31,2009	41,381	1	158	9,042	66,319	288,754	88	34	(14,200)	350,038

Net income						113,593				113,593
Other Comprehensive Income (loss), net of tax							331	(436)	15,598	15,493

Total Comprehensive Income										129,086
ESPP & Stock Option Activity	69				1,101					1,101
Restricted stock activity	48		86	1,966						1,966
Dividends, $0.74 per share						(30,721)				(30,721)

Balance, December 31,2010	41,498	$1	244	$11,008	$67,420	$371,626	$419	$(402)	$1,398	$451,470

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$113,593	$118,495	86,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,413	15,003	13,482
Bad debt provisions, net	65	2,101	91
Realized gains on sales of short-term investments	(1,349)	(1,580)	(2,173)
Deferred income taxes	(8,287)	(1,998)	(3,435)
Compensation expense related to restricted stock	1,938	1,946	2,349
Share-based compensation expense	0	0	25
Adjustment related to the uncertain tax positions liabilities and other tax credits	(1,284)	(4,301)	(3,320)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(20,286)	1,717	(16,512)
Other current assets	(11,844)	(29,129)	(5,344)
Accrued payroll and other liabilities	23,224	(6,235)	21,331
Deferred revenues	3,829	783	1,523

Net cash provided by operating activities	114,012	96,802	94,698

Cash flows from investing activities:
Property and equipment expenditures	(22,546)	(25,509)	(36,343)
Purchases of mutual funds	(292,745)	(272,861)	(141,273)
Purchases of term deposits with banks	(248,454)	(74,201)	(42,127)
Proceeds from sales of mutual funds	289,247	273,475	134,664
Maturities of term deposits with banks	181,007	35,197	24,700

Net cash used in investing activities	(93,491)	(63,899)	(60,379)

Cash flows from financing activities:
Net proceeds from issuance of common stock	947	440	215
Tax benefit on stock options exercised	152	0	60
Dividends paid	(30,697)	(9,986)	(30,577)

Net cash used in financing activities	(29,598)	(9,546)	(30,302)

Effect of foreign currency exchange rate changes on cash	(241)	(566)	(541)

Change in cash and cash equivalents	(9,317)	22,791	3,476
Cash and cash equivalents, beginning of year	87,822	65,031	61,555

Cash and cash equivalents, end of year	$78,505	$87,822	$65,031

Noncash investing and financing activities
Cash dividends declared but unpaid	$2,490	$2,792	$2,769
Supplemental disclosures of cash flow information—
Cash paid for income taxes	$19,403	$24,896	$12,641

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

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company;

•	Syntel Europe Limited, an United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company; and

•	TriZetto Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“TSSML”).

The wholly owned subsidiary of TSSML is:

•	TriZetto Syntel Services (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

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

During the year ended December 31, 2010, the Company entered into foreign exchange forward contracts with a notional amount of $165.0 million with maturity dates of one to four months. During the year ended December 31, 2010, contracts amounting to $125.0 million expired resulting in a gain of $4.2 million. Gain for the direct customer related contracts is $2.5 million is recorded in other income and gain for the inter company related contracts is $1.7 million. At December 31, 2010, foreign exchange forward contracts amounting $ 40.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2010 is reflected in other current assets with a corresponding credit to income.

During the year ended December 31, 2010, the Company entered into currency option contracts (During the quarter ended June 30, 2010, the Company entered into currency option contracts with a notional amount of $5.0 million and the same is expired on 31st October 2010). There was no gain or loss on currency option contract, as USD-INR was at 44.51 and the contract was not executed by both the parties. (Range of the said contract is Rs. 44.50 (Minimum) to Rs. 46.20 (Maximum)).

During the year ended December 31, 2009, the Company entered into foreign exchange forward contracts with a notional amount of $67.0 million with maturity dates of one to three months. During the year ended December 31, 2009, contracts amounting to $124.0 million expired resulting in a gain of $0.84 million. Gain for the direct customer related contracts is $0.69 million is recorded in other income and gain for the inter company related contracts is $0.15 million. At December 31, 2009, no foreign exchange forward contracts were outstanding.

During the year ended December 31, 2008, the Company entered into foreign exchange forward contracts with a notional amount of $140.0 million with maturity dates of one to eight months. During the year ended December 31, 2008, contracts amounting to $145.0 million expired resulting in a loss of $7.5 million. Loss for the direct customer related contracts is $5.1 million is recorded negative other income and loss for the inter company related contracts is $2.4 million. At December 31, 2008, foreign exchange forward contracts amounting to $57.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2008 is reflected in other current liabilities with a corresponding debit to expense.

Other income

Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2010 and December 31, 2009, approximately $23.3 million and $20.4 million, respectively, are in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. Term deposits with original maturity of three months or less held with Bank of India, Punjab National Bank and ICICI were $20.0 million and with Bank of India $11.8 million as at year end December 31, 2010 and 2009, respectively. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $ 175.4 million and $21.8 million at December 31, 2010 and 2009, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2010 and 2009 non current term deposits with banks were at $0.1 million and $23.3 million, respectively.

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

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $14.4 million, $15.0 million and $13.5 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2010 and 2009.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2010 and 2009.

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

During 2010, the Company had a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back of losses $0.2 million.

The revisions in the above estimates during 2010 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2010 by $0.05 per share.

During 2009, the Company had a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. The Company has also provided valuation allowance of $0.4 million towards deferred tax assets created in earlier years.

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U. S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2010, December 31, 2009 and December 31, 2008, foreign exchange loss of $2.0 million, $1.0 million and foreign exchange gain of $5.1 million was included in selling, general and administrative expenses, respectively.

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

The gross charge for unutilized earned leave was $4.0 million, $2.2 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The amounts accrued for unutilized earned leave were $14.5 million and $11.1 million as of December 31, 2010 and 2009, respectively, and are included within accrued payroll and related costs.

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

In January 2010, the FASB issued ASU 2010-01, which codifies the consensus reached in EITF Issue 09-E. The ASU provides guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, in accordance with ASC 505 and ASC 260. In other words, the entity will include the shares issued or issuable as part of a distribution that is reflected in basic EPS prospectively. The ASU is effective for interim and annual periods ending on or after December 15, 2009, and should be applied retrospectively to all prior periods. The adoption of ASU 2010-01 did not have any impact on the Company’s financial statement disclosures.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010—09, clarifies that an entity that is either an SEC filer, as defined in the ASU, or a conduit debt obligor for securities traded in a public market should evaluate subsequent events through the date the financial statements are issued. It eliminates the requirement that an SEC filer disclose that date in its financial statements. The ASU also clarifies that entities that are neither SEC filers nor conduit debt obligors should evaluate subsequent events through the date the financial statements are available to be issued. Dates to be disclosed in revised financial statements by entities that are not SEC filers are also clarified. Except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010, the amendments in the ASU are effective upon issuance. We adopted this standard during the second quarter of 2010 and there was no significant impact on our financial statements.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles- Goodwill and other (Topic 350): When to perform step 2 of the Goodwill Impairment Test for Reporting Units with zero or negative carrying amounts” (ASU 2010-28). This Update provides guidance on how an entity with reporting units that have a zero or negative carrying amounts shall consider qualitative factors in addition to the goodwill impairment Step 1 process to determine if Step 2 of the goodwill impairment process shall be completed. If the qualitative factors indicate that events or circumstances exist that indicate it is more likely than not that goodwill impairment exists, a Step 2 goodwill analysis is required even if Step 1 was passed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28, is not expected to have any significant impact on the Company’s financial statement.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for Business Combinations” (ASU 2010-29). This update provides clarification on the presentation of pro forma information for business combinations and applies to public entities. The Update specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29, is not expected to have any significant impact on the Company’s financial statement.

3. Short-Term Investments

Short-term investments included the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Investments in mutual funds at carrying value	$33,271	$27,160
Term deposits with banks	175,424	85,083

Total	$208,695	$112,243

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Cost	$32,742	$26,919	$24,859
Unrealized gain, net	529	241	261

Carrying value	$33,271	$27,160	$25,120

Gross realized gains	$1,315	$1,565	$2,165
Proceeds on sales of mutual funds	289,247	273,475	134,664
Purchases of mutual funds	292,745	272,861	141,273

Information related to investments in term deposits with banks included the following at and for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Cost	$175,424	$85,083	$42,173

Maturities of term deposits	$181,007	$35,197	$24,700
Purchases of term deposits	248,454	74,201	42,127

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2010 and 2009 is summarized as follows:

	2010	2009
	(In thousands)
Unbilled revenue for time-and-materials projects	$10,975	$7,605
Unbilled revenue for fixed-price projects, net of discounts	(5,646)	(1,796)

	$5,329	$5,809

Deferred revenue at December 31, 2009 and 2008 is summarized as follows:

	2010	2009
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$9,704	$5,622
Other deferred revenue	79	266

	$9,783	$5,888

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
	(In thousands)
Balance, beginning of year	$3,000	$440	$499
Provision	15	2,557	297
Write-offs, net of recoveries	75	3	(356)

Balance, end of year	$3,090	$3,000	$440

6. Property and Equipment

Property and equipment at December 31, 2010 and 2009 is summarized as follows:

	2010	2009
	(In thousands)
Office building	$38,159	$16,764
Computer equipment and software	49,143	42,210
Furniture, fixtures and other equipment	47,007	34,069
Vehicles	946	738
Leasehold improvements	4,762	4,668
Leasehold land	4,228	4,089
Residential property	1,366	1,312
Capital advances / work in progress	25,834	40,061

	171,445	143,911
Less accumulated depreciation and amortization	69,338	54,271

	$102,107	$89,640

7. Line of Credit

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2011. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate.

There were no outstanding borrowings at December 31, 2010 and December 31, 2009.

8. Leases

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2010 are as follows:

(In thousands)
2011	$32,607
2012	18,038
2013	14,257
2014	11,558
2015	7,411

$83,871

Total rent expense amounted to approximately $9.0 million, $8.1 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(In thousands)
U.S.	$12,359	$16,216	$23,489
Foreign	121,302	119,232	76,892

	$133,661	$135,448	$100,381

Income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
	(In thousands)
Current:
Federal	$2,650	$1,402	$4,969
State	483	256	1,248
Foreign	23,423	22,315	11,720

Total current provision	26,556	23,973	17,937

Deferred:
Federal	651	418	306
State	119	76	56
Foreign	(7,258)	(7,514)	(4,599)

Total deferred provision (benefit)	(6,488)	(7,020)	(4,237)

Total provision for income taxes	$20,068	$16,953	$13,700

The components of net deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets
Impairment of investments and capitalized development costs	$1,601	$1,601
Valuation allowance	(1,601)	(1,601)
Carry forward losses of subsidiaries	(486)	(612)
Minimum alternate tax credit of subsidiaries	17,209	10,433
Property, plant and equipment	1,287	971
Accrued expenses and allowances	7,122	5,066
Advanced billing receipts	1,933	1,153

Total deferred tax assets	27,065	17,011

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(115)	(178)

Total deferred tax liabilities	(1,841)	(1,904)

Net deferred tax assets	$25,224	$15,107

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2010	2009
	(In thousands)
Deferred tax asset, current	$11,054	$4,505
Deferred tax asset, non-current	14,170	10,602

	$25,224	$15,107

Syntel’s software development centers/units are located in Mumbai, Chennai Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next two years and further 50% exemption for another three years subject to fulfillment of criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and further 50% exemption for another five years subject to fulfillment of criteria laid down.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai has completed its first five years of 100% exemption from payment of corporate tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed its first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in Pune SEZ and during the year 2009, the Company has started one more Software Development unit in Pune SEZ. During the year ended December 31, 2010 Company has started Software Development unit in Syntel-Chennai SEZ.

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in Pune SEZ.

Syntel’s Special Economic Zone (SEZ) in Pune, set up under the SEZ Act 2005, commenced operations in 2008. SEZ for Chennai has commenced operation in Year 2010. Income from operation of SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax Holiday under Indian Income Tax was $25.0 million, $28.1 million and $20.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

During the fourth quarter of 2008, the Company repatriated cash dividends of $6.2 million out of the retained earnings of its controlled foreign subsidiary, Syntel Europe Limited, to the U.S. The Company recorded a net tax charge of approximately $0.6 million towards U.S. Federal and State taxes.

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2010, the Company would have accrued taxes of approximately $171.0 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U. S. Federal income tax rate of 35% for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	0.4%	0.6%
Tax-free investment income	(0.0%)	(0.0%)	(0.1%)
Foreign effective tax rates different from U.S. Statutory Rate	(19.6%)	(19.7%)	(16.5%)
Tax reserves	(0.7%)	(2.4%)	(3.4%)
Prior year adjustment	(0.0%)	(0.7%)	—
Tax on UK dividend at different rate	—	—	(1.6%)
Other, net	(0.0%)	(0.1%)	(0.4%)

Effective income tax rate	15.0%	12.5%	13.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(In Millions)
Balance as at January 1	$14.44	$14.43
Additions based on tax positions relate to the current year	5.85	5.57
Reductions for tax positions of prior years	(1.17)	(4.34)
Settlement	—	(1.81)
Foreign currency translation effect	0.59	0.59

Balance as at December 31	$19.71	$14.44
Income taxes Paid, see below	(16.64)	(11.87)

Amounts, net of Income taxes Paid	$3.07	$2.57

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $16.64 million and $11.87 million against the liabilities for unrecognized tax benefits of $19.71 million and $14.44 million, as at December 31, 2010 and 2009, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

$4.70 million of $16.64 million and $3.06 million of $11.87 million, in paid income taxes, for the years ended December 31, 2010 and 2009, respectively, relate to four units located at SEEPZ, Mumbai which are SEZ units. The Company has made a claim of the Tax benefit in the Tax return such that the aforesaid four units may be treated as units located in Free Trade Zone (FTZ) and no tax provision should be required. It is more likely than not that the aforesaid four units be held to be the SEZ units.

$11.94 million of $16.64 million and $8.81 million of $11.87 million, in paid income taxes, for the years ended December 31, 2010 and 2009, respectively, relate to the alternative claim by the Company, of the tax treatment of interest income in tax free zones, for various tax years which are pending before the Income Tax Department and the Appellate Authorities. It is more likely than not that aforesaid income not to be held to be the income from tax free zones.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2010 and December 31, 2009, the Company recognized a tax charge towards interest of approximately $0.21 million and $0.10 million. Further during the years ended December 31, 2010 and 2009, the Company reversed $0.09 million and $1.29 million, respectively, towards interest previously accrued.

The Company had accrued approximately $0.39 million and $0.27 million for interest and penalties as of December 31, 2010 and December 31, 2009, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.4 million and potential tax disputes of $7.8 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2007 and for state tax examinations for years before 2006. During 2010 the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2007. IRS has now closed the audit for Syntel India’s U.S. Income tax returns for the years 2007, 2008 and 2009, with no material impact on Syntel’s financial position.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1995-96 to 2006-07 pending at various levels of tax authorities. Financial year 2007-08 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial year 2003-04 and onwards.

During the years ended December 31, 2010, 2009 and 2008, the effective income tax rate was 15.0%, 12.5% and 13.6%, respectively.

The tax rate for the year ended December 31, 2010 was impacted by a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back of losses $0.2 million. Without the above, the effective tax rate for the year ended December 31, 2010 would have been 16.6%.

The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. Further, Union Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.49 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years.

The tax rate for the year ended December 31, 2008 was impacted by the reversal of a tax reserve of $3.0 million provided earlier towards uncertain income tax positions which comprises $2.2 million and $0.8 million towards tax and interest, respectively. In addition, during 2008 the Company had recorded a charge of $1.1 million towards uncertain income tax positions tax of $0.7 million and interest of $0.4 million. The Company also reversed $1.4 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books and $0.3 million towards refund of Michigan Single Business tax for the years 2001 to 2003. Further, the Company also recorded a net tax charge of $0.6 million towards dividend income from Syntel Europe Limited. Without the above, the effective tax rate for the year ended December 31, 2008 would have been 16.8%.

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

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal (“ITAT”) and the matter stands in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing Tax Appeal on July 23 2009. The Income Tax department may file further appeal before the Supreme Court of India.

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

Syntel Limited has also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel Limited was partially upheld for the other years. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel Limited has received a favorable order from

ITAT. The Income Tax Department has filed further appeals before the Bombay High Court for the financial years 1996-97, 1997-98 and 2000-01. The Bombay High Court has dismissed the Income Tax Department appeal and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed review petition before the Bombay High Court.

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.61 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on March 15, 2011.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A), except one item. The Income Tax department’s appeal was rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted the relief to the Company and the Income Tax department had not filed an appeal before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax department Appeal for the financial year 2004-05 is scheduled for a hearing before the Bombay High Court on April 25, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax department may file a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A).

Syntel Limited has provided for a tax liability amounting to $3.90 million in the books for the financial years 1995-96 to 2006-07 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing Tax Appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Income Tax Department may file a further appeal before the Supreme Court of India. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. The Income Tax Department has filed review petition before the Bombay High Court on June 2, 2010.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the Financial Year 2001-02, Income tax department appeal has been dismissed by ITAT and Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the Tax Appeal on July 22, 2009. The Income Tax department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). The Income tax department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax department’s appeal has been rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. This appeal is scheduled for a hearing before Bombay High Court on April 25, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax department may file a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010.

Fringe Benefit Tax (“FBT”) was introduced on April 1, 2005, FBT is payable at the enacted rates for the corporate (taxed @ 33.99% including surcharge, education cess and secondary and higher education cess), on certain expenses calculated at predetermined rates on the expenses incurred. FBT is a separate section in the Indian Income tax and is payable even by a Company which is otherwise not liable to pay Income taxes as per the Computation of Income. Accordingly, Indian entities and the Company had provided towards FBT in Year April 1, 2005 to March 31, 2009. Since FBT is a tax on expenditures the amounts were grouped along with the respective expense heads and not as tax expense by the Company. This was in line with the industry practice.

The Company had provided and paid FBT on expenses incurred outside India. However, the Company has contested with the Tax Department that no FBT shall be paid on expenses incurred outside India. The Income tax department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. However, the time of issuing notice for rectification expires on March 31, 2011. Accordingly, Syntel has not reversed FBT of $0.80 million on expenses incurred outside India.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

On February 28, 2011, the Union Budget of India for the financial year beginning April 1, 2011 was proposed by the Finance Minister in India. The proposals included; reduction in the rate for tax surcharge to 5% from 7.5%, increase in the Minimum Alternative Tax (MAT) rate, from 19.93% to 20.01% and subjecting the SEZ developers and the SEZ units to taxation under the MAT provisions.

SERVICE TAX AUDIT

During the three months ended September 30, 2010, a service tax audit was conducted for Adyar facility in Chennai, the scope of the audit was to review transactions covered under Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating audit objections raised by officer of the audit team. Most of the observations are pertaining to Service tax and are for an amount of $3.85 million. Syntel India has filed a reply to said notice and further information.

Syntel India has obtained the views of tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against the Company. Based on the consultant’s advice, the Company will be in a position to defend the objections raised, and therefore no provision has been made in the books.

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,524	$2.74	41,407	$2.86	41,233	$2.10
Potential dilutive effect of stock options	87	(0.01)	84	(0.00)	107	(0.00)

Diluted earnings per share	41,611	$2.73	41,491	$2.86	41,340	$2.10

For the year ended December 31, 2008 stock options to purchase 15,000 shares of Common Stock at a weighted-average price per share of $25.89 was not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and was anti-dilutive.

11. Dividends

The Company has paid quarterly cash dividends of $0.06 per share during 2010, 2009 and 2008. In addition, the Board of Directors declared and paid a special cash dividend of $0.50 per share during 2010 and 2008. Per share cash dividends paid in 2010, 2009 and 2008 were $0.74, $0.24 and $0.74, respectively.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $1.9 million and $2.4 million, respectively, including a charge for restricted stock.

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

On different dates during the quarter ended June 30, 2005 and September 30, 2005, the Company issued 54,806 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. The restriction on all stocks described in this paragraph lapsed during the year ended December 31, 2009. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

On different dates during the year ended December 31, 2006, the Company issued 16,536 shares of incentive restricted stock to its non-employee directors. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

On different dates during the years ended December 31, 2010, 2009, 2008, and 2007, the Company issued 209,358, 12,224, 80,676 and 14,464 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

In addition to the shares of restricted stock described above, on different dates during the years ended December 31, 2008, 2007 and 2006 the Company issued 33,000, 66,000 and 57,500 shares, respectively, of incentive restricted stock to some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 20% of the shares issued on or after the first, second, third, fourth and fifth anniversary of the grant dates.

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

During the years ended December 31, 2010, 2009 and 2008, the Company expensed $1.94 million, $1.90 million and $2.20 million, respectively, as compensation on account of the above stock grants.

For the restricted stock issued during the years ended December 31, 2010, 2009 and 2008, the dividend is accrued and paid subject to the same restriction as the restriction on transferability.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Cost of revenues	$495	$485	$641
Selling, general and administrative expenses	1,443	1,461	1,733

	$1,938	$1,946	$2,374

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $0.95 million, $0.44 million and $0.22 million, respectively. New shares were issued for all options exercised during the year ended December 31, 2010.

As of December 31, 2010, there are no non-vested options (excluding restricted stock).

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2010	2009	2008
Assumptions:
Risk free interest rate	2.02%	2.34%	1.50%
Expected life	5 years	5 years	5 years
Expected volatility	59.52%	61.77%	62.76%
Expected dividend yield	1.55%	0.50%	3.20%

The Company’s computation of expected volatility for the years ended December 31, 2010, 2009 and 2008 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-Based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2010, 2009 and 2008:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2010	73,413	$13.28
Granted	—	—
Exercised	(67,940)	13.95
Adjustment	—	—
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at December 31, 2010	5,473	$5.01	0.05	$234

Options Exercisable at December 31, 2010	5,473	$5.01	0.05	$234

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2009	126,155	$13.60
Granted	—	—
Exercised	(38,138)	11.54
Adjustment	253	5.00
Forfeited	—	—
Expired / Cancelled	(14,857)	19.99

Outstanding at December 31, 2009	73,413	$13.28	2.33	$1,847

Options Exercisable at December 31, 2009	73,413	$13.28	2.33	$1,847

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2008	129,605	$14.05
Granted	—	—
Exercised	(11,075)	19.45
Adjustment	8,000	5.81
Forfeited	—	—
Expired / Cancelled	(375)	5.00

Outstanding at December 31, 2008	126,155	$13.60	3.08	$1,209

Options Exercisable at December 31, 2008	125,555	$13.59	3.07	$1,206

No options were granted during the years ended December 31, 2010, 2009 and 2008. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.58 million, $0.82 million and $0.16 million, respectively. The aggregate fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was none, none and $0.03 million, respectively.

13. Commitments and Contingencies

As of December 31, 2010, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $40.7 million primarily related to the technology campuses being constructed at Pune and Chennai in India.

The Company and its subsidiaries are parties to litigation and claims which have arisen in the normal course of their activities. As of December 31, 2010, the Company has accrued $0.5 million towards litigation. Although the amount of the Company’s ultimate liability, if any, with respect to these matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations and cash flows.

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

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $15,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2010, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $2.79 million, $1.98 million and $2.16 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $5.3 million and $3.5 million as of December 31, 2010 and 2009, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $1.45 million, $0.98 million and $0.97 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Through KPO, Syntel provides outsourced solutions for a customer’s business processes, providing them with the advantage of a low cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

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

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In Thousands)
Net Revenues:
Applications Outsourcing	$402,526	$305,931	$274,375
KPO	79,589	76,558	81,287
e-Business	38,006	27,092	45,693
TeamSourcing	12,012	9,425	9,071

	532,133	419,006	410,426
Gross Profit:
Applications Outsourcing	141,168	132,484	103,722
KPO	50,579	52,228	48,053
e-Business	14,441	14,168	23,529
TeamSourcing	5,903	4,972	3,393

	212,091	203,852	178,697
Selling, general and administrative expenses	91,556	78,463	80,347

Income from operations	$120,535	$125,389	$98,350

The Company’s largest customer in 2010, 2009 and 2008 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $127.7 million, $89.6 million and $81.9 million, contributing approximately 24%, 21% and 20% of total consolidated revenues during 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, accounts receivable from this customer were $15.6 million, $4.2 million and $0.9 million, respectively. The entire revenue from this customer was generated in the Applications Outsourcing segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2010, 2009 and 2008. Revenue from this customer was approximately $87.3 million, $82.6 million and $81.1 million, contributing approximately 16%, 20% and 20% of total consolidated revenues during 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, accounts receivable from this customer was $11.5 million, $9.4 million and $10.9 million, respectively. Approximately 77% of the revenue from this customer was generated in the KPO segment, 22% in Applications Outsourcing segment and 1% in E-Business segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)
Net revenues (1):
North America (2)	$492,310	$385,433	$365,450
India	1,777	3,164	12,080
Europe (3)	35,689	29,172	31,100
Rest of the World	2,357	1,237	1,796

Total	$532,133	$419,006	$410,426

	2010	2009	2008
Long-lived assets (4):
North America (2)	$1,818	$1,826	$2,182
India	101,145	88,668	72,479
Europe (3)	50	52	23
Rest of the World	—	—	—

Total	$103,013	$90,546	$74,684

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2010
Net revenues	$116,039	$130,649	$140,545	$144,900	$532,133
Cost of revenues	66,800	79,083	84,881	89,278	320,042

Gross profit	49,239	51,566	55,664	55,622	212,091
Selling, general and administrative expenses	22,248	19,114	24,924	25,270	91,556

Income from operations	26,991	32,452	30,740	30,352	120,535
Other income net	2,283	1,959	4,876	4,008	13,126

Income before income taxes	29,274	34,411	35,616	34,360	133,661
Income tax expense (1)	4,143	6,151	5,177	4,597	20,068

Net income	$25,131	$28,260	$30,439	$29,763	$113,593

Earnings per share, diluted (a)	$0.60	$0.68	$0.73	$0.71	$2.73

Weighted average shares outstanding, diluted	41,566	41,580	41,618	41,679	41,611

2009
Net revenues	$96,434	$100,102	$104,698	$117,772	$419,006
Cost of revenues	51,562	51,846	53,088	58,658	215,154

Gross profit	44,872	48,256	51,610	59,114	203,852
Selling, general and administrative expenses	18,724	20,845	18,926	19,968	78,463

Income from operations	26,148	27,411	32,684	39,146	125,389
Other income, net	985	2,325	3,527	3,222	10,059

Income before income taxes	27,133	29,736	36,211	42,368	135,448
Income tax (benefit) expense (2)	(216)	4,624	5,958	6,587	16,953

Net income	$27,349	$25,112	$30,253	$35,781	$118,495

Earnings per share, diluted (a)	$0.66	$0.61	$0.73	$0.86	$2.86

Weighted average shares outstanding, diluted	41,435	41,479	41,507	41,542	41,491

(1)

The income tax provisions for the first quarter, third quarter and fourth quarter of 2010 were impacted by reversal of; provisions established for uncertain income tax positions liabilities and other tax positions of $0.33 million, $0.5 million as a result of the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits and provisions established for uncertain income tax positions liabilities and other tax positions of $0.45 million, respectively.

(2)	The income tax provision for the first quarter of 2009 was impacted by the reversal of provisions established for uncertain income tax positions liabilities and other tax positions to the tune of $4.3 million.

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

18. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel, Inc. and 49% shareholder of the joint venture (“JV”) entity SSSSML, the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the JV entity. Accordingly, Syntel Delaware consolidates the JV entity SSSSML

The Company’s KPO services to State Street Bank and two other customers are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three customers represented approximately 14%, 17% and 16% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

19. FAIR VALUE MEASUREMENTS

The Company follows the guidance for fair value measurements and fair value option, on January 1, 2008 for financial assets and liabilities, which primarily relate to our investments and forward contracts and for nonfinancial assets and liabilities.

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

The fair value hierarchy consists of the following three levels:

•	Level 1—Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & Cash Equivalents
Money Market Funds	23.3	—	—	23.3
Short Term Investments—
Available for Sale Securities	33.3	—	—	33.3
Fair value of foreign exchange forward and currency option contracts	—	1.0	—	1.0

Total Assets measured at fair value	56.6	1.0	—	57.6

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & Cash Equivalents
Money Market Funds	20.4	—	—	20.4
Short Term Investments—
Available for Sale Securities	27.2	—	—	27.2

Total Assets measured at fair value	47.6	—	—	47.6

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

In addition to the above the following table summarizes the term deposits with various banks outstanding as at December 31, 2010 and December 31, 2009.

Balance Sheet Item	As at December 31, 2010	As at December 31, 2009
	(In millions)
Cash & Cash Equivalents	20.0	21.8
Short Term Investments	175.4	85.1
Non Current Assets	0.1	23.3
Total	195.5	130.2

20. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Credit Agreement, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

10.2	Line of Credit Note, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A.

10.3	Note Modification Agreement, dated August 25, 2010, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and incorporated herein by reference.

10.4*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.5*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.7*	[Incentive] Restricted Stock Grant Agreement, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

10.8*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated October 18, 2001, between the Company and R. S. Ramdas, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.14*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.16*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

E-1

Exhibit No.	Description
10.17*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.18*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.19*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.20*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save.

10.21*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar.

10.22	Leave and License Agreement, dated June 11, 2004, between Lake View Developers and Syntel Sourcing Pvt. Ltd. filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.23	Lease Deed, dated September 23, 2004 between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.24	Lease Deed, dated October 6, 2004, between Arihant Foundation and Housing Ltd. and Syntel Limited filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.25	Shareholders Agreement by and between State Street International Holdings, Syntel Delaware, LLC, and Syntel Solutions (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.26	First Amendment to the Shareholders Agreement by and Among State Street International Holdings, Syntel Delaware, LLC and State Street Syntel (Mauritius) Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

10.27	State Street Bank Letter Agreement dated January 28, 2010 regarding the Shareholders Agreement and First Amendment to the Shareholders Agreement by and between State Street Bank and Trust Company, State Street International Holdings, Syntel Inc. and State Street Syntel Services Private Limited filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.

10.28	Underwriting Agreement by and among Syntel, Inc., Bharat Desai, and J.P. Morgan Securities LLC and Jefferies & Company, Inc. and the several underwriters named on Schedule A thereto dated November 16, 2010 filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 16, 2010 and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

E-2