Form 10-Q
period 2011-03-31
SYNTEL INC
filed 2011-05-05
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, no par value: 41,744,229 shares issued and outstanding as of April 12, 2011.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Net revenues	$145,372	$116,039
Cost of revenues	94,560	66,800

Gross profit	50,812	49,239

Selling, general and administrative expenses	24,623	22,248

Income from operations	26,189	26,991

Other income, principally interest	6,119	2,283

Income before income taxes	32,308	29,274

Income tax expense	7,259	4,143

Net income	$25,049	$25,131

Dividend per share	$0.06	$0.06

EARNINGS PER SHARE:
Basic	0.60	0.61
Diluted	0.60	0.60

Weighted average common shares outstanding:
Basic	41,579	41,483
Diluted	41,711	41,566

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$69,524	$78,505
Short term investments	208,957	208,695
Accounts receivable, net of allowances for doubtful accounts of $3,096 and $3,090 at March 31, 2011 and December 31, 2010, respectively	75,689	75,873
Revenue earned in excess of billings	16,344	5,329
Deferred income taxes and other current assets	45,766	43,705

Total current assets	416,280	412,107

Property and equipment	194,241	171,445
Less accumulated depreciation and amortization	73,673	69,338

Property and equipment, net	120,568	102,107

Goodwill	906	906
Non current Term Deposits with Banks	30	66
Deferred income taxes and other non current assets	31,756	30,931

TOTAL ASSETS	$569,540	$546,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$15,383	$10,071
Accrued payroll and related costs	33,470	40,736
Income taxes payable	3,956	2,291
Accrued liabilities	16,348	16,561
Deferred revenue	6,236	9,783
Dividends payable	2,754	2,752

Total current liabilities	78,147	82,194

Other non current liabilities	13,634	12,453

TOTAL LIABILITIES	91,781	94,647

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	477,759	451,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$569,540	$546,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

							Accumulated other Comprehensive Income
	Common Stock		Restricted Stock		Additional Paid-In	Retained	Unrealized Investment	Unamortised acturial	Foreign Currency Translation	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Gain	gain	Adjustment	Equity
Balance, December 31, 2010	41,498	$1	244	$11,008	$67,420	$371,626	$419	$(402)	$1,398	$451,470

Net income						25,049				25,049

Other comprehensive income, net of tax							40	5	3,036	3,081

Total Comprehensive Income										28,130

Stock options activity					2					2

Restricted stock activity			1	650						650

Dividends						(2,493)				(2,493)

Balance, March 31, 2011	41,498	$1	245	$11,658	$67,422	$394,182	$459	$(397)	$4,434	$477,759

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,049	$25,131
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,904	3,481
Bad debt provisions	—	1
Realized gains on sales of short term investments	(589)	(295)
Deferred income taxes	(1,754)	(1,028)
Compensation expense related to restricted stock	652	65
Adjustment related to the uncertain tax positions and other tax credits	10	—
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(4,107)	(15,104)
Other assets	(2,752)	(2,927)
Accrued payroll and other liabilities	(4,597)	(2,774)
Deferred revenue	(3,769)	(573)

Net cash provided by operating activities	12,047	5,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(20,930)	(3,828)
Purchase of mutual funds	(39,501)	(79,283)
Purchase of term deposits with banks	(50,252)	(12,051)
Proceeds from sales of mutual funds	52,789	84,279
Maturities of term deposits with banks	37,934	21,322

Net cash (used in) provided by investing activities	(19,960)	10,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	580
Dividends paid	(2,493)	(2,483)

Net cash used in financing activities	(2,493)	(1,903)

Effect of foreign currency exchange rate changes on cash	1,425	(1,550)

Change in cash and cash equivalents	(8,981)	12,963

Cash and cash equivalents, beginning of period	78,505	87,822

Cash and cash equivalents, end of period	$69,524	$100,785

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,754	$2,485

Cash paid for income taxes	858	6,028

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2011, the results of their operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The year-end condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company;

•	Syntel Europe Limited, an United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited formerly known as Syntel Sterling BestShores Solutions Private Limited, an Indian limited liability company; and

•	TriZetto Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“TSSML”).

The wholly owned subsidiary of TSSML is:

•	TriZetto Syntel Services (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

3.	USE OF ESTIMATES

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

During the quarter ended March 31, 2011, the Company entered into foreign exchange forward contracts with a notional amount of $70.0 million and with maturity dates of three to nine months. During the quarter ended March 31, 2011, contracts amounting to $40.0 million expired resulting in a gain of $1.87 million. At March 31, 2011, foreign exchange forward contracts amounting to $70.0 million were outstanding. The fair value of the foreign exchange forward contracts of $1.63 million is reflected in other current assets in the balance sheet of the Company as at March 31, 2011. During the quarter ended March 31, 2011 forward contract gain of $1.0 million, pertaining to direct client related contracts is recorded as other income and forward contract gain of $0.87 million, pertaining to intercompany related contracts is recorded as other comprehensive gain.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At March 31, 2011 and December 31, 2010, approximately $7.40 million and $23.3 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less held with Bank of India, Punjab National Bank and ICICI Bank were $36.3 million and $20.0 million as at March 31, 2011 and December 31, 2010, respectively. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$25,049	$25,131
Other comprehensive income:
- Unrealized investment gain	40	33
- Unamortised acturial gain (loss) as per ASC 715, net of tax	5	(7)
- Foreign currency translation adjustments	3,036	8,637

Total comprehensive income	$28,130	$33,794

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

The following tables set forth the computation of earnings per share:

	Three Months Ended March 31,
	2011		2010
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,579	$0.60	41,483	$0.61
Potential dilutive effect of stock options outstanding	132	(0.00)	83	(0.01)

Diluted earnings per share	41,711	$0.60	41,566	$0.60

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues:
Applications Outsourcing	$106,735	$86,770
KPO	23,543	18,921
e-Business	12,694	7,460
TeamSourcing	2,400	2,888

	145,372	116,039

Gross Profit:
Applications Outsourcing	32,382	$31,019
KPO	12,940	13,256
e-Business	4,594	3,364
TeamSourcing	896	1,600

	50,812	49,239

Selling, general and administrative expenses	24,623	22,248

Income from operations	$26,189	$26,991

During the three months ended March 31, 2011, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $36.9 million and $25.9 million, respectively, during the three months ended March 31, 2011, contributing approximately 25.4% and 17.8%, respectively of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Applications Outsourcing segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% in the Applications Outsourcing segment. The corresponding revenue for the three months ended March 31, 2010 from American Express Corp. and State Street Bank was $25.6 million and $21.1 million, respectively, contributing approximately 22.0% and 18.2%, respectively, of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Applications Outsourcing segment. Approximately 77% of the revenue from State Street Bank was generated in the KPO segment, 22% in the Applications Outsourcing segment and 1% in e-Business. At March 31, 2011 and December 31, 2010, accounts receivable from American Express Corp. were $17.3 million and $15.6 million, respectively. Accounts receivable from State Street Bank were $11.8 million and $11.7 million, respectively, as at March 31, 2011 and December 31, 2010.

11.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net Revenues (1)
North America (2)	134,377	108,290
India	543	450
Europe (3)	10,005	6,923
Rest of the World	447	376

Total revenue	145,372	116,039

	As on March, 31	As on December, 31
	2011	2010
	(in thousands)
Long-Lived Assets (4)
North America (2)	1,737	1,818
India	119,663	101,145
Europe (3)	74	50

Total	121,474	103,013

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2011	2010
Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.0%	0.1%
Foreign effective tax rates different from US statutory rate	(12.5%)	(20.9%)

Effective Income Tax Rate	22.5%	14.2%

During the three months ended March 31, 2011 and 2010, the effective income tax rates were 22.5% and 14.2%, respectively. The tax rate for the three months ended March 31, 2011 was impacted due to the effective tax rate impact for certain offshore facilities going out of tax holiday effective April 1, 2011.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

The United States Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for years 2004 and 2005 in the first quarter of 2006. During July 2008, the IRS issued a notice of proposed adjustments towards the Company’s transfer pricing tax positions for the year 2004 and the Company had appealed against the IRS position. During the first quarter 2009, the Company completed the appeal process with the IRS under a Fast Track

Settlement process and agreed to settle all disagreements with the IRS towards the transfer pricing for years 2004, 2005 and 2006 for a certain amount which did not have any negative change to the Company’s financial position. The IRS has completed their audits through tax year 2005 and transfer pricing issues through tax year 2006. The Company does not expect any material issues for the remaining open years.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2007 and for State tax examinations for years before 2006. During 2010, the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2007. The IRS has closed the audit for Syntel India’s U.S. income tax returns for the years 2007, 2008 and 2009, after reaching a settlement, for a certain amount, paid during the quarter ended March 31, 2011 which had no material impact on Syntel’s financial position.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1995-96 to 2006-07 pending at various levels of tax authorities. Financial year 2007-08 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2004-05 and onwards.

On February 28, 2011, the Union Budget of India for the financial year beginning April 1, 2011 was proposed by the Finance Minister in India. The proposals included: reduction in the rate for tax surcharge to 5% from 7.5%, increase in the Minimum Alternative Tax (MAT) rate from 19.93% to 20.01% and subjecting the Special Economic Zone (“SEZ”) developers and the SEZ units to taxation under the MAT provisions.

The proposed changes, if enacted, will have an adverse impact on the operations of India based entities. Accordingly, there may be a net unfavorable impact of approximately $0.85 million on the financial statements of the Company and an additional outflow of approximately $5.4 million on account of payment of MAT.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the quarter ended March 31, 2011, the Company recognized interest of approximately $0.05 million. The Company had accrued approximately $0.44 million and $0.39 million for interest and penalties as of March 31, 2011 and December 31, 2010, respectively.

The liability for unrecognized tax benefits was $22.43 million and $19.71 million, as of March 31, 2011 and December 31, 2010, respectively.

The Company has paid income taxes of $17.94 million and $16.64 million against the liabilities for unrecognized tax benefits of $22.43 million and $19.71 million, as of March 31, 2011 and December 31, 2010, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

As of March 31, 2011 and December 31, 2010, $4.03 million of $17.94 million and $4.70 million of $16.64 million, in paid income taxes, respectively, relate to four units located at SEEPZ, Mumbai which are SEZ units. The Company has made a claim of the Tax benefit in the Tax return such that the aforesaid four units may be treated as units located in a Free Trade Zone (FTZ) and no tax provision should be required. It is more likely than not that the aforementioned four units will be held to be SEZ units.

As of March 31, 2011 and December 31, 2010, $13.91 million of $17.94 million and $11.94 million of $16.64 million, in paid income taxes, respectively, relate to the alternative claim by the Company, of the tax treatment of interest income in tax free zones, for various tax years which are pending before the Income Tax Department and the Appellate Authorities. It is more likely than not that the aforementioned income is not to be held to be the income from tax free zones.

The Company’s amount of unrecognized tax benefits for the tax disputes of $2.4 million and potential tax disputes of $8.6 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in SEZ, as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ are exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ that are operational after April 1, 2005 are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai has completed its first five years of 100% exemption from payment of corporate income tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more SEZ units located at Mumbai have completed their first five years of 100% exemption from payment of corporate income taxes effective April 1, 2008, 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units cease to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption.

Syntel KPO units located in Mumbai and Pune are exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ.

Syntel’s SEZ in Pune, set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

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

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.63 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department may file a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on May 19, 2011.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax Department’s appeal was rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax Department Appeal for the financial year 2004-05 was scheduled for a hearing before the Bombay High Court on April 25, 2011, which did not take place and has been deferred to a future date. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department may file a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to particular tax position and the Company has filed an appeal with the CIT(A).

Syntel Limited has provided for a tax liability amounting to $3.90 million in the books for the financial years 1995-96 to 2006-07 on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 23, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial years 1995-96 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the financial years 1996-97 to 2001-02 for amounts allowed by the ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1998-99, 1999-2000 and 2001-02 on account of a delay in filing the appeal. The Income Tax Department may file a further appeal before the Supreme Court of India. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. The Income Tax Department has filed a review petition before the Bombay High Court on June 2, 2010.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department appeal has been dismissed by ITAT and the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department may file a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). The Income Tax Department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax Department’s appeal has been rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. This appeal was scheduled for a hearing before Bombay High Court on April 25, 2011 which did not take place and has been deferred to a future date. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax Department may file a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year

2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, a tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010.

Fringe Benefit Tax (“FBT”) was introduced on April 1, 2005 as a tax on certain expenses calculated at predetermined rates on the expenses incurred and is payable at the enacted rates for a corporate (taxed @ 33.99% including surcharge, education cess and secondary & higher education cess). FBT is a separate section in the Indian income tax and is payable even by a corporate which is otherwise not liable to pay Income taxes as per the Computation of Income. Accordingly, Indian entities had provided towards FBT in Year April 1, 2005 to March 31, 2009. Since FBT is a tax on expenditure the amounts are grouped along with the respective expense heads and not as tax expense. This is in line with the industry practice.

Syntel Limited has provided and paid FBT on expenses incurred outside India. However, Syntel Limited contested with the Tax Department that no FBT shall be paid on expenses incurred outside India. The Income Tax Department has not issued notice for a FBT assessment of financial year 2007-08 and financial year 2008-09, and the time of issuing notice expired on September 30, 2010. However, the period for issuing notice expired on March 31, 2011. The Company has received FBT refund along with interest for financial year 2008-09 and expects to receive a FBT refund for financial year 2007-08. The issuing intimation and assessment expired by limitation on March 31, 2011. Accordingly, Syntel has reversed the provision for FBT of $ 1.06 million including FBT of $0.86 million on expenses incurred outside India.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe Limited has incurred losses of $ 0.67 million and $ 0.48 million for the year ended December 31, 2010 and for the quarter ended March 31, 2011, respectively. As per UK tax laws, carrying back of tax losses against profits of the previous 12 months are allowed. Accordingly, Syntel Europe Limited has carried back the tax losses which are expected to result in a refund claim of $ 0.19 million and $ 0.13 million for Year ended December 31, 2010 and for the quarter ended March 31, 2011, respectively.

Syntel Indian entities have received several orders for assessments of the withholding tax compliances in India. These assessments were completed without giving an opportunity of being heard by the Income Tax Department to the Indian entities and orders are not supported by reason. The aggregate liability of non payment of taxes withheld including the interest demanded aggregates to about $1.60 million. Management is confident of the compliances made and do not have any reason to believe that the demand of the Department will sustain. Accordingly no provision has been made in the books for the quarter ended March 31, 2011.

Undistributed earnings of foreign subsidiaries

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all eligible undistributed earnings of foreign subsidiaries as of March 31, 2011, the Company would have accrued taxes of approximately $181.4 million.

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

For certain options granted during 1997, the exercise price was less than the fair value of the Company’s stock on the date of grant and accordingly, compensation expense is being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended March 31, 2011 and 2010 was $0.65 million and $0.07 million, respectively, including a charge for restricted stock.

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

On different dates during the quarters ended June 30, 2005 and September 30, 2005, the Company issued 54,806 shares of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. The restriction on all stocks described in this paragraph lapsed during the year ended December 31, 2009. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

On different dates during the year ended December 31, 2006, the Company issued 16,536 shares of incentive restricted stock to its non-employee directors. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

On different dates during the years ended December 31, 2009, 2008, and 2007, the Company issued 12,224, 80,676 and 14,464 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

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

On different dates during the year ended December 31, 2010 and during the three months ended March 31, 2011, the Company issued restricted stock awards of 209,358 and 1,200, respectively, to its non-employee directors and some employees as well as to some employee of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the three months ended March 31, 2011 and 2010, the Company expensed $0.65 million and $0.09 million, respectively, as compensation on account of the above stock grants.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010 and for the three months ended March 31, 2011 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cost of revenues	$142	$8
Selling, general and administrative expenses	508	57

	$650	$65

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2011 and 2010, was none and $0.58 million, respectively. New shares were issued for all options exercised during the three months ended March 31, 2011.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Three Months Ended March 31,
	2011	2010
Assumptions:
Risk free interest rate	2.21%	2.54%
Expected life	5.00	5.00
Expected volatility	59.11%	60.87%
Expected dividend yield	0.46%	0.62%

The Company’s computation of expected volatility for the three months ended March 31, 2011 and 2010 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	5,473	$5.01
Granted	—	—
Exercised	325	5.00
Forfeited	—	—
Expired / Cancelled	5,148	5.01

Outstanding at March 31, 2011	—	$—	—	$—

Options Exercisable at March 31, 2011	—	$—	—	$—

No options were granted during the three months ended March 31, 2011 and 2010. The aggregate fair value of shares vested during the three months ended March 31, 2011 and 2010 was $0.02 million and $0.67 million, respectively.

14.	VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.9 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

The amounts accrued for unutilized earned leave are $15.3 million and $14.5 million as of March 31, 2011 and December 31, 2010, respectively, and are included within Accrued payroll and related costs.

15.	CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel Inc and 49% shareholder of the joint venture (JV) entity State Street Syntel Sourcing (Mauritius) Ltd. (SSSSML), the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as they are entitled to all the profits and solely responsible for all losses incurred by Syntel Mauritius even though it holds only 49% in the Joint Venture entity. Accordingly, Syntel Delaware consolidates the JV entity SSSSML.

The Company’s KPO services to State Street Bank and two other customers are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 15.5% and 15.8% of the Company’s total revenues for three months ended March 31, 2011 and 2010, respectively.

16.	FAIR VALUE MEASUREMENTS

The Company follows the accounting standard for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to investments, forward contracts and nonfinancial assets and liabilities.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents Money Market Funds	7.4	—	—	7.4
Short Term Investments- Available for Sale Securities	20.3	—	—	20.3
Fair value of foreign exchange forward contracts	—	1.6	—	1.6

Total Assets measured at fair value	$27.7	1.6	—	$29.3

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents Money Market Funds	23.3	—	—	23.3
Short Term Investments- Available for Sale Securities	33.3	—	—	33.3
Fair value of foreign exchange forward and currency option contracts	—	1.0	—	1.0

Total Assets measured at fair value	56.6	1.0	—	57.6

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

Foreign currency option contracts are valued using third party valuation models based on market observable inputs, including general interest rate, market volatilities, credit risk, cash flow projections and size of the transaction.

In addition to the above, the following table summarizes the term deposits with various banks outstanding as at March 31, 2011 and December 31, 2010.

	(In Millions)
	As of March 31, 2011	As of December 31, 2010
Balance Sheet Item
Cash & Cash Equivalents	$36.3	$20.0
Short Term Investments	188.6	175.4
Non Current Assets	0.03	0.1

Total	$224.93	$195.5

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard during the second quarter of 2010 and there was no significant impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. However, unlike the proposed ASU, the final ASU does not require entities to provide sensitivity disclosures. The FASB will consider whether to require sensitivity disclosures jointly with the IASB as part of a new convergence project on fair value measurement and disclosures. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010 – 09, clarifies that an entity that is either an SEC filer, as defined in the ASU, or a conduit debt obligor for securities traded in a public market should evaluate subsequent events through the date the financial statements are issued. It eliminates the requirement that an SEC filer disclose that date in its financial statements. The ASU also clarifies that entities that are neither SEC filers nor conduit debt obligors should evaluate subsequent events through the date the financial statements are available to be issued. Dates to be disclosed in revised financial statements by entities that are not SEC filers are also clarified. Except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010, the amendments in the ASU are effective upon issuance. The Company adopted this standard during the second quarter of 2010 and there was no significant impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). This consensus of the FASB Emerging Issues Task Force (EITF) addresses diversity in practice that has developed when entities issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. Under the existing U.S. generally accepted accounting principles (U.S. GAAP), a share-based payment award containing a condition that is not a market, performance, or service condition is required to be classified as a liability. This ASU amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, the award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company adopted this standard during the second quarter of 2010 and there was no significant impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (ASU 2010-17). This update, another consensus of the EITF, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research and development arrangements frequently include payment provisions whereby some consideration is contingent upon achieving uncertain future events or circumstances but authoritative guidance on the use of the milestone method of revenue recognition did not previously exist. Following the guidance in this ASU, a vendor can recognize consideration that is contingent on achieving a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all of the specified criteria to be considered substantive. Certain disclosures about the overall arrangement and the milestones are required. Use of the milestone method of revenue recognition is a policy election to be made by a vendor; other proportional revenue-recognition methods may be applied as long as they do not result in the recognition of consideration in its entirety in the period the milestone is achieved. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted and a vendor may elect, but is not required, to adopt the amendments retrospectively for all prior periods. The Company adopted this standard during the second quarter of 2010 and there was no significant impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles- Goodwill and other (Topic 350): When to perform step 2 of the Goodwill Impairment Test for Reporting Units with zero or negative carrying amounts” (ASU 2010-28). This Update provides guidance on how an entity with reporting units that have a zero or negative carrying amounts shall consider qualitative factors in addition to the goodwill impairment Step 1 process to determine if Step 2 of the goodwill impairment process shall be completed. If the qualitative factors indicate that events or circumstances exist that indicate it is more likely than not that goodwill impairment exists, a Step 2 goodwill analysis is required even if Step 1 was passed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for

Business Combinations” (ASU 2010-29). This update provides clarification on the presentation of pro forma information for business combinations and applies to public entities. The Update specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended March 31, 2011 increased to $145.4 million from $116.0 million for the three months ended March 31, 2010, representing a 25.3% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of March 31, 2011 increased by 26.6% to 12,274 employees as compared to 9,692 employees as of March 31, 2010. However, the growth in revenues was less than the growth in the billable headcount. This is primarily because a significant growth in the billable headcount was in offshore employees, where our revenues per offshore billable resource are generally less than those of onsite based resources. As of March 31, 2011, the Company had approximately 79.4% of its billable workforce in India as compared to 78.5% as of March 31, 2010. The Company’s top five clients accounted for 63.7% of the total revenues in the three months ended March 31, 2011, up from 59.7% of its total revenues in the three months ended March 31, 2010. Moreover, the Company’s top 10 clients accounted for 77.5% of the total revenues in the three months ended March 31, 2011 as compared to 75.5% in the three months ended March 31, 2010.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 65.0% of total revenues for the three months ended March 31, 2011, from 57.6% for the three months ended March 31, 2010. The 7.4% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was attributable primarily to increase in headcount coupled with onsite and offshore salary increments, travel & relocation, lower utilization of resources and rupee appreciation.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $106.7 million for the three months ended March 31, 2011 or 73.4% of total revenues, from $86.8 million, or 74.8% of total revenues for the three months ended March 31, 2010. The $19.9 million increase was attributable primarily to revenues from new engagements contributing $71.2 million, largely offset by $32.4 million in lost revenues as a result of project completion and net reduction in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 69.7% of total Applications Outsourcing revenues for the three months ended March 31, 2011, from 64.3% for the three months ended March 31, 2010. The 5.4% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was attributable primarily to increase in headcount coupled with onsite and offshore salary increments, travel & relocation, lower utilization of resources and rupee appreciation.

KPO Revenues. KPO revenues increased to $23.5 million for the three months ended March 31, 2011, or 16.2% of total revenues, from $18.9 million, or 16.3% of total revenues for the three months ended March 31, 2010. The $5.5 million increase was attributable primarily to revenues from new engagements largely offset by net decrease in revenues from existing projects contributing $0.7 million & $0.2 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for the three months ended March 31, 2011 increased to 45.0% of KPO revenues from 29.9% for the three months ended March 31, 2010. The 15.1% increase in cost of revenues, as a percent of total KPO revenues, as compared to the three months ended March 31, 2010, was attributable primarily to increase in headcount coupled with onsite and offshore salary increments, benefits, travel & relocation, lower utilization of resources and rupee appreciation.

e-Business Revenues. E-Business revenues increased to $12.7 million for the three months ended March 31, 2011, or 8.7% of total revenues, from $7.5 million, or 6.4% of total revenues for the three months ended March 31, 2010. The $5.2 million increase was attributable primarily net increase in revenues from existing projects contributing $4.6 million & from new engagements contributing $3.2 million, largely offset by revenues reduction as a result of project completion by $2.6 million.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. e-Business cost of revenues increased to 63.8% of total e-Business revenues for the three months ended March 31, 2011, from 54.9% for the three months ended March 31, 2010. The 8.9% increase in cost of revenues as a percent of e-Business revenues for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was attributable primarily to increase in headcount coupled with onsite and offshore salary increments, travel & relocation, lower utilization of resources and rupee appreciation.

TeamSourcing Revenues. TeamSourcing revenues decreased to $2.4 million for the three months ended March 31, 2011, or 1.7% of total revenues, from $2.9 million, or 2.5% of total revenues for the three months ended March 31, 2010. The $0.5 million decrease was attributable primarily to net revenues from existing projects contributing $1.1 million and revenue from project completion contributing $0.6 million largely offset by increase in revenue from new engagements contributing $1.2 million.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. TeamSourcing cost of revenues increased to 62.7% of TeamSourcing revenues for the three months ended March 31, 2011, from 44.6% for the three months ended March 31, 2010. The 18.1% increase in cost of revenues as a percent of TeamSourcing revenues for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was attributable primarily to increase in headcount coupled with onsite and offshore salary increments, travel & relocation, lower utilization of resources and rupee appreciation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general and administrative costs for the three months ended March 31, 2011 were $24.6 million or 16.9% of total revenues, compared to $22.2 million or 19.2% of total revenues for the three months ended March 31, 2010.

Selling, general and administrative costs for the three months ended March 31, 2011 were impacted by an increase in revenue by $29.3 million having resulting in a 4.3 percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The said decrease was partially offset by an increase in compensation and benefits of $1.6 million primarily driven by headcount and increments, training and recruiting expenses of $0.2 million, facility related costs of $2.2 million and others $0.4 million, partially offset by foreign exchange gain of $2.0 million which resulted in a 1.8% percentage increase in selling, general and administrative expenses as a percentage of total revenue.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended March 31, 2011 was $6.1 million or 4.2% of total revenues, compared to $2.3 million or 2.0% of total revenues for the three months ended March 31, 2010. The increase in other income of $3.8 million was attributable to: increase in interest income of $2.3 million, gain on forward contract of $1.0 million and gain on sale of securities of $0.3 million and miscellaneous receipt of $0.2 million during the three months ended March 31, 2011 compared to three months ended March 31, 2010.

Income Taxes

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

During the three months ended March 31, 2011 and 2010, the effective income tax rates were 22.5% and 14.2%, respectively. The tax rate for the three months ended March 31, 2011 was impacted due to effective tax rate impact for certain offshore facilities going out of tax holiday effective April 1, 2011.

On February 28, 2011, the Union Budget of India for the financial year beginning April 1, 2011 was proposed by the Finance Minister in India. The proposals included: reduction in the rate for tax surcharge to 5% from 7.5%, increase in the Minimum Alternative Tax (MAT) rate from 19.93% to 20.01% and subjecting the SEZ developers and the SEZ units to taxation under the MAT provisions.

The proposed changes, if enacted, will have an adverse impact on the operations of India based entities. Accordingly, there may be a net unfavorable impact of approximately $0.85 million on the financial statements of the Company and an additional outflow of approximately $5.4 million on account of payment of MAT.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased to $69.5 million at March 31, 2011 from $100.8 million at March 31, 2010.

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

Net cash generated by operating activities was $12.0 million for the three months ended March 31, 2011. The net cash generated by operating activities was $6.0 million for the three months ended March 31, 2010. The number of days sales outstanding in net accounts receivable was approximately 57 days and 56 days as of March 31, 2011 and 2010, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.

Net cash used in investing activities was $20.0 million for the three months ended March 31, 2011, consisting principally of $20.9 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Leasehold land at Tirunelveli, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment, largely offset by $0.9 million from the net sales and purchases of short term investments. Net cash generated by investing activities was $10.4 million for the three months ended March 31, 2010, consisting principally of $105.6 million from the sale of short term investments largely offset by $91.3 million for the purchase of short term investments and $3.8 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2011, consisting principally of $2.5 million in dividends paid out during the three months. Net cash used in financing activities was $1.9 million for the three months ended March 31, 2010, consisting principally of $2.5 million in dividends paid out, partially offset by proceeds of $0.6 million from the issuance of shares under the Company’s employee stock option plan exercised during the three months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2011. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at March 31, 2011 or December 31, 2010.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2011 and 2010, revenues from time and material contracts constituted 61% and 54% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2011 and 2010, revenues from fixed price application management and support engagements constituted 25% and 36% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2011 and 2010, revenues from fixed price development contracts constituted 14% & 10% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

Income Taxes—Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

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

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While we believe that the forward-looking statements in this Quarterly Report on Form 10-Q are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	March 31, 2011	December 31, 2010
	(in thousands)
ASSETS

Cash and cash equivalents	$69,524	$78,505
Short term investments	208,957	208,695

Total	$278,481	$287,200

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

During the three months ended March 31, 2011, the Indian rupee has depreciated against the U.S. dollar by 0.44% as compared to the three months ended December 31, 2010. This rupee depreciation favourably impacted the Company’s gross margin by 14 basis points, operating income by 20 basis points and net income by 19 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 50.6% and 78.7% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended March 31, 2011, but these contracts do not have a material impact on the financial statements.

During the quarter ended March 31, 2011, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party is not material. Aggregate contracted principal amounts of contracts outstanding amounted to $70.0 million as of March 31, 2011. The outstanding foreign exchange forward contracts as of March 31, 2011 mature in nine months. The fair value of the foreign exchange forward contracts of $1.63 million is reflected in other current assets in the balance sheet of the Company as at March 31, 2011. Net Gains/(Losses) on foreign exchange forward contracts are included under the heading other income in the statement of income for the three months ended March 31, 2011 amounted to $1.00 million.

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

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Company’s Chairman shares certain principal executive officer responsibilities with the Company’s Chief Executive Officer and President. Therefore, in accordance with Rule 13a-14(a)/Rule 15d-14(a), both the Chairman and the Chief Executive Officer and President sign a 302 certification and the 906 certification as principal executive officers.

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

SYNTEL, INC.

Date : May 5, 2011	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President

Date : May 5, 2011	/s/ Arvind Godbole
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