Form 10-Q
period 2011-06-30
SYNTEL INC
filed 2011-08-05
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value: 41,750,143 shares issued and outstanding as of July 31, 2011.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS,EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Net revenues	$156,985	$130,649	$302,357	$246,688
Cost of revenues	100,200	79,083	194,760	145,883

Gross profit	56,785	51,566	107,597	100,805

Selling, general and administrative expenses	27,781	19,114	52,404	41,362

Income from operations	29,004	32,452	55,193	59,443

Other income, principally interest	5,923	1,959	12,042	4,242

Income before income taxes	34,927	34,411	67,235	63,685

Income tax expense	7,287	6,151	14,546	10,294

Net income	$27,640	$28,260	$52,689	$53,391

Dividend per share	$0.06	$0.06	$0.12	$0.12

EARNINGS PER SHARE:
Basic	$0.66	$0.68	$1.27	$1.29
Diluted	$0.66	$0.68	$1.26	$1.28

Weighted average common shares outstanding:
Basic	41,605	41,508	41,592	41,495
Diluted	41,696	41,580	41,704	41,573

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$87,656	$78,505
Short term investments	206,941	208,695
Accounts receivable, net of allowances for doubtful accounts of $2,687 and $3,090 at June 30, 2011 and December 31, 2010 respectively	76,859	75,873
Revenue earned in excess of billings	20,391	5,329
Deferred income taxes and other current assets	52,985	43,705

Total current assets	444,832	412,107

Property and equipment	204,991	171,445
Less accumulated depreciation and amortization	77,712	69,338

Property and equipment, net	127,279	102,107

Goodwill	906	906
Non current Term Deposits with Banks	30	66
Deferred income taxes and other non current assets	31,609	30,931

TOTAL ASSETS	$604,656	$546,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$15,677	$10,071
Accrued payroll and related costs	35,656	40,736
Income taxes payable	5,667	2,291
Accrued liabilities	18,887	16,561
Deferred revenue	8,996	9,783
Dividends payable	2,758	2,752

Total current liabilities	87,641	82,194

Other non current liabilities	14,460	12,453

TOTAL LIABILITIES	102,101	94,647

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	502,555	451,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$604,656	$546,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

							Accumulated Other Comprehensive Income
	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Unrealized Investment Gain	Unamortised Acturial Gain	Foreign Currency Translation Adjustment	Total Shareholdrs’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2010	41,498	$1	244	$11,008	$67,420	$371,626	$419	$(402)	$1,398	$451,470

Net income						52,689				52,689

Other comprehensive income, net of tax							(308)	7	2,468	2,167

Total Comprehensive Income										506,326

Stock options activity					2					2

Restricted stock activity	52		(45)	1,222						1,222

Dividends						(4,995)				(4,995)

Balance, June 30, 2011	41,550	$1	199	$12,230	$67,422	$419,320	$111	$(395)	$3,866	$502,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,689	$53,391
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,087	6,870
Bad debt provisions	3	9
Realized gains on sales of short term investments	(1,521)	(539)
Deferred income taxes	(1,974)	(3,464)
Compensation expense related to restricted stock	1,224	496
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(13,803)	(28,880)
Other assets	(5,819)	(3,127)
Accrued payroll and other liabilities	2,985	9,173
Deferred revenue	(1,006)	(233)

Net cash provided by operating activities	40,865	33,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(31,243)	(8,893)
Purchase of mutual funds	(101,338)	(179,347)
Purchase of term deposits with banks	(55,802)	(35,846)
Proceeds from sales of mutual funds	115,080	172,610
Maturities of term deposits with banks	45,023	27,840

Net cash used in investing activities	(28,280)	(23,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	580
Tax benefit on stock options exercised	(2)	—
Dividends paid	(4,989)	(4,969)

Net cash used in financing activities	(4,991)	(4,389)

Effect of foreign currency exchange rate changes on cash	1,557	(1,493)

Change in cash and cash equivalents	9,151	4,178

Cash and cash equivalents, beginning of period	78,505	87,822

Cash and cash equivalents, end of period	$87,656	$92,000

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,754	$2,486

Cash paid for income taxes	6,525	7,760

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2011, the results of their operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The year-end condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company;

•	Syntel Europe Limited, an United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	TriZetto Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“TSSML”).

The wholly owned subsidiary of TSSML is:

•	TriZetto Syntel Services (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

3.	USE OF ESTIMATES

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

During the quarter ended June 30, 2011, the Company did not enter into new foreign exchange forward contracts. During the quarter ended June 30, 2011, contracts amounting to $40.0 million expired resulting in a gain of $0.66 million. At June 30, 2011, foreign exchange forward contracts amounting to $30.0 million were outstanding. The fair value of the foreign exchange forward contracts of $0.63 million is reflected in other current assets in the balance sheet of the Company as at June 30, 2011. During the quarter ended June 30, 2011 forward contract gain of $0.39 million, pertaining to direct client related contracts is recorded as other income and forward contract gain of $0.27 million, pertaining to intercompany related contracts is recorded as other comprehensive gain.

7.	CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2011 and December 31, 2010, approximately $18.5 million and $23.3 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less held with Bank of India, Punjab National Bank and ICICI Bank were $32.3 million and $20.0 million as at June 30, 2011 and December 31, 2010, respectively. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

8.	COMPREHENSIVE INCOME

Total Comprehensive Income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$27,640	$28,260	$52,689	$53,391
Other comprehensive income:
- Unrealized investment gain/(loss)	(348)	97	(308)	130
- Unamortised acturial gain/(loss), net of tax	2	(341)	7	(348)
- Foreign currency translation adjustments	(567)	(10,149)	2,468	(1,512)

Total comprehensive income	$26,727	$17,867	$54,856	$51,661

9.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2011		2010
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,605	$0.66	41,508	$0.68
Potential dilutive effect of stock options and restricted stocks outstanding	91	(0.00)	72	(0.00)

Diluted earnings per share	41,696	$0.66	41,580	$0.68

	Six Months Ended June 30,
	2011		2010
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,592	$1.27	41,495	$1.29
Potential dilutive effect of stock options and restricted stocks outstanding	112	(0.01)	78	(0.01)

Diluted earnings per share	41,704	$1.26	41,573	$1.28

10.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$116,934	$99,263	$223,669	$186,033
KPO	24,490	18,919	48,033	37,840
e-Business	12,485	8,968	25,179	16,428
TeamSourcing	3,076	3,499	5,476	6,387

	156,985	130,649	302,357	246,688

Gross Profit:
Applications Outsourcing	37,428	33,834	69,810	64,853
KPO	13,832	11,761	26,772	25,017
e-Business	4,304	3,884	8,898	7,248
TeamSourcing	1,221	2,087	2,117	3,687

	56,785	51,566	107,597	100,805

Selling, general and administrative expenses	27,781	19,114	52,404	41,362

Income from operations	$29,004	$32,452	$55,193	$59,443

During the three and six months ended June 30, 2011, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $42.1 million and $26.9 million, respectively, during the three months ended June 30, 2011, contributing approximately 26.8% and 17.1%, respectively of total consolidated revenues. Approximately 99% revenue from American Express Corp. was generated in the Application Outsourcing segment & one percent in KPO segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% in the Application Outsourcing segment. The corresponding revenues for the three months ended June 30, 2010 from American Express Corp and State Street Bank was $30.3 million and $21.0 million, respectively, contributing approximately 23.2% and 16.1%, respectively, of total consolidated revenues. During the six months ended June 30, 2011, revenue from American Express Corp. and State Street Bank was $78.9 million and $52.8 million, respectively, contributing approximately 26.1% and 17.5%, respectively, of total consolidated revenues. Approximately 99% revenue from American Express Corp. was generated in the Application Outsourcing segment and one percent in KPO segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% in the Application Outsourcing segment. The corresponding revenues for the six months ended June 30, 2010 from American Express Corp. and State Street Bank was $55.9 million and $42.1 million respectively, contributing approximately 22.6% and 17.1%, respectively, of total consolidated revenues. At June 30, 2011 and December 31, 2010, accounts receivable from American Express Corp. were $18.4 million and $15.6 million, respectively. Accounts receivable from State Street Bank were $13.0 million and $11.7 million, respectively, as at June 30, 2011 and December 31, 2010.

11.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	144,016	120,880	278,392	229,170
India	798	364	1,341	814
Europe (3)	11,589	8,856	21,594	15,779
Rest of the World	582	549	1,030	925

Total revenue	156,985	130,649	302,357	246,688

	As on June, 30 2011	As on Dec, 31 2010

	(in thousands)
Long-Lived Assets (4)
North America (2)	1,633	1,818
India	126,451	101,145
Europe (3)	101	50

Total	128,185	103,013

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location

2.	Primarily relates to operations in the United States

3.	Primarily relates to operations in the United Kingdom

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	0.5%	0.1%	0.3%
Foreign effective tax rates different from US statutory rate	(14.4%)	(17.7%)	(13.5%)	(19.2%)
Tax reserve	—	—	—	—
Others, net	0.0%	0.1%	0.0%	0.1%

Effective Income Tax Rate	20.9%	17.9%	21.6%	16.2%

During the three months ended June 30, 2011 and 2010, the effective income tax rates were 20.9% and 17.9%, respectively. During the six months ended June 30, 2011 and 2010, the effective income tax rates were 21.6% and 16.2%, respectively. The tax rate for the six months ended June 30, 2011 was impacted due to the effective tax rate impact for certain offshore facilities going out of tax holiday effective April 1, 2011.

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

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2006-07 pending at various levels of tax authorities. Financial year 2007-08 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2004-05 and onwards.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the quarter ended June 30, 2011, the Company recognized interest of approximately $0.07 million. The Company had accrued approximately $0.51 million and $0.39 million for interest and penalties as of June 30, 2011 and December 31, 2010, respectively.

For the financial years 1995-96, 1998-99 1999-2000 and 2001-02 , the Income Tax Appellate Tribunal (”ITAT”) has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 23, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. Syntel Limited has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, Syntel Limited has reversed the provision of uncertain tax liability of $0.87M.

The liability for unrecognized tax benefits was $22.67 million and $19.71 million, as of June 30, 2011 and December 31, 2010, respectively.

The Company has paid income taxes of $19.46 million and $16.64 million against the liabilities for unrecognized tax benefits of $22.67 million and $19.71 million, as of June 30, 2011 and December 31, 2010, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.46 million and potential tax disputes of $8.35 million could change in the next twelve months as litigations and global tax audits progress. The examination of a particular potential tax dispute of $3.39 million is due by December 31, 2011. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel KPO units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the quarter ended June 30, 2011, Syntel started a KPO SEZ unit in Mumbai.

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

Syntel Limited had not provided for disputed Indian income tax liabilities amounting to $2.01 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million provided for uncertain income tax positions during the year 2007. During the quarter ended

June 30, 2011, Company has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, disputed Indian income tax liabilities reduced to $1.52M and reversed provision of uncertain tax liability of $0.04M. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the ITAT and the matter stands in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing tax appeal on July 23, 2009. The Income Tax Department has not filed further appeal before the Supreme Court of India. A similar appeal filed by Syntel Limited with the Commissioner of Income Tax (Appeals) (”CIT(A)”) for the financial year 1999-2000 was, however, dismissed in March 2004. Syntel Limited has appealed this decision with the ITAT. During the year 2007, Syntel Limited received a favorable order from the ITAT on this appeal. The Income Tax Department filed a further appeal before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 23, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India.

Syntel Limited had also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel Limited was partially upheld for the other years. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel Limited has received a favorable order from ITAT. The Income Tax Department has filed further appeals before the Bombay High Court for the financial years 1996-97, 1997-98 and 2000-01. The Bombay High Court has dismissed the Income Tax Department appeal and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.63 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.03 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are scheduled for hearing before ITAT on October 18, 2011.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax Department’s appeal was rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax Department Appeal for the financial year 2004-05 is scheduled for a hearing before the Bombay High Court on August 10, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to particular tax position and the Company has filed an appeal with the CIT(A).

Syntel Limited has provided for a tax liability amounting to $3.11 million in the books for the financial years 1996-97 to 2006-07, (except for financial year 1998-99, financial year 1999-2000, financial year 2001-02 and financial year 2004-05) on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 23, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. Syntel Limited has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, Syntel Limited has reversed the provision of uncertain tax liability of $0.83M.

For the financial years 1996-97 to 1997-98 and 2000-01, the Company has received a favorable order from the ITAT, wherein the contention of the Company was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT had given a specific finding which was based on facts. The Income Tax Department has filed a review petition before the Bombay High Court on June 2, 2010. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department appeal has been dismissed by ITAT and the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). The Income Tax Department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax Department’s appeal has been rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. The appeal is scheduled for a hearing before Bombay High Court on August 10, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, a tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010.

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

Syntel Limited has provided and paid FBT on expenses incurred outside India. However, Syntel Limited contested with the Income Tax Department that no FBT shall be paid on expenses incurred outside India. The Income Tax Department has not issued notice for a FBT assessment of financial year 2007-08 and financial year 2008-09, and the time of issuing notice expired on September 30, 2010. However, the period for issuing notice expired on March 31, 2011. The Company has received a FBT refund along with interest for financial year 2008-09 and expects to receive a FBT refund for financial year 2007-08. The issuing intimation and assessment expired by limitation on March 31, 2011. Accordingly, Syntel has reversed the provision for FBT of $1.06 million including FBT of $0.86 million on expenses incurred outside India.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe Limited has incurred losses of $0.67 million and $0.83 million for the year ended December 31, 2010 and for the six months ended June 30, 2011, respectively. As per UK tax laws, carrying back of tax losses against profits of the previous 12 months are allowed. Accordingly, Syntel Europe Limited has carried back the tax losses which are expected to result in a refund claim of $ 0.19 million and $0.23 million for year ended December 31, 2010 and for six months ended June 30, 2011, respectively.

Syntel Indian entities have received several orders for assessments of the withholding tax compliances in India. These assessments were completed without giving an opportunity of being heard by the Income Tax Department to the Indian entities and orders are not supported by reason. The aggregate liability of non payment of taxes withheld including the interest demanded aggregates to about $1.59 million. Management is confident of the compliances made and do not have any reason to believe that the demand of the Department will sustain. Accordingly no provision has been made in the books for the quarter ended June 30, 2011.

Undistributed earnings of foreign subsidiaries

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all eligible undistributed earnings of foreign subsidiaries as of June 30, 2011, the Company would have accrued taxes of approximately $189.6 million.

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

Further to our reply and information filed earlier, Syntel India has recevied a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is persuing for the closure of the balance audit objections of approximately $0.85 million.

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

For certain options granted during 1997, the exercise price was less than the fair value of the Company's stock on the date of grant and accordingly, compensation expense is being recognized over the vesting period for such difference. For the options granted thereafter, the Company grants the options at the fair market value on the date of grant of the options.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended June 30, 2011 and 2010 was $0.60 million and $0.43 million including a charge for restricted stock. For the six months ended June 30, 2011 and 2010, the share-based compensation expense recognized was $1.25 million and $0.50 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2010 and during the six months ended June 30, 2011, the Company issued restricted stock awards of 209,358 and 9,614, respectively, to its non-employee directors and some employees as well as to some employee of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the three months ended June 30, 2011 and 2010, the Company expensed $0.60 million and $0.43 million, respectively, as compensation on account of the above stock grants. During the six months ended June 30, 2011 and 2010, the Company expensed $1.25 million and $0.52 million, respectively, as compensation on account of the above stock grants.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010 and for the six months ended June 30, 2011 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenues	$173	$107	$315	$115
Selling, general and administrative expenses	423	324	931	381

	$596	$431	$1,246	$496

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2011 and 2010, were none and for the six months ended June 30, 2011 and 2010 was none and $0.58 million, respectively. New shares were issued for all options exercised during the six months ended June 30, 2011.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2011	2010
Assumptions:
Risk free interest rate	1.71%	1.88%
Expected life	5.00	5.00
Expected volatility	58.88%	60.45%
Expected dividend yield	0.41%	0.71%

The Company’s computation of expected volatility for the six months ended June 30, 2011 and 2010 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under the Company equity incentive plans for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,473	$5.01
Granted	—	—
Exercised	325	5.00
Forfeited	—	—
Expired / Cancelled	5,148	5.01

Outstanding at June 30, 2011	—	$—	—	$—

Options Exercisable at June 30, 2011	—	$—	—	$—

No options were granted during the three months ended June 30, 2011 and 2010. The aggregate fair value of shares vested during the six months ended June 30, 2011 and 2010 was $0.02 and $0.67 million, respectively.

14.	VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $2.4 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $4.4 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively.

The amounts accrued for unutilized earned leave are $17.4 million and $14.5 million as of June 30, 2011 and December 31, 2010, respectively, and are included within ’Accrued payroll and related costs’.

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

The Company’s KPO services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 14.7% and 13.9% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively and 15.1% and 14.8% for the six months ended June 30, 2011 and 2010, respectively.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents Money Market Funds	$18.5	—	—	$18.5
Short Term Investments- Available for Sale Securities	20.3	—	—	20.3
Fair value of foreign exchange forward contracts	—	0.6	—	0.6

Total Assets measured at fair value	$38.8	0.6	—	$39.4

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents Money Market Funds	$23.3	—	—	$23.3
Short Term Investments- Available for Sale Securities	33.3	—	—	33.3
Fair value of foreign exchange forward contracts	—	1.0	—	1.0

Total Assets measured at fair value	$56.6	1.0	—	$57.6

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

In addition to the above the following table summarizes the term deposits with various banks outstanding as at June 30, 2011 and December 31, 2010.

	(In Millions)
	As at June 30, 2011	As at December 31, 2010
Balance Sheet Item
Cash & Cash Equivalents	$32.3	$20.0
Short Term Investments	186.6	175.4
Non Current Assets	0.03	0.1

Total	$218.93	$195.5

17.	Investment in Medivo Inc.

The Company has agreed to invest $125,000 in a Convertible Debt Promissory Note of Medivo, Inc. (“Medivo”), a Delaware corporation. $75,000 of the investment was made in cash on July 6, 2011 and $50,000 will be made in kind through efforts made under Master Services Agreement (“MSA”) executed with Medivo. The in-kind portion will be made over time as per the terms of the MSA. The Letter of Intent (“LOI”) and MSA for the same were signed on July 1, 2011. The note pays 6% interest per annum which is payable quarterly for two years and will be converted to Medivo common stock based on a 30% discount during Medivo’s next round of financing. In case there is no next round, the note will undergo automatic conversion to common stock at a pre-money valuation of $10,000,000 at the two year anniversary. The Convertible Debt Promissory Note is unsecured and will be deployed for sales and marketing activities at Medivo. Such debt offered will not be registered under the Securities Act of 1933. As of July 1, 2011, there were no efforts made under the in-kind portion of the investment.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB's new IFRS 13, Fair Value Measurement. Issuing this standard completes a major project of the Boards’ joint work to improve and converge IFRS and U.S. GAAP. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The requirements of this ASU and its impact on the Company are being evaluated.

In June, 2011, the FASB issued Accounting Standards Update No. 2011-05- Presentation of Comprehensive Income – increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The requirements of this ASU and its impact on the Company are being evaluated.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended June 30, 2011 increased to $157.0 million from $130.6 million for the three months ended June 30, 2010, representing a 20.2% increase. Net revenues for the six months ended June 30, 2011 increased to $302.4 million from $246.7 million for the six months ended June 30, 2010, representing a 22.6% increase. The increase in revenue was primarily due to additional business. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail and Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. Syntel’s focus is to continue investments in more new offerings and geographic expansion. Worldwide billable headcount as of June 30, 2011 increased by 19.6% to 12,911 employees as compared to 10,793 employees as of June 30, 2010. The increase in revenues is commensurate with the growth in billable headcount. As of June 30, 2011, the Company had approximately 79.9% of its billable workforce in India as compared to 78.4% as of June 30, 2010. The Company’s top five clients accounted for 63.5% of the total revenues in the three months ended June 30, 2011, up from 58.9% of its total revenues in the three months ended June 30, 2010. The Company’s top five clients accounted for 63.6% of the total revenues in the six months ended June 30, 2011, up from 59.3% of its total revenues in the six months ended June 30, 2010. Moreover, the Company’s top 10 clients accounted for 76.8% of the total revenues in the three months ended June 30, 2011 as compared to 74.2% in the three months ended June 30, 2010. The Company’s top 10 clients accounted for 77.1% of the total revenues in the six months ended June 30, 2011 as compared to 74.8% in the six months ended June 30, 2010.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 63.8% of total revenues for the three months ended June 30, 2011, from 60.5% for the three months ended June 30, 2010. The 3.3% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation. The cost of revenues increased to 64.4% of total revenues for the six months ended June 30, 2011, from 59.1% for the six months ended June 30, 2010. The 5.3% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees and rupee appreciation.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $116.9 million for the three months ended June 30, 2011 or 74.0% of total revenues, from $99.3 million, or 76.0% of total revenues for the three months ended June 30, 2010. The $17.6 million increase was attributable primarily to revenues from new engagements contributing $81.9 million, largely offset by $56.2 million in lost revenues as a result of project completion and $8.1 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2011 increased to $223.7 million, or 74.0% of total revenues, from $186.0 million or 75.4% of total revenues for the six months ended June 30, 2010. The $37.7 million increase for the six months ended June 30, 2011 was attributable primarily to revenues from new engagements of $147.5 million, largely offset by $61.3 million in lost revenues as a result of project completion and $48.5 million net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 68.0% of total Applications Outsourcing revenues for the three months ended June 30, 2011, from 65.9% for the three months ended June 30, 2010. The 2.1% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation. Cost of revenues for the six months ended June 30, 2011 increased to 68.8% of total Applications Outsourcing revenues, from 65.1% for the six months ended June 30, 2010. The 3.7% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation.

KPO Revenues. KPO revenues increased to $24.5 million for the three months ended June 30, 2011, or 15.6% of total revenues, from $18.9 million, or 14.5% of total revenues for the three months ended June 30, 2010. The $5.6 million increase was attributable primarily to revenues from new engagements contributing $5.7 million and $0.3 million net increase in revenues from existing projects, largely offset by $0.4 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2011 increased to $48.0 million, or 15.9% of the total revenues, from $37.8 million or 15.3% of the total revenues for the six months ended June 30, 2010. The $10.2 million increase was attributable primarily to revenues from new engagements contributing $10.9 million, largely offset by $0.7 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended June 30, 2011 increased to 43.5% of KPO revenues from 37.8% for the three months ended June 30, 2010. The 5.7% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore employees and rupee appreciation. Cost of revenues for the six months ended June 30, 2011 increased to 44.3% of KPO revenues, from 33.9% for the six months ended June 30, 2010. The 10.4% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was attributable primarily to better utilization of resources and cost rationalization partly offset by rupee appreciation and increase in other expenses.

e-Business Revenues. E-Business revenues increased to $12.5 million for the three months ended June 30, 2011, or 8.0% of total revenues, from $9.0 million, or 6.9% of total revenues for the three months ended June 30, 2010. The $3.5 million increase was attributable primarily to revenues from new engagements contributing $7.8 million, largely offset by $2.5 million in lost revenues as a result of project completion and $1.8 million net decrease in revenues from existing projects. The revenues for the six months ended June 30, 2011 increased to $25.2 million, or 8.3% of total revenues, from $16.4 million or 6.7% of total revenues for the six months ended June 30, 2010. The $8.8 million increase for the six months ended June 30, 2011 was attributable principally to a $10.0 million increases in revenues from new engagements and $3.5 million of net increase in revenues from existing customers, largely offset by $4.7 million in lost revenues as a result of project completion.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues increased to 65.5% of total e-Business revenues for the three months ended June 30, 2011, from 56.7% for the three months ended June 30, 2010. The 8.8% increase in cost of revenues as a percent of e-Business revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is principally attributable to increases in headcount, salary increments for offshore employees and rupee appreciation. Cost of revenues for the six months ended June 30, 2011 increased to 64.7% of total e-business revenues, from 55.9% for the six months ended June 30, 2010. The 8.8% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees and rupee appreciation.

TeamSourcing Revenues. TeamSourcing revenues decreased to $3.1 million for the three months ended June 30, 2011, or 2.0% of total revenues, from $3.5 million, or 2.7% of total revenues for the three months ended June 30, 2010. The $0.4 million decrease was attributable primarily to lost revenues as a result of project closure contributing $1.7 million and $0.3 million net decrease in revenues from existing projects, largely offset by increase in revenue from new engagements contributing $1.6 million. The revenues for the six months ended June 30, 2011 decreased to $5.5 million, or 1.8% of total revenues, from $6.4 million or 2.6% of total revenues for the six months ended June 30, 2010. The $0.9 million decrease for the six months ended June 30, 2011 was attributable principally to $2.6 million decrease in revenues from exising projects and $0.9 million decrease in revenue from project completion, largely offset by $2.6 million increase in revenues from new engagements.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues increased to 60.3% of TeamSourcing revenues for the three months ended June 30, 2011, from 40.4% for the three months ended June 30, 2010. Cost of revenues for the six months ended June 30, 2011 increased to 61.3% of total TeamSourcing revenues, from 42.3% for the six months ended June 30, 2010. Both the 19.9% and 19.0% increased in TeamSourcing cost of revenues, as a percent of TeamSourcing revenues, is attributable primarily to lower utilization of resources.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2011 were $27.8 million or 17.7% of total revenues, compared to $19.1 million or 14.6% of total revenues for the three months ended June 30, 2010.

Selling, general and administrative costs for the three months ended June 30, 2011 were impacted by an increase in revenue by $26.3 million having resulting in a 3.6 percentage decrease in selling, general and administrative expenses as a percentage of total revenue.

The said decrease was partially offset by an increases in compensation and benefits of $1.9 million, facility costs of $2.7 million, corporate expenses of $1.7 million, foreign exchange loss of $1.9 million and depreciation and amortization of $0.8 million partially offset by decreases in travel & relocation costs of $0.1 million and other expenses of $0.2 million which has resulted in an approximately 6.7 percentage net increase.

Selling, general, and administrative expenses for the six months ended June 30, 2011 were $52.4 million or 17.3% of total revenues, compared to $41.4 million or 16.8% of total revenues for the six months ended June 30, 2010.

Selling, general and administrative costs for the six months ended June 30, 2011 were impacted by an increase in revenue by $55.7 million having resulting in a 3.9 percentage decrease in selling, general and administrative expenses as a percentage of total revenue.

The said decrease was partially offset by an increases in compensation costs of $3.5 million, training & recruitment cost of $0.2 million, corporate expenses of $2.6 million, facility costs of $4.6 million and depreciation and amortization of $1.1 million due to new facility started during the period partially offset by decrease in travel & relocation costs of $0.2 million, foreign exchange loss of $0.1 million and other expenses of $0.7 million which has resulted in an approximately 4.4 percentage net increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended June 30, 2011 was $5.9 million or 3.8% of total revenues, compared to $2.0 million or 1.5% of total revenues for the three months ended June 30, 2010. The increase in other income of $3.9 million was attributable to: increase in interest income of $2.6 million, gains on forward contracts by $0.6 million and gain on sale of mutual funds of $0.7 million.

Other income for the six months ended June 30, 2011 was $12.0 million or 4.0% of total revenues, compared to $4.2 million or 1.7% of total revenues for the six months ended June 30, 2010. The increase in other income of $7.8 million was attributable to: increase in interest income of $4.9 million, gains on forward contracts of $1.7 million, gain on sale of forward contract of $1.0 million and miscellaneous receipt of $0.1 million.

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

During the three months ended June 30, 2011 and 2010, the effective income tax rates were 20.9% and 17.9%, respectively. During the six months ended June 30, 2011 and 2010, the effective income tax rates were 21.6% and 16.2%, respectively. The tax rate for the six months ended June 30, 2011 was impacted due to the effective tax rate impact for certain offshore facilities going out of tax holiday effective April 1, 2011.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased to $87.7 million at June 30, 2011 from $92.0 million at June 30, 2010.

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

Net cash generated by operating activities was $40.9 million for the six months ended June 30, 2011. This includes a reduction of $13.8 million related to a increase in net accounts receivable. The net cash generated by operating activities was $33.7 million for the six months ended June 30, 2010. The number of days sales outstanding in net accounts receivable were approximately 56 days as of June 30, 2011 and 2010.

Net cash used in investing activities was $28.3 million for the six months ended June 30, 2011, consisting principally of $31.2 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Leasehold land at Tirunelveli, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $157.2 million, largely offset by $160.1 million from the sale of short term investments. Net cash used in investing activities was $23.6 million for the six months ended June 30, 2010, consisting principally of $8.9 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $215.2 million, largely offset by $200.5 million from the sale of short term investments.

Net cash used in financing activities was $5.0 million for the six months ended June 30, 2011, consisting principally of $5.0 million in dividends paid out during the six months. Net cash used in financing activities was $4.4 million for the six months ended June 30, 2010, consisting principally of $5.0 million in dividends paid out, partially offset by proceeds of $0.6 million from the issuance of shares under the Company’s employee stock option plan exercised during the six months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2011. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at June 30, 2011 or December 31, 2010.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2011 and 2010 revenues from time and material contracts constituted 62% and 54% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2011 and 2010, revenues from fixed price application management and support engagements constituted 24% and 35% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2011 and 2010, revenues from fixed price development contracts constituted 14% and 11% of total revenues, respectively.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30, 2011	December 31, 2010
	(in thousands)
ASSETS

Cash and cash equivalents	$87,656	$78,505
Short term investments	206,941	208,695

Total	$294,597	$287,200

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

During the three months ended June 30, 2011, the Indian rupee has appreciated against the U.S. dollar by 1.30% as compared to the three months ended March 31, 2011. This rupee appreciation unfavorably impacted the Company’s gross margin by 42 basis points, operating income by 58 basis points and net income by 55 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 52.7% and 73.5% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended June 30, 2011, but these contracts do not have a material impact on the financial statements.

The Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank, during the quarter ended June 30, 2011, the Company did not enter into new foreign exchange forward contacts. The Company considers the risks of non-performance by the counter party is not material. Aggregate contracted principal amounts of contracts outstanding amounted to $30.0 million as of June 30, 2011. The outstanding foreign exchange forward contracts as of June 30, 2011 mature in six months. The fair value of the foreign exchange forward contracts of $0.63 million is reflected in other current assets in the balance sheet of the Company as at June 30, 2011. Net Gains/(Losses) on foreign exchange forward contracts are included under the heading other income in the statement of income for the three months ended June 30, 2011 amounted to $0.39 million.

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

SYNTEL, INC.

Date: August 5, 2011	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President

Date: August 5, 2011	/s/ Arvind Godbole
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