Form 10-Q
period 2011-09-30
SYNTEL INC
filed 2011-11-04
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Common Stock, no par value: 41,823,268 shares issued and outstanding as of October 31, 2011.

SYNTEL, INC.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS,EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Net revenues	$167,627	$140,545	$469,984	$387,233
Cost of revenues	100,893	84,881	295,653	230,764

Gross profit	66,734	55,664	174,331	156,469
Selling, general and administrative expenses	36,679	24,924	89,083	66,286

Income from operations	30,055	30,740	85,248	90,183
Other income, principally interest	1,632	4,876	13,674	9,118

Income before income taxes	31,687	35,616	98,922	99,301
Income tax expense	5,480	5,177	20,026	15,471

Net income	$26,207	$30,439	$78,896	$83,830

Dividend per share	$0.06	$0.06	$0.18	$0.18
EARNINGS PER SHARE:
Basic	$0.63	$0.73	$1.90	$2.02
Diluted	$0.63	$0.73	$1.89	$2.02
Weighted average common shares outstanding:
Basic	41,640	41,537	41,608	41,509
Diluted	41,724	41,618	41,710	41,588

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$89,172	$78,505
Short term investments	212,083	208,695
Accounts receivable, net of allowances for doubtful accounts of $2,547 and $3,090 at September 30, 2011 and December 31, 2010 respectively	83,369	75,873
Revenue earned in excess of billings	15,664	5,329
Deferred income taxes and other current assets	56,615	43,705

Total current assets	456,903	412,107
Property and equipment	192,613	171,445
Less accumulated depreciation and amortization	75,282	69,338

Property and equipment, net	117,331	102,107
Goodwill	906	906
Non current Term Deposits with Banks	28	66
Deferred income taxes and other non current assets	29,163	30,931

TOTAL ASSETS	$604,331	$546,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$12,366	$10,071
Accrued payroll and related costs	40,377	40,736
Income taxes payable	6,226	2,291
Accrued liabilities	34,271	16,561
Deferred revenue	7,323	9,783
Dividends payable	2,741	2,752

Total current liabilities	103,304	82,194
Other non current liabilities	14,021	12,453

TOTAL LIABILITIES	117,325	94,647

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	487,006	451,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$604,331	$546,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated Other Comprehensive Income
	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Unrealized Investment Gain	Unamortised Acturial Gain/(Loss)	Foreign Currency Translation Adjustment	Total Shareholdrs’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	41,498	$1	244	$11,008	$67,420	$371,626	$419	$(402)	$1,398	$451,470
Net income						78,896				78,896
Other comprehensive income (loss), net of tax							(126)	43	(37,742)	(37,825)

Total Comprehensive Income										41,071
Stock options activity					2					2
Restricted stock activity	69		23	1,949						1,949
Dividends						(7,486)				(7,486)

Balance, September 30, 2011	41,567	$1	267	$12,957	$67,422	$443,036	$293	$(359)	$(36,344)	$487,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,896	$83,830
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,783	10,815
Bad debt provisions	28	34
Realized gains on sales of short term investments	(1,901)	(849)
Deferred income taxes	(4,490)	(6,058)
Compensation expense related to restricted stock	1,949	1,301
Adjustment related to the uncertain tax positions and other tax credits	(1,470)	(500)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(32,651)	(36,118)
Other assets	(8,878)	24,043
Accrued payroll and other liabilities	30,021	13,598
Deferred revenue	(1,997)	1,718

Net cash provided by operating activities	72,290	91,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(37,445)	(13,541)
Purchase of mutual funds	(182,576)	(230,761)
Purchase of term deposits with banks	(91,077)	(110,261)
Proceeds from sales of mutual funds	181,027	236,649
Maturities of term deposits with banks	72,323	32,455

Net cash used in investing activities	(57,748)	(85,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2	831
Dividends paid	(7,495)	(7,458)

Net cash used in financing activities	(7,493)	(6,627)

Effect of foreign currency exchange rate changes on cash	3,618	(555)

Change in cash and cash equivalents	10,667	(827)
Cash and cash equivalents, beginning of period	78,505	87,822

Cash and cash equivalents, end of period	$89,172	$86,995

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,494	$2,489
Cash paid for income taxes	9,266	12,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2011, the results of their operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The year-end condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

5. STOCK-BASED EMPLOYEE COMPENSATION PLANS

The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The benefits of tax deductions in excess of recognized compensation expense, if any, is reported as a financing cash flow.

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

During the quarter ended September 30, 2011, the Company entered into foreign exchange forward contracts with a notional amount of $55.0 million and with maturity dates of one to four months. During the quarter ended September 30, 2011, contracts amounting to $10.0 million expired. At September 30, 2011, foreign exchange forward contracts amounting to $75.0 million were outstanding. The fair value of the foreign exchange forward contracts of $4.41 million is reflected in other current libilities in the balance sheet of the Company as at September 30, 2011. During the quarter ended September 30, 2011, forward contract loss of $3.39 million, pertaining to direct client related contracts is recorded as negative other income and forward contract loss of $2.40 million, pertaining to intercompany related contracts is recorded as other comprehensive income/(loss).

During the quarter ended September 30, 2011, the Company did not enter into currency option contracts.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At September 30, 2011 and December 31, 2010, approximately $24.4 million and $23.3 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less held with Bank of India, Punjab National Bank and ICICI Bank were $26.9 million and $20.0 million as at September 30, 2011 and December 31, 2010, respectively. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

The Company had a line of credit with JP Morgan Chase Bank NA, which provided for borrowings up to $20.0 million, expire on August 31, 2011. This line of credit was extended to August 31, 2012 in the quarter ended September 30, 2011. Interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and of each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at September 30, 2011 or December 31, 2010.

8. COMPREHENSIVE INCOME/(LOSS)

Total Comprehensive Income/(Loss) for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$26,207	$30,439	$78,896	$83,830
Other comprehensive income:
- Unrealized investment gain/(loss)	182	62	(126)	192
- Unamortised acturial gain/(loss), net of tax	36	(4)	43	(352)
- Foreign currency translation adjustments	(40,211)	15,348	(37,742)	13,836

Total comprehensive income/(loss)	$(13,786)	$45,845	$41,071	$97,506

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

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2011		2010
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,640	$0.63	41,537	$0.73
Potential dilutive effect of stock options and restricted stocks outstanding	84	(0.00)	81	(0.00)

Diluted earnings per share	41,724	$0.63	41,618	$0.73

	Nine months Ended September 30,
	2011		2010
	Weighted Average Shares	Earnings per Shares	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,608	$1.90	41,509	$2.02
Potential dilutive effect of stock options and restricted stocks outstanding	102	(0.01)	79	(0.00)

Diluted earnings per share	41,710	$1.89	41,588	$2.02

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$126,233	$106,349	$349,902	$292,382
KPO	24,271	20,957	72,304	58,797
e-Business	13,498	10,384	38,677	26,812
TeamSourcing	3,625	2,855	9,101	9,242

	167,627	140,545	469,984	387,233

Gross Profit:
Applications Outsourcing	45,764	38,143	115,574	102,996
KPO	14,155	13,023	40,927	38,040
e-Business	5,444	3,420	14,342	10,668
TeamSourcing	1,371	1,078	3,488	4,765

	66,734	55,664	174,331	156,469

Selling, general and administrative expenses	36,679	24,924	89,083	66,286

Income from operations	$30,055	$30,740	$85,248	$90,183

During the three and nine months ended September 30, 2011, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $44.8 million and $27.9 million, respectively, during the three months ended September 30, 2011, contributing approximately 26.7% and 16.6%, respectively of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 73% of the revenue from State Street Bank was generated in the KPO segment and 27% in the Application Outsourcing segment. The corresponding revenue for the three months ended September 30, 2010 from

American Express Corp. and State Street Bank was $34.5 million and $22.8 million, respectively, contributing approximately 24.5% and 16.2%, respectively, of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 78% of the revenue from State Street Bank was generated in the KPO segment, 21% in the Application Outsourcing segment and one percent in e-Business. During the nine months ended September 30, 2011, revenue from American Express Corp. and State Street Bank was $123.7 million and $80.7 million, respectively, contributing approximately 26.3% and 17.2%, respectively, of total consolidated revenues. During the nine months ended September 30, 2010, revenue from State Street Bank and American Express Corp. was $90.3 million and $64.9 million, respectively, contributing approximately 23.3% and 16.8%, respectively, of total consolidated revenues. At September 30, 2011 and December 31, 2010, accounts receivable from American Express Corp. were $17.8 million and $15.6 million, respectively. Accounts receivable from State Street Bank were $10.0 million and $11.7 million, respectively, as at September 30, 2011 and December 31, 2010.

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	155,833	129,845	434,226	359,016
India	776	457	2,117	1,271
Europe (3)	10,538	9,482	32,132	25,261
Rest of the World	480	761	1,509	1,685

Total revenue	167,627	140,545	469,984	387,233

	As on September 30,	As on December 31,
	2011	2010
	(in thousands)
Long-Lived Assets (4)
North America (2)	1,645	1,818
India	116,496	101,145
Europe (3)	96	50

Total	118,237	103,013

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location
2.	Primarily relates to operations in the United States
3.	Primarily relates to operations in the United Kingdom
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.7%)	0.2%	(0.1%)	0.2%
Foreign effective tax rates different from U.S. statutory rate	(15.1%)	(19.3%)	(13.2%)	(19.2%)
Tax reserve	(1.9%)	(1.4%)	(1.5%)	(0.5%)
Others, net	0.0%	—	0.0%	0.1%

Effective Income Tax Rate	17.3%	14.5%	20.2%	15.6%

During the three months ended September 30, 2011 and 2010, the effective income tax rates were 17.3% and 14.5%, respectively. During the nine months ended September 30, 2011 and 2010, the effective income tax rates were 20.2% and 15.6%, respectively.

The tax rate for the three months ended September 30, 2011 was positively impacted by the reversals of tax provisions and tax reserves of $1.8 million, no longer required.

Out of the above reversals, $1.2 million was related to the true up of tax provisions, pursuant to finalization of the tax compuation for filing tax returns of Syntel Limited and Syntel International Private Limited. True up of tax provision of approximately $0.9 million in Syntel Limited and of $0.3 million in Syntel International Private Limited had arisen on account of finalizaton of the actual numbers of Unit-locationwise profitability, wage reconciliations, meal disallowances etc., as against the amounts estimated earlier for the tax provisions.

Further,a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts in Syntel Global Private Limited (“SGPL”). The valuation allowance was reversed based on the continued profitability trend and the estimated future profitability of SGPL.

Additionally, the tax rate for the nine months ended September 30, 2011 was positively impacted by the reversal of provision of uncertain tax liability of $0.87 million in June 30, 2011 and was adversely impacted due to the effective tax rate impact of tax holidays ceasing to be available to certain offshore facilities effective April 1, 2011.

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

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2006-07 pending at various levels of Indian tax authorities. Financial year 2007-08 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2004-05 and onwards.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the quarter ended September 30, 2011, the Company recognized interest of approximately $0.11 million. The Company had accrued approximately $0.57 million and $0.39 million for interest and penalties as of September 30, 2011 and December 31, 2010, respectively.

For the financial years 1995-96, 1998-99 1999-2000 and 2001-02, the Income Tax Appellate Tribunal (“ITAT”) has decided a disputed tax matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India. Syntel Limited reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, during the quarter ended June 30, 2011, Syntel Limited reversed the provision of uncertain tax liability of $0.87 million.

The liability for unrecognized tax benefits was $22.04 million and $19.71 million, as of Septmber 30, 2011 and December 31, 2010, respectively.

The Company has paid income taxes of $18.88 million and $16.64 million against the liabilities for unrecognized tax benefits of $22.04 million and $19.71 million, as of September 30, 2011 and December 31, 2010, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.34 million and potential tax disputes of $7.55 million could change in the next twelve months as the court cases and global tax audits progress. The examination of a particular potential tax dispute of $3.42 million is due by December 31, 2011. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in a SEZ, as an Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOUs and certain units located in a SEZ are exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ that are operational after April 1, 2005 are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

Six software units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One software unit located at Mumbai has completed its first five years of 100% exemption from payment of corporate income tax and effective April 1, 2007, 50% of the profits of the said unit would only be eligible for tax exemption. Further, three more software units located at Mumbai have completed their first five years of 100% exemption from payment of corporate income taxes effective April 1, 2008, 50% of the profits of the said units would only be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the quarter ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai.

Syntel KPO units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the unit until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the quarter ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai.

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

Syntel Limited had not provided for disputed Indian income tax liabilities amounting to $2.09 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million provided for uncertain income tax positions during the year 2007. During the quarter ended June 30, 2011, the Company has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, disputed Indian income tax liabilities were reduced to $1.39M and the Company reversed a provision of uncertain tax liability of $0.04M. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the ITAT and the matter stands in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed further appeal before the Supreme Court of India. A similar appeal filed by Syntel Limited with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1999-2000 was, however, dismissed in March 2004. Syntel Limited has appealed this decision with the ITAT. During the year 2007, Syntel Limited received a favorable order from the ITAT on this appeal. The Income Tax Department filed a further appeal before the Bombay High Court. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India.

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

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $5.15 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.02 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year 2001-02 by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are scheduled for hearing before ITAT on December 15, 2011.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax Department’s appeal was rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax Department Appeal for the financial year 2004-05 is scheduled for a hearing before the Bombay High Court on November 16, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to particular tax position and the Company has filed an appeal with the CIT(A). During the quarter ended September 30, 2011, the Company has received order for appeal filed with CIT (A) wherein, the contention of the Company is partially upheld. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department may file further appeal for the amounts allowed by the CIT (A).

Syntel Limited has provided for a tax liability amounting to $2.84 million in the books for the financial years 1996-97 to 2006-07, (except for financial year 1998-99, financial year 1999-2000, financial year 2001-02 and financial year 2004-05) on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India. During the quarter ended June 30, 2011, Syntel Limited has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, during the quarter ended June 30, 2011, Syntel Limited has reversed the provision of uncertain tax liability of $0.83M.

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

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department appeal has been dismissed by ITAT and the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05,the Income Tax Department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax Department’s appeal has been rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. The appeal is scheduled for a hearing before Bombay High Court on August 10, 2011. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, a tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010. During the quarter ended September 30, 2011, the Company has received order for appeal filed with CIT (A) wherein, the contention of the Company is partially upheld. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department may file further appeal for the amounts allowed by the CIT (A).

Fringe Benefit Tax (“FBT”) was introduced on April 1, 2005 as a tax on certain expenses calculated at predetermined rates on the expenses incurred and is payable at the enacted rates for a corporation (taxed @ 33.99% including surcharge, education cess and secondary & higher education cess). FBT is a separate section in the Indian income tax and is payable even by a corporation which is otherwise not liable to pay income taxes as per the Computation of Income. Accordingly, Indian entities had made provisions for FBT in the tax years April 1, 2005 to March 31, 2009. Since FBT is a tax on expenditure, the amounts are grouped along with the respective expense headings and not as tax expense. This is in line with industry practice.

Syntel Limited has provided and paid FBT on expenses incurred outside India. However, Syntel Limited contested with the Income Tax Department that no FBT should be paid on expenses incurred outside India. The Income Tax Department has not issued notice for a FBT assessment of financial year 2007-08 and financial year 2008-09. The Company received a FBT refund along with interest for financial year 2008-09 and expects to receive a FBT refund for financial year 2007-08. The time for issuing intimation and assessment expired by limitation on March 31, 2011. Accordingly, Syntel reversed the provision for FBT of $1.06 million including FBT of $0.86 million on expenses incurred outside India.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe Limited has incurred losses of $0.67 million and $1.18 million for the year ended December 31, 2010 and for the nine months ended September 30, 2011, respectively. As per UK tax laws, carrying back of tax losses against profits of the previous 12 months are allowed. Accordingly, Syntel Europe Limited has carried back the tax losses which are expected to result in a refund claim of $ 0.19 million and $0.33 million for the year ended December 31, 2010 and for the nine months ended September 30, 2011, respectively.

Syntel Indian entities have received several orders for assessments of withholding tax compliances in India. These assessments were completed without the Syntel Indian entities being given an opportunity of being heard by the Income Tax Department and the orders are not supported by a reasonable interpretation of the relevant tax laws. The aggregate liability for non-payment of taxes withheld including the interest demanded aggregates to approximately $1.45 million. Management is confident of the compliances made and does not have any reason to believe that the demand of the Department will be sustained by a court. Accordingly no provision has been made for these assessments for the quarter ended September 30, 2011.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, the provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, approximate $3.99 million as of September 30, 2011.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. federal and state income tax or applicable dividend distribution tax has been provided thereon. If the Company had determined to repatriate all eligible undistributed earnings of foreign subsidiaries as of September 30, 2011, the Company would have accrued taxes of approximately $187.9 million.

Service Tax Audit

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai; the scope of the audit was to review transactions covered under the Central Excise and Customs Act and was conducted by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating the audit objections raised by the audit team. Most of the observations pertain to service tax and are for an amount of $3.85 million. Syntel India has filed a reply to the said notice and provided further information.

Syntel India has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against the Company. Based on the consultant’s advice, the Company will be in a position to defend the objections raised, and therefore no tax provision has been made.

Subsequent to the reply and information filed earlier, Syntel India has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel India is pursuing the closure of the balance of the audit objections in the amount of approximately $0.85 million.

13. Legal Expenses, Exposures and contingencies.

The Company and its subsidiaries are parties to legal proceedings which have arisen in the normal course of their activities. Although the amount of the Company’s ultimate liability, if any, with respect to these matters can not be determined with reasonable certainty, management, after consultation with legal counsel, believes that the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations and cash flows.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability.

During the three and nine months ended September 30, 2011, the company recorded a one-time, non-recurring charge to earnings to resolve all claims brought as part of an arbitration proceeding with a former client arising out of a 2004 engagement, which resulted in a onetime expense of net $12.6 million and an increase in revenue of approximately $0.96 million.

14. STOCK BASED COMPENSATION

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the three months ended September 30, 2011 and 2010 was $0.73 million and $0.78 million including a charge for restricted stock. For the nine months ended September 30, 2011 and 2010, the share-based compensation expense recognized was $1.95 million and $1.27 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2010 and during the nine months ended September 30, 2011, the Company issued restricted stock awards of 209,358 and 90,364, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010 and for the nine months ended September 30, 2011 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenues	$191	$204	$506	$319
Selling, general and administrative expenses	537	573	1,443	953

	$728	$777	$1,949	$1,272

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2011 and 2010, was none and $0.25 million respectively and for the nine months ended September 30, 2011 and 2010 was 0.002 million and $0.83 million, respectively. New shares were issued for all options exercised during the nine months ended September 30, 2011.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Nine months Ended September 30,
	2011	2010
Assumptions:
Risk free interest rate	0.93%	1.13%
Expected life	5.00	5.00
Expected volatility	58.50%	60.04%
Expected dividend yield	0.56%	0.54%

The Company’s computation of expected volatility for the nine months ended September 30, 2011 and 2010 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

The following table summarizes activity under the Company equity incentive plans for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,473	$5.01
Granted	—	—
Exercised	325	5.00
Forfeited	—	—
Expired / Cancelled	5,148	5.01

Outstanding at September 30, 2011	—	$—	—	$—

Options Exercisable at September 30, 2011	—	$—	—	$—

No options were granted during the three months ended September 30, 2011 and 2010. The aggregate fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $0.002 million and $1.26 million, respectively.

15. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.8 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively, and $6.2 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively.

The amounts accrued for unutilized earned leave are $17.5 million and $14.64 million as of September 30, 2011 and December 31, 2010, respectively, and are included within ‘Accrued payroll and related costs’.

16. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

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

The Company’s KPO services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three clients represented approximately 13.9% and 14.3% of the Company’s total revenues for three months ended September 30, 2011 and 2010, respectively and 14.7% and 14.6% for the nine months ended September 30, 2011 and 2010, respectively.

17. FAIR VALUE MEASUREMENTS

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

• Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2011:

		(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$24.4	—	—	$24.4
Short Term Investments-
Available for Sale Securities	33.8	—	—	33.8
Non Current Investments-
Available for Sale Securities			0.1	0.1
Fair value of foreign exchange forward contracts	—	(4.4)	—	(4.4)

Total Assets (liabilities) measured at fair value	$58.2	(4.4)	0.1	$53.9

Changes in Financial Instruments Measured at Level 3 Fair Value

The following tables present the changes during the period presented in our Level 3 financial instruments that are measured at fair value. The instrument consist of investment classified as available-for–sale with changes in fair value included in OCI.

(In Millions)	Corporate Notes	Total
Three Months Ended September 30, 2011
Balance, beginning of the period	$—	$—
Addition on July 6,2011	0.1	0.1
Total realized and unrealized gains (losses)
Included in other income (expenses)	—	—
Included in other comprehensive Income	—	—

Balance, end of period	$0.1	$0.1

Changes in unrealized gains (losses) included in other Income (expenses) related to assets held as of September 30, 2011.	$0	$0

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

		(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$23.3	—	—	$23.3
Short Term Investments-
Available for Sale Securities	33.3	—	—	33.3
Fair value of foreign exchange forward contracts	—	1.0	—	1.0

Total Assets measured at fair value	$56.6	1.0	—	$57.6

The value of each foreign exchange forward contract, at the end of each reporting period is calculated by using the forward contract rates published by Foreign Exchange Dealers’ Association of India (F.E.D.A.I). The difference between the current market forward price and the contracted forward price for each foreign exchange contract is calculated and applied to each outstanding contract. The market forward rates include a premium or a discount and the credit risk factor. The amounts are aggregated by type of contract and maturity.

Foreign currency option contracts are valued using third party valuation models based on market observable inputs, including general interest rate, market volatilities, credit risk, cash flow projections and size of the transaction.

In addition to the above the following table summarizes the term deposits with various banks outstanding as at September 30, 2011 and December 31, 2010.

	(In Millions)
Balance Sheet Item	As at September 30, 2011	As at December 31, 2010
Cash & Cash Equivalents	$26.9	$20.0
Short Term Investments	178.3	175.4
Non Current Assets	0.03	0.1

Total	$205.23	$195.5

18. Investment in Medivo Inc.

The Company has agreed to invest $125,000 in a Convertible Debt Promissory Note (“Note”) of Medivo, Inc. (“Medivo”), a Delaware corporation. $75,000 of the investment was made in cash on July 6, 2011 and $50,000 will be made in kind through efforts made under the Master Services Agreement (“MSA”) executed with Medivo. The in-kind portion will be made over time as per the terms of the MSA. The Letter of Intent (“LOI”) and the MSA were signed on July 1, 2011. The Note pays 6% interest per annum which is payable quarterly for two years and will be converted to Medivo common stock based on a 30% discount during Medivo’s next round of financing. In case there is no next round, the note will undergo automatic conversion to common stock at a pre-money valuation of $10,000,000 at the two year anniversary. The Note is unsecured and the cash investment will be deployed for sales and marketing activities at Medivo. The debt offered pursuant to the Note will not be registered under the Securities Act of 1933. As of September 30, 2011, there were no efforts made under the in-kind portion of the investment. The above investment has been classified as available for sale securities in the Company’s financial statements.

19. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles-Goodwill and other (Topic 350): When to perform step 2 of the Goodwill Impairment Test for Reporting Units with zero or negative carrying amounts” (ASU 2010-28). This Update provides guidance on how an entity with reporting units that have a zero or negative carrying amount shall consider qualitative factors in addition to the goodwill impairment Step 1 process to determine if Step 2 of the goodwill impairment process shall be completed. If the qualitative factors indicate that events or circumstances exist that indicate it is more likely than not that goodwill impairment exists, a Step 2 goodwill analysis is required even if Step 1 was passed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB’s new IFRS 13, Fair Value Measurement. Issuing this standard completes a major project of the Boards’ joint work to improve and converge IFRS and U.S. GAAP. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The requirements of this ASU and its impact on the Company are being evaluated.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05- Presentation of Comprehensive Income—increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The requirements of this ASU and its impact on the Company are being evaluated.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08- Intangibles- Goodwill and Other (Topic 350)- Testing Goodwill for Impairment. This ASU simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The requirements of this ASU and its impact on the Company are being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended September 30, 2011 increased to $167.6 million from $140.5 million for the three months ended September 30, 2010, representing a 19.3% increase. Net revenues for the nine months ended September 30, 2011 increased to $470.0 million from $387.2 million for the nine months ended September 30, 2010, representing a 21.4% increase. The increase in revenue was primarily due to additional business. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail and Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence services have a potential to contribute growth in the business. Syntel’s focus is to continue investments in more new offerings and geographic expansion. Worldwide billable headcount as of September 30, 2011 increased by 17.0% to 13,458 employees as compared to 11,499 employees as of September 30, 2010. The increase in revenues is commensurate with the growth in billable headcount. As of September 30, 2011, the Company had approximately 80.2% of its billable workforce in India as compared to 78.7% as of September 30, 2010. The Company’s top five clients accounted for 63.0% of the total revenues in the three months ended September 30, 2011, up from 60.7% of its total revenues in the three months ended September 30, 2010. The Company’s top five clients accounted for 63.4% of the total revenue in the nine months ended September 30, 2011, up from 59.8% of its total revenues in the nine months ended September 30, 2010. Moreover, the Company’s top 10 clients accounted for 76.9% of the total revenues in the three months ended September 30, 2011 as compared to 74.8% in the three months ended September 30, 2010. The Company’s top 10 clients accounted for 76.9% of the total revenues in the nine months ended September 30, 2011 as compared to 74.8% in the nine months ended September 30, 2010.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 60.2% of total revenues for the three months ended September 30, 2011, from 60.4% for the three months ended September 30, 2010. The 0.2% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was attributable primarily to rupee depreciation and increase in revenue partially offset by increases in headcount, salary increments for offshore employees, benefits, travel cost and immigration expenses. The cost of revenues increased to 62.9% of total revenues for the nine months ended September 30, 2011, from 59.6%% for the nine months ended September 30, 2010. The 3.3% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees, benefits, immigration expenses, travel cost and rupee appreciation. Salary increments, if any, are discretionary and determined by management.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $126.2 million for the three months ended September 30, 2011 or 75.3% of total revenues, from $106.3 million, or 75.7% of total revenues for the three months ended September 30, 2010. The $19.9 million increase was attributable primarily to revenues from new engagements contributing $94.1 million and an increase in revenue of approximately $0.96 million resulting out of settlement of an arbitration proceeding with a former client, largely offset by $75.2 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2011 increased to $349.9 million, or 74.4% of total revenues, from $292.4 million or 75.5% of total revenues for the nine months ended September 30, 2010. The $57.5 million increase for the nine months ended September 30, 2011 was attributable primarily to revenues from new engagements of $230.6 million and an increase in revenue of approximately $0.96 million resulting out of settlement of an arbitration proceeding with a former client, largely offset by $174.1 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 63.7% of total Applications Outsourcing revenues for the three months ended September 30, 2011, from 64.1% for the three months ended September 30, 2010. The 0.4% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore employees, benefits, travel cost and immigration expenses partially offset by rupee depreciation and increase in revenue. Cost of revenues for the nine months ended September 30, 2011 increased to 67.0% of total Applications Outsourcing revenues, from 64.8% for the nine months ended September 30, 2010. The 2.2% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees, benefits, immigration expenses, travel cost and rupee appreciation.

KPO Revenues. KPO revenues increased to $24.3 million for the three months ended September 30, 2011, or 14.5% of total revenues, from $20.9 million, or 14.9% of total revenues for the three months ended September 30, 2010. The $3.4 million increase was attributable primarily to revenues from new engagements contributing $4.1 million, largely offset by $0.7 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2011 increased to $72.3 million, or 15.4% of the total revenues, from $58.8 million, or 15.2% of the total revenues for the nine months ended September 30, 2010. The $13.5 million increase for the nine months ended September 30, 2011 was attributable primarily to revenues from new engagements contributing $13.0 million and $1.4 million net increase in revenues from existing projects, largely offset by $0.9 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation, and travel. Cost of revenues for the three months ended September 30, 2011 increased to 41.7% of KPO revenues from 37.9% for the three months ended September 30, 2010. The 3.8% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments, for offshore employees partially offset by rupee depreciation. Cost of revenues for the nine months ended September 30, 2011 increased to 43.4% of KPO revenues, from 35.3% for the nine months ended September 30, 2010. The 8.1% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees, benefits, travel cost and rupee appreciation.

e-Business Revenues. E-Business revenues increased to $13.5 million for the three months ended September 30, 2010, or 8.1% of total revenues from $10.3 million for the three months ended September 30, 2010, or 7.4% of total revenues. The $3.2 million increase was attributable primarily to $9.3 million increase in revenues from new engagements, largely offset by $6.1 million in lost revenues as a result of project completion and net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2011 increased to $38.7 million, or 8.2% of total revenues, from $26.8 million or 6.9% of total revenues for the nine months ended September 30, 2010. The $11.9 million increase for the nine months ended September 30, 2011 was attributable principally to $18.2 million increase in revenues from new engagements, largely offset by $6.3 million in lost revenues as a result of project completion and net decrease in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. e-Business cost of revenues decreased to 59.7% of total e-Business revenues for the three months ended September 30, 2011, from 67.1% for the three months ended September 30, 2010. The 7.4% decrease in cost of revenues as a percent of e-Business revenues for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was attributable primarily to rupee depreciation and increase in revenue partially offset by increases in headcount, salary increments for offshore employees, benefits, travel cost and immigration expenses. Cost of revenues for the nine months ended September 30, 2011 increased to 62.9% of total e-business revenues, from 60.2% for the nine months ended September 30, 2010. The 2.7% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees, benefits, immigration expenses, travel cost and rupee appreciation.

TeamSourcing Revenues. TeamSourcing revenues increased to $3.6 million for the three months ended September 30, 2011, or 2.2% of total revenues, from $2.8 million, or 2.0% of total revenues for the three months ended September 30, 2010. The $0.8 million increase was attributable primarily to $2.3 million increase in revenues from new engagements and revenue from the Skillbay web portal, which helps clients of Syntel with their supplemental staffing requirements, largely offset by net decrease in revenues from existing projects of $0.3 million and $1.2 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements. The revenues for the nine months ended September 30, 2011 decreased to $9.1 million, or 1.9% of total revenues, from $9.2 million or 2.4% of total revenues for the nine months ended September 30, 2010. The $0.1 million decrease for the nine months ended September 30, 2011 was attributable principally to net reduction in revenues from existing projects and lost revenues as a result of project completion contributing $4.5 million, largely offset by $4.4 million increase in revenues from new engagements and revenue from the Skillbay web portal.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation, and travel. TeamSourcing cost of revenues was 62.2% of TeamSourcing revenues for the three months ended September 30, 2011 and September 30, 2010. Cost of revenues for the nine months ended September 30, 2011 increased to 61.7% of total TeamSourcing revenues, from 48.4% for the nine months ended September 30, 2010. The 13.3% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was attributable primarily to increases in headcount, salary increments for offshore and onsite employees, benefits, immigration expenses, travel cost and rupee appreciation.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2011 were $36.7 million or 21.9% of total revenues, compared to $24.9 million or 17.7% of total revenues for the three months ended September 30, 2010.

Selling, general and administrative costs for the three months ended September 30, 2011 were impacted by an increase in revenue by $27.1 million having resulting in a 4.2 percentage decrease in selling, general and administrative expenses as a percentage of total revenue.

The said increase is primarily due to increases in compensation and benefits of $1.1 million, facility costs of $2.3 million, corporate expenses of $13.3 million, inclusive of a one time expense of net $12.6 million incurred to resolve all claims brought as part of an arbitration proceeding with a former client, travel & relocation cost of $0.1 million, depreciation and amortization of $0.7 million and other expenses of $0.2 million partially offset by foreign exchange gain of $5.7 million, decreases in training & recruitment cost of $0.2 million, which has resulted in approximately 8.4 percentage net increase.

Selling, general, and administrative expenses for the nine months ended September 30, 2011 were $89.1 million or 19.0% of total revenues, compared to $66.3 million or 17.1% of total revenues for the nine months ended September 30, 2010.

Selling, general and administrative costs for the nine months ended September 30, 2011 were impacted by an increase in revenue by $82.8 million resulting in a 4.0 percentage decrease in selling, general and administrative expenses as a percentage of total revenue.

The said increase is primarily due to increases in compensation and benefits of $4.6 million, depreciation and amortization cost of $1.9 million due to a new facility started during the period, corporate expenses of $15.9 million, inclusive of a one time expense of net $12.6 million incurred to resolve all claims brought as part of an arbitration proceeding with a former client, facility costs of $6.9 million partially offset by foreign exchange gain of $5.8 million, decrease in travel & relocation costs of $0.1 million, and other expenses of $0.6 million which has resulted in an approximately 5.9 percentage net increase.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended September 30, 2011 was $1.6 million or 1.0% of total revenues, compared to $4.9 million or 3.5% of total revenues of total revenues for the three months ended September 30, 2010. The decrease in other income of $3.3 million was attributable to: loss on forward contracts by $5.4 million partially offset by increase in interest income of $2.0 million and gain on sale of mutual funds of $0.1 million.

Other income for the nine months ended September 30, 2011 was $13.7 million or 2.9% of total revenues, compared to $9.1 million or 2.4% of total revenues for the nine months ended September 30, 2010. The increase in other income of $4.6 million was attributable to: increase in interest income of $7.2 million and gain on sale of mutual funds of $1.1 million partially offset by loss on forward contracts of $3.7 million.

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

During the three months ended September 30, 2011 and 2010, the effective income tax rates were 17.3% and 14.5%, respectively. During the nine months ended September 30, 2011 and 2010, the effective income tax rates were 20.2% and 15.6%, respectively.

The tax rate for the three months ended September 30, 2011 was positively impacted by the reversals of tax provisions and tax reserves of $1.8 million, no longer required.

Out of the above reversals, $1.2 million was related to the true up of tax provisions, pursuant to finalization of tax compuation for filing tax returns of Syntel Limited and Syntel International Private Limited. True up of tax provision of approximately $0.9 million in Syntel Limited and of $0.3 million in Syntel International Private Limited had arisen on account of finalizaton of the actual numbers of Unit-locationwise profitability, wage reconciliations, meal disallowances etc., as against the amounts estimated earlier for the tax provisions.

Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts in Syntel Global Private Limited. The valuation allowance was reversed based on the continued profitability trend and the estimated future profitability of SGPL.

Additionally, the tax rate for the nine months ended September 30, 2011 was positively impacted by the reversal of provision of uncertain tax liability of $0.87 million in June 30, 2011 and was adversely impacted due to the effective tax rate impact of tax holidays ceasing to be available to certain offshore facilities effective April 1, 2011.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $89.1 million at September 30, 2011 from $87.0 million at September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As at September 30,2011, out of the total cash and cash equivalent and short term investment balance of $301.3 million, an amount of $ 258 million was held by Indian subsidiaries. The company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $72.3 million for the nine months ended September 30, 2011. This includes a reduction of $32.7 million related to a increase in net accounts receivable. The net cash generated by operating activities was $91.8 million for the nine months ended September 30, 2010. The number of days sales outstanding in net accounts receivable was approximately 53 days and 59 days as of September 30, 2011 and 2010, respectively.

Net cash used in investing activities was $57.7 million for the nine months ended September 30, 2011, consisting principally of $37.4 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Leasehold land at Tirunelveli, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $182.6 million and investment in term deposit of $91.0 million, largely offset by $181.0 million from the sale of short term investments and $72.3 million from maturities of term deposit. Net cash used in investing activities was $85.5 million for the nine months ended September 30, 2010, consisting principally of $13.5 million of capital expenditures primarily for construction/acquisition of Global Development Center at Pune, Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for acquisition of computers and software and communications equipment and the purchase of short term investments of $230.8 million and investment in term deposit of $110.3 million, largely offset by $236.6 million from the sale of short term investments and $32.5 million from maturities of term deposit.

Net cash used in financing activities was $7.5 million for the nine months ended September 30, 2011, consisting principally of $7.5 million in dividends paid out during the nine months. Net cash used in financing activities was $6.6 million for the nine months ended September 30, 2010, consisting principally of $7.5 million in dividends paid out, partially offset by proceeds of $0.8 million from the issuance of shares under the Company’s employee stock option plan exercised during the nine months.

The Company had a line of credit with JP Morgan Chase Bank NA, which provided for borrowings up to $20.0 million, expire on August 31, 2011. This line of credit was extended to August 31, 2012 in the quarter ended September 30, 2011. Interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and on each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at September 30, 2011 or December 31, 2010.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2011 and 2010 revenues from time and material contracts constituted 61% and 54% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2011 and 2010, revenues from fixed price application management and support engagements constituted 25% and 34% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2011 and 2010, revenues from fixed price development contracts constituted 14% and 12% of total revenues, respectively.

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

During the three and nine months ended September 30, 2011, the Company recorded a one-time, non-recurring charge to earnings to resolve all claims brought as part of an arbitration proceeding with a former client arising out of a 2004 engagement, which resulted in a onetime expense of net $12.6 million, recorded in Selling General and Administrative expenses and an increase in revenue of approximately $0.96 million.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	September 30, 2011	December 31, 2010
ASSETS	(in thousands)
Cash and cash equivalents	$89,172	$78,505
Short term investments	212,083	208,695

Total	$301,255	$287,200

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

During the three months ended September 30, 2011, the Indian rupee has depreciated against the U.S. dollar by 3.53% as compared to the three months ended June 30, 2011. This rupee depreciation favorably impacted the Company’s gross margin by 107 basis points, operating income by 152 basis points and net income by 151 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 51.3% and 58.5% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended September 30, 2011, but these contracts do not have a material impact on the financial statements.

During the quarter ended September 30, 2011, the Company entered into foreign exchange forward contracts amounting to $55.0 million to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $75.0 million as of September 30, 2011. The outstanding foreign exchange forward contracts as of September 30, 2011 mature in three months. The fair value of the foreign exchange forward contracts and currency options of $4.41 million is reflected in other current liabilities in the balance sheet of the Company as at September 30, 2011. Net Gains/(Losses) on foreign exchange forward contracts are included under the heading ‘Other Income (Expense)’ in the statement of income for the three and nine months ended September 30, 2011 amounted to $(3.39) million and $(2.00) million respectively.

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

Exhibits

Exhibit No.	Description

10.1	Note Modification Agreement dated August 19, 2011, between the Company and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : November 4, 2011	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President

Date : November 4, 2011	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer & Chief Information Security Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Note Modification Agreement dated August 19, 2011, between the Company and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.