Form 10-K
period 2011-12-31
SYNTEL INC
filed 2012-02-27
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011, based on the last sale price of $59.12 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $909,984,440.

As of February 13, 2012, the Registrant had 41,824,778 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on or about June 5, 2012 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the sections titled Business, Management’s Discussion and Analysis of Financial Condition and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources could be construed as forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements.

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A, Risk Factors,” of this Form 10-K.

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

Through its Applications Outsourcing offering, the Company provides complete software applications development, maintenance, testing, migration and infrastructure services. Syntel leverages its proprietary methodologies, processes and tools to assimilate the customer’s business process and technology system knowledge to develop and deliver customized services. Applications Outsourcing services accounted for approximately 75%, 76% and 73% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Through its KPO offerings, the Company provides a host of outsourced solutions for knowledge and business processes. Syntel is focused on high-value, domain-intensive KPO solutions (as opposed to low-value, capital-intensive voice-based services).

Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes and to identify the right ones for outsourcing. Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. Syntel’s insurance KPO services include claims processing and policy administration, among others. Its banking and capital markets KPO services cover investment management operations including brokerage, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management. KPO services for healthcare and life sciences include records management, clinical data management and claims solutions. KPO accounted for approximately 15%, for the years ended December 31, 2011 and 2010 and 18% for the year ended December 31, 2009 of total consolidated revenues.

Through its e-Business practices, the Company provides advanced technology services in the areas of architecting, implementing and maintaining Web Solutions, Data Warehousing/Business Intelligence, Enterprise Application Integration (EAI), Business Process Management (BPM) and Enterprise Resource Planning solutions. The Company has developed capabilities on the leading technology platforms/products in the above areas to provide implementation, deployment and maintenance solutions for its clients. e-Business accounted for approximately 8%, 7% and 7% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Through TeamSourcing, the Company provides professional IT consulting services. Services are provided by individual professionals and teams of professionals dedicated to assisting customer IT departments with systems projects and ongoing functions.

TeamSourcing accounted for approximately 2% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009.

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

Syntel believes in a “Customer for Life” philosophy which emphasizes flexibility, customer responsiveness, value focus and a tradition of delivery excellence. Syntel provides services to a broad range of Global 2000 companies in the financial services, healthcare and life sciences, insurance, manufacturing, automotive, retail, logistics, telecom and other industries. During 2011, the Company provided services to 124 customers in the U.S. and Europe. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are also important decision factors in the Company being chosen as a preferred vendor. The Company has a two-pronged sales approach focused on “farming” its existing clients by cross-selling other services and “hunting” for new accounts using a dedicated sales team.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2011, Syntel’s worldwide billable headcount consisted of 13,780 consultants providing professional services to Syntel’s customers.

Over its 31-year history, Syntel has developed a proven set of intellectual capital in the form of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes.

The information set forth under Note 16 “Geographic Information” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Globalization and rapid technological innovation have created an increasingly competitive business environment that has led companies to fundamentally change their operating models. This change is driven by increasing demand from customers for increased quality, lower costs, faster turnaround and highly responsive and customized service. The recent economic uncertainty has increased the urgency for corporations to improve their business performance in the face of uncertain market conditions.

To make these changes and adequately address these needs, companies focus on their core competencies and utilize cost-effective IT and KPO solutions to improve productivity, lower costs and manage operations more effectively.

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

Deep Industry Expertise: Syntel’s mission is to “create new opportunities for its clients by harnessing its talent, passion and innovation.” The Company is focused on developing a good understanding of the client’s business to drive new opportunities to improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services. The Company’s domain expertise extends to multiple verticals, with particular strength in financial services, insurance and healthcare. For the year ended December 31, 2011, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, auto and retail was 57%, 18%, 13%, 3% and 9%, respectively.

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

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of Syntel services are delivered from offshore delivery locations. Measured by billable headcount, approximately 81% of services were delivered from offshore centers as of December 31, 2011 versus 79% as of December 31, 2010.

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

Through its e-Business practices, the Company provides advanced technology services in the areas of implementing and maintaining Architecture Solutions, Web Solutions, Data Warehousing/Business Intelligence, Enterprise Application Integration (EAI), Business Process Management (BPM) and Enterprise Resource Planning.

Through TeamSourcing, the Company provides professional IT consulting services.

During the past year, the Company has increased the personnel and resources dedicated to the development, marketing and sales of its Applications Outsourcing and KPO services. For the years ended December 31, 2011, 2010, and 2009, Applications Outsourcing and e-Business combined accounted for approximately 83%, 83% and 80%, respectively, of the Company’s total revenues and TeamSourcing represented approximately 2%, 2% and 2%, respectively, of the Company’s total revenues. Revenue from the KPO segment was 15%, 15% and 18% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. In the fourth quarter of 2011, more than 95% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India were assessed at the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM)—Level 5. Syntel is also an ISO 9001: 2000 and ISO 27001:2005 certified company and has achieved SAS 70 Type II Certification.

During 2011, Syntel also earned a host of media and industry awards, including Top 50 financial Services Provider by FinTech (Rank 32 up 5), Global Services 100 including special mention as a top ADM, KPO and Industry Specific BPO provider, IAOP Global Outsourcing 100 including Top 20 ranking for industry-specific solutions in insurance and healthcare, Top 50 Technology Integrators list on VAR500 (# 46 up from 116 last year), Healthcare Informatics 100 (# 62), 16th on the Top 20 IT-BPO Employers by NASSCOM and # 27 Best Small Company by Forbes. Syntel was also included on the Tech America Foundation’s Cloud Commission.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. In 2011, the Company provided services to 128 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2011, 2010 and 2009, the Company’s top ten customers accounted for approximately 77%, 75% and 75% of the Company’s total revenues, respectively. The Company’s three largest customers in 2011 contributed approximately

27%, 17% and 8%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2011, 2010 and 2009 was American Express, accounting for approximately 27%, 24% and 21% of the total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Further, the Company’s second-largest customer, State Street Bank, contributed approximately 17%, 16% and 20% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Through on-site service delivery at the customer’s location, the Company is able to gain comprehensive knowledge concerning the customer’s personnel, processes, technology and culture, and maintain direct customer contact to facilitate project management, problem solving and integration of Syntel services. Offshore service delivery at the Company’s Indian locations provides the customer with the capacity to receive around-the-clock attention to applications maintenance and project development for faster turnaround, greater availability of resources and technology expertise resident in India.

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

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team and senior management team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Framingham, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany; Dublin, Ireland; Sydney, Australia.

The sales staff is aligned by industry vertical and geography. The sales team is equipped to sell the entire range of Syntel services to prospective clients. The sales team is supported by marketing, pre-sales, domain and technical subject matter experts from the Company’s practice and delivery teams.

The sales cycle involves multiple stages including cold calling, capability presentations, response to RFIs (Request for Information) and RFPs (Request for Proposal), technical solution development, proposal presentations to client, client site visit and commercial negotiations.

The sales team collaborates with the pre-sales, practice, delivery, finance, marketing, human resources and legal teams to develop a technical solution and financial value proposition to meet client requirements. Senior Syntel leaders from Sales, Business Unit and Corporate are engaged with client management at various stages of the sales process.

The sales cycle for Applications Outsourcing engagements ranges from six to twelve months, depending on the size and complexity of the engagement.

The sales cycle for KPO engagements, from initial contact to execution of an agreement varies by type of service, account size and complexity of the engagement and ranges from six to eighteen months.

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

The Company’s current marketing initiatives include online advertising, webinars, sponsorship and attendance of events and conferences, direct email and calling campaigns, publication of white papers, case studies, and public relations activities. The target audience for marketing campaigns is CEOs, CIOs and CFOs of Global 2000 companies.

Syntel’s marketing group manages subscriptions to various market research databases and provided support to the sales team to develop client proposals and presentations.

The marketing team interacts with independent agencies like National Association of Software and Services Companies (NASSCOM), Chief Information Officer 100 (CIO 100), Financial Insights, Global Services, Healthcare Informatics and International Association of Outsourcing Professionals (IAOP) which conduct surveys and publish ratings of service providers in various categories. Several notable publications mentioned Syntel in 2011.

Syntel’s marketing team maintains ongoing relationships with leading firms such as Gartner Group and Forrester Research to ensure the analysts have a good understanding of Syntel’s offerings and positioning.

The marketing team has established partnerships with product companies like Duckcreek (insurance software products), ARAS (product lifecycle management software solution), Qlikview (Business Intelligence platform), Pyxis Mobile (mobile application development platform), and Smartstream (financial transaction management software) in 2011. These product partnerships enable Syntel to enhance its technology capability footprint in the marketplace.

The marketing team engages with firms like KPMG, Deloitte, Technology Partnerships International TPI- now part of Information Services Group, International Data Corporation (IDC), and Everest group who provide sourcing advisory services to Syntel’s prospective customers.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2011, the Company globally had 19,484 full-time employees including a billable headcount of 13,780 providing a wide range of Information Technology and Knowledge Process Outsourcing professional services to Syntel’s customers.

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

Talent Acquisition: The Company has developed a recruiting methodology and organization including for campus hiring, which is a core competency. The Company has significantly expanded its international-based recruiting team, with recruiters in Mumbai, Chennai, Pune, Delhi and Hyderabad, India, to recruit for the Company’s global requirements. The Company also has a recruiting team focused on U.S. and International hiring which recruits across the Company’s global locations. The Company uses a standardized global selection process that includes written/online tests, interviews and reference checks.

Among the Company’s other recruiting techniques are the placement of advertisements on its own web site and popular job boards, in newspapers and trade magazines, providing bonuses to its employees who refer qualified applicants, partnering with and recruiting on university campuses, and participating in job fairs. In addition, the Company has developed a database of talent pipeline hosted on the Company’s HRMS system, which has an automated workflow for managing the phases of talent fulfillment and recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and manage the interview, selection and offer process through a streamlined workflow.

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

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	59	Chairman and Director
Prashant Ranade	59	Chief Executive Officer, President and Director
Arvind S. Godbole	54	Chief Financial Officer and Chief Information Security Officer
Anil Jain	53	Senior Vice President, Insurance Business Unit Head
Rakesh Khanna	49	Chief Operating Officer
Daniel M. Moore	57	Chief Administrative Officer, General Counsel and Secretary
V. S. Raj	48	Chief Executive Officer, State Street Syntel Services Private Limited
Raja Ray	49	Senior Vice President, Retail, Logistics and Telecom Business Unit
Murlidhar Reddy	42	Senior Vice President of Operations, Healthcare and Life Sciences Business Unit Head
Amit Chatterjee	45	Senior Vice President, Europe Head
Avinash Salelkar	49	Vice President, Automotive & Manufacturing and PLM & ES Business Unit Head
Rajesh Save	46	Global Head—Human Resources

Bharat Desai is a co-founder of the Company and serves as its Chairman of the Board and as a director. He served as the Company’s Chief Executive Officer from the Company’s formation through February 2009 and has been the Chairman of the Company’s Board of Directors since February 1999. He also served as the Company’s President from its formation until December 2006.

Prashant Ranade was appointed Chief Executive Officer and President of the Company in February 2010. He has served as a director of the Company since June 2007. From May 2003 to November 2006, Mr. Ranade served as the President and Chief Executive Officer of Siemens Group Logistics and Assembly Systems, NA (currently Dematic GmbH & Co. KG), a company that is principally involved in material handling logistics and automation. Mr. Ranade served on the board of directors at Dematic until July 2007.

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

Anil Jain was appointed Senior Vice President, Insurance Business Unit Head in February 2006. Mr. Jain has been with the Company since 1993 serving in a number of client relationship and IT service delivery capacities.

Rakesh Khanna was appointed Chief Operating Officer of the Company in January 2012. He previously served as President, Business Unit Head—Banking and Finance for the Company from July 2005 to December 2011.

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary since August 1998.

V. S. Raj was appointed Chief Executive Officer of State Street Syntel Services Private Limited in October 2008. Prior to joining the Company, Mr. Raj served as Vice President and Site Manager for JPMorgan Chase & Co., a global financial services provider, in Bangalore from June 2005 to October 2008.

Raja Ray was appointed Senior Vice President, Retail, Logistics and Telecom Business Unit in August 2009. Prior to joining the Company, Mr. Ray served as an Assistant Vice President in the consumer packaged goods vertical at Cognizant Technology Solutions from June to July 2009, as an Application Sales Leader at EDS an HP Company from May 2008 to May 2009, and in various positions at Tata Consultancy Services from February 1990 to March 2008. All three previous companies are IT services providers.

Murlidhar Reddy was appointed as Senior Vice President of Operations, Healthcare and Life Sciences Business Unit Head in October 2011. Prior to that he served the Company as Vice President, Healthcare and Life Sciences Business Unit Head from July 2006 to September 2011 and has been with the Company since November 2003 serving in various other IT service delivery capacities.

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

Avinash Salelkar was appointed Vice President, Automotive & Manufacturing and PLM & ES Business Unit Head in February 2011. Prior to joining the Company, Mr. Salelkar served at Geometric Limited, a software services and consulting company, as Vice President, Engineering Services, heading the engineering services business from April 2009 to January 2011 and as Vice President, Business Process Consulting, from February 2008 to March 2009. Mr. Salelkar also served in management and consulting roles at Tata Consultancy Services, a software services consulting company, from January 2003 to February 2008.

Rajesh Save was appointed Global Head—Human Resources in February 2011. Prior to joining the Company, Mr. Save was Executive Vice President—Human Resources at Zee Entertainment Enterprises Ltd. and a predecessor company, Essel Corporate Resources Pvt. Ltd., both television, media, and entertainment companies, from September 2007 to December 2010, where he led several human resource and organizational development initiatives. Mr. Save also served as Manager HR – India Division for Transocean Offshore Installation Ventures Ltd. (a wholly owned subsidiary of Transocean Inc.), an offshore drilling contractor, from May 2006 to September 2007.

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

The Company’s ten largest clients generated approximately 77%, 75% and 75% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s largest client for the years ended December 31, 2011, 2010 and 2009 was American Express, which generated approximately 27%, 24% and 21% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s second largest client is State Street Bank which generated approximately 17%, 16% and 20% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 57%, 57% and 57% of the Company’s revenues for the years ended December 31, 2011, 2010 and 2009, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank And Trust Company and its affiliate, for the year, are provided through a joint venture between the Company and State Street Bank Trust and its affiliate. Sales of KPO services only to State Street Bank And Trust Company and its affiliate represented approximately 15% of the Company’s total revenues for the year ended December 31, 2011, and approximately 14% and 17% of the Company’s total revenues for the years ended December 31, 2010 and 2009, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank And Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2017 with the ability to extend by mutual consent for up to three additional one year terms. The State Street Bank and Trust Company, through a separate shareholders agreement between its affiliate and the Company, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by the affiliate (i) during the 30 day period beginning on the first business day of the 90 day period prior to the expiration of the initial term of the master agreement (February 2017) or the expiration of the renewal term (February 2018), (ii) in the event that the affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if the State Street Bank and Trust Company and affiliate suffers certain losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank And Trust Company and its affiliate and transferring some related KPO professionals and assets to the State Street Bank And Trust Company. The State Street Bank And Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2011, 2010 and 2009, annualized voluntary attrition was 16.4%, 14.1% and 12.9%, respectively. For the same periods, the number of net hires was 2,101, 4,816 and 204, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2011, 2,116 IT professionals, representing approximately 11% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation of the Company could reduce the Company’s overall profitability.

Our Indian subsidiaries are having units registered as STP(Software Technology park/Export Oriented Unit (EOU)/Special Economic Zone (SEZ) SEZ unit. Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ that are operational after April 1, 2005 are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs is fully taxable at the Indian statutory rate (33.22% as of December 31, 2011).

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

The Indian Government has proposed a Direct Tax code (DTC) to replace existing Income Tax Act, 1961. DTC is in draft stage and if adopted may adversely impact the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition. We have relied on the provisions of the Income-tax Act, 1961, the Income-tax Rules, 1962 and judicial and administrative interpretations thereof, which are subject to change or modification by subsequent legislation or regulatory changes or administrative pronouncements or judicial decisions. Any such change, which could be prospective, retrospective or retroactive, could affect the validity of the conclusions herein.

The United States government is discussing and other countries’ governments may discuss increased corporate taxation including the possibility of taxing profits generated by the Company outside the country of taxation. Increased corporate taxation could have a material adverse effect on the Company’s business, results of operations and financial condition.

As at December 31, 2011 and 2010, for various years, the Company has disputed and potentially disputable tax liabilities of $59.66 million and $54.23 million, respectively. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $18.41 million and $19.71 million and the corresponding interest of $0.06 and $0.39 million for the years ended December 31, 2011 and 2010, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, including reviews by the external tax consultants/counsels, for ensuring the adequacy of the corresponding provision for tax liabilities and appropriate provisions are made.

The Company has paid income taxes of $18.24 million and $16.64 million against the liabilities for unrecognized tax benefits of $18.41 million and $19.71 million, as at December 31, 2011 and 2010, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

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

Revenues from customers outside North America represented approximately 7.5% of the Company’s revenues for the year ended December 31, 2011. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 39%, 46% and 45% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2011, approximately 81% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s earnings are affected by issuance of stock based awards to employees and directors.

The Company expenses stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2011, the Company recorded $2.7 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company’s ability to repatriate earnings from its foreign operations

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 16.609% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2011, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $174.3 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2011, the Company would have accrued taxes of approximately $175.0 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2017.

The Company has a telecommunications hub located in approximately 3,128 square feet of leased space in Cary, North Carolina under a lease which expires on December 31, 2013.

The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Dallas, Texas; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Framingham, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland; Sydney, Australia and Hong Kong.

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

In addition, Syntel leases three facilities in Pune, India consisting of approximately 100,491 square feet.

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 8,700 seats. Syntel leases approximately 414,611 square feet of office space in Mumbai, India, under fourteen leases expiring ranging from January 31, 2012 to March 08, 2016. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

To facilitate its KPO operations, Syntel has leased 243,083 square feet of office space in Mumbai, India under five leases expiring on dates ranging between June 04, 2012 to March 08, 2016.

Syntel has two leased facilities Chennai with a total capacity of nearly 1,400 seats. Syntel leases approximately 107,145 square feet of office space in Chennai, India, under three leases expiring on dates ranging from April 01, 2012 to November 06, 2013, all subject to the Company’s option to renew for additional periods.

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

The first software development block along with the training block, welcome block, utility block and cafeteria commenced operations in August 2010. The second software development block commenced operations in the fourth quarter of 2011. The third software development block is being fitted out and is expected to commence operations in 2012.

Syntel leases approximately 4,000 sq. ft. of office space in Gurgaon, India under a lease agreement expiring on February 9, 2015.

Syntel acquired 100 acres of land that is classified as a SEZ in Gangikondan Villege, Tirunelveli District, Tamilnadu, India. The Company plans to start phase 1 of the site’s development consisting of the construction of a 200,000 sqft facility in 2012 with a plan to start operations in 2014.

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

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly periods in 2010 and 2011.

Period	High	Low
First Quarter, 2010	39.260	31.860
Second Quarter, 2010	41.850	32.320
Third Quarter, 2010	44.680	33.970
Fourth Quarter, 2010	53.100	44.720
First Quarter, 2011	59.600	48.490
Second Quarter, 2011	59.120	50.000
Third Quarter, 2011	61.180	38.990
Fourth Quarter, 2011	51.180	42.750

(b) There were approximately 190 shareholders of record and 13,500 beneficial holders on February 13, 2012.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company’s last two fiscal years. In addition, on December 1, 2010 the Board of Directors declared a special cash dividend of $0.50 per share, payable on December 29, 2010 to Syntel shareholders of record at the close of business on December 15, 2010. The Company paid total cash dividends of $ 0.24 and $ 0.74 per share for the years ended December 31, 2011 and 2010, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2006 through December 31, 2011, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Syntel, Inc.	$100.00	$139.07	$85.27	138.42	175.80	170.18
S&P 500 Stock Index	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
Peer Group Index	$100.00	$108.92	$80.08	$135.24	$158.94	$173.37

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2006 and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

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

	2011	2010	2009	2008	2007
STATEMENT OF INCOME DATA
Net revenues	$642,404	$532,133	$419,006	$410,426	$337,673
Cost of revenues	395,455	320,042	215,154	231,729	205,422

Gross profit	246,949	212,091	203,852	178,697	132,251
Selling, general and administrative expenses	108,721	91,556	78,463	80,347	68,913

Income from operations	138,228	120,535	125,389	98,350	63,338
Other income, principally interest	16,208	13,126	10,059	2,031	7,222

Income before income taxes	154,436	133,661	135,448	100,381	70,560
Income tax provision	31,580	20,068	16,953	13,700	7,700

Net income	122,856	$113,593	$118,495	$86,681	$62,860

Earnings per share, diluted	$2.94	$2.73	$2.86	$2.10	$1.52
Weighted average shares outstanding, diluted	41,717	41,611	41,491	41,340	41,265
Cash dividends declared per common share	0.24	$0.74	$0.24	$0.74	$0.24

	AS OF DECEMBER 31,
	2011	2010	2009	2008	2007
	($ In thousands)
BALANCE SHEET DATA
Working capital	$366,421	$329,913	$224,092	$144,379	$138,352
Total assets	597,248	546,117	412,622	295,571	273,496
Total shareholders’ equity	493,189	451,470	350,038	226,830	207,750
OTHER DATA
Billable headcount in U.S.	2,460	2,243	1,777	1,433	1,492
Billable headcount in India	11,166	9,302	7,368	6,963	6,123
Billable headcount at other locations	154	165	83	113	94

Total billable headcount	13,780	11,710	9,228	8,509	7,709

1.	The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 M reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain USA State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

The tax rate for the year ended December 31, 2010 was impacted by a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back of losses of $0.2 million. Without the above, the effective tax rate for the year ended December 31, 2010 would have been 16.6%. The tax rate for the year ended December 31, 2009 was impacted by a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. Further, Union Budget of India 2009 extended the tax holiday period by one year (i.e. from March 31, 2010 to March 31, 2011). This resulted into expensing of the deferred taxes provided for the extended period by $0.49 million. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. Without the above, the effective tax rate for the year ended December 31, 2009 would have been 15.0%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2011, 2010 and 2009, revenues from time-and-materials contracts constituted 61%, 54% and 55%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2011, 2010 and 2009, revenues from fixed-price application management maintenance and support engagements constituted 25%, 35% and 35%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2011, 2010 and 2009, revenues from fixed-price application development and integration contracts constituted 14%, 11% and 10%, respectively.

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

Allowance for Doubtful Accounts (Revenue). The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2011 and 2010, the allowance for doubtful accounts was $2.4 million and $3.1 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

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

During 2011, the Company had a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain USA State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. These revisions in the above estimates during 2011 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2011 by $0.10 per share.

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

During 2009, the Company had a favorable adjustment of $4.3 million as a result of the Company’s review of its global uncertain tax liabilities. The Company has also provided valuation allowance of $0.4 million towards deferred tax asset created in earlier years. These revisions in estimates had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2009 by $0.09 and $0.10 per share, respectively.

Accruals for Legal Exposures.

Syntel is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. Syntel’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. Management has received legal counsel opinion that with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Syntel’s financial position or results of operations

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. The accrual related to litigation at December 31, 2011 and 2010 was none and $0.5 million, respectively.

Further, during the twelve months ended December 31, 2011, the Company recorded a one-time, non-recurring charge to earnings to resolve all claims brought as part of an arbitration proceeding with a former client arising out of a 2004 engagement, which resulted in a onetime expense of net $12.1 million and an increase in revenue of approximately $0.96 million.

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

The following table outlines the revenue mix for the years ended December 31, 2011, 2010 and 2009:

	Percent of Total Revenues
	2011	2010	2009
Applications Outsourcing	75%	76%	73%
KPO	15	15	18
e-Business	8	7	7
TeamSourcing	2	2	2

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2011, 2010 and 2009, revenues from fixed-price development contracts constituted 14%, 11% and 10%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2011, 2010 and 2009, fixed-price revenues from development and maintenance activity comprised approximately 50%, 56% and 57% of total Applications Outsourcing revenues, respectively.

On KPO engagements, services are provided at our offshore facilities, which gives the benefit of lower cost to the customer. KPO revenues are generally recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2011, 2010 and 2009, the revenue from KPO engagements comprised approximately 15%, 15% and 18%, of total revenues, respectively.

Historically, most e-Business engagements were billed on a time-and-materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, fixed-price revenues from development and maintenance activity comprised approximately 15%, 30% and 43% of total e-Business revenues, respectively.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2011, approximately 11% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 77%, 75% and 75% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, there were two customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2011, 2010 and 2009 was American Express, contributing approximately 27%, 24% and 21%, respectively, of total consolidated revenues. For the years 2011, 2010 and 2009, the Company’s second largest customer, State Street Bank also contributed 17%, 16% and 20%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES YEAR ENDED DECEMBER 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	61.6	60.1	51.3

Gross profit	38.4	39.9	48.7
Selling, general and administrative expenses	16.9	17.2	18.7

Income from operations	21.5%	22.7%	30.0%

Below is selected segment financial data for the years ended December 31, 2011, 2010 and 2009. The Company does not allocate assets to operating segments:

	2011	2010	2009
	(In Thousands)
Net revenues:
Applications Outsourcing	478,927	$402,526	$305,931
KPO	97,777	79,589	76,558
e-Business	52,854	38,006	27,092
TeamSourcing	12,846	12,012	9,425

	642,404	532,133	419,006
Gross profit:
Applications Outsourcing	164,812	141,168	132,484
KPO	57,291	50,579	52,228
e-Business	19,899	14,441	14,168
TeamSourcing	4,947	5,903	4,972

	246,949	212,091	203,852
Gross profit %:
Applications Outsourcing	34.4%	35.1%	43.3%
KPO	58.6%	63.6%	68.2%
e-Business	37.6%	38.0%	52.3%
TeamSourcing	38.5%	49.1%	52.8%

	38.4%	39.9%	48.7%
Selling, general and administrative expenses	108,721	$91,556	$78,463

Income from operations	$138,228	$120,535	$125,389

COMPARISON OF YEARS ENDED DECEMBER 31, 2011 AND 2010.

Revenues. Net revenues increased to $642.4 million in 2011 from $532.1 million in 2010, representing a 21% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2011, increased 18% to 13,780 employees as compared to 11,710 employees as of December 31, 2010. As of December 31, 2011, the Company had approximately 81% of its billable workforce in India as compared to 79% as of December 31, 2010. The top five customers accounted for 63% of the Company’s total revenues in 2011, up from 60% of the total revenues in 2010. Moreover, the top 10 customers accounted for 77% & 75% of the Company’s total revenues in the year 2011 and 2010.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 61.6% of total revenues in 2011, from 60.1% in 2010. The 1.5% increase in cost of revenues, as a percent of revenues in 2011, as compared to 2010, was attributable primarily to increases in headcount, salary increments for employees, benefits, travel cost and immigration expenses, partially offset by increase in revenue and rupee depreciation. Salary increments, are discretionary and determined by management.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $402.5 million, or 76% of total consolidated revenues in 2010, to $478.9 million, or 75% of total consolidated revenues in 2011. The $76.4 million increase is attributable principally to revenue from new engagements contributing $304.04 million and an increase in revenue of approximately $0.96 million resulting out of settlement of an arbitration proceeding with a former client, partially offset by a net decrease in revenues from existing projects by $116.67 million and by $111.93 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 65.6% of Applications Outsourcing revenues in 2011, from 64.9% in 2010. The 0.7% increase in cost of revenues as a percent of application outsourcing revenues was attributable primarily to increases in headcount, coupled with offshore and onsite increments, bonus provision, travel and relocation, partially offset by decreases in contract services and rupee depreciation.

KPO REVENUES. Revenues from this segment were $97.8 million or 15% of total consolidated revenues for 2011 compared to $79.6 million or 15% of total consolidated revenues for 2010. The $18.2 million increase is attributable principally to revenue from new engagements contributing $16.4 million and net increase in revenues from existing projects by $3.3 million, partially offset by $1.5 million in lost revenues as a result of project completion.

On June 1, 2010, the Company entered into a letter agreement with an affiliate of State Street Bank modifying the Shareholders Agreement between the Company and the State Street Bank affiliate with respect to the joint venture entity State Street Syntel Services (Mauritius) Limited, through which Syntel provides KPO services to State Street Bank. Pursuant to the letter agreement, the joint venture entity shall discount fees due and payable to it under the Fee Schedules of the Master Service Agreement. In addition to the above discount, the joint venture entity shall also provide a credit in eight equal installments from June 2010 to March 2012. This had the impact of reducing KPO revenues for the year ended December 31, 2011.

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2011 increased to 41.4% of the segment’s revenues from 36.4% for 2010. The 5.0% increase in cost of revenues, as a percent of total KPO revenues, was attributable primarily to increases in headcount and salary increments.

e-BUSINESS REVENUES. e-Business revenues increased from $38.0 million in 2010, or 7% of total consolidated revenues, to $52.9 million in 2011, or 8% of total consolidated revenues. The $14.9 million increase is attributable principally to revenue from new engagements contributing $25.3 million, partially offset by a net decrease in revenues from existing projects by $4.7 million and by $5.7 million in lost revenues as a result of project completions.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues increased to 62.4% of e-Business revenues in 2011, from 62.0% in 2010, an increase of 0.4%. This 0.4% increase in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to increases in headcount coupled with salary increments, partially offset by rupee depreciation.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $12.0 million, or 2% of total consolidated revenues in 2010, to $12.8 million, or 2% of total consolidated revenues in 2011. The $0.8 million increase is principally attributable to revenue from new engagements and increased revenue from SkillBay web portal of $4.8 million partially offset by a $3.2 million reduction in revenues as a result of project completions and a net decrease in revenues from existing projects by $0.8 million.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues increased to 61.5% of TeamSourcing revenues in 2011, from 50.9% in 2010. The 10.6% increase in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to increases in headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general and administrative costs for the year ended December 31, 2011 were $108.7 million or 16.9% of total revenues, compared to $91.6 million or 17.2% of total revenues for the year ended December 31, 2010.

Selling, general and administrative costs for the year ended December 31, 2011 were impacted by an increase in revenue of $110.3 million having resulting in a 3.5 percentage decrease in selling, general and administrative expenses as a percentage of total revenue.

The said increase in dollar term is primarily due to an increase in compensation and benefits of $4.9 million primarily driven by headcount and increments, facility related costs of $9.4 million and corporate expenses of net $4.7 million; inclusive of a one time expense of net $12.1 million incurred to resolve all claims brought as part of an arbitration proceeding with a former client; other increase of $3.3 million; partially offset by foreign exchange gain of $10.7 million. The above increases are partially offset by decreases in training and recruiting expenses of $0.3 million, contract services by $0.4 million, marketing expenses by $0.6 million and other costs by 0.6 million.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2011 was $16.2 million or 2.5% of total revenues, compared to $13.1 million or 2.5% of total revenues for the year ended December 31, 2010. The increase in other income of $3.1 million was primarily attributable to increase in; interest income of $9.2 million and gain on sale of mutual funds of $1.2 million partially offset by loss on forward contract of $7.3 million.

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

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2010 and ended December 31, 2011. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit, corporate bonds and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As at December 31, 2011, out of the total cash and cash equivalent and short term investment balance of $320.4 million, an amount of $284 million was held by Indian subsidiaries. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $109.1 million, $114.0 million and $96.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The number of days sales outstanding in accounts receivable was approximately 49 days, 50 days and 42 days as of December 31, 2011, 2010 and 2009, respectively.

Net cash used in investing activities was $79.6 million for the year ended December 31, 2011. During 2011, the Company invested $420.0 million to purchase short-term investments and $38.2 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from sale or maturities of short-term investments of $378.6 million.

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

Net cash used in financing activities in 2011 was $10.0 million and was principally applied to the dividend distribution of $10.0 million.

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

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at December 31, 2011 or December 31, 2010.

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2011:

Contractual Obligation	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease	$939	$232	$464	$243	—
Operating leases	$34,396	$7,003	$11,083	$8,201	$8,109
Purchase obligations	$22,339	$22,339	—	—	—

Total	$57,674	$29,574	$11,547	$8,444	$8,109

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

Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever is earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

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

The benefit of the tax Holiday under Indian Income Tax was $19.1 million, $25.0 million and $28.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2011, the Company would have accrued taxes of approximately $175.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In Millions)
Balance as at January 1	$19.71	$14.44
Additions based on tax positions relate to the current year	5.81	5.85
Reductions for tax positions of prior years	(3.46)	(1.17)
Settlement	—	—
Foreign currency translation effect	(3.65)	0.59

Balance as at December 31	$18.41	$19.71
Income taxes Paid, see below	(18.24)	(16.64)

Amounts, net of Income taxes Paid	$0.17	$3.07

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $18.24 million and $16.64 million against the liabilities for unrecognized tax benefits of $18.41 million and $19.71 million, as at December 31, 2011 and 2010, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2011 and December 31, 2010, the Company recognized a tax charge towards interest of approximately none and $0.21 million. Furthermore, during the years ended December 31, 2010 and 2009, the Company reversed $0.33 million and $0.09 million, respectively, towards interest previously accrued.

The Company had accrued approximately $0.06 million and $0.39 million for interest and penalties as of December 31, 2011 and December 31, 2010, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.2 million and potential tax disputes of $3.5 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2008 and for State tax examinations for years before 2007. During 2010 the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2007. The IRS has closed the audit for Syntel India’s U.S. Income tax returns for the years 2007, 2008 and 2009, after reaching a settlement, for a certain amount, paid during the quarter ended March 31, 2011 which had no material impact on Syntel’s financial position.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2007-08 pending at various levels of tax authorities. Financial year 2008-09 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2004-05 and onwards.

During the years ended December 31, 2011, 2010, and 2009, the effective income tax rate was 20.4%, 15.0% and 12.5%, respectively.

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain USA State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

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

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $2.09 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million provided for uncertain income tax positions during the year 2007. During the quarter ended June 30, 2011, the Company has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, disputed Indian income tax liabilities were reduced to $1.27 million and the Company reversed a provision of uncertain tax liability of $0.04 million. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

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

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $4.73 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.01 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year 2001-02 by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on April 24, 2012.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax department’s appeal was rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax department had not filed an appeal on the aforesaid item before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax department Appeal for the financial year 2004-05 is scheduled for a hearing before the Bombay High Court on April 19, 2012. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to particular tax position and the Company has filed an appeal with the CIT(A). During the quarter ended September 30, 2011, the Company received an order for appeal filed with CIT (A) that partially upholds the Company’s contentions. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A).

For the financial year 2006-07, the Indian Income Tax Department has decided against the Syntel KPO entity in respect to particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). During the quarter ended December 31, 2011, the Syntel KPO entity has received order for appeal filed with CIT (A) wherein, the contention of the Company is partially upheld. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A). For the financial year 2007-08, the Income Tax Department has decided against Syntel KPO entity with respect to particular tax position and Syntel KPO entity has file an appeal with the CIT (A). For the financial year 2007-08, the Income Tax Department has also decided against Syntel International Private Limited (SIPL) in respect to particular tax position and SIPL has file an appeal with the CIT (A).

The Company has provided for a tax liability amounting to $3.61 million in the books for the financial years 1996-97 to 2007-08, (except for financial year 1998-99, financial year 1999-2000, financial year 2001-02 and financial year 2004-05) on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India. During the quarter ended June 30, 2011, Syntel Limited has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, during the quarter ended June 30, 2011, Syntel Limited has reversed the provision of uncertain tax liability of $0.83M.

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

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department appeal has been dismissed by ITAT and the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Income Tax Department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax Department’s appeal has been rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. The appeal is scheduled for a hearing before Bombay High Court on April 19, 2012. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, a tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010. During the quarter ended September 30, 2011, the Company has received order for appeal filed with CIT (A) wherein, the contention of the Company is partially upheld. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A). For the financial year 2007-08, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company would file an appeal with the CIT(A).

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

The Company had provided and paid FBT on certain expenses. However, the Company has contested with the Tax Department that no FBT shall be paid on these expenses. The Income tax department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. The time of issuing notice for rectification was expired on March 31, 2011 and the Company has received FBT refund along with interest for the Financial Year 2008-09 and likely to receive the FBT refund for Financial Year 2007-08 . Accordingly, Syntel has reversed FBT of $1.066 million.

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

Further to our reply and information filed earlier, Syntel India has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is perusing for the closure of the balance audit objections of approximately $0.85 million.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

		(in thousands)
	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$104,628	$78,505
Short-term investments	215,798	208,695

Total	$320,426	$287,200

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

During the year ended December 31, 2011, the Indian rupee has depreciated against the U.S. dollar, by average, by 2.5% as compared to the year ended December 31, 2010. This rupee depreciation positively impacted the Company’s gross margin by 86 basis points, operating income by 118 basis points and net income by 114 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 50.6% and 75.3% of the expenses, respectively.

As at December 31, 2011, the Indian rupee has depreciated against the U.S. dollar, by average, 5.7% as compared to the rate at December 31, 2010. This rupee depreciation has adversely impacted the shareholders equity by approximately $73.8 million, as at December 31, 2011.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to foreign currency rate fluctuations, the Company entered into foreign exchange forward contracts during the year ended December 31, 2011, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2011, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material.

Aggregate contracted principal amounts of contracts outstanding amounted to $60.0 million as of December 31, 2011. The outstanding foreign exchange forward contracts as of December 31, 2011 mature between one to three months. Net (losses) on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the statement of income amounted to $4.87 million loss for the year ended December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2011 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

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

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 5, 2012 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	—	—	4,529,570
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	—	—	4,529,570

**	Includes 3,812,435 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,135 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. There were no other related person transactions in 2011.

The information set forth under the section entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2011, 2010 and 2009, and all the quarters of 2011, 2010 and 2009. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$389,372	$375,626
Audit—Related Fees	13,370	11,975
Tax Fees	—
All Other Fees	2,500	64,302

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

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2011 and 2010 as required by the Sarbanes-Oxley Act of 2002.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Credit Agreement, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

10.2	Line of Credit Note, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.3	Note Modification Agreement, dated August 25, 2010, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and incorporated herein by reference.

10.4	Note Modification Agreement, dated August 19, 2011, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	Form of Restricted Stock Unit Grant Agreement.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.13*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.14*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.16*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.17*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.18*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.19*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.20*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.21*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.22	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel Inc. and State Street Syntel Services (Mauritius) Limited.**

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
**	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

By:	/s/ PRASHANT RANADE
Prashant Ranade
Chief Executive Officer, President and Director (principal executive officer)

Dated: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BHARAT DESAI Bharat Desai	Chairman and Director (principal executive officer)	February 27, 2012

/s/ PRASHANT RANADE Prashant Ranade	Chief Executive Officer, President and Director	February 27, 2012

/s/ ARVIND GODBOLE Arvind Godbole	Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)	February 27, 2012

/s/ NEERJA SETHI Neerja Sethi	Director	February 27, 2012

/s/ PARITOSH K. CHOKSI Paritosh K. Choksi	Director	February 27, 2012

/s/ GEORGE MRKONIC George Mrkonic	Director	February 27, 2012

/s/ THOMAS DOKE Thomas Doke	Director	February 27, 2012

/s/ RAJESH MASHRUWALA Rajesh Mashruwala	Director	February 27, 2012

Index to Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 27, 2012

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$104,628	$78,505
Short-term investments	215,798	208,695
Accounts receivable, net of allowance for doubtful accounts of $2,407 and $3,090 at December 31, 2011 and 2010, respectively	88,573	75,873
Revenue earned in excess of billings	5,131	5,329
Deferred income taxes and other current assets	46,353	43,705

Total current assets	460,483	412,107
Property and equipment	179,576	171,445
Less accumulated depreciation and amortization	73,574	69,338

Property and equipment, net	106,002	102,107
Goodwill	906	906
Noncurrent Term Deposits with Banks	130	66
Deferred income taxes and other noncurrent assets	29,727	30,931

Total assets	$597,248	$546,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$12,299	$10,071
Accrued payroll and related costs	45,949	40,736
Income taxes payable	3,080	2,291
Accrued liabilities	20,309	16,561
Deferred revenue	9,692	9,783
Dividends payable	2,733	2,752

Total current liabilities	94,062	82,194
Other noncurrent liabilities	9,997	12,453

TOTAL LIABILITIES	104,059	94,647

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,571,338 and 41,497,733 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	1
Restricted stock, 243,440 and 244,317 shares issued and outstanding at December 31, 2011 and 2010, respectively	13,692	11,008
Additional paid-in capital	67,422	67,420
Accumulated other comprehensive income (loss)	(72,434)	1,415
Retained earnings	484,508	371,626

Total shareholders’ equity	493,189	451,470

Total liabilities and shareholders’ equity	$597,248	$546,117

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenues	$642,404	$532,133	$419,006
Cost of revenues	395,455	320,042	215,154

Gross profit	246,949	212,091	203,852
Selling, general and administrative expenses	108,721	91,556	78,463

Income from operations	138,228	120,535	125,389
Other income, principally interest, net	16,208	13,126	10,059

Income before provision for income taxes	154,436	133,661	135,448
Income tax expense	31,580	20,068	16,953

Net income	$122,856	$113,593	$118,495

Dividend per share	$0.24	$0.74	$0.24

EARNINGS PER SHARE:
Basic	$2.95	$2.74	$2.86
Diluted	$2.94	$2.73	$2.86

Weighted average common shares outstanding:
Basic	41,619	41,524	41,407
Diluted	41,717	41,611	41,491

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
	Common Stock		Restricted Stock				Unrealized Investment Gain/(Loss)	Unamortized Actuarial Gain/(Loss)	Foreign Currency Translation Adjustment
	Shares	Amount	Shares	Amount
Balance, January 1, 2009	41,265	$1	242	$7,170	$65,739	$180,205	$87	$188	(26,560)	$226,830
Net income						118,495				118,495
Other Comprehensive Income (loss), net of tax							1	(154)	12,360	12,207

Total Comprehensive Income										130,702
ESPP & Stock Option Activity	36				580					580
Restricted stock activity	80		(84)	1,872						1,872
Dividends, $0.24 per share						(9,946)				(9,946)

Balance, December 31, 2009	41,381	1	158	9,042	66,319	288,754	88	34	(14,200)	350,038

Net income						113,593				113,593
Other Comprehensive Income (loss), net of tax							331	(436)	15,598	15,493

Total Comprehensive Income										129,086
ESPP & Stock Option Activity	69				1,101					1,101
Restricted stock activity	48		86	1,966						1,966
Dividends, $0.74 per share						(30,721)				(30,721)

Balance, December 31,2010	41,498	1	244	11,008	67,420	371,626	419	(402)	1,398	451,470

Net income						122,856				122,856
Other Comprehensive Income (loss), net of tax							(255)	315	(73,909)	(73,849)

Total Comprehensive Income										49,007
ESPP & Stock Option Activity	1				2					2
Restricted stock activity	72		(1)	2,684						2,684
Dividends, $0.24 per share						(9,974)				(9,974)

Balance, December 31,2011	41,571	$1	243	$13,692	$67,422	$484,508	$164	($87)	($72,511)	$493,189

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$122,856	$113,593	$118,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,880	14,413	15,003
Bad debt provisions, net	97	65	2,101
Realized gains on sales of short-term investments	(2,539)	(1,349)	(1,580)
Deferred income taxes	(4,613)	(8,287)	(1,998)
Compensation expense related to restricted stock	2,684	1,938	1,946
Adjustment related to the uncertain tax positions liabilities and other tax credits, net	(3,948)	(1,284)	(4,301)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(40,907)	(20,286)	1,717
Other current assets	(9,183)	(11,844)	(29,129)
Accrued payroll and other liabilities	27,399	23,224	(6,235)
Deferred revenues	326	3,829	783

Net cash provided by operating activities	109,052	114,012	96,802

Cash flows from investing activities:
Property and equipment expenditures	(38,232)	(22,546)	(25,509)
Purchases of mutual funds	(213,829)	(292,745)	(272,861)
Purchases of term deposits with banks	(206,201)	(248,454)	(74,201)
Proceeds from sales of mutual funds	219,032	289,247	273,475
Maturities of term deposits with banks	159,566	181,007	35,197

Net cash used in investing activities	(79,664)	(93,491)	(63,899)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	947	440
Tax benefit on stock options exercised	—	152	—
Dividends paid	(9,992)	(30,697)	(9,986)

Net cash used in financing activities	(9,990)	(29,598)	(9,546)

Effect of foreign currency exchange rate changes on cash	6,725	(241)	(566)

Change in cash and cash equivalents	26,123	(9,317)	22,791
Cash and cash equivalents, beginning of year	78,505	87,822	65,031

Cash and cash equivalents, end of year	$104,628	$78,505	$87,822

Noncash investing and financing activities
Cash dividends declared but unpaid	$2,494	$2,490	$2,792
Supplemental disclosures of cash flow information—
Cash paid for income taxes	$28,610	$19,403	$24,896

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

During the year ended December 31, 2011, the Company entered into foreign exchange forward contracts with a notional amount of $185.0 million with maturity dates of one to nine months. During the year ended December 31, 2011, contracts amounting to $165.0 million expired resulting in a loss of $8.95 million. The loss for the direct customer related contracts is $4.87 million is recorded as an offset to other income and loss for the inter company related contracts is $4.08 million. At December 31, 2011, foreign exchange forward contracts amounting $ 60.0 million were outstanding. The fair value of the foreign exchange forward contracts of $2.6 million is reflected in other current liabilities in the balance sheet of the Company as at December 31, 2011 with a corresponding debit to offset other income.

During the year ended December 31, 2011, the Company did not enter into currency option contracts.

During the year ended December 31, 2010, the Company entered into foreign exchange forward contracts with a notional amount of $165.0 million with maturity dates of one to four months. During the year ended December 31, 2010, contracts amounting to $125.0 million expired resulting in a gain of $4.2 million. The gain for the direct customer related contracts is $2.5 million is recorded in other income and gain for the inter company related contracts is $1.7 million. At December 31, 2010, foreign exchange forward contracts amounting $ 40.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2010 is reflected in other current assets with a corresponding credit to income.

During the year ended December 31, 2010, the Company entered into currency option contracts (During the quarter ended June 30, 2010, the Company entered into currency option contracts with a notional amount of $5.0 million and the same is expired on 31st October 2010). There was no gain or loss on currency option contract, as USD-INR was at 44.51 and the contract was not executed by both the parties. (Range of the said contract was Rs. 44.50 (Minimum) to Rs. 46.20 (Maximum)).

During the year ended December 31, 2009, the Company entered into foreign exchange forward contracts with a notional amount of $67.0 million with maturity dates of one to three months. During the year ended December 31, 2009, contracts amounting to $124.0 million expired resulting in a gain of $0.84 million. The gain for the direct customer related contracts is $0.69 million is recorded in other income and gain for the inter company related contracts is $0.15 million. At December 31, 2009, no foreign exchange forward contracts were outstanding.

Other income

Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2011 and December 31, 2010, approximately $17.6 million and $23.3 million, respectively, are in a money market fund maintained by JPMorgan Chase Bank, N.A. that invests primarily in corporate bonds and treasury notes. Term deposits with original maturity of three months or less held with Bank of India and Punjab National Bank were $43.70 million and with Bank of India, Punjab National Bank and ICICI were $20.0 million as at year end December 31, 2011 and 2010, respectively. The remaining amounts of cash and cash equivalents are invested in money market accounts with various banking and financial institutions.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at December 31, 2011 or December 31, 2010.

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $190.8 million and $175.4 million at December 31, 2011 and 2010, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2011 and 2010 non current term deposits with banks were at $0.1 million and $0.1 million, respectively.

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

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $16.9 million, $14.4 million and $15.0 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2011 and 2010.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2011 and 2010.

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

During 2011, the Company had a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain USA State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years.

The revisions in the above estimates during 2011 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2011 by $0.10 per share.

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2011, December 31, 2010 and December 31, 2009, foreign exchange gain of $8.7 million and foreign exchange loss of $2.0 million and $1.0 million was included in selling, general and administrative expenses, respectively.

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

The gross charge for unutilized earned leave was $5.6 million, $4.0 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The amounts accrued for unutilized earned leave were $15.4 million and $14.5 million as of December 31, 2011 and 2010, respectively, and are included within accrued payroll and related costs.

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

Investment in Medivo Inc.

Syntel Inc. had agreed to invest US$ 125,000 in Convertible Debt Promissory Note of Medivo, Inc. (“Medivo”), a Delaware corporation. The investment was to be made US$ 75,000 in cash and US$ 50,000 in kind through efforts made under Master Services Agreement (“MSA”) executed with Medivo. The cash portion of investment was paid on 6th July 2011 and the in-kind portion was to be invested over time as per the terms of MSA. The Letter of Intent (“LOI”) and MSA for the same were signed on 1st July 2011. The note paid 6% interest per annum, payable quarterly for two years and was to be converted to Medivo common stock based on a 30% discount to the next round of financing raised. This debt was not registered under the Securities Act of 1933.

On 15 Nov 2011, Syntel Inc. received $75,567 from Medivo Inc resulting into surrender and cancellation of Convertible Debt Promissory Note issued to Syntel Inc. The investment was retired as Medivo wanted to consolidate smaller investments and quantum of Syntel’s investment ($75,000) was not seen in client conversations as being strategic. The partnership with Medivo however has been progressing.

Recently issued accounting standards

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. However, unlike the proposed ASU, the final ASU does not require entities to provide sensitivity disclosures. The FASB will consider whether to require sensitivity disclosures jointly with the IASB as part of a new convergence project on fair value measurement and disclosures. The ASU was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles- Goodwill and other (Topic 350): When to perform step 2 of the Goodwill Impairment Test for Reporting Units with zero or negative carrying amounts” (ASU 2010-28). This Update provides guidance on how an entity with reporting units that have a zero or negative carrying amounts shall consider qualitative factors in addition to the goodwill impairment Step 1 process to determine if Step 2 of the goodwill impairment process shall be completed. If the qualitative factors indicate that events or circumstances exist that indicate it is more likely than not that goodwill impairment exists, a Step 2 goodwill analysis is required even if Step 1 was passed. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of ASU 2010-28, did not have any significant impact on the Company’s financial statement.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for Business Combinations” (ASU 2010-29). This update provides clarification on the presentation of pro forma information for business combinations and applies to public entities. The Update specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29, did not have any significant impact on the Company’s financial statement.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB’s new IFRS 13, Fair Value Measurement. Issuing this standard completes a major project of the Boards’ joint work to improve and converge of IFRS and U.S. GAAP. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The requirements of this ASU and its impact on the Company are being evaluated.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05- Presentation of Comprehensive Income—increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. At the November 8, 2011 FASB meeting, the Board decided to defer the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to provide the Board with more time to re-deliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. ASU 2011- 12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferring the effective date of these paragraphs was issued December 23, 2011. The deferral of the presentation requirements for reclassification adjustments does not impact the effective date of other requirements in the ASU. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The requirements of this ASU and its impact on the Company are being evaluated.

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

3. Short-Term Investments

Short-term investments included the following at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Investments in mutual funds at carrying value	$25,027	$33,271
Term deposits with banks	190,771	175,424

Total	$215,798	$208,695

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Cost	$24,817	$32,742	$26,919
Unrealized gain, net	210	529	241

Carrying value	$25,027	$33,271	$27,160

Gross realized gains	$2,539	$1,315	$1,565
Proceeds on sales of mutual funds	219,032	289,247	273,475
Purchases of mutual funds	213,829	292,745	272,861

Information related to investments in term deposits with banks included the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Cost	$190,771	$175,424	$85,083

Maturities of term deposits	$159,566	$181,007	$35,197
Purchases of term deposits	206,201	248,454	74,201

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(In thousands)
Unbilled revenue for time-and-materials projects	$8,640	$10,975
Unbilled revenue for fixed-price projects, net of discounts	(3,509)	(5,646)

	$5,131	$5,329

Deferred revenue at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$8,683	$9,704
Other deferred revenue	1,009	79

	$9,692	$9,783

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
	(In thousands)
Balance, beginning of year	$3,090	$3,000	$440
Provision	23	15	2,557
Write-offs, net of recoveries	(706)	75	3

Balance, end of year	$2,407	$3,090	$3,000

6. Property and Equipment

Property and equipment at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(In thousands)
Office building	$38,799	$38,159
Computer equipment and software	48,584	49,143
Furniture, fixtures and other equipment	52,156	47,007
Vehicles	1,507	946
Leasehold improvements	8,481	4,762
Leasehold land	5,963	4,228
Residential property	1,148	1,366
Capital advances / work in progress	22,938	25,834

	179,576	171,445
Less accumulated depreciation and amortization	73,574	69,338

	$106,002	$102,107

7. Line of Credit

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate.

There were no outstanding borrowings at December 31, 2011 and December 31, 2010.

8. Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2011 are as follows:

(In thousands)
2012	$7,003
2013	5,612
2014	5,471
2015	4,778
2016	3,423

$26,287

Total rent expense amounted to approximately $11.1 million, $9.0 million and $8.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital Lease

During the year 2011 the Company acquired Lease hold improvements under capital lease. Future minimum annual lease commitments under capital leases as of December 31, 2011 are as follows:

(In thousands)
2012	$232
2013	232
2014	232
2015	232
2016	11

$939
Less: Amount representing interest	177

Present value of minimum lease payments	762
Less: Current installments of obligations under capital leases	184

578

Leasehold improvements under capital lease amounted to $1.12 million and none, recorded under property and equipment, as at December 31, 2011 and December 31, 2010, respectively. Accumulated depreciation on the capital lease amounted to $0.15 million and none, as at December 31, 2011 and December 31, 2010, respectively. Depreciation expense under capital lease amounted to approximately $0.17 million for the year ended December 31, 2011 and none for the years ended December 31, 2010 and December 31, 2009, respectively. The Capital lease liability of $0.95 million has been recorded under current liability and non current liability, for $0.18 million and $0.77 million, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(In thousands)
U.S.	$3,577	$12,359	$16,216
Foreign	150,859	121,302	119,232

	$154,436	$133,661	$135,448

Income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
	(In thousands)
Current:
Federal	$4,501	$2,650	$1,402
State	821	483	256
Foreign	34,457	23,423	22,315

Total current provision	39,779	26,556	23,973

Deferred:
Federal	(3,320)	651	418
State	(606)	119	76
Foreign	(4,273)	(7,258)	(7,514)

Total deferred provision (benefit)	(8,199)	(6,488)	(7,020)

Total provision for income taxes	$31,580	$20,068	$16,953

The components of net deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets
Impairment of investments and capitalized development costs	$0	$1,601
Valuation allowance	0	(1,601)
Carry forward losses of subsidiaries	147	(486)
Minimum alternate tax credit of subsidiaries	15,796	17,209
Property, plant and equipment	1,589	1,287
Accrued expenses and allowances	7,053	7,122
Advanced billing receipts	0	1,933

Total deferred tax assets	24,585	27,065

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(77)	(115)

Total deferred tax liabilities	(1,803)	(1,841)

Net deferred tax assets	$22,782	$25,224

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2011	2010
	(In thousands)
Deferred tax asset, current	$7,121	$11,054
Deferred tax asset, non-current	15,661	14,170

	$22,782	$25,224

Syntel’s software development centers/units are located in Mumbai, Chennai Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

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

The benefit of the tax Holiday under Indian Income Tax was $19.1 million, $25.0 million and $28.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2011, the Company would have accrued taxes of approximately $175.0 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U. S. Federal income tax rate of 35% for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1%	0.3%	0.4%

Foreign effective tax rates different from U.S. Statutory Rate	(12.0%)	(19.6%)	(19.7%)
Tax reserves	(2.7%)	(0.7%)	(2.4%)
Prior year adjustment	(0.0%)	(0.0%)	(0.7%)
Other, net	(0.0%)	(0.0%)	(0.1%)

Effective income tax rate	20.4%	15.0%	12.5%

During the year ended December 31, 2011, 2010 and 2009, the effective income tax rates were 20.4%, 15.0% and 12.5%, respectively.

The tax rate for the year ended December 31, 2011 was positively impacted by the reversal of provision of uncertain tax liability of $4.1 million and was adversely impacted due to the effective tax rate impact of tax holidays ceasing to be available to certain offshore facilities effective April 1, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In Millions)
Balance as at January 1	$19.71	$14.44
Additions based on tax positions relate to the current year	5.81	5.85
Reductions for tax positions of prior years	(3.46)	(1.17)
Settlement	—	—
Foreign currency translation effect	(3.65)	0.59

Balance as at December 31	$18.41	$19.71
Income taxes Paid, see below	(18.24)	(16.64)

Amounts, net of Income taxes Paid	$0.17	$3.07

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $18.24 million and $16.64 million against the liabilities for unrecognized tax benefits of $18.41 million and $19.71 million, as at December 31, 2011 and 2010, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2011 and December 31, 2010, the Company recognized a tax charge towards interest of approximately none and $0.21 million, respectively. Furthermore, during the years ended December 31, 2010 and 2009, the Company reversed $0.33 million and $0.09 million, respectively, towards interest previously accrued.

The Company had accrued approximately $0.06 million and $0.39 million for interest and penalties as of December 31, 2011 and December 31, 2010, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.2 million and potential tax disputes of $3.5 million could change in the next twelve months as litigations and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2008 and for State tax examinations for years before 2007. During 2010 the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2007. The IRS has closed the audit for Syntel India’s U.S. Income tax returns for the years 2007, 2008 and 2009, after reaching a settlement, for a certain amount, paid during the quarter ended March 31, 2011 which had no material impact on Syntel’s financial position.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2007-08 pending at various levels of tax authorities. Financial year 2008-09 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2004-05 and onwards.

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain USA State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

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

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $2.09 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million provided for uncertain income tax positions during the year 2007. During the quarter ended June 30, 2011, the Company has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, disputed Indian income tax liabilities were reduced to $1.27 million and the Company reversed a provision of uncertain tax liability of $0.04 million. Syntel Limited has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel Limited’s position in this matter.

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

Syntel Limited has also not provided for other disputed Indian income tax liabilities aggregating to $4.73 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.01 million provided for uncertain income tax positions during the year 2007, against which Syntel Limited has filed the appeals with the CIT(A). Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter. Syntel Limited has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel Limited was partially upheld. Syntel Limited has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). Syntel Limited has received a favorable order from the ITAT on January 24, 2009, wherein the contention of the Company was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Company tax disputes are reduced for the financial year 2001-02 by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before Supreme Court of India.

Syntel Limited has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited is partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by CIT(A). The Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on April 24, 2012.

For the financial year 2004-05, the appeal of the Company was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax department’s appeal was rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to the Company and the Income Tax department had not filed an appeal on the aforesaid item before ITAT. Accordingly, the Company has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax department Appeal for the financial year 2004-05 is scheduled for a hearing before the Bombay High Court on April 19, 2012. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position, and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to particular tax position and the Company has filed an appeal with the CIT(A). During the quarter ended September 30, 2011, the Company received an order for appeal filed with CIT (A) that partially upholds the Company’s contentions. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A).

For the financial year 2006-07, the Indian Income Tax Department has decided against the Syntel KPO entity in respect to particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). During the quarter ended December 31, 2011, the Syntel KPO entity has received order for appeal filed with CIT (A) wherein, the contention of the Company is partially upheld. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A). For the financial year 2007-08, the Income Tax Department has decided against Syntel KPO entity with respect to particular tax position and Syntel KPO entity has file an appeal with the CIT (A). For the financial year 2007-08, the Income Tax Department has also decided against Syntel International Private Limited (SIPL) in respect to particular tax position and SIPL has file an appeal with the CIT (A).

The Company has provided for a tax liability amounting to $3.61 million in the books for the financial years 1996-97 to 2007-08, (except for financial year 1998-99, financial year 1999-2000, financial year 2001-02 and financial year 2004-05) on a particular tax matter. Syntel Limited has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT has held the matter in favor of Syntel Limited. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India. During the quarter ended June 30, 2011, Syntel Limited has reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, during the quarter ended June 30, 2011, Syntel Limited has reversed the provision of uncertain tax liability of $0.83M.

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

For the financial years 2001-02 and 2002-03, the CIT(A) has held against the Company and the Company has filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department appeal has been dismissed by ITAT and the Income Tax Department has filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court has dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) has partially allowed the appeal in favor of the Company. The Company has filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05 the Income Tax Department has filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax Department’s appeal has been rejected by ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. The appeal is scheduled for a hearing before Bombay High Court on April 19, 2012. For the financial year 2005-06, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). During the year ended December 31, 2010, the Company’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, a tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010. During the quarter ended September 30, 2011, the Company has received order for appeal filed with CIT (A) wherein, the contention of the Company is partially upheld. The Company has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A). For the financial year 2007-08, the Indian Income Tax Department has decided against the Company in respect to a particular tax position and the Company would file an appeal with the CIT(A).

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

The Company had provided and paid FBT on certain expenses. However, the Company has contested with the Income Tax Department that no FBT shall be paid on these expenses. The Income Tax Department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. The time of issuing notice for rectification was expired on March 31, 2011 and the Company has received FBT refund along with interest for the Financial Year 2008-09 and likely to receive the FBT refund for Financial Year 2007-08. Accordingly, Syntel has reversed FBT of $1.066 million.

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

Further to our reply and information filed earlier, Syntel India has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is perusing for the closure of the balance audit objections of approximately $0.85 million.

Syntel India has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against the Company. Based on the consultant’s advice, the Company will be in a position to defend the objections raised, and therefore no provision has been made in the books.

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,619	$2.95	41,524	$2.74	41,407	$2.86
Potential dilutive effect of stock options	98	(0.01)	87	(0.01)	84	(0.00)

Diluted earnings per share	41,717	$2.94	41,611	$2.73	41,491	$2.86

11. Dividends

The Company has paid quarterly cash dividends of $0.06 per share during 2011, 2010 and 2009. In addition, the Board of Directors declared and paid a special cash dividend of $0.50 per share during 2010. Per share cash dividends paid in 2011, 2010 and 2009 were $0.24, $0.74 and $0.24, respectively.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $1.9 million and $1.9 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2011 and 2010, the Company issued restricted stock awards of 91,364 and 209,358, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010 and 2011 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Cost of revenues	$742	$495	$485
Selling, general and administrative expenses	1,942	1,443	1,461

	$2,684	$1,938	$1,946

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $0.002 million, $0.95 million and $0.44 million, respectively. New shares were issued for all options exercised during the year ended December 31, 2011.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2011	2010	2009
Assumptions:
Risk free interest rate	0.85%	2.02%	2.34%
Expected life	5 years	5 years	5 years
Expected volatility	58.26%	59.52%	61.77%
Expected dividend yield	0.51%	1.55%	0.50%

The Company’s computation of expected volatility for the years ended December 31, 2011, 2010 and 2009 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-Based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2011, 2010 and 2009:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2011	5,473	$5.01
Granted	—	—
Exercised	(325)	5.00
Adjustment	—	—
Forfeited	—	—
Expired / Cancelled	(5,148)	5.01

Outstanding at December 31, 2011	0	$0.00	0.00	$0

Options Exercisable at December 31, 2011	0	$0.00	0.00	$0

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2010	73,413	$13.28
Granted	—	—
Exercised	(67,940)	13.95
Adjustment	—	—
Forfeited	—	—
Expired / Cancelled	—	—

Outstanding at December 31, 2010	5,473	$5.01	0.05	$234

Options Exercisable at December 31, 2010	5,473	$5.01	0.05	$234

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2009	126,155	$13.60
Granted	—	—
Exercised	(38,138)	11.54
Adjustment	253	5.00
Forfeited	—	—
Expired / Cancelled	(14,857)	19.99

Outstanding at December 31, 2009	73,413	$13.28	2.33	$1,847

Options Exercisable at December 31, 2009	73,413	$13.28	2.33	$1,847

No options were granted during the years ended December 31, 2011, 2010 and 2009. The aggregate fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 were none.

13. Commitments and Contingencies

As of December 31, 2011, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $22.3 million primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

Syntel is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. Syntel’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. Management has received legal counsel opinion that with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Syntel’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. The accrual related to litigation at December 31, 2011 and 2010 was none and $0.5 million, respectively.

Further, during the twelve months ended December 31, 2011, the Company recorded a one-time, non-recurring charge to earnings to resolve all claims brought as part of an arbitration proceeding with a former client arising out of a 2004 engagement, which resulted in a onetime expense of net $12.1 million and an increase in revenue of approximately $0.96 million.

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $16,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2011, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $3.28 million, $2.79 million and $1.98 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $5.6 million and $5.3 million as of December 31, 2011 and 2010, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $2.3 million, $1.45 million and $0.98 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s balance sheets and statements of income.

	(USD thousands)
	2011	2010
Accumulated benefit obligation	2,898	2,690
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	5,330	3,496
Service cost	1,660	1,079
Interest cost	560	378
Plan Amendment	—	386
Actuarial loss/(gain)	(401)	223
Benefits paid	(538)	(421)
Effect of exchange rate changes	(969)	189

Projected benefit obligation at end of the year	5,642	5,330

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	610	499
Provision for gratuity (included in non-current liabilities)	5,032	4,831

As of December 31, 2011 and December 31, 2010 amounts in accumulated other comprehensive income:
Net Actuarial (Gain)/ Loss	(253)	121
Net Prior Service (Credit)/Cost	302	397

Total accumulated other comprehensive (income)/loss	49	518

Expected amortization out of comprehensive income in 2012 is $0.02 million.

	(USD thousands)
	2011	2010
Reconciliation of Net Amount Recognized
Net Amount Recognized as at beginning of the period	(5,330)	(3,496)
Company Contributions	538	421
Net Periodic Benefit Cost for the period	(2,256)	(1,454)
Amount Recognized in Accumulated Other Comprehensive Income	436	(611)
Foreign Currency Translation adjustment	970	(190)

Net Amount Recognized as at end of the period	(5,642)	(5,330)
Funded status of the plans	—	—

Accrued benefit cost	(5,642)	(5,330)

The components of net gratuity costs are reflected below:
Service Cost	1,660	1,079
Interest Cost	560	378
Amortization of transition obligation/(assets)	39	0
Amortization of Net Actuarial (Gain)/Loss	24	(3)

Net Periodic Benefit costs	2,283	1,454

Weighted-average assumptions used to determine benefit obligations:

	2011	2010
Discount rate	9.30% p.a.	8.75% p.a.
Long-term rate of compensation increase	11% p.a. for first year & 9% for next two years &7% p.a. thereafter	11% p.a. for first year & 9% for next two years &7% p.a. thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2011	2010
Discount rate	9.30% p.a.	8.75% p.a.
Long-term rate of compensation increase	11% p.a. for first year & 9% for next two years &7% thereafter	11% p.a. for first year & 9% for next two years &7% thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(USD thousands)
For the year ended December 31, 2011	Expected contribution
2012	608
2013	738
2014	895
2015	1,340
2016	1,701
2017 – 2021	8,603

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

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In Thousands)
Net Revenues:
Applications Outsourcing	$478,927	$402,526	$305,931
KPO	97,777	79,589	76,558
e-Business	52,854	38,006	27,092
TeamSourcing	12,846	12,012	9,425

	642,404	532,133	419,006
Gross Profit:
Applications Outsourcing	164,812	141,168	132,484
KPO	57,291	50,579	52,228
e-Business	19,899	14,441	14,168
TeamSourcing	4,947	5,903	4,972

	246,949	212,091	203,852
Selling, general and administrative expenses	108,721	91,556	78,463

Income from operations	$138,228	$120,535	$125,389

The Company’s largest customer in 2011, 2010 and 2009 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $170.8 million, $127.7 million and $89.6 million, contributing approximately 27%, 24% and 21% of total consolidated revenues during 2011, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, accounts receivable from this customer were $19.1 million, $15.6 million and $4.2 million, respectively. The entire revenue from this customer was generated in the Applications Outsourcing segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2011, 2010 and 2009. Revenue from this customer was approximately $109.4 million, $87.3 million and $82.6 million, contributing approximately 17%, 16% and 20% of total consolidated revenues during 2011, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, accounts receivable from this customer was $13.7 million, $11.5 million and $9.4 million, respectively. Approximately 75% of the revenue from this customer was generated in the KPO segment and 25% in Applications Outsourcing segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands)
Net revenues (1):
North America (2)	$594,352	$492,310	$385,433
India	2,603	1,777	3,164
Europe (3)	43,346	35,689	29,172
Rest of the World	2,103	2,357	1,237

Total	$642,404	$532,133	$419,006

	2011	2010	2009
Long-lived assets (4):
North America (2)	$1,558	$1,818	$1,826
India	105,262	101,145	88,668
Europe (3)	88	50	52
Rest of the World	—	—	—

Total	$106,908	$103,013	$90,546

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2011
Net revenues	$145,372	$156,985	$167,627	$172,420	$642,404
Cost of revenues	94,560	100,200	100,893	99,802	395,455

Gross profit	50,812	56,785	66,734	72,618	246,949
Selling, general and administrative expenses	24,623	27,781	36,679	19,638	108,721

Income from operations	26,189	29,004	30,055	52,980	138,228
Other income net	6,119	5,923	1,632	2,534	16,208

Income before income taxes	32,308	34,927	31,687	55,514	154,436
Income tax expense (1)	7,259	7,287	5,480	11,554	31,580

Net income	25,049	27,640	26,207	43,960	122,856

Earnings per share, diluted (a)	$0.60	0.66	0.63	1.05	2.94

Weighted average shares outstanding, diluted	41,711	41,696	41,724	41,736	41,717

2010
Net revenues	$116,039	$130,649	$140,545	$144,900	$532,133
Cost of revenues	66,800	79,083	84,881	89,278	320,042

Gross profit	49,239	51,566	55,664	55,622	212,091
Selling, general and administrative expenses	22,248	19,114	24,924	25,270	91,556

Income from operations	26,991	32,452	30,740	30,352	120,535
Other income, net	2,283	1,959	4,876	4,008	13,126

Income before income taxes	29,274	34,411	35,616	34,360	133,661
Income tax expense (2)	4,143	6,151	5,177	4,597	20,068

Net income	$25,131	$28,260	$30,439	$29,763	$113,593

Earnings per share, diluted (a)	$0.60	$0.68	$0.73	$0.71	$2.73

Weighted average shares outstanding, diluted	41,566	41,580	41,618	41,679	41,611

(1)	The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. Out of the above, $3.2 million was reversed during the quarter and $0.9 million was reversed during the second quarter, offset by the charge of $0.6 million during the year; amounting to $0.3 million, $0.0 million and $0.3 million, for the first, second and third quarter respectively. The Company also reversed during the third quarter, $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve was recorded during the third quarter, which had arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the fourth quarter ended December 31, 2011, the Company reviewed the filing requirements for certain USA State Income Tax returns. The Company updated the profit apportion method in those certain States. Accordingly, the Company provided $1.3 million, out of which $0.8 million relates to the prior years.

(2)	The income tax provisions for the first quarter, third quarter and fourth quarter of 2010 were impacted by reversal of; provisions established for uncertain income tax positions liabilities and other tax positions of $0.33 million, $0.5 million as a result of the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits and provisions established for uncertain income tax positions liabilities and other tax positions of $0.45 million, respectively.

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

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

The Company’s KPO services to State Street Bank and two other customers are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these three customers represented approximately 14%, 14% and 17% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & Cash Equivalents
Money Market Funds	17.6	—	—	17.6
Short Term Investments—
Available for Sale Securities	25.0	—	—	25.0
Fair value of foreign exchange forward and currency option contracts	—	(2.6)	—	(2.6)

Total Assets measured at fair value	42.6	(2.6)	—	40.0

Changes in Financial Instruments Measured at Level 3 Fair Value

The following tables present the changes during the period presented in our Level 3 financial instruments that are measured at fair value. The instrument consist of investment classified as available-for–sale with changes in fair value included in OCI.

(In Millions)	Corporate Notes	Total
Balance, January 1, 2011	$—	$—
Total realized and unrealized gains (losses)	0.1	0.1
Included in other income (expenses)	—	—
Included in other comprehensive Income	—	—
Reduction during the year	(0.1)	(0.1)

Balance, December 31, 2011	$0.0	$0.0

Changes in unrealized gains (losses) included in other Income (expenses) related to assets held as of December 31, 2011.	$0	$0

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & Cash Equivalents
Money Market Funds	23.3	—	—	23.3
Short Term Investments—
Available for Sale Securities	33.3	—	—	33.3
Fair value of foreign exchange forward and currency option contracts	—	1.0	—	1.0

Total Assets measured at fair value	56.6	1.0	—	57.6

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

In addition to the above the following table summarizes the term deposits with various banks outstanding as at December 31, 2011 and December 31, 2010.

Balance Sheet Item	As at December 31, 2011	As at December 31, 2010
	(In millions)
Cash & Cash Equivalents	43.7	20.0
Short Term Investments	190.8	175.4
Non Current Assets	0.1	0.1
Total	234.6	195.5

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1	Credit Agreement, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

10.2	Line of Credit Note, dated August 3, 2009, between the Registrant and JPMorgan Chase Bank, N.A, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.3	Note Modification Agreement, dated August 25, 2010, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and incorporated herein by reference.

10.4	Note Modification Agreement, dated August 19, 2011, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.

10.5*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.6*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.7*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.8*	Form of Restricted Stock Unit Grant Agreement.

10.9*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.10*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.11*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.12*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.14*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.16*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

E-1

Exhibit No.	Description
10.17*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.18*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.19*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.20*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.21*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.22	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited.**

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
**	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

E-2