Form 10-Q
period 2012-03-31
SYNTEL INC
filed 2012-05-04
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 41,824,778 shares issued and outstanding as of April 30, 2012.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS,EXCEPT SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Net revenues	$170,744	$145,372
Cost of revenues	99,292	94,560

Gross profit	71,452	50,812
Selling, general and administrative expenses	26,946	24,623

Income from operations	44,506	26,189

Other income, principally interest	8,289	6,119

Income before income taxes	52,795	32,308
Income tax expense	12,050	7,259

Net income	$40,745	$25,049

Other Comprehensive Income, Net of tax

Foreign currency translation adjustments	$16,012	$3,036

Unrealized gains on securities:
Unrealized holding gains arising during period	272	229
Less: reclassification adjustment for gains included in net income	(177)	(192)

	95	37

Defined benefit pension plans:
Net Profit / (loss) arising during period	(4)	10
Less: amortization of prior service cost included in net periodic pension cost	9	—

	5	10

Other comprehensive income, before tax	16,112	3,083
Income tax expenses related to other comprehensive income	(31)	(2)

Other comprehensive income, net of tax	16,081	3,081

Comprehensive Income	$56,826	$28,130

Dividend per share	$0.06	$0.06

EARNINGS PER SHARE:
Basic	$0.98	$0.60
Diluted	$0.98	$0.60

Weighted average common shares outstanding:

Basic	41,653	41,579

Diluted	41,765	41,711

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$83,849	$104,628
Short term investments	250,549	215,798
Accounts receivable, net of allowances for doubtful accounts of $1,727 and $2,407 at March 31, 2012 and December 31, 2011, respectively	96,544	88,573
Revenue earned in excess of billings	15,480	5,131
Deferred income taxes and other current assets	54,662	46,353

Total current assets	501,084	460,483

Property and equipment	189,824	179,576
Less accumulated depreciation and amortization	80,154	73,574

Property and equipment, net	109,670	106,002

Goodwill	906	906
Non current Term Deposits with Banks Deferred income taxes and other non current assets	136 31,780	130 29,727

TOTAL ASSETS	$643,576	$597,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$16,554	$12,299
Accrued payroll and related costs	36,658	45,949
Income taxes payable	5,711	3,080
Accrued liabilities	16,780	20,309
Deferred revenue	5,823	9,692
Dividends payable	2,734	2,733

Total current liabilities	84,260	94,062

Other non current liabilities	10,946	9,997

TOTAL LIABILITIES	95,206	104,059

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	548,370	493,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$643,576	$597,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholdrs’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2011	41,571	$1	243	$13,692	$67,422	$484,508	$(72,434)	$493,189

Net income						40,745		40,745

Other comprehensive income, net of tax							16,081	16,081

Restricted stock activity			10	854				854

Dividends						(2,499)		(2,499)

Balance, March 31, 2012	41,571	$1	253	$14,546	$67,422	$522,754	$(56,353)	$548,370

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,745	$25,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,180	3,904
Bad debt provisions	564	—
Realized gains on sales of short term investments	(603)	(589)
Deferred income taxes	(715)	(1,754)
Compensation expense related to restricted stock	856	652
Adjustment related to the uncertain tax positions and other tax credits	—	10
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(9,737)	(4,107)
Other assets	(13,084)	(2,752)
Accrued payroll and other liabilities	(4,713)	(4,597)
Deferred revenue	(3,976)	(3,769)

Net cash provided by operating activities	13,517	12,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(4,489)	(20,930)
Purchase of mutual funds	(57,675)	(39,501)
Purchase of term deposits with banks	(76,414)	(50,252)
Proceeds from sales of mutual funds	58,067	52,789
Maturities of term deposits with banks	50,433	37,934

Net cash used in by investing activities	(30,078)	(19,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,494)	(2,493)

Net cash used in financing activities	(2,494)	(2,493)

Effect of foreign currency exchange rate changes on cash	(1,724)	1,425

Change in cash and cash equivalents	(20,779)	(8,981)

Cash and cash equivalents, beginning of period	$104,628	78,505

Cash and cash equivalents, end of period	$83,849	$69,524

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,494	$2,754

Cash paid for income taxes	7,977	858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2012, the results of their operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The year-end condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method, potential tax liabilities and bonus accrual. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

4. REVENUE RECOGNITION

The Company recognizes revenues from time and material contracts as the services are performed.

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

Revenue on fixed-priced, applications development and integration projects in the Company’s application outsourcing and e-Business segments are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts & currency option contracts where the counter party is a bank. The Company purchases foreign exchange forward contracts & currency option contracts to mitigate the risk of changes in foreign exchange rates on cash flows denominated in certain foreign currencies. These contracts are carried at fair value with resulting gains or losses included in the consolidated statements of comprehensive income in other income.

During the quarter ended March 31, 2012, the Company entered into foreign exchange forward contracts with a notional amount of $100.0 million and with maturity dates of one to four months. During the quarter ended March 31, 2012, contracts amounting to $75.0 million expired. At March 31, 2012, foreign exchange forward contracts amounting to $85.0 million were outstanding. The fair value of the foreign exchange forward contracts of $2.18 million is reflected in accrued liabilities in the balance sheet of the Company as at March 31, 2012. During the quarter ended March 31, 2012, forward contract gain of $1.01 million, pertaining to direct client related contracts is recorded as other income and forward contract gain of $1.18 million, pertaining to intercompany related contracts is recorded as other comprehensive income.

During the quarter ended March 31, 2012, the Company did not enter into currency option contracts.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At March 31, 2012 and December 31, 2011, approximately $14.4 million and $ 17.6 million, respectively, are in a money market fund maintained by JP Morgan Chase Bank NA that invests in corporate bonds and treasury notes. Term deposits with original maturity of three months or less held with Bank of India were $36.3 million as at March 31, 2012 and with Bank of India and Punjab National Bank were $43.70 million as at December 31, 2011. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at March 31, 2012 or December 31, 2011.

8. TAX ON OTHER COMPREHENSIVE INCOME

Total taxes on Other Comprehensive Income for the three months ended March 31, 2012 and 2011 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(in thousands)
Unrealized gains on securities	$30	$(1)
Defined benefit pension plans	1	3

Total tax on Other Comprehensive Income	$31	$2

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

The following tables set forth the computation of earnings per share:

	Three Months Ended March 31,
	2012		2011
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,653	$0.98	41,579	$0.60
Potential dilutive effect of stock options outstanding	112	(0.00)	132	(0.00)

Diluted earnings per share	41,765	$0.98	41,711	$0.60

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Applications Outsourcing	$127,288	$106,735
KPO	26,420	23,543
e-Business	13,529	12,694
TeamSourcing	3,507	2,400

	170,744	145,372

Gross Profit:
Applications Outsourcing	48,046	32,382
KPO	16,715	12,940
e-Business	5,260	4,594
TeamSourcing	1,431	896

	71,452	50,812
Selling, general and administrative expenses	26,946	24,623

Income from operations	$44,506	$26,189

During the three months ended March 31, 2012, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $45.4 million and $28.9 million, respectively, during the three months ended March 31, 2012, contributing approximately 26.6% and 16.9%, respectively of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% was generated in the Application Outsourcing segment. The corresponding revenue for the three months ended March 31, 2011 from American Express Corp. and State Street Bank was $36.9 million and $25.9 million, respectively, contributing approximately 25.4% and 17.8%, respectively, of total consolidated revenues. The entire revenue from American Express Corp. was generated in the Application Outsourcing segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% in the Application Outsourcing segment. At March 31, 2012 and December 31, 2011, accounts receivable from American Express Corp. were $17.5 million and $19.1 million, respectively. Accounts receivable from State Street Bank were $14.4 million and $13.7 million, respectively, as at March 31, 2012 and December 31, 2011

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net Revenues (1)
North America (2)	$158,292	$134,377
India	355	543
Europe (3)	10,789	10,005
Rest of the World	1,308	447

Total revenue	$170,744	$145,372

	As on March, 31	As on December, 31
	2012	2011
	(in thousands)
Long-Lived Assets (4)
North America (2)	$1,806	$1,558
India	108,683	105,262
Europe (3)	87	88

Total	$110,576	$106,908

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2012	2011
Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.6%	0.0%
Foreign effective tax rates different from US statutory rate	(12.8%)	(12.5%)

Effective Income Tax Rate	22.8%	22.5%

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2007-08 pending at various levels of Indian tax authorities. Financial year 2008-09 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2005-06 and onwards.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the quarter ended March 31, 2012, the Company recognized interest of approximately $1.52 million. The Company had accrued approximately $1.56 million and $0.06 million for interest and penalties as of March 31, 2012 and December 31, 2011, respectively.

The liability for unrecognized tax benefits was $20.55 million and $18.41 million as of March 31, 2012 and December 31, 2011, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.94 million and potential tax disputes of $3.63 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in a Special Economic Zone (SEZ), as an Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in a SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for their first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria . New units in a SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for their first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of certain criteria .

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed its tax holiday period on April 1, 2012. Further, three more SEZ units located at Mumbai completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, therefore only 50% of the profits of these units would be eligible for tax exemption. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the quarter ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai.

Syntel KPO units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by these units until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the quarter ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai.

Syntel’s Special Economic Zone (SEZ) in Pune, set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

Syntel India had not provided for disputed Indian income tax liabilities amounting to $2.09 million for the financial years 1995-96 to 2001-02, which is after recognizing certain tax liabilities aggregating $0.04 million. During the quarter ended June 30, 2011, Syntel India reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, disputed Indian income tax liabilities were reduced to $1.53 million and Syntel India reversed a provision of uncertain tax liability of $0.04 million. Syntel India has obtained an opinion from one independent legal counsel (a former Chief Justice of the Supreme Court of India) for the financial year 1998-99 and opinions from another independent legal counsel (also a former Chief Justice of the Supreme Court of India) for the financial years 1995-96, 1996-97, 1997-98, 1999-2000 and 2000-01 and for subsequent periods, which support Syntel India’s position in this matter.

For the financial year 1998-99, the appeal filed by the Income Tax Department has been dismissed by the Income Tax Appellate Tribunal “ITAT” and the matter stands in favor of Syntel India. The Income Tax Department has filed a further appeal before the Bombay High Court. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed further appeal before the Supreme Court of India. A similar appeal filed by Syntel India with the Commissioner of Income Tax (Appeals) (“CIT(A)”) for the financial year 1999-2000 was, however, dismissed in March 2004. Syntel India has appealed this decision with the ITAT. During the year 2007, Syntel India received a favorable order from the ITAT on this appeal. The Income Tax Department filed a further appeal before the Bombay High Court. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India.

Syntel India had also received orders for appeals filed with the CIT(A) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1995-96, 1996-97, 1997-98, 2000-01 and 2001-02 and received a favorable decision for 1995-96 and the contention of Syntel India was partially upheld for the other years. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has appealed the favorable decisions for 1995-96 and the partially favorable decisions for the other years with the ITAT. Syntel India has received a favorable order from ITAT. The Income Tax Department has filed further appeals before the Bombay High Court for the financial years 1996-97, 1997-98 and 2000-01. The Bombay High Court has dismissed the Income Tax Department appeal and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for other disputed Indian income tax liabilities aggregating to $5.47 million for the financial years 2001-02 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.02 million provided for uncertain income tax positions, against which Syntel India has filed appeals with the CIT(A). Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter. Syntel India has received an order from the CIT(A) for the financial year 2001-02 and the contention of Syntel India was partially upheld. Syntel India has gone into further appeal with the ITAT in relation to the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India has received a favorable order from the ITAT on January 24, 2009, wherein the contention of Syntel India was fully upheld for financial year 2001-02. The Income Tax Department has filed a further appeal before the Bombay High Court against the order of ITAT in respect to tax on one item only. Accordingly, Syntel India tax disputes were reduced for the financial year 2001-02 by $2.4 million. The Bombay High Court has dismissed the Income Tax Department Appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before Supreme Court of India.

Syntel India has received the order for appeal filed with CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by CIT(A). Syntel India and Income Tax Department appeals are re-fixed for hearing before ITAT on May 30, 2012.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT(A) except one item. The Income Tax department’s appeal was rejected by ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) had granted relief to Syntel India and the Income Tax department had not filed an appeal on the aforesaid item before ITAT. Accordingly, Syntel India has reversed a tax provision of $0.33 million during the year ended December 31, 2010. The Income Tax department Appeal for the financial year 2004-05 was scheduled for a hearing before the Bombay High Court on April 19, 2012, which is to be rescheduled for hearing on August 29, 2012. For the financial year 2005-06, the Indian Income Tax Department has decided against Syntel India in respect to a particular tax position, and Syntel India has filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT (A). The Income Tax Department has filed a further appeal with ITAT for the amounts allowed by the CIT (A). For the financial year 2006-07, the Indian Income Tax Department decided against Syntel India in respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the quarter ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel India’s contentions. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax department has filed a further appeal for the amounts allowed by the CIT(A). For the financial year 2007-08, the Indian Income Tax Department has decided against Syntel India in respect to particular tax position and Syntel India has filed an appeal with the CIT(A).

For the financial year 2006-07, the Indian Income Tax Department has decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity has received an order for appeal filed with CIT(A) wherein, the contention of Syntel India is upheld. The Income Tax department has filed a further appeal for the amounts allowed by the CIT(A). For the financial year 2007-08, the Income Tax Department has decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). For the financial year 2007-08, the Income Tax Department has also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT (A).

The Company has provided for a tax liability amounting to $4.89 million including accrued interest of $1.2 million on tax refunds against the unrecognized tax liability in the books for the financial years 1996-97 to 2007-08, (except for financial year 1998-99, financial year 1999-2000, financial year 2001-02 and financial year 2004-05) on a particular tax matter. Syntel India has been contending the taxability of the same with the Indian Income Tax Department. For the financial years 1998-99 and 1999-2000, the ITAT held the matter in favor of Syntel India. The Income Tax Department filed a further appeal before the Bombay High Court for the amount allowed by ITAT. On July 23, 2009, the Bombay High Court dismissed the Income Tax Department Appeal on the grounds that the tax appeal was filed late. The Income Tax Department has not filed a further appeal before the Supreme Court of India. During the quarter ended June 30, 2011, Syntel India reviewed the disputed tax provision for financial year 1995-96, 1998-99, 1999-2000 and 2001-02 in view of the recent Supreme Court judgment. Accordingly, during the quarter ended June 30, 2011, Syntel India has reversed the provision of uncertain tax liability of $0.83M.

For the financial years 1996-97 to 1997-98 and 2000-01, Syntel India has received a favorable order from the ITAT, wherein the contention of Syntel India was upheld for these years. The Income Tax Department has filed a further appeal before the Bombay High Court for the amount allowed by ITAT. The Bombay High Court has dismissed the appeals filed by the Income Tax Department for the financial years 1996-97, 1997-98 and 2000-01 at the admission stage, on the grounds that no substantial question of law arose from the appeals filed by the Income Tax Department, as the ITAT gave a specific finding which was based on facts. The Income Tax Department filed a review petition before the Bombay High Court on June 2, 2010. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

For the financial years 2001-02 and 2002-03, the CIT(A) held against Syntel India and Syntel India filed a further appeal with the ITAT. For the financial year 2001-02, the Income Tax Department appeal was dismissed by ITAT and the Income Tax Department filed a further appeal before the Bombay High Court in respect to one item only. The Bombay High Court dismissed the Income Tax Department appeal on account of a delay in filing the tax appeal on July 22, 2009. The Income Tax Department has not filed a further appeal before the Supreme Court of India. For the financial year 2003-04, the CIT(A) partially allowed the appeal in favor of Syntel India. Syntel India filed an appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2004-05, the Income Tax Department filed an appeal against the relief granted to Company by CIT(A) except one item. The Income Tax Department’s appeal was rejected by ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT except an item on which CIT(A) had granted relief to the Company and the Income Tax Department had not filed an appeal before ITAT. Accordingly, the Company reversed a tax provision of $0.33 million during the quarter ended March 31, 2010. The appeal is scheduled for a hearing before Bombay High Court on April 19, 2012, which is to be rescheduled for hearing on August 29, 2012. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel India in respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the year ended December 31, 2010, the Syntel India’s appeal for the financial year 2005-06 was fully allowed by CIT(A). The Income Tax Department filed a further appeal with ITAT for the amounts allowed by the CIT(A). For the financial year 2006-07, the Indian Income Tax Department decided against Syntel India in respect to a particular tax position and Syntel India has filed an appeal with the CIT(A). Based on the tax assessment of financial year 2006-07 and on earlier financial years, a tax provision on a potential tax dispute is no longer required. Accordingly, the Company has reversed a tax provision of $0.40 million during the year ended December 31, 2010. During the quarter ended September 30, 2011, Syntel India received an order for appeal filed with CIT (A) wherein, the contention of Syntel India is partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax department has filed further appeal for the amounts allowed by the CIT (A). For the financial year 2007-08, the Indian Income Tax Department has decided against the Syntel India respect to a particular tax position and the Syntel India has filed an appeal with the CIT(A).

On April 9, 2012, Syntel India received the refund orders dated March 30, 2012 along with refund checks dated April 9, 2012 of $9.19 million. Out of $9.19 million , $6.58 million is the principal amount of the advance tax paid and the remainder is the interest amount of $2.61 million on tax refunds from Indian Income Tax Department. Syntel India has allocated $1.5 million as interest on unrecognized tax benefits and recognized the interest income of $1.12 million for the quarter ended March 31, 2012. Further, Syntel India has received refund orders dated April 9, 2012 for the financial year 2009-10 and 2010-11 with a refund of $2.26 million including interest of $0.18 million. Syntel India will recognize the interest of $0.18 million in the three months ended June 30, 2012.

Fringe Benefit Tax (“FBT”) was introduced on April 1, 2005. FBT is payable at the enacted rates for corporations (taxed at 33.99% including surcharge, education cess and secondary and higher education cess), on certain expenses calculated at predetermined rates on the expenses incurred. FBT is a separate section in the Indian Income tax and is payable even by a company which is otherwise not liable to pay income taxes as per the Computation of Income. Accordingly, Indian entities and the Company had provided towards FBT in Year April 1, 2005 to March 31, 2009. Since FBT is a tax on expenditures the amounts were grouped along with the respective expense heads and not as tax expense by the Company. This was in line with industry practice.

The Company had provided and paid FBT on certain expenses. However, the Company has contested with the Tax Department the payment of FBT on these expenses. The Income Tax Department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. The time of issuing notice for rectification was expired on March 31, 2011 and the Company has received a FBT refund along with interest for Financial Year 2008-09 and is likely to receive a FBT refund for Financial Year 2007-08. Accordingly, the Company has reversed FBT of $1.07 million. The Company has received the FBT refund of $0.38 million for Financial Year 2007-08 by order dated March 30, 2012.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe Limited has accumulated losses of $ 1.06 million and $ 0.79 million as at March 31, 2102 and December 31, 2011. As per UK tax laws, carrying back of tax losses against profits of the previous 12 months and carry forward of tax losses against future profits for an unlimited period are allowed. Accordingly, Syntel Europe Limited carried back the tax losses and filed a refund claim of $0.19 million for tax year 2010 during 2011. Syntel Europe Limited has deferred tax assets of $0.28 million on a balance of accumulated losses as of March 31, 2012.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, are approximately $4.62 million as of March 31, 2012.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2012, the Company would have accrued taxes of approximately $193.1 million.

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

Further to our reply and information filed earlier, Syntel India has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.85 million.

Syntel India has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel India. Based on the consultant’s advice, Syntel India will be in a position to defend the objections raised, and therefore no provision has been made in the books.

13. Legal Expenses, Exposures and contingencies.

The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at March 31, 2012 and December 31, 2011.

The Company is in discussions with one customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the customer has retained amounting to approximately $0.3M. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended March 31, 2012 and 2011 was $0.86 million and $0.65 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2011, 2010 and for the three months ended March 31, 2012, the Company issued restricted stock awards of 91,364, 209,358 and 10,000, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010, 2011 and for the three months ended March 31, 2012 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of revenues	$274	$142
Selling, general and administrative expenses	582	510

	$856	$652

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Three Months Ended March 31,
	2012	2011
Assumptions:
Risk free interest rate	1.05%	2.21%
Expected life	5.00	5.00
Expected volatility	58.08%	59.11%
Expected dividend yield	0.43%	0.46%

The Company’s computation of expected volatility for the three months ended March 31, 2012 and 2011 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

No options were granted during the three months ended March 31, 2012 and 2011. The aggregate fair value of shares vested during the three months ended March 31, 2012 and 2011 was none and $0.02 million, respectively.

15. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.6 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

The amounts accrued for unutilized earned leave are $16.4 million and $15.4 million as of March 31, 2012 and December 31, 2011, respectively, and are included within Accrued payroll and related costs.

16. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2011, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended March 31, 2012 and 2011 was $0.9 million and $0.8 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $6.3 million and $5.6 million as of March 31, 2012 and December 31, 2011, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended March 31, 2012 and 2011 was $0.6 million for each period.

17. CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Syntel Delaware is a 100% subsidiary of Syntel Inc and 49% shareholder of the joint venture (“JV”) entity SSSSML, the other shareholder being an affiliate of State Street Bank. Syntel Delaware has a variable interest in SSSSML as it is entitled to all the profits and solely responsible for all losses incurred by SSSSML even though it holds only 49% in the JV entity. Accordingly, Syntel Delaware consolidates the JV entity SSSSML.

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 14.5% and 15.5% of the Company’s total revenues for three months ended March 31, 2012 and 2011, respectively.

18. FAIR VALUE MEASUREMENTS

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$14.4	—	$—	$14.4
Short Term Investments-
Available for Sale Securities	26.3	—	—	26.3
Fair value of foreign exchange forward contracts	—	(2.2)	—	(2.2)

Total Assets measured at fair value	$40.7	$(2.2)	$—	$38.5

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$17.6	—	$—	$17.6
Short Term Investments-
Available for Sale Securities	25.0	—	—	25.0
Fair value of foreign exchange forward contracts	—	(2.6)	—	(2.6)

Total Assets measured at fair value	$42.6	$(2.6)	$—	$40.0

The value of each foreign exchange forward contract, at the end of each reporting period is calculated by using the forward contract rates published by Foreign Exchange Dealers’ Association of India (F.E.D.A.I). The difference between the current market forward price and the contracted forward price for each foreign exchange contract is calculated and then is applied to each outstanding contract. The market forward rates include a premium or a discount and the credit risk factor. The amounts are aggregated by type of contract and maturity.

Foreign currency option contracts are valued using third party valuation models based on market observable inputs, including general interest rate, market volatilities, credit risk, cash flow projections and size of the transaction.

In addition to the above, the following table summarizes the term deposits with various banks outstanding as at March 31, 2012 and December 31, 2011.

	(In Millions)
	As of March 31, 2012	As of December 31, 2011
Balance Sheet Item
Cash & Cash Equivalents	$36.3	$43.7
Short Term Investments	224.2	190.8
Non Current Assets	0.1	0.1

Total	$260.6	$234.6

19. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB’s new IFRS 13, Fair Value Measurement. Issuing this standard completes a major project of the Boards’ joint work to improve and converge of IFRS and U.S. GAAP. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the Accounting Standards Update prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the Accounting Standards Update and to quantify the total effect, if practicable. The adoption of Accounting Standards Update 2011-04 did not have any impact on the Company’s financial statement disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05- Presentation of Comprehensive Income—, which increases the prominence of other comprehensive income in financial statements. Under this Accounting Standards Update, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The Accounting Standards Update eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. At the November 8, 2011 FASB meeting, the Board decided to defer the effective date of those changes in Accounting Standards Update 2011-05 that relate to the presentation of reclassification adjustments to provide the Board with more time to re-deliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferring the effective date of these paragraphs was issued December 23, 2011. The deferral of the presentation requirements for reclassification adjustments does not impact the effective date of other requirements in the Accounting Standards Update. An entity should apply the Accounting Standards Update retrospectively. For a public entity, the Accounting Standards Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard during the first quarter of 2012 and there was no significant impact on the Company’s financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08- Intangibles- Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. This Accounting Standards Update simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of Accounting Standards Update 2011-08, did not have any significant impact on the Company’s financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended March 31, 2012 increased to $170.7 million from $145.4 million for the three months ended March 31, 2011, representing a 17.5% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of March 31, 2012 increased by 12.4% to 13,790 employees as compared to 12,274 employees as of March 31, 2011. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of March 31, 2012, the Company had approximately 81.1% of its billable workforce in India as compared to 79.4% as of March 31, 2011. The Company’s top five clients accounted for 63.0% of the total revenues in the three months ended March 31, 2012, down from 63.7% of its total revenues in the three months ended March 31, 2011. Moreover, the Company’s top 10 clients accounted for 77.7% of the total revenues in the three months ended March 31, 2012 as compared to 77.5% in the three months ended March 31, 2011.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 58.2% of total revenues for the three months ended March 31, 2012, from 65.0% for the three months ended March 31, 2011. The 6.8% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was attributable primarily to a decrease in bonus and incentive provisions and the reversal of bonus and incentive provisions for an earlier period, both in the first quarter of 2012, better utilization of resources and rupee depreciation partially offset by onsite salary increment provisions in the first quarter of 2012. Salary increments, are discretionary and determined by management.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $127.3 million for the three months ended March 31, 2012 or 74.5% of total revenues, from $106.7 million, or 73.4% of total revenues for the three months ended March 31, 2011. The $20.6 million increase was attributable primarily to revenues from new engagements contributing $87.9 million, largely offset by $52.0 million in lost revenues as a result of project completion and $15.3 million net reduction in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 62.3% of total Applications Outsourcing revenues for the three months ended March 31, 2012, from 69.7% for the three months ended March 31, 2011. The 7.4% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was attributable primarily to a decrease in bonus and incentive provisions and the reversal of bonus and incentive provisions for an earlier period, both in the first quarter of 2012, better utilization of resources, rupee depreciation and an increase in revenue partially offset by onsite salary increment provisions in the first quarter of 2012.

KPO Revenues. KPO revenues increased to $26.4 million for the three months ended March 31, 2012, or 15.5% of total revenues, from $23.5 million, or 16.2% of total revenues for the three months ended March 31, 2011. The $2.9 million increase was attributable primarily to revenues from new engagements contributing $2.6 million and a $0.9 million net increase in revenues from existing projects, largely offset by $0.6 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for the three months ended March 31, 2012 decreased to 36.7% of KPO revenues from 45.0% for the three months ended March 31, 2011. The 8.3% decrease in cost of revenues, as a percent of total KPO revenues, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was attributable primarily due to better utilization of resources and rupee depreciation.

e-Business Revenues. E-Business revenues increased to $13.5 million for the three months ended March 31, 2012, or 7.9% of total revenues from $12.7 million for the three months ended March 31, 2011, or 8.7% of total revenues. The $0.8 million increase was attributable primarily to a $9.6 million increase in revenues from new engagements, largely offset by $5.3 million in lost revenues as a result of project completion and a $3.5 million net reduction in revenues from existing projects.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. e-Business cost of revenues decreased to 61.1% of total e-Business revenues for the three months ended March 31, 2012, from 63.8% for the three months ended March 31, 2011. The 2.7% decrease in cost of revenues, for the three months ended March 31, 2012, as a percent of total e-Business revenues, as compared to the three months ended March 31, 2011, was attributable primarily to a decrease in bonus and incentive provisions and the reversal of bonus and incentive provisions for an earlier period, both in the first quarter of 2012, better utilization of resources and rupee depreciation partially offset by onsite salary increment provisions in the first quarter of 2012.

TeamSourcing Revenues. TeamSourcing revenues increased to $3.5 million for the three months ended March 31, 2012, or 2.1% of total revenues, from $2.4 million, or 1.7% of total revenues for the three months ended March 31, 2011. The $1.1 million increase was attributable primarily to a $2.1 million increase in revenues from new engagements and revenue from the Skillbay web portal, which helps clients of Syntel with their supplemental staffing requirements, largely offset by net a decrease in revenues from existing projects of $0.3 million and $0.7 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. TeamSourcing cost of revenues decreased to 59.2% of TeamSourcing revenues for the three months ended March 31, 2012, from 62.7% for the three months ended March 31, 2011. The 3.5% decrease in cost of revenues as a percent of TeamSourcing revenues for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was attributable primarily due to better utilization of resources, rupee depreciation and increase in revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended March 31, 2012 were $26.9 million or 15.8% of total revenues, compared to $24.6 million or 16.9% of total revenues for the three months ended March 31, 2011.

Selling, general and administrative costs for the three months ended March 31, 2012 were impacted by an increase in revenue of $25.4 million that resulted in a 2.8% percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative costs was attributable to an increase in foreign exchange loss of $2.0 million, provision towards doubtful debts of $0.6 million and an increase in facility related costs of $1.5 million partially offset by a decrease in compensation and benefits of $0.9 million primarily due to rupee depreciation, a decrease in bonus and incentive provisions and the reversal of bonus and incentive provisions for an earlier period, both in the first quarter of 2012 and other decreases of $0.8 million.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended March 31, 2012 was $8.3 million or 4.9% of total revenues, compared to $6.1 million or 4.2% of total revenues for the three months ended March 31, 2011. The increase in other income of $2.2 million was attributable to an increase in interest income of $2.3 million, including interest on income tax refund of $1.12 million as against $0.3 million in prior period, partially offset by a decrease in miscellaneous other income of $0.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

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

During the three months ended March 31, 2012 and 2011, the effective income tax rates were 22.8% and 22.5%, respectively. The tax rate for the three months ended March 31, 2012 was impacted due to the effective tax rate impact for certain offshore facilities going out of tax holiday effective April 1,2011.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $83.8 million at March 31, 2012 from $69.5 million at March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As at March 31, 2012, out of the total cash and cash equivalent and short term investment balance of $334.4 million, an amount of $308.5 million was held by Indian subsidiaries. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $13.5 million for the three months ended March 31, 2012. The net cash generated by operating activities was $12.0 million for the three months ended March 31, 2011. The number of days sales outstanding in net accounts receivable was approximately 59 days and 57 days as of March 31, 2012 and 2011, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to lower collections.

Net cash used in investing activities was $30.0 million for the three months ended March 31, 2012, consisting principally of $4.4 million of capital expenditures primarily for the construction/acquisition of a Global Development Center at Pune, leasehold land at Tirunelveli, a Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, and for the acquisition of computers , software and communications equipment, as well as $25.6 million for net sales and purchases of short term investments. Net cash used in investing activities was $20.0 million for the three months ended March 31, 2011, consisting principally of $20.9 million of capital expenditures primarily for the construction/acquisition of a Global Development Center at Pune, leasehold land at Tirunelveli, a Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for the acquisition of computers, software and communications equipment, offset by $0.9 million from the net sales and purchases of short term investments.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2012, consisting principally of $2.5 million in dividends paid out during the three months. Net cash used in financing activities was $2.5 million for the three months ended March 31, 2011, consisting principally of $2.5 million in dividends paid out during the three months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at March 31, 2012 or December 31, 2011.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2012 and 2011 revenues from time and material contracts constituted 61% and 61% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2012 and 2011, revenues from fixed price application management and support engagements constituted 28% and 25% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2012 and 2011, revenues from fixed price development contracts constituted 11% & 14% of total revenues respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As at March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $1.7 million and $2.4 million, respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

Accruals for Legal Expenses and Exposures. The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at March 31, 2012 and December 31, 2011.

The Company is in discussions with one customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the customer has retained amounting to approximately $0.3M. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

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

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	March 31,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash and cash equivalents	$83,849	$104,628
Short term investments	250,549	215,798

Total	$334,398	$320,426

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

During the three months ended March 31, 2012, the Indian rupee has appreciated against the U.S. dollar by 2.92% as compared to the three months ended December 31, 2011. This rupee appreciation unfavorably impacted the Company’s gross margin by 87 basis points, operating income by 126 basis points and net income by 117 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 45.0% and 90.5% of the expenses, respectively.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended March 31, 2012, but these contracts do not have a material impact on the financial statements.

During the quarter ended March 31, 2012, the Company entered into foreign exchange forward contracts amounting to $100.0 million to hedge part of its revenues The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $85.0 million as of March 31, 2012. The outstanding foreign exchange forward contracts as of March 31, 2012 mature in three months. The fair value of the foreign exchange forward contracts and of currency options in the amount of $2.18 million is reflected in other current liabilities in the balance sheet of the Company as at March 31, 2012. Net gains/(losses) on foreign exchange forward contracts are included under the heading ‘Other Income (Expense)’ in the Statement of Comprehensive Income for the three months ended March 31, 2012 and amounted to $1.01 million.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : May 4, 2012	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President (principal executive officer)

Date : May 4, 2012	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and
Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase