Form 10-Q
period 2012-06-30
SYNTEL INC
filed 2012-08-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

Common Stock, no par value: 41,830,456 shares issued and outstanding as of July 31, 2012.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS,EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Net revenues	$178,979	$156,985	$349,723	$302,357
Cost of revenues	105,121	100,200	204,413	194,760

Gross profit	73,858	56,785	145,310	107,597

Selling, general and administrative expenses	18,931	27,781	45,877	52,404

Income from operations	54,927	29,004	99,433	55,193

Other income, principally interest	2,455	5,923	10,744	12,042

Income before income taxes	57,382	34,927	110,177	67,235

Income tax expense	13,993	7,287	26,043	14,546

Net income	$43,389	$27,640	$84,134	$52,689

Other Comprehensive Income(Loss)

Foreign currency translation adjustments	$(47,745)	$(567)	$(31,733)	$2,469

Unrealized gains(losses) on securities:
Unrealized holding gains arising during period	322	50	358	136
Less: reclassification adjustment for gains included in net income	(204)	(480)	(144)	(526)

	118	(430)	214	(390)
Defined benefit pension plans:
Net Profit(loss) arising during period	(2)	—	(6)	—
Less:amortization of prior service cost included in net periodic pension cost	8	10	17	19

	6	10	11	19

Other comprehensive income(loss), before tax	(47,621)	(987)	(31,508)	2,098
Income tax (expenses)benefits related to other comprehensive income(loss)	(36)	74	(68)	70

Other comprehensive income(loss), net of tax	(47,657)	(913)	(31,576)	2,168

Comprehensive Income(Loss)	$(4,268)	$26,727	$52,558	$54,857

Dividend per share	$0.06	$0.06	$0.12	$0.12

EARNINGS PER SHARE:
Basic	$1.04	$0.66	$2.02	$1.27
Diluted	$1.04	$0.66	$2.01	$1.26

Weighted average common shares outstanding:
Basic	41,677	41,605	41,665	41,592

Diluted	41,774	41,696	41,769	41,704

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$74,815	$104,628
Short term investments	280,096	215,798
Accounts receivable, net of allowances for doubtful accounts of $2,000 and $2,407 at June 30, 2012 and December 31, 2011,respectively	92,479	88,573
Revenue earned in excess of billings	14,328	5,131
Deferred income taxes and other current assets	45,709	46,353

Total current assets	507,427	460,483

Property and equipment	180,663	179,576
Less accumulated depreciation and amortization	76,342	73,574

Property and equipment, net	104,321	106,002

Goodwill	906	906
Non current Term Deposits with Banks Deferred income taxes and other non current assets	13 30,097	130 29,727

TOTAL ASSETS	$642,764	$597,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$11,949	$12,299
Accrued payroll and related costs	38,155	45,949
Income taxes payable	11,961	3,080
Accrued liabilities	20,264	20,309
Deferred revenue	4,539	9,692
Dividends payable	2,739	2,733

Total current liabilities	89,607	94,062

Other non current liabilities	10,624	9,997

TOTAL LIABILITIES	100,231	104,059

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	542,533	493,189

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$642,764	$597,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	41,571	$1	243	$13,692	$67,422	$484,508	$(72,434)	$493,189

Net income						84,134		84,134

Other comprehensive loss, net of tax							(31,576)	(31,576)

Restricted stock activity	49		(33)	1,782				1,782

Dividends						(4,996)		(4,996)

Balance, June 30, 2012	41,620	$1	210	$15,474	$67,422	$563,646	$(104,010)	$542,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,134	$52,689
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,655	8,087
Provision for doubtful debts / advances	1,084	3
Realized gains on sales of short term investments	(1,140)	(1,521)
Deferred income taxes	623	(1,974)
Compensation expense related to restricted stock	1,782	1,224
Loss on equity investments	(4)	0
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(22,500)	(13,803)
Other assets	(5,480)	(5,819)
Accrued payroll and other liabilities	3,484	2,985
Deferred revenue	(5,049)	(1,006)

Net cash provided by operating activities	64,589	40,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(11,205)	(31,243)
Purchase of mutual funds	(120,013)	(101,338)
Purchase of term deposits with banks	(113,762)	(55,802)
Proceeds from sales of mutual funds	103,626	115,080
Maturities of term deposits with banks	50,613	45,023

Net cash used in by investing activities	(90,741)	(28,280)

CASH FLOWS FROM FINANCING ACTIVITIES:

Tax benefit on stock options exercised	0	(2)
Dividends paid	(4,996)	(4,989)

Net cash used in financing activities	(4,996)	(4,991)

Effect of foreign currency exchange rate changes on cash	1,335	1,557

Change in cash and cash equivalents	(29,813)	9,151
Cash and cash equivalents, beginning of period	104,628	78,505

Cash and cash equivalents, end of period	$74,815	$87,656

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,497	$2,754

Cash paid for income taxes	18,938	6,525

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2012, the results of their operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The year-end condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company ("Syntel India");

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company;

•	Syntel Europe Limited, an United Kingdom limited liability company ("Syntel Europe");

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	TriZetto Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“TSSML”).

The wholly owned subsidiary of TSSML is:

•	TriZetto Syntel Services (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, sarl, a French limited liability company.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method, potential tax liabilities, bonus accrual and foreign currency translation adjsutments. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

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

During the quarter ended June 30, 2012, the Company entered into foreign exchange forward contracts with a notional amount of $90.0 million and with maturity dates of one to four months. During the quarter ended June 30, 2012, contracts amounting to $100.0 million expired. At June 30, 2012, foreign exchange forward contracts amounting to $90.0 million were outstanding. The fair value of the foreign exchange forward contracts of $2.20 million is reflected in accrued liabilities in the balance sheet of the Company as at June 30, 2012. During the quarter ended June 30, 2012, forward contract loss of $4.40 million, pertaining to direct client related contracts is included in other income and forward contract loss of $3.48 million, pertaining to intercompany related contracts is recorded as other comprehensive income(loss).

During the quarter ended June 30, 2012, the Company did not enter into currency option contracts.

7. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At June 30, 2012 and December 31, 2011, approximately $14.5 million and $ 17.6 million, respectively, are held in JP Morgan Chase Bank NA. Term deposits with original maturity of three months or less held with Bank of India were $26.10 million as at June 30, 2012 and with Bank of India and Punjab National Bank were $43.70 million as at December 31, 2011. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at June 30, 2012 or December 31, 2011.

8. TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total (taxes) benefit on Other Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
(Taxes) benefit on Unrealized gains(losses) on securities	$(34)	$82	$(63)	$81
(Tax) on Defined benefit pension plans	(2)	(8)	(5)	(11)

Total (taxes)benefit on Other Comprehensive Income(loss)	$(36)	$74	$(68)	$70

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2012		2011
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,677	$1.04	41,605	$0.66
Potential dilutive effect of Restricted stock options outstanding	97	0	91	(0.00)

Diluted earnings per share	41,774	$1.04	41,696	$0.66

	Six Months Ended June 30,
	2012		2011
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,665	$2.02	41,592	$1.27
Potential dilutive effect of Restricted stock options outstanding	104	(0.01)	112	(0.01)

Diluted earnings per share	41,769	$2.01	41,704	$1.26

10. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$133,931	$116,934	$261,219	$223,669
KPO	27,222	24,490	53,642	48,033
e-Business	14,119	12,485	27,648	25,179
TeamSourcing	3,707	3,076	7,214	5,476

	178,979	156,985	349,723	302,357

Gross Profit:
Applications Outsourcing	50,827	37,428	98,873	69,810
KPO	16,484	13,832	33,199	26,772
e-Business	5,076	4,304	10,336	8,898
TeamSourcing	1,471	1,221	2,902	2,117

	73,858	56,785	145,310	107,597

Selling, general and administrative expenses	18,931	27,781	45,877	52,404

Income from operations	$54,927	$29,004	$99,433	$55,193

During the three and six months ended June 30, 2012, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $48.2 million and $30.2 million, respectively, during the three months ended June 30, 2012, contributing approximately 26.9% and 16.9%, respectively of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% was generated in the Application Outsourcing segment. The corresponding revenue for the three months ended June 30, 2011 from American Express Corp. and State Street Bank was $42.1 million and $26.9 million, respectively, contributing approximately 26.8% and 17.1%, respectively, of total consolidated revenues. During the six months ended June 30, 2012, revenue from American Express Corp. and State Street Bank was $93.6 million and $59.2 million, respectively, contributing approximately 26.8% and 16.9%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% in the Application Outsourcing segment. The corresponding revenues for the six months ended June 30, 2011 from American Express Corp. and State Street

Bank was $78.9 million and $52.8 million respectively, contributing approximately 26.1% and 17.5%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% in the Application Outsourcing segment. At June 30, 2012 and December 31, 2011, accounts receivable from American Express Corp. were $15.9 million and $19.1 million, respectively. Accounts receivable from State Street Bank were $14.6 million and $13.7 million, respectively, as at June 30, 2012 and December 31, 2011.

11. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues (1)	2012	2011	2012	2011
	(in thousands)		(in thousands)
North America (2)	$165,668	$144,016	$323,959	$278,392
India	326	798	680	1,341
Europe (3)	11,391	11,589	22,181	21,594
Rest of the World	1,594	582	2,903	1,030

Total revenue	178,979	156,985	349,723	302,357

Long-Lived Assets (4)	As on June, 30 2012	As on December, 31 2011
	(in thousands)
North America (2)	$1,760	$1,558
India	103,360	105,262
Europe (3)	107	88

Total	$105,227	$106,908

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

12. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	0.3%	0.4%	0.1%
Foreign effective tax rates different from US statutory rate	(10.9%)	(14.4%)	(11.8%)	(13.5%)

Effective Income Tax Rate	24.4%	20.9%	23.6%	21.6%

The Company records provisions for income taxes based on enacted tax laws and rates in the various tax jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the quarter ended June 30, 2012, the Company recognized interest of approximately $0.01 million. The Company had accrued approximately $1.22 million and $0.06 million for interest and penalties as of June 30, 2012 and December 31, 2011, respectively.

The liability for unrecognized tax benefits was $20.46 million and $18.41 million as of June 30, 2012 and December 31, 2011, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.58 million and potential tax disputes of $3.19 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in a Special Economic Zone (SEZ), as an Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in a SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for their first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria. New units in a SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for their first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of certain criteria.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed its tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, therefore only 50% of the profits of these units would be eligible for tax exemption which expires on March 31, 2013. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the quarter ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.45 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.82 million.

Syntel India received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT (A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98, and 2000-01. The contention of Syntel India was partially upheld by the CIT (A). Syntel India has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT (A). Syntel India received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for disputed Indian income tax liabilities aggregating to $4.69 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.76 million provided for uncertain income tax positions, against which Syntel India has filed appeals with the CIT(A). Syntel India has received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India has been partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT(A). Syntel India and the Income Tax Department appeals are re-fixed for hearing before the ITAT on September 11, 2012. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax department Appeal for the financial year 2004-05 was scheduled for a hearing before the Bombay High Court on April 19, 2012, which was rescheduled for hearing on July 30, 2012, on which date, the appeal was heard and dismissed by the Bombay High Court. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position, and Syntel India filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT (A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT (A). For the financial year 2006-07, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the quarter ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel India’s contentions. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax department has filed a further appeal for the amounts allowed by the CIT(A). For the financial year 2007-08, the Indian Income Tax Department decided against Syntel India in respect to particular tax position and Syntel India has filed an appeal with the CIT(A).

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax department has filed a further appeal for the amounts allowed by the CIT(A). For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT (A).

On April 9, 2012, Syntel India received refund orders dated March 30, 2012 along with refund checks dated April 9, 2012 of $9.19 million. Out of $9.19 million, $6.58 million is the principal amount of the advance tax paid and the remainder is the interest amount of $2.61 million on tax refunds from the Indian Income Tax Department. Syntel India allocated $1.5 million as interest on unrecognized tax benefits and recognized interest income of $1.12 million for the quarter ended March 31, 2012. Further, Syntel India received refund orders dated April 9, 2012 for the financial year 2009-10 and 2010-11 with a refund of $2.26 million including interest of $0.18 million. Syntel India has recognized the interest of $0.18 million in the three months ended June 30, 2012.

Fringe Benefit Tax (“FBT”) was introduced on April 1, 2005. FBT is payable at the enacted rates for corporations (taxed at 33.99% including surcharge, education cess and secondary and higher education cess), on certain expenses calculated at predetermined rates on the expenses incurred. FBT is a separate section in the Indian Income tax and is payable even by a company which is otherwise not liable to pay income taxes as per the Computation of Income. Accordingly, Indian entities and the Company had provided towards FBT in Years April 1, 2005 to March 31, 2009. Since FBT is a tax on expenditures the amounts were grouped along with the respective expense heads and not as tax expense by the Company. This was in line with industry practice.

The Company had provided and paid FBT on certain expenses. However, the Company has contested with the Tax Department the payment of FBT on these expenses. The Income Tax Department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. The time of issuing notice for rectification expired on March 31, 2011 and the Company has received a FBT refund along with interest for Financial Year 2008-09 and is likely to receive a FBT refund for Financial Year 2007-08. Accordingly, the Company has reversed FBT of $1.07 million. The Company has received the FBT refund of $0.38 million for Financial Year 2007-08 by order dated March 30, 2012.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe Limited has accumulated losses of $1.39 million and $0.79 million as at June 30, 2012 and December 31, 2011. As per UK tax laws, carrying back of tax losses against profits of the previous 12 months and carry forward of tax losses against future profits for an unlimited period are allowed. Accordingly, Syntel Europe Limited carried back the tax losses and filed a refund claim of $0.19 million for tax year 2010 during 2011. Syntel Europe Limited has deferred tax assets of $0.35 million on a balance of accumulated losses as of June 30, 2012.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, are approximately $5.06 million as of June 30, 2012.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2012, the Company would have accrued taxes of approximately $183.9 million.

SERVICE TAX AUDIT

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai; the scope of the audit was to review transactions covered under the Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating the audit objections raised by the officer of the audit team. Most of the observations are pertaining to the service tax and are for an amount of $3.85 million. Syntel India has filed a reply to said notice and further information.

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

13. Legal Expenses, Exposures and contingencies.

The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimates, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at June 30, 2012 and December 31, 2011.

The Company is in litigation with one customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the customer has retained, amounting to approximately $0.3 million. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2012 and 2011 was $0.91 million and

$0.60 million, respectively, including a charge for restricted stock. For the six months ended June 30, 2012 and 2011, the share-based compensation expense recognized was $1.78 million and $1.25 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2011, 2010 and for the six months ended June 30, 2012, the Company issued restricted stock awards of 91,364, 209,358 and 15,828, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010, 2011 and for the six months ended June 30, 2012 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenues	$274	$173	$548	$315
Selling, general and administrative expenses	649	401	1,234	909

	$923	$574	$1,782	$1,224

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2012	2011
Assumptions:
Risk free interest rate	0.69%	1.71%
Expected life	5.00	5.00
Expected volatility	58.06%	58.88%
Expected dividend yield	0.40%	0.41%

The Company’s computation of expected volatility for the six months ended June 30, 2012 and 2011 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

No options were granted during the three months ended June 30, 2012 and 2011. The aggregate fair value of shares vested during the six months ended June 30, 2012 and 2011 was none and $0.02 million, respectively.

15. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $2.6 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively.

The amounts accrued for unutilized earned leave are $17.4 million and $15.4 million as of June 30, 2012 and December 31, 2011, respectively, and are included within Accrued payroll and related costs.

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

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee's salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2012 and 2011 was $0.8 million and $0.8 million respectively,and for six months ended June 30, 2012 and 2011 was $1.7 million and $1.6 million respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the "Gratuity Plan") covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee's salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $6.2 million and $5.6 million as of June 30, 2012 and December 31, 2011, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the six months ended June 30, 2012 and 2011 was $1.2 million for each period.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 14.3% and 14.7% of the Company’s total revenues for three months ended June 30, 2012 and 2011, respectively and 14.4% and 15.1% for the six months ended June 30, 2012 and 2011, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2012:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
	$14.5	$—	$—	$14.5

Short Term Investments-Available for Sale Securities	41.0	—	—	41.0
Fair value of foreign exchange forward contracts	—	(2.2)	—	(2.2)

Total Assets measured at fair value	$55.5	$(2.2)	$—	$53.3

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
	$17.6	$—	$—	$17.6
Short Term Investments- Available for Sale Securities	25.0	—	—	25.0
Fair value of foreign exchange forward contracts	—	(2.6)	—	(2.6)

Total Assets measured at fair value	$42.6	$(2.6)	$—	$40.0

The value of each foreign exchange forward contract, at the end of each reporting period is calculated by using the forward contract rates published by Foreign Exchange Dealers' Association of India (F.E.D.A.I). The difference between the current market forward price and the contracted forward price for each foreign exchange contract is calculated and then is applied to each outstanding contract. The market forward rates include a premium or a discount and the credit risk factor. The amounts are aggregated by type of contract and maturity.

Foreign currency option contracts are valued using third party valuation models based on market observable inputs, including general interest rate, market volatilities, credit risk, cash flow projections and size of the transaction.

In addition to the above, the following table summarizes the term deposits with various banks outstanding as at June 30, 2012 and December 31, 2011.

		(In Millions)
Balance Sheet Item	As of June 30, 2012	As of December 31, 2011
Cash & Cash Equivalents	$26.1	$43.7
Short Term Investments	239.1	190.8
Non Current Assets	0	0.1

Total	$265.2	$234.6

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05- Presentation of Comprehensive Income, which increases the prominence of other comprehensive income in financial statements. Under this Accounting Standards Update, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The Accounting Standards Update eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. At the November 8, 2011 FASB meeting, the Board decided to defer the effective date of those changes in Accounting Standards Update 2011-05 that relate to the presentation of reclassification adjustments to provide the Board with more time to re-deliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferring the effective date of these paragraphs was issued December 23, 2011. The deferral of the presentation requirements for reclassification adjustments does not impact the effective date of other requirements in the

Accounting Standards Update. An entity should apply the Accounting Standards Update retrospectively. For a public entity, the Accounting Standards Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard during the first quarter of 2012 and there was no significant impact on the Company’s financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended June 30, 2012 increased to $179.0 million from $157.0 million for the three months ended June 30, 2011, representing a 14.0% increase. Net revenues for the six months ended June 30, 2012 increased to $349.7 million from $302.4 million for the six months ended June 30, 2011, representing a 15.7% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of June 30, 2012 increased by 12.0% to 14,457 employees as compared to 12,911 employees as of June 30, 2011. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of June 30, 2012, the Company had approximately 80.8% of its billable workforce in India as compared to 79.9% as of June 30, 2011. The Company’s top five clients accounted for 64.0% of the total revenues in the three months ended June 30, 2012, up from 63.5 % of its total revenues in the three months ended June 30, 2011. The Company’s top five clients accounted for 63.6% of the total revenues in the six months ended June 30, 2012,the same as 63.6% of its total revenues in the six months ended June 30, 2011. Moreover, the Company’s top 10 clients accounted for 78.5% of the total revenues in the three months ended June 30, 2012 as compared to 76.8% in the three months ended June 30, 2011. The Company’s top 10 clients accounted for 78.1% of the total revenues in the six months ended June 30, 2012 as compared to 77.1% in the six months ended June 30, 2011.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 58.7% of total revenues for the three months ended June 30, 2012, from 63.8% for the three months ended June 30, 2011. The 5.1% decrease in cost of revenues, as a percent of revenues for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was attributable primarily to rupee depreciation partially offset by salary increases for offshore employees, an increased bonus provision and an increase in visa costs in the second quarter of 2012. Salary increases are discretionary and determined by management. The cost of revenues decreased to 58.4% of total revenues for the six months ended June 30, 2012, from 64.4% for the six months ended June 30, 2011. The 6.0% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was attributable primarily to rupee depreciation, the reversal of bonus and incentive provisions for an earlier period in the first quarter of 2012 and better utilization of resources partially offset by salary increases for offshore and onsite employees, an increased bonus provision and an increase in visa costs.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $133.9 million for the three months ended June 30, 2012 or 74.8% of total revenues, from $116.9 million, or 74.5 % of total revenues for the three months ended June 30, 2011. The $17.0 million increase was attributable primarily to revenues from new engagements contributing $87.1 million, largely offset by $66.8 million in lost revenues as a result of project completion and a $3.3 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2012 increased to $261.2 million, or 74.7% of total revenues, from $223.7 million or 74.0% of total revenues for the six months ended June 30, 2011. The $37.5 million increase for the six months ended June 30, 2012 was attributable primarily to revenues from new engagements of $162.3 million, largely offset by $92.4 million in lost revenues as a result of project completion and a $32.4 million net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 62.0% of total Applications Outsourcing revenues for the three months ended June 30, 2012, from 68.0% for the three months ended June 30, 2011. The 6.0% decrease in cost of revenues, as a percent of revenues for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was attributable primarily to rupee depreciation partially offset by salary increments for offshore employees, bonus provision and increase in visa cost in the second quarter of 2012. Salary increments, are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2012 decreased to 62.1% of total Applications Outsourcing revenues, from 68.8% for the six months ended June 30, 2011. The 6.7% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was attributable primarily to rupee depreciation, the reversal of bonus and incentive provisions for an earlier period in the first quarter of 2012 and better utilization of resources partially offset by salary increases for offshore and onsite employees, an increased bonus provision and an increase in visa costs.

KPO Revenues. KPO revenues increased to $27.2 million for the three months ended June 30, 2012, or 15.2% of total revenues, from $24.5 million, or 15.6% of total revenues for the three months ended June 30, 2011. The $2.7 million increase was attributable primarily to revenues from new engagements contributing $3.4 million and a $0.4 million net increase in revenues from existing projects, largely offset by $1.1 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2012 increased to $53.6 million, or 15.3% of the total revenues, from $48.0 million or 15.9% of the total revenues for the six months ended June 30, 2011. The $5.6 million increase was attributable primarily to revenues from new engagements contributing $5.2 million and a $1.6 million net increase in revenues from existing projects, largely offset by $1.2 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for the three months ended June 30, 2012 decreased to 39.4% of KPO revenues from 43.5% for the three months ended June 30, 2011. The 4.1% decrease in cost of revenues, as a percent of total KPO revenues, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was attributable primarily to rupee depreciation partially offset by salary increases for offshore employees and an increased bonus provision in the second quarter of 2012. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2012 decreased to 38.1% of KPO revenues, from 44.3% for the six months ended June 30, 2011. The 6.2% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was attributable primarily to rupee depreciation, a decrease in the bonus and incentive provision and better utilization of resources partially offset by salary increases for offshore and onsite employees.

e-Business Revenues. E-Business revenues increased to $14.1 million for the three months ended June 30, 2012, or 7.9% of total revenues from $12.5 million for the three months ended June 30, 2011, or 8.0% of total revenues. The $1.6 million increase was attributable primarily to a $6.5 million increase in revenues from new engagements, largely offset by $4.1 million in lost revenues as a result of project completion and a $0.8 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2012 increased to $27.6 million, or 7.9% of total revenues, from $25.2 million or 8.3% of total revenues for the six months ended June 30, 2011. The $2.5 million increase for the six months ended June 30, 2012 was attributable principally to a $13.3 million increase in revenues from new engagements, largely offset by $7.7 million in lost revenues as a result of project completion and $3.1 million of net decrease in revenues from existing customers.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. e-Business cost of revenues decreased to 64.0% of total e-Business revenues for the three months ended June 30, 2012, from 65.5% for the three months ended June 30, 2011. The 1.5% decrease in cost of revenues, for the three months ended June 30, 2012, as a percent of total e-Business revenues, as compared to the three months ended June 30, 2011, was attributable primarily to rupee depreciation partially offset by salary increases for offshore employees, an increased bonus provision and an increase in visa costs in the second quarter of 2012. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2012 decreased to 62.6% of total e-business revenues, from 64.7% for the six months ended June 30, 2011. The 2.1% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was attributable primarily to rupee depreciation, the reversal of bonus and incentive provisions for an earlier period in the first quarter of 2012 and better utilization of resources partially offset by salary increases for offshore and onsite employees, an increase in the bonus provision and an increase in visa costs.

TeamSourcing Revenues. TeamSourcing revenues increased to $3.7 million for the three months ended June 30, 2012, or 2.1% of total revenues, from $3.1 million, or 2.0% of total revenues for the three months ended June 30, 2011. The $0.6 million increase was attributable primarily to a $1.9 million increase in revenues from new engagements and revenue from the Skillbay web portal, which helps clients of Syntel with their supplemental staffing requirements, largely offset by a net decrease in revenues from existing projects of $0.6 million and $0.7 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements. The revenues for the six months ended June 30, 2012 increased to $7.2 million, or 2.1% of total revenues, from $5.5 million or 1.8% of total revenues for the six months ended June 30, 2011. The $1.7 million increase for the six months ended June 30, 2012 was attributable principally to a $3.5 million increase in revenues from new engagements, largely offset by $0.8 million decrease in revenues from existing projects and a $1.0 million decrease in revenue from project completion.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. TeamSourcing cost of revenues remained consistent at 60.3% of TeamSourcing revenues for the three months ended June 30, 2012 and June 30, 2011. The TeamSourcing cost of revenue for the three months ended June 30, 2012, as compared to three months ended June 30, 2011 was impacted by rupee depreciation offset by salary increases for offshore and onsite employees. Cost of revenues for the six months ended June 30, 2012 decreased to 59.8% of total TeamSourcing revenues, from 61.3% for the six months ended June 30, 2011. The 1.5% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was attributable primarily to rupee depreciation partially offset by salary increases for offshore and onsite employees.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2012 were $18.9 million or 10.60% of total revenues, compared to $27.8 million or 17.7% of total revenues for the three months ended June 30, 2011.

Selling, general and administrative costs for the three months ended June 30, 2012 were impacted by an increase in revenue of $22.0 million that resulted in a 1.5% percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative costs was attributable to an increase in foreign exchange gain of $5.6 million, a decrease in facility related costs of $1.5 million, a decrease in Corporate expenses by $1.1 million, a decrease in compensation and benefits of $0.5 million primarily due to rupee depreciation and other decreases of $0.2 million.

Selling, general, and administrative expenses for the six months ended June 30, 2012 were $45.9 million or 13.1% of total revenues, compared to $52.4 million or 17.3% of total revenues for the six months ended June 30, 2011.

Selling, general and administrative costs for the six months ended June 30, 2012 were impacted by an increase in revenue by $47.4 million resulting in a 2.1 percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative costs was attributable to an increase in foreign exchange gain of $3.5 million, a decrease in corporate expenses by $1.5 million, a decrease in compensation and benefits of $1.4 million primarily due to rupee depreciation and the reversal of bonus and incentive provisions for an earlier period in the first quarter of 2012, and a decrease in travel and relocation costs by $0.3 million partially offset by other increases of $0.2 million.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended June 30, 2012 was $2.5 million or 1.4% of total revenues, compared to $5.9 million or 3.8% of total revenues for the three months ended June 30, 2011. The decrease in other income of $3.4 million was attributable to losses on forward contracts of $4.8 million and a decrease in the gain on sale of mutual funds of $0.4 million, partially offset by an increase in interest income of $1.7 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Other income for the six months ended June 30, 2012 was $10.7 million or 3.1% of total revenues, compared to $12.0 million or 4.0% of total revenues for the six months ended June 30, 2011. The decrease in other income of $1.3 million was attributable to losses on forward contracts of $4.8 million, a decrease in the gain on sale of mutual funds of $0.4 million and decreased miscellaneous receipts of $0.1 million partially offset by an increase in interest income of $4.0 million, including interest on income tax refunds of $1.16 million as compared to $0.3 million in the prior period.

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

During the three months ended June 30, 2012 and 2011, the effective income tax rates were 24.4% and 20.9%, respectively. During the six months ended June 30, 2012 and 2011, the effective income tax rates were 23.6% and 21.6%, respectively. The tax rate for the six months ended June 30, 2011 was affected by the effective tax rate impact of a change in the offshore/onshore profit mix of the Company and by certain facilities going out of tax holiday effective April 1, 2011.

Other Comprehensive Income (Loss)

The Other Comprehensive Income (Loss) consists of foreign currency translation adjustments, unrealized gains(losses) on securities and component of defined benefit plan. During the three and six months ended June 30, 2012 the Other comprehensive loss was amounting to $47.7 million and $31.6 million, respectively, primarily attributable to the foreign currency translation adjustments of $47.7 million and $31.7 million, for three and six months ended June 30, 2012, respectively.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased to $74.82 million at June 30, 2012 from $87.7 million at June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As at June 30, 2012, out of the total cash and cash equivalent and short term investment balance of $354.9 million, an amount of $323.3 million was held by Indian subsidiaries. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $64.6 million for the six months ended June 30, 2012. The net cash generated by operating activities was $40.9 million for the six months ended June 30, 2011. The number of days sales outstanding in net accounts receivable was approximately 54 days and 56 days as of June 30, 2012 and 2011, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $90.7 million for the six months ended June 30, 2012, consisting principally of $11.2 million of capital expenditures primarily for the construction/acquisition of a Global Development Center at Pune, a Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, and for the acquisition of computers , software and communications equipment and the purchase of short term investments of $233.8 million, largely offset by $154.2 million from the sale of short term investments. Net cash used in investing activities was $28.3 million for the six months ended June 30, 2011, consisting principally of $31.2 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, leasehold land at Tirunelveli, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for the acquisition of computers, software and communications equipment and the purchase of short term investments of $157.2 million, largely offset by $160.1 million from the sale of short term investments.

Net cash used in financing activities was $5.0 million for the six months ended June 30, 2012, consisting principally of $5.0 million in dividends paid out during the six months. Net cash used in financing activities was $5.0 million for the six months ended June 30, 2011, consisting principally of $5.0 million in dividends paid out during the six months.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2012. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at June 30, 2012 or December 31, 2011.

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2012 and 2011 revenues from time and material contracts constituted 61% and 62% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2012 and 2011, revenues from fixed price application management and support engagements constituted 26% and 24% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2012 and 2011, revenues from fixed price development contracts constituted 13% & 14% of total revenues respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As at June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $2.0 million and $2.4 million, respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

Accruals for Legal Expenses and Exposures. The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimates, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at June 30, 2012 and December 31, 2011.

The Company is in litigation with one customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the customer has retained, amounting to approximately $0.3 million. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash and cash equivalents	$74,815	$104,628
Short term investments	280,096	215,798

Total	$354,911	$320,426

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

During the three months ended June 30, 2012, the Indian rupee has depreciated against the U.S. dollar by 10.57% as compared to the three months ended March 31, 2012. This rupee depreciation favorably impacted the Company’s gross margin by 3.19%, operating income by 4.36% and net income by 4.39%, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 47.7% and 81.1% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $ 47.7 million during the three months ended June 30,2012, which has been reported as Other Comprehensive (Loss).

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended June 30, 2012, but these contracts do not have a material impact on the financial statements.

During the quarter ended June 30, 2012, the Company entered into foreign exchange forward contracts amounting to $90.0 million to hedge part of its revenues. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $90.0 million as of June 30, 2012. The outstanding foreign exchange forward contracts as of June 30, 2012 mature in three months. The fair value of the foreign exchange forward contracts and of currency options in the amount of $2.20 million is reflected in other current liabilities in the balance sheet of the Company as at June 30, 2012. Net gains/(losses) on foreign exchange forward contracts are included under the heading ‘Other Income’ in the Statement of Comprehensive Income for the three months ended June 30, 2012 and amounted to a $4.40 million loss.

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

SYNTEL, INC.

Date : August 6, 2012	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President (principal executive officer)

Date : August 6, 2012	/s/ Arvind Godbole
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