Form 10-Q
period 2012-09-30
SYNTEL INC
filed 2012-11-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock, no par value: 41,924,456 shares issued and outstanding as of October 31, 2012.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS,EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Net revenues	$186,407	$167,627	$536,130	$469,984
Cost of revenues	101,588	100,893	306,001	295,653

Gross profit	84,819	66,734	230,129	174,331
Selling, general and administrative expenses	29,036	36,679	74,913	89,083

Income from operations	55,783	30,055	155,216	85,248
Other income,net	9,964	1,632	20,708	13,674

Income before income taxes	65,747	31,687	175,924	98,922
Income tax expense	14,265	5,480	40,308	20,026

Net income	$51,482	$26,207	$135,616	$78,896

Other Comprehensive Income(Loss)
Foreign currency translation adjustments	$35,877	$(37,810)	$6,439	$(36,482)
Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	1,061	(2,401)	(1,234)	(1,260)
Unrealized gains(losses) on securities:
Unrealized holding gains arising during period	758	328	916	364
Reclassification adjustment for gains included in net income	(213)	(45)	(159)	(464)

	545	283	757	(100)
Defined benefit pension plans:
Net Profit(loss) arising during period	(9)	38	(13)	8
Amortization of prior service cost included in net periodic pension cost	8	0	24	29

	(1)	38	11	37

Other comprehensive income(loss), before tax	37,482	(39,890)	5,973	(37,805)
Income tax expenses related to other comprehensive income(loss)	(174)	(103)	(241)	(20)

Other comprehensive income(loss), net of tax	37,308	(39,993)	5,732	(37,825)

Comprehensive Income(Loss)	$88,790	$(13,786)	$141,348	$41,071

Dividend per share	$0.06	$0.06	$0.18	$0.18
EARNINGS PER SHARE:
Basic	$1.23	$0.63	$3.25	$1.90
Diluted	$1.23	$0.63	$3.25	$1.89
Weighted average common shares outstanding:
Basic	41,720	41,640	41,683	41,608

Diluted	41,802	41,724	41,780	41,710

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$86,675	$104,628
Short term investments	335,399	215,798
Accounts receivable, net of allowance for doubtful accounts of $ 2,036 and $ 2,407 at September 30,2012 and December 31,2011, respectively	89,958	88,573
Revenue earned in excess of billings	17,299	5,131
Deferred income taxes and other current assets	58,315	46,353

Total current assets	587,646	460,483

Property and equipment	202,388	179,576
Less accumulated depreciation and amortization	84,756	73,574

Property and equipment, net	117,632	106,002

Goodwill	906	906
Non current Term Deposits with Banks	14	130
Deferred income taxes and other non current assets	30,602	29,727

TOTAL ASSETS	$736,800	$597,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$13,303	$12,299
Accrued payroll and related costs	44,767	45,949
Income taxes payable	9,008	3,080
Accrued liabilities	19,592	20,309
Deferred revenue	5,317	9,692
Dividends payable	2,729	2,733

Total current liabilities	94,716	94,062

Other non current liabilities	11,672	9,997

TOTAL LIABILITIES	106,388	104,059

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	630,412	493,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$736,800	$597,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2011	41,571	$1	243	$13,692	$67,422	$484,508	$(72,434)	$493,189
Net income						135,616		135,616
Other comprehensive income, net of tax							5,732	5,732
Excess tax benefits on stock-based compensation plans				645				645
Restricted stock activity	86		10	2,725				2,725
Dividends						(7,495)		(7,495)

Balance, September 30, 2012	41,657	$1	253	$17,062	$67,422	$612,629	$(66,702)	$630,412

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,616	$78,896
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,080	12,783
Provision for doubtful debts / advances	1,088	28
Realized gains on sales of short term investments	(1,699)	(1,901)
Deferred income taxes	3,101	(4,490)
Compensation expense related to restricted stock	2,725	1,949
Uncertain tax positions and other tax credits	(236)	(1,470)
Gain on sale of property and equipment	(988)	0
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(8,238)	(32,651)
Other assets	(17,440)	(8,878)
Accrued payroll and other liabilities	3,746	30,021
Deferred revenue	(4,408)	(1,997)

Net cash provided by operating activities	124,347	72,290

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment expenditures	(22,858)	(37,458)
Proceeds from sale of property and equipment	1,455	13
Purchase of mutual funds	(204,345)	(182,576)
Purchase of term deposits with banks	(144,954)	(91,077)
Proceeds from sales of mutual funds	152,551	181,027
Maturities of term deposits with banks	84,905	72,323

Net cash used in investing activities	(133,246)	(57,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	0	2
Excess tax benefits on stock-based compensation plans	645	0
Dividends paid	(7,499)	(7,495)

Net cash used in financing activities	(6,854)	(7,493)

Effect of foreign currency exchange rate changes on cash	(2,200)	3,618

Change in cash and cash equivalents	(17,953)	10,667
Cash and cash equivalents, beginning of period	104,628	78,505

Cash and cash equivalents, end of period	$86,675	$89,172

Non cash investing and financing activities:
Cash dividends declared but unpaid	$2,497	$2,494

Cash paid for income taxes	35,274	9,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2012, the results of their operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The year-end condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method, potential tax liabilities, bonus accrual and foreign currency translation adjustments. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates and they are reported at fair value. The counterparty to these contracts is a bank. Forward contracts designated as hedges of net investments denominated in certain foreign currencies and changes in fair value are reported in the consolidated statements of comprehensive income as other comprehensive income. Foreign currency contracts designated as hedges of net investments in foreign operations were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Other forward contracts, primarily related to customer transactions, are not designated as hedges and changes in fair value are reported in current earnings as other income,net.

During the three months ended September 30, 2012, the Company entered into foreign exchange forward contracts with a notional amount of $10.0 million and with maturity dates of one to three months. During the three months ended September 30, 2012, contracts amounting to $90.0 million expired. At September 30, 2012, foreign exchange forward contracts amounting to $10.0 million were outstanding. The fair value of the foreign exchange forward contracts of $0.10 million is reflected in other assets in the balance sheet of the Company at September 30, 2012. During the three months ended September 30, 2012, forward contract gain of $1.49 million, pertaining to direct client related contracts is included in other income, net and forward contract gain of $1.06 million, pertaining to intercompany related contracts is recorded as other comprehensive income.

Summary information about the forward contracts to sell US Dollars and buy Indian Rupees as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Derivatives designated as net investment hedges:
Notional amounts (in thousands)	—	$30,000

Weighted exchange rate	n/a	INR 51.01
Weighted average maturity	n/a	2 months
Fair values reported in:
Other assets (in thousands)	—	—
Other liabilities (in thousands)	—	$1,144

The following table presents the net gains (losses) recorded in accumulated other comprehensive income relating to the foreign exchange contracts designated as net investment hedges for the periods ending September 30, 2012 and 2011.

Gains and (losses) on derivatives

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Gains(losses)recognized in
Other Comprehensive Income(Loss)	$1,061	$(2,401)	$(1,234)	$(1,260)

Summary information about the derivatives not designated as hedges as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Derivatives not designated as hedges:
Notional amounts (in thousands)	$10,000	$30,000

Weighted exchange	INR 54.01	INR 51.01

Weighted average maturity	2 months	2 months
Fair values reported in:
Other assets (in thousands)	$102	—
Other liabilities (in thousands)	—	$1,448

The following table presents the net gains (losses) recorded in other income relating to the foreign exchange contracts not designated as hedges for the periods ending September 30, 2012 and 2011.

Gains (losses)recognized in other income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Gains(losses)recognized in other income,net	$1,489	$(3,389)	$(1,904)	$(1,997)

7.ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)

The change in balances of accumulated comprehensive income for nine months ended September 30, 2012 is as follows:

	Foreign Currency translation adjustments	Losses on net investment- hedge derivatives	Unrealized Gains on Securities	Defined Benefit Plans	(In thousands) Accumulated Other Comprehensive Income
Beginning balance	$(68,235)	$(4,276)	$164	$(87)	$(72,434)

Current Period Change	6,439	(1,234)	521	6	5,732

Ending Balance	$(61,796)	$(5,510)	$685	$(81)	$(66,702)

8. CASH AND CASH EQUIVALENTS

For the purpose of reporting Cash and Cash Equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At September 30, 2012 and December 31, 2011, approximately $21.50 million and $ 17.6 million, respectively, are held in JP Morgan Chase Bank NA. Term deposits with original maturity of three months or less held with Bank of India were $20.0 million as at September 30, 2012 and with Bank of India and Punjab National Bank were $43.70 million as at December 31, 2011. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

The Company has a line of credit with JP Morgan Chase Bank NA, which provides for borrowings up to $20.0 million and expires on August 31, 2013. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate. There were no outstanding borrowings at September 30, 2012 or December 31, 2011.

9.TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total (taxes) benefit on Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
(Taxes) benefit on Unrealized gains(losses) on securities	$(174)	$(94)	$(236)	$0
(Tax) on Defined benefit pension plans	0	(9)	(5)	(20)

Total (taxes)benefit on Other Comprehensive Income(loss)	$(174)	$(103)	$(241)	$(20)

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

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2012		2011
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,720	$1.23	41,640	$0.63
Potential dilutive effect of Restricted stock options outstanding	82	0	84	0

Diluted earnings per share	41,802	$1.23	41,724	$0.63

	Nine Months Ended September 30,
	2012		2011
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,683	$3.25	41,608	$1.90
Potential dilutive effect of Restricted stock options outstanding	97	0	102	(0.01)

Diluted earnings per share	41,780	$3.25	41,710	$1.89

11. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$140,544	$126,233	$401,763	$349,902
KPO	27,898	24,271	81,540	72,304
e-Business	13,986	13,498	41,634	38,677
TeamSourcing	3,979	3,625	11,193	9,101

	186,407	167,627	536,130	469,984

Gross Profit:
Applications Outsourcing	59,100	45,764	157,973	115,574
KPO	17,565	14,155	50,764	40,927
e-Business	6,396	5,444	16,732	14,342
TeamSourcing	1,758	1,371	4,660	3,488

	84,819	66,734	230,129	174,331

Selling, general and administrative expenses	29,036	36,679	74,913	89,083

Income from operations	$55,783	$30,055	$155,216	$85,248

During the three and nine months ended September 30, 2012, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $51.0 million and $30.8 million, respectively, during the three months ended September 30, 2012, contributing approximately 27.4% and 16.5%, respectively of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% was generated in the Application Outsourcing segment. The corresponding revenue for the three months ended September 30, 2011 from American Express Corp. and State Street Bank was $44.8 million and $27.9 million, respectively, contributing approximately 26.7% and 16.6%, respectively, of total consolidated revenues. During the nine months ended September 30, 2012, revenue from American Express Corp. and State Street Bank was $144.6 million and $90.0 million, respectively, contributing approximately 27.0% and 16.8%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% in the Application Outsourcing segment. The corresponding revenues for the nine months ended September 30, 2011 from American Express Corp. and State Street Bank was $123.7 million and $80.7 million respectively, contributing approximately 26.3% and 17.2%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application

Outsourcing segment and some in KPO segment. Approximately 75% of the revenue from State Street Bank was generated in the KPO segment and 25% in the Application Outsourcing segment. At September 30, 2012 and December 31, 2011, accounts receivable from American Express Corp. were $18.8 million and $19.1 million, respectively. Accounts receivable from State Street Bank were $11.7 million and $13.7 million, respectively, as at September 30, 2012 and December 31, 2011.

12. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues (1)	2012	2011	2012	2011
	(in thousands)		(in thousands)
North America (2)	$171,813	$155,833	$495,772	$434,226
India	561	776	1,241	2,117
Europe (3)	12,496	10,538	34,676	32,132
Rest of the World	1,537	480	4,441	1,509

Total revenue	186,407	167,627	536,130	469,984

	As on September, 30	As on December, 31
Long-Lived Assets (4)	2012	2011
	(in thousands)
North America (2)	$1,725	$1,558
India	116,713	105,262
Europe (3)	100	88

Total	$118,538	$106,908

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

13. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1%	(0.7%)	0.3%	(0.1%)
Foreign effective tax rates different from US statutory rate	(13.1%)	(15.1%)	(12.3%)	(13.2%)
Tax reserve	(0.3)%	(1.9%)	(0.1)%	(1.5%)
Others, net	0%	0%	0%	0%

Effective Income Tax Rate	21.7%	17.3%	22.90%	20.2%

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended September 30, 2012, the Company recognized interest of approximately $0.09 million. The Company had accrued approximately $1.40 million and $0.06 million for interest and penalties as of September 30, 2012 and December 31, 2011, respectively.

The liability for unrecognized tax benefits was $23.95 million and $18.41 million as of September 30, 2012 and December 31, 2011, respectively. The Company has paid income taxes of $19.40 million and $18.24 million against the liabilities for unrecognized tax benefits of $23.95 million and $18.41 million, as at September 30, 2012 and December 31, 2011, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.73 million and potential tax disputes of $3.37 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in a Special Economic Zone (SEZ), as an Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in a SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009), whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for their first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria. New units in a SEZ that were operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for their first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of certain criteria.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed its tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, therefore only 50% of the profits of these units would be eligible for tax exemption which expires on March 31, 2013. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai.

Syntel KPO units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by these units until March 31, 2011 (substituted for “2010” by Finance (No. 2) Act, 2009). During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the three months ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.69 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.90 million.

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

Syntel India has also not provided for disputed Indian income tax liabilities aggregating to $4.96 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.82 million provided for uncertain income tax positions, against which Syntel India has filed appeals with the CIT(A). Syntel India has received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India has been partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT(A). Syntel India and the Income Tax Department appeals are re-fixed for hearing before the ITAT on December 6, 2012. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax department Appeal for the financial year 2004-05 was scheduled for a hearing before the Bombay High Court on April 19, 2012, which was rescheduled for hearing on July 30, 2012, on which date, the appeal was heard and dismissed by the Bombay High Court. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position, and Syntel India filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT (A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on December 10, 2012. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel India’s contentions. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax department has filed a further appeal for the amounts allowed by the CIT(A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT on January 23, 2013. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel India in respect to particular tax position and Syntel India has filed an appeal with the CIT(A). During the three months ended September 30, 2012, the Company received an order for appeal filed with CIT(A) that upholds Syntel India’s contentions. The Income Tax department may file a further appeal for the amounts allowed by the CIT(A).

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is fixed for hearing before ITAT on April 8, 2013. For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL has received an order for appeal filed with CIT(A) wherein, the contention of SIPL was upheld. The Income Tax Department may file further appeal to the ITAT for the amounts allowed by the CIT(A). However, recent High Court orders are in favor of the tax position taken by SIPL. Based on the CIT(A) and recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012.

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

The Company had provided and paid FBT on certain expenses. However, the Company has contested with the Tax Department the payment of FBT on these expenses. The Income Tax Department has not issued notice for FBT assessment of Financial Year 2007-08 and Financial Year 2008-09 and the time of issuing notice for the regular assessment expired on September 30, 2010. The time of issuing notice for rectification expired on March 31, 2011 and the Company has received a FBT refund along with interest for Financial Year 2008-09 and is likely to receive a FBT refund for Financial Year 2007-08. Accordingly, the Company has reversed FBT of $1.07 million during the three months ended March 31, 2011. The Company has received the FBT refund of $0.38 million for Financial Year 2007-08 by order dated March 30, 2012.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe Limited has accumulated losses of $1.95 million and $0.79 million at September 30, 2012 and December 31, 2011. Per United Kingdom tax laws, carrying back of tax losses against profits for the previous 12 months and carry forward of tax losses against future profits for an unlimited period are allowed. Accordingly, Syntel Europe Limited carried back the tax losses and filed a refund claim of $0.19 million for tax year 2010 during 2011. Syntel Europe Limited has deferred tax assets of $0.50 million on a balance of accumulated losses as of September 30, 2012. In view of the continued losses from operations, Syntel Europe created a valuation allowance on the deferred tax assets of $.50 million in September 2012.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, are approximately $5.26 million as of September 30, 2012.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2012, the Company would have accrued taxes of approximately $212.5 million.

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

Syntel India has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel India. Based on the consultant’s advice, Syntel India will be in a position to defend the objections raised, and therefore no provision has been made in the Company’s books.

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity has received orders for the rejection of a service tax refund for the period April–September 2011 of $0.53 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity will file appeals before the Commissioner of Appeal against the aforesaid order. In view of the aforesaid order, the disputed and potential disputed service tax amount is $5.4 million.

The Company has obtained a tax consultant’s advice on the aforesaid orders. The consultant is of the view that the aforesaid orders are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company is in a strong position to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

SIPL is regularly filing service tax return and had filed refund application claiming refund of tax on input service which remains unutilized against “nil” Service tax on export of services. SIPL has received a show cause notice on October 23, 2012 for service tax demand of approximately $2.23 million. SIPL would file submission with service tax department to oppose the aforesaid show cause notice.

The Company has obtained a tax consultant’s advice on this show cause notice. The Consultant is of the view that the aforesaid show cause notice is contrary to the wording of the service tax notifications and provisions. In case, service tax department does not accept company’s submissions, the Company believes that its claims of service tax refunds would be upheld at the appellate stage. Based on the consultant’s tax advice, the Company is in a strong position to defend aforesaid show cause notice. Accordingly, no provision has been made in the Company’s books.

14.Legal Expenses, Exposures and contingencies.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at September 30, 2012 and December 31, 2011.

The Company is in litigation with one former customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the former customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the former customer has retained, amounting to approximately $0.3 million. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

15. STOCK BASED COMPENSATION

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended September 30, 2012 and 2011 was $0.94 million and $0.73 million, respectively, including a charge for restricted stock. For the nine months ended September 30, 2012 and 2011, the share-based compensation expense recognized was $2.72 million and $1.95 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2011, 2010 and for the nine months ended September 30, 2012, the Company issued restricted stock awards of 91,364, 209,358 and 95,828, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010, 2011 and for the nine months ended September 30, 2012 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenues	$311	$191	$859	$506
Selling, general and administrative expenses	633	537	1,866	1,443

	$944	$728	$2,725	$1,949

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Nine Months Ended September 30,
	2012	2011
Assumptions:
Risk free interest rate	0.72%	0.93%
Expected life	5.00	5.00
Expected volatility	55.93%	58.50%
Expected dividend yield	0.38%	0.56%

The Company’s computation of expected volatility for the nine months ended September 30, 2012 and 2011 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-based Payment Award Activity

No options were granted during the three months ended September 30, 2012 and 2011. The aggregate fair value of shares vested during the nine months ended September 30, 2012 and 2011 was none and $0.002 million, respectively.

16. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.5 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively, and $5.7 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively.

The amounts accrued for unutilized earned leave are $19.6 million and $15.4 million as of September 30, 2012 and December 31, 2011, respectively, and are included within Accrued payroll and related costs.

17. Employee Benefit Plans

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

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended September 30, 2012 and 2011 was $1.0 million and $0.8 million respectively,and for nine months ended September 30, 2012 and 2011 was $2.8 million and $2.4 million respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $7.0 million and $5.6 million as of September 30, 2012 and December 31, 2011, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the nine months ended September 30, 2012 and 2011 was $1.8 million for each period.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 14.1% and 13.9% of the Company’s total revenues for three months ended September 30, 2012 and 2011, respectively and 14.3% and 14.7% for the nine months ended September 30, 2012 and 2011, respectively.

19. FAIR VALUE MEASUREMENTS

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

• Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$21.5	$—	$—	$21.5
Short Term Investments-
Available for Sale Securities	82.0	—	—	82.0
Fair value of foreign exchange forward contracts	—	0.1	—	0.1

Total Assets measured at fair value	$103.5	$0.1	$—	$103.6

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$17.6	$—	$—	$17.6
Short Term Investments-
Available for Sale Securities	25.0	—	—	25.0
Fair value of foreign exchange forward contracts	—	(2.6)	—	(2.6)

Total Assets measured at fair value	$42.6	$(2.6)	$—	$40.0

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

20. Term Deposits

The following table summarizes the term deposits with various banks outstanding as at September 30, 2012 and December 31, 2011.

	(In Millions)
Balance Sheet Item	As of September 30, 2012	As of December 31, 2011
Cash & Cash Equivalents	$20.0	$43.7
Short Term Investments	253.4	190.8
Non Current Assets	0	0.1

Total	$273.4	$234.6

21. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02- Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment. This Accounting Standards Update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The requirements of this ASU and it’s impact on the Company are being evaluated.

22. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2012, Syntel Limited and Mr. Prashant Ranade, CEO & President of the Company, signed sale deeds dated August 3, 2012, for the sale of fully furnished residential flats, along with car parking spaces, for a total sale consideration of $1.1 million, which resulted in gain of $0.9 million to the Company, as reported in the Other Income. The Sale consideration was at current fair market value as established by averaging two independent external appraisals received by the Company and approved by the Company Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended September 30, 2012 increased to $186.4 million from $167.6 million for the three months ended September 30, 2011, representing a 11.2% increase. Net revenues for the nine months ended September 30, 2012 increased to $536.1 million from $470.0 million for the nine months ended September 30, 2011, representing a 14.1% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of September 30, 2012 increased by 10.5% to 14,876 employees as compared to 13,458 employees as of September 30, 2011. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of September 30, 2012, the Company had approximately 81.0% of its billable workforce in India as compared to 80.2% as of September 30, 2011. The Company’s top five clients accounted for 63.9% of the total revenues in the three months ended September 30, 2012, up from 63.0% of its total revenues in the three months ended September 30, 2011. The Company’s top five clients accounted for 63.7% of the total revenues in the nine months ended September 30, 2012, as compared to 63.4% of its total revenues in the nine months ended September 30, 2011. Moreover, the Company’s top 10 clients accounted for 78.1% of the total revenues in the three months ended September 30, 2012 as compared to 76.9% in the three months ended September 30, 2011. The Company’s top 10 clients accounted for 78.1% of the total revenues in the nine months ended September 30, 2012 as compared to 76.9% in the nine months ended September 30, 2011.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 54.5% of total revenues for the three months ended September 30, 2012, from 60.2% for the three months ended September 30, 2011. The 5.7% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was attributable primarily to rupee depreciation, decrease in visa cost and increase in revenue partially offset by increase in bonus provision, increase in headcount & benefits in the third quarter of 2012. Salary increases are discretionary and determined by management. The cost of revenues decreased to 57.1% of total revenues for the nine months ended September 30, 2012, from 62.9% for the nine months ended September 30, 2011. The 5.8% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was attributable primarily to rupee depreciation and better utilization of resources partially offset by an increased bonus provision, an increase in visa costs and an increase in headcount.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $140.5 million for the three months ended September 30, 2012 or 75.4% of total revenues, from $126.2 million, or 75.3% of total revenues for the three months ended September 30, 2011. The $14.3 million increase was attributable primarily to revenues from new engagements contributing $91.1 million, largely offset by $71.6 million in lost revenues as a result of project completion and a

$5.2 million net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2012 increased to $401.8 million, or 74.9% of total revenues, from $349.9 million or 74.4% of total revenues for the nine months ended September 30, 2011. The $51.9 million increase for the nine months ended September 30, 2012 was attributable primarily to revenues from new engagements of $235.2 million, largely offset by $129.2 million in lost revenues as a result of project completion and a $54.1 million net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 57.9% of total Applications Outsourcing revenues for the three months ended September 30, 2012, from 63.7% for the three months ended September 30, 2011. The 5.8% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was attributable primarily to rupee depreciation, decrease in visa cost and increase in revenue partially offset by increase in bonus provision, increase in headcount & benefits in the third quarter of 2012. Salary increments, are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2012 decreased to 60.7% of total Applications Outsourcing revenues, from 67.0% for the nine months ended September 30, 2011. The 6.3% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was attributable primarily to rupee depreciation and better utilization of resources partially offset by an increased bonus provision, an increase in visa costs and an increase in headcount.

KPO Revenues. KPO revenues increased to $27.9 million for the three months ended September 30, 2012, or 15.0% of total revenues, from $24.3 million, or 14.5% of total revenues for the three months ended September 30, 2011. The $3.6 million increase was attributable primarily to revenues from new engagements contributing $3.1 million and a $1.4 million net increase in revenues from existing projects, largely offset by $0.9 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2012 increased to $81.5 million, or 15.2% of the total revenues, from $72.3 million or 15.4% of the total revenues for the nine months ended September 30, 2011. The $9.2 million increase was attributable primarily to revenues from new engagements contributing $7.2 million and a $3.3 million net increase in revenues from existing projects, largely offset by $1.3 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for the three months ended September 30, 2012 decreased to 37.0% of KPO revenues from 41.7% for the three months ended September 30, 2011. The 4.7% decrease in cost of revenues, as a percent of total KPO revenues, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was attributable primarily to rupee depreciation, decrease in visa cost and increase in revenue partially offset by increase in bonus provision, increase in headcount & benefits in the third quarter of 2012. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2012 decreased to 37.7% of KPO revenues, from 43.4% for the nine months ended September 30, 2011. The 5.7% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was attributable primarily to rupee depreciation and better utilization of resources partially offset by an increased bonus provision, an increase in visa costs and an increase in headcount.

e-Business Revenues. E-Business revenues increased to $14.0 million for the three months ended September 30, 2012, or 7.5% of total revenues from $13.5 million for the three months ended September 30, 2011, or 8.1% of total revenues. The $0.5 million increase was attributable primarily to a $4.9 million increase in revenues from new engagements, largely offset by $2.2 million in lost revenues as a result of project completion and a $2.2 million net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2012 increased to $41.6 million, or 7.8% of total revenues, from $38.7 million or 8.2% of total revenues for the nine months ended September 30, 2011. The $2.9 million increase for the nine months ended September 30, 2012 was attributable principally to a $16.0 million increase in revenues from new engagements, largely offset by $9.0 million in lost revenues as a result of project completion and $4.1 million of net decrease in revenues from existing customers.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. e-Business cost of revenues decreased to 54.3% of total e-Business revenues for the three months ended September 30, 2012, from 59.7% for the three months ended September 30, 2011. The 5.4% decrease in cost of revenues, for the three months ended September 30, 2012, as a percent of total e-Business revenues, as compared to the three months ended September 30, 2011, was attributable primarily to rupee depreciation, decrease in visa cost and increase in revenue partially offset by increase in bonus provision, increase in headcount & benefits in the third quarter of 2012. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2012 decreased to 59.8% of total e-business revenues, from 62.9% for the nine months ended September 30, 2011. The 3.1% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was attributable primarily to rupee depreciation and better utilization of resources partially offset by an increased bonus provision, an increase in visa costs and an increase in headcount.

TeamSourcing Revenues. TeamSourcing revenues increased to $4.0 million for the three months ended September 30, 2012, or 2.1% of total revenues, from $3.6 million, or 2.2% of total revenues for the three months ended September 30, 2011. The $0.4 million increase was attributable primarily to a $1.3 million increase in revenues from new engagements and revenue from the Skillbay web portal, which helps clients of Syntel with their supplemental staffing requirements and net increase in revenues from existing projects of $0.6 million largely offset by $1.5 million decrease in revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements. The revenues for the nine months ended September 30, 2012 increased to $11.2 million, or 2.1% of total revenues, from $9.1 million or 1.9% of total revenues for the nine months ended September 30, 2011. The $2.1 million increase for the nine months ended September 30, 2012 was attributable principally to a $2.6 million increase in revenues from new engagements, and $0.8 million increase in revenues from existing projects largely offset by $1.3 million decrease in revenue from project completion.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. TeamSourcing cost of revenues decreased to 55.8% of total TeamSourcing revenues for the three months ended September 30, 2012, from 62.2% for the three months ended September 30, 2011. The 6.4% decrease in cost of revenues, for the three months ended September 30, 2012, as a percent of total TeamSourcing revenues, as compared to the three months ended September 30, 2011, was attributable primarily to rupee depreciation, decreased visa cost and an increase in revenue partially offset by an increased bonus provision, an increase in headcount and increased benefits in the third quarter of 2012. Cost of revenues for the nine months ended September 30, 2012 decreased to 58.4% of total TeamSourcing revenues, from 61.7% for the nine months ended September 30, 2011. The 3.3% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was attributable primarily to rupee depreciation and better utilization of resources partially offset by an increased bonus provision, an increase in visa costs and an increase in headcount.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2012 were $29.0 million or 15.60% of total revenues, compared to $36.7 million or 21.9% of total revenues for the three months ended September 30, 2011.

Selling, general and administrative costs for the three months ended September 30, 2012 were impacted by an increase in revenue of $18.8 million that resulted in a 1.7% percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative costs was attributable to a decrease in corporate expenses of $13.1 million in the three months ending September 30, 2011; inclusive of a one time expense of net $12.6 million incurred to resolve all claims brought as part of an arbitration proceeding with a former client; a decrease in facility related costs of $0.2 million, a decrease in travel & relocation of $0.2 million, rupee depreciation of $2.1 million partially offset by a foreign exchange loss of $7.9 million.

Selling, general, and administrative expenses for the nine months ended September 30, 2012 were $74.9 million or 14.0% of total revenues, compared to $89.1 million or 19.0% of total revenues for the nine months ended September 30, 2011.

Selling, general and administrative costs for the nine months ended September 30, 2012 were impacted by an increase in revenue of $66.1 million resulting in a 2.0% percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative costs was attributable to a decrease in corporate expenses related cost of $14.1 million in the nine months ending September 30, 2011; inclusive of a one time expense of net $12.6 million incurred to resolve all claims brought as part of an arbitration proceeding with a former client; a decrease in compensation and benefits of $0.6 million, a decrease in travel and relocation of $0.4 million, a decrease in training and recruiting of $0.2 million and rupee depreciation of $5.9 million partially offset by a foreign exchange loss of $4.5 million, an increase in facility related cost of $2.2 million, an increase is marketing expenses $0.2 million and other increases of $0.1 million.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the three months ended September 30, 2012 was $10.0 million or 4.0% of total revenues, compared to $1.6 million or 1.0% of total revenues for the three months ended September 30, 2011. The increase in other income of $8.3 million was attributable to a gain on forward contracts of $4.9 million, an increase in interest income of $2.3 million, an increase in the gain on sale of mutual funds of $0.2 million, an increase in gain on sale of assets of $0.9 million and an increase in other income of $0.1 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Other income for the nine months ended September 30, 2012 was $20.7 million or 3.9% of total revenues, compared to $13.7 million or 2.9% of total revenues for the nine months ended September 30, 2011. The increase in other income of $7.0 million was attributable to a gain on forward contracts of $0.1 million, an increase in interest income of $5.0 million, an increase in gain on sale of assets of $0.9 million and an increase in interest on income tax refund of $1.2 million for the prior period partially offset by a decrease in gain on sale of mutual funds of $0.1 million.

During the three months ended September 30, 2012, Syntel Limited and Mr. Prashant Ranade, CEO & President of the Company, signed sale deeds dated August 3, 2012, for the sale of fully furnished residential flats, along with car parking spaces, for a total sale consideration of $1.1 million, which resulted in gain of $0.9 million to the Company, as reported in the Other Income. The Sale consideration was at current fair market value as established by averaging two independent external appraisals received by the Company and approved by the Company Board of Directors.

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

During the three months ended September 30, 2012 and 2011, the effective income tax rates were 21.7% and 17.3%, respectively. During the nine months ended September 30, 2012 and 2011, the effective income tax rates were 22.9% and 20.2%, respectively. The tax rate for the nine months ended September 30, 2012 was affected by the effective tax rate impact of a change in the offshore/onshore profit mix of the Company and by certain facilities going out of tax holiday effective April 1, 2011.

Other Comprehensive Income (Loss)

The Other Comprehensive Income (Loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three and nine months ended September 30, 2012 the Other comprehensive income was amounting to $37.3 million and $5.7 million, respectively, primarily attributable to the foreign currency translation adjustments of $35.9 million and $6.4 million, for three and nine months ended September 30, 2012, respectively.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents decreased to $86.7 million at September 30, 2012 from $89.1 million at September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As at September 30, 2012, the total cash and cash equivalent and short term investment balance was $422.1 million. Out of the above, an amount of $380.7 million was held by Indian subsidiaries which was comprised by an amount of $44 million held in US dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $124.3 million for the nine months ended September 30, 2012. The net cash generated by operating activities was $72.3 million for the nine months ended September 30, 2011. The number of days sales outstanding in net accounts receivable was approximately 52 days and 53 days as of September 30, 2012 and 2011, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $133.2 million for the nine months ended September 30, 2012, consisting principally of $22.9 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $204.3 million and purchase of term deposits with banks of $145.0 million, largely offset by $152.6 million from sales of mutual funds, $84.9 million from maturities of term deposits with banks and $1.5 million from the sale of assets. Net cash used in investing activities was $57.7 million for the nine months ended September 30, 2011, consisting principally of $37.4 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, leasehold land at Tirunelveli, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, as well as for the acquisition of computers, software and communications equipment and the purchase of short term investments of $182.6 million and investment in term deposits of $91.0 million, largely offset by $181.0 million from the sale of short term investments and $72.3 million from maturities of term deposits.

Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2012, consisting principally of $7.5 million in dividends paid out and partially offset by excess tax benefits on stock-based compensation plans of $0.6 million during the nine months. Net cash used in financing activities was $7.5 million for the nine months ended September 30, 2011, consisting principally of $7.5 million in dividends paid out during the nine months.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2012 and 2011 revenues from time and material contracts constituted 62% and 61% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2012 and 2011, revenues from fixed price application management and support engagements constituted 26% and 25% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2012 and 2011, revenues from fixed price development contracts constituted 12% & 14% of total revenues respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As at September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $2.0 million and $2.4 million, respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at September 30, 2012 and December 31, 2011.

The Company is in litigation with one former customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the former customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the former customer has retained, amounting to approximately $0.3 million. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and cash equivalents	$86,675	$104,628
Short term investments	335,399	215,798

Total	$422,074	$320,426

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

During the three months ended September 30, 2012, the Indian rupee has appreciated against the U.S. dollar by 0.96% as compared to the three months ended June 30, 2012. This rupee appericiation negatively impacted the Company’s gross margin by 0.46%, operating income by 0.56% and net income by 0.55%, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 47.4% and 81.0% of the expenses, respectively.

The rupee appreciation has also resulted in foreign currency translation adjustments of $35.9 million during the three months ended September 30,2012, which has been reported as Other Comprehensive Income (Loss).

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended September 30, 2012, but these contracts do not have a material impact on the financial statements.

During the three months ended Septemebr 30, 2012, the Company entered into foreign exchange forward contracts amounting to $10.0 million to hedge part of its revenues. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $10.0 million as of September 30, 2012. The outstanding foreign exchange forward contracts as of Septemeber 30, 2012 mature in three months. The fair value of the foreign exchange forward contracts and of currency options in the amount of $0.10 million is reflected in other current assets in the balance sheet of the Company as at September 30, 2012. Net gains/(losses) on foreign exchange forward contracts are included under the heading ‘Other Income’ in the Statement of Comprehensive Income for the three months ended Septemebr 30, 2012 and amounted to a $1.49 million gain.

Based upon a sensitivity analysis of the aggregated contracted principal amounts of our foreign exchange forward contracts outstanding at September 30, 2012, a 10.0% change in the Indian foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in their fair value of approximately $0.01 million.

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

Exhibits

Exhibit No.	Description

10.1	Note Modification Agreement dated August 17, 2012, between the Company and JPMorgan Chase Bank, N.A.

10.2	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : November 6, 2012	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President (principal executive officer)

Date : November 6, 2012	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit No.	Description

10.1	Note Modification Agreement dated August 17, 2012, between the Company and JPMorgan Chase Bank, N.A.

10.2	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase