Form 10-K
period 2012-12-31
SYNTEL INC
filed 2013-02-28
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer		Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2012, based on the last sale price of $60.70 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $940,647,201.

As of February 13, 2013, the Registrant had 41,920,636 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on or about June 4, 2013 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

Certain statements and information set forth in this report on Form 10-K, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding the Company’s liquidity and capital resources could be construed as forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s current estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements, including, without limitation, the risks and uncertainties detailed in “Item 1A, Risk Factors,” of this Form 10-K.

Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Annual Report on Form 10-K are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Company does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a global provider of Information Technology and Knowledge Process Outsourcing (KPO) services to global 2000 companies.

The Company focuses on four service lines.

•	Applications Outsourcing

•	Knowledge Process Outsourcing (KPO)

•	e-Business

•	TeamSourcing

Applications Outsourcing covers the lifecycle of software applications, including development, maintenance, testing, migration, infrastructure services and cloud computing. Syntel leverages its proprietary methodologies, processes and tools to assimilate the customer’s business process and technology system knowledge to develop and deliver customized services. Applications Outsourcing services accounted for approximately 75%, 75% and 76% of total consolidated revenues for the years ended

December 31, 2012, 2011 and 2010, respectively.

Knowledge Process Outsourcing includes provision of outsourced solutions for knowledge and business processes. Syntel is focused on high-value, domain-intensive KPO solutions (as opposed to low-value, capital-intensive voice-based services).

Syntel uses a proprietary tool called Identeon™ to assess business processes and identify processes suitable for outsourcing. Syntel focuses on middle and back-office business processes of the transaction cycle in capital markets, banking, healthcare and insurance industries. Syntel’s insurance KPO services include claims processing and policy administration. Its banking and capital markets KPO services cover investment management operations including brokerage, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management. KPO services for healthcare and life sciences include records management, clinical data management and claims solutions. KPO accounted for approximately 15% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010.

e-Business services include advanced technology services in the areas of architecting, implementing and maintaining, Web Solutions, Data Warehousing , Business Intelligence, Enterprise Application Integration (EAI), Business Process Management (BPM) and Enterprise Resource Planning (ERP) solutions. It also includes emerging technologies like mobility, Enterprise Data Management and Big Data Analytics. The Company has developed capabilities on leading technology platforms/products in the above areas to provide implementation, deployment and maintenance solutions for its clients. e-Business accounted for approximately 8%, 8% and 7% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

TeamSourcing covers professional information technology consulting services provided by individual professionals and teams of professionals dedicated to assisting customer information technology departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 2% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010.

The information set forth under Note 15, “Segment Reporting,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference. Segment asset information is not provided because the Company does not segregate its assets by segment and such measures are not used by management.

Syntel believes that its service offerings are distinguished by its Global Delivery Model, “Customer for Life” philosophy, integrated approach to technology and operations, operating excellence and internally-developed intellectual capital in the form of methodologies, practices and tools for managing the information technology and business and knowledge process functions of its customers.

The Company’s Global Delivery Service provides Syntel with flexibility to seamlessly deliver a unique mix of services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at the Company’s Global

Development Centers.

Syntel’s “Customer for Life” philosophy emphasizes flexibility, customer responsiveness, value focus and a tradition of delivery excellence.

Syntel provides services to several global 2000 companies in the financial services, healthcare and life sciences, insurance, manufacturing, automotive, retail, logistics and telecom industries.

During 2012, the Company provided services to 120 customers in the U.S. and Europe. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are important decision factors in the Company being chosen as a preferred vendor. The Company has a two-pronged sales approach focused on “farming” its existing clients by cross-selling other services and “hunting” for new accounts using a dedicated sales team.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2012, Syntel’s worldwide billable headcount consisted of 14,918 professionals providing professional services to Syntel’s customers.

Over its 32-year history, Syntel has developed intellectual capital in the form of proven methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes.

The information set forth under Note 16, “Geographic Information,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Globalization is an integral element of the business strategy of global 2000 corporations. Services globalization enables companies to access a global pool of talent and capabilities to drive greater competiveness. A well executed global services model delivers higher quality, lower cost, faster turnaround and responsive and customized service.

The economic uncertainty over the past few years has increased the urgency for corporations to improve their business performance in the face of uncertain market conditions.

Global 2000 companies are faced with a dual challenge

•	Manage costs of existing Information Technology (IT) and Business Operations – maintain and improve service levels at lower costs

•	Invest in new technologies (cloud, big data, business intelligence and analytics) to drive greater competitiveness in the core business

Demand for IT services is driven by companies seeking ways to outsource not only specific projects for the design, development and integration of new technologies, but also ongoing management, maintenance and enhancement of existing IT systems.

Demand for KPO services is driven by enterprises going beyond IT outsourcing to drive cost reductions through outsourcing of business and knowledge processes. Companies are beginning to appreciate the benefits a KPO partner can deliver through increased efficiencies and service performance.

Companies best positioned to benefit from services globalization megatrend have access to a pool of skilled technical professionals, proven ability to manage IT and KPO programs, robust methodologies for managing transition, projects and risk, low-cost offshore software development facilities, and operational scalability to meet customer growth requirements.

Organizations are seeking an experienced outsourcing services provider that possesses the expertise and knowledge to address the complexities of rapidly changing technologies along with the capability to understand their business processes and industry domain.

Syntel’s customer centric approach delivers tangible value to clients through a flexible model which combines technology and business domain expertise to tailor customized solutions to solve unique business problems.

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

The Global Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery. Benefits to the client include responsive delivery based on an in-depth understanding of the specific processes and needs of the client, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, scalability, and cost-effectiveness. The Company has Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Model.

Customer for Life: The Company recognizes that its best source for new business opportunities comes from existing customers and believes its superior customer service is a differentiating factor resulting in Syntel’s high rate of repeat business. At engagement initiation, Syntel’s services are based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer’s business processes, applications and industry, Syntel gains a competitive advantage to perform additional higher-value services for that customer.

Deep Industry Expertise: Syntel’s mission is to “create new opportunities for its clients by harnessing its talent, passion and innovation.” The Company is focused on developing a good understanding of the client’s business to drive new opportunities to improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services. The Company’s domain expertise extends to multiple verticals, with particular strength in financial services, insurance and healthcare. For the year ended December 31, 2012, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, auto, and retail and others was 55%, 18%, 14%, 4% and 9%, respectively.

Depth and Breadth of Service Offerings: The Company provides a comprehensive range of services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, architecture planning, KPO, migration and testing services. Syntel has invested in developing capabilities in new technology areas including cloud computing, mobility, analytics and business process management. Syntel’s knowledge and experience spans multiple computing platforms and technologies, which enable the Company to address a range of business needs and to function as a virtual extension of its clients’ IT departments.

Intellectual Capital: Over its 30-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes.

The intellectual capital includes methodologies, automated tools, and reusable components. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of Syntel services are delivered from offshore delivery locations. Measured by billable headcount, approximately 80% of services were delivered from offshore centers as of December 31, 2012 versus 81% as of December 31, 2011.

Grow Applications Outsourcing Services. Through Applications Outsourcing, the Company markets high value applications management services for ongoing applications management, development and maintenance. The Company has significantly increased its investment in Applications Outsourcing services and realigned its resources to focus on the development, marketing and sales of its Applications Outsourcing and KPO services, including the hiring of additional sales, engagement and delivery personnel, developing proprietary methodologies and increasing marketing efforts.

Expand KPO Market. The Company will grow its expertise in the area of value-added KPO solutions, primarily in the areas of financial services, healthcare and insurance. By leveraging a mature Global Delivery Model and domain expertise, the Company is able to deliver process improvements as well as provide competitively priced KPO solutions. In addition to offering its existing KPO solutions, the Company also expects to build on its solution set to capitalize on additional opportunities.

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

Through Applications Outsourcing offering, the Company provides complete software applications development, maintenance, testing, migration, infrastructure and cloud computing services.

Through its KPO offerings, the Company provides a host of outsourced solutions for knowledge and business processes.

Through its e-Business practices, the Company provides advanced technology services in the areas of implementing and maintaining Architecture Solutions, Web Solutions, Data Warehousing/Business Intelligence, Enterprise Application Integration (EAI), Business Process Management (BPM) and Enterprise Resource Planning. It also includes emerging technologies like mobility, Enterprise Data Management and Big Data Analytics.

Through TeamSourcing, the Company provides professional IT consulting services.

For the years ended December 31, 2012, 2011, and 2010, Applications Outsourcing and e-Business combined accounted for approximately 83% of the Company’s total revenues, and TeamSourcing represented approximately 2% of the Company’s total revenues. Revenues from the KPO segment was approximately 15% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. During 2012, more than 99% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India were assessed at the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) – Level 5. Syntel is also an ISO 9001: 2000 and ISO 27001:2005 certified company and has achieved SSAE 16 Type II Certification.

During 2012, Syntel also earned a host of media and industry awards, including:

•	#15 “Best Small Company” by Forbes

•	“Global Services 100” including special mention as a top ADM, KPO and Industry Specific Business Process Outsourcing(BPO) provider,

•	#38 in IAOP “Global Outsourcing 100” list

o	Top 10 healthcare service provider

o	Top 20 for transaction processing services for financial services clients

•	#44 on the Top 50 Technology Integrators list on VAR500

Applications Outsourcing

Syntel provides high-value application management services for ongoing management, development and maintenance of business applications. Through Applications Outsourcing, the Company assumes responsibility for, and manages applications support functions of the customers. The Global Delivery Service is central to Syntel’s delivery of Applications Outsourcing services. It enables the Company to respond to customers’ needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission-critical applications.

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

KPO

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

e-Business Services

Syntel provides strategic advanced technology services for the design, development, implementation and maintenance of solutions to enable customers to be more competitive. Many of today’s advanced technology solutions are around utilization of the Internet and mobile devices, which have transformed many businesses. The Company provides technology services in the areas of web solutions, including architecture, enablement of legacy applications and portal development. In the area of Data Warehousing/Business Intelligence, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of analytics dashboards, data warehouses and data mining tools. In the areas of Enterprise Applications Integration and Enterprise Resource Planning, Syntel takes an enterprise-wide view of its customers’ environment and implements package software solutions that create better integration, and therefore better information utilization, between front-office and back-office applications.

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

CUSTOMERS

Syntel provides its services to a broad range of global 2000 corporations in the financial services, healthcare, insurance, automotive, retail and other industries. In 2012, the Company provided services to 135 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2012, 2011 and 2010, the Company’s top ten customers accounted for approximately 78%, 77% and 75% of the Company’s total revenues, respectively. The Company’s three largest customers in 2012 contributed approximately 27%, 17% and 9%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2012, 2011 and 2010 was American Express, accounting for approximately 27%, 27% and 24% of the total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Further, the Company’s second-largest customer, State Street Bank, contributed approximately 17%, 17% and 16% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

GLOBAL DELIVERY SERVICE

Syntel executes its projects using a Global Delivery Model (GDM). The three principal elements of the Global Delivery Model are

•	Onsite at Client Location

•	Offsite at Syntel Locations in the respective markets (North America and Europe)

•	Offshore at Syntel Global Delivery Centers (GDC)

Each element of the GDM delivers specific value to the client. The onsite presence enables direct engagement with client IT and business teams and is particularly suited for program management, transition, requirements definition and user acceptance phases, which require continuous client engagement. The offsite model is suited for project phases which require frequent client interactions for deliverable reviews like project plan, approach, functional design, technical design and test plans. The offshore model is best suited to build, test and maintain phases of IT projects and provides improved scalability and access to deep technical expertise from offshore based practice teams and Centers of excellence.

Syntel has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina. The Company has offsite locations in Phoenix, Arizona, Memphis, Tennessee and Nashville, Tennessee in the U.S. to support the Company’s Global Delivery Model.

The delivery locations are linked through dedicated data and voice networks to enable seamless service delivery. Syntel has proven processes and automated tools for managing engagements using the Global Delivery Model.

Syntel leverages its extensive experience in managing globalization initiatives for clients to customize the Global Delivery Model for each client based on their unique business, technology and cultural requirements.

The Global Delivery Model enables Syntel to deploy its best human capital on engagements to deliver optimum value to clients. It improves the Company’s resource management flexibility and delivers a cost-effective solution to the client.

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Framingham, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany; Dublin, Ireland; and Sydney, Australia.

The sales team is aligned by industry vertical and is equipped to sell the entire range of Syntel services to prospective clients. The sales team is supported by domain and technical subject matter experts from the practice, pre-sales and delivery teams.

The sales cycle involves multiple stages including calling in to client executives, capability presentations, responding to RFIs (Request for Information) and RFPs (Request for Proposal), technical solution development, proposal presentations to client, client site visit and commercial negotiations.

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

The Company’s current marketing initiatives include online advertising, webinars, sponsorship and attendance of events and conferences, direct email and calling campaigns, publication of white papers, case studies, and public relations activities. The target audience for marketing campaigns is senior leadership and decision makers in IT and Operations for global 2000 companies.

Syntel’s marketing group manages subscriptions to various market research databases and provides support to the sales team to develop client proposals and presentations.

The marketing team interacts with independent agencies like the National Association of Software and Services Companies (NASSCOM), Chief Information Officer 100 (CIO 100), Financial Insights, Global Services, Healthcare Informatics and International Association of Outsourcing Professionals (IAOP) which conduct surveys and publish ratings of service providers in various categories. Syntel was mentioned in several notable publications in 2012.

Syntel’s marketing team maintains ongoing relationships with leading market analyst firms such as Gartner Group and Forrester Research to ensure that analysts have a good understanding of Syntel’s offerings and positioning.

The marketing team has established partnerships with product companies across multiple technologies. These product partnerships enable Syntel to enhance its technology capability footprint in the marketplace.

The marketing team engages with sourcing advisory firms like Avasant, KPMG, Deloitte, Information Services Group, International Data Corporation (IDC), and Everest Group.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2012, the Company globally had 21,407 full-time employees including a billable headcount of 14,918 providing a wide range of Information Technology and Knowledge Process Outsourcing professional services to Syntel’s customers.

A majority of the Company’s professional employees have a Bachelor of Technology / Science / Commerce degree or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to account / engagement managers and senior IT and business process professionals with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business and knowledge processes, and proficient in a variety of computer programming languages, software tools, database management systems, networks, testing, investment operations, asset management and financial services.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting, talent management and training programs.

Talent Acquisition: The Company has developed a robust recruiting methodology over the years, and our organization’s prime focus area is campus hiring, where we excel. The Company has significantly expanded its global recruiting team, with recruiters across India at our offices in Mumbai, Chennai, Pune, etc., to recruit the right candidates for the Company’s global requirements. Syntel also has a recruiting team focused on U.S. and international hiring which recruits across the Company’s global locations. Syntel uses a standardized global selection process that includes written/online tests, interviews and reference checks.

Among the other recruiting techniques which are extensively used are, placement of advertisements on its own web site and popular job boards, newspapers and trade magazines, employee referral programs, partnering with and recruiting on university campuses, and participating in job fairs. In addition, Syntel has also developed a large database of talent pipeline hosted on the Company’s HRMS system, which has an automated workflow for managing the phases of talent fulfillment and recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and manage the interview, selection and offer process through a streamlined workflow.

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

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Company’s culture. Detailed business discussions are conducted, spanning across the organization flowing upwards from supervisor/manager level to leadership team. Talent summaries, short-term and long-term talent plans, and future leadership identification are executed as part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon.

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

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the client and scope of services. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies, and contract programming companies. The Company’s most direct competitors in IT include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies, companies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO, the Company primarily competes with other offshore KPO vendors including Genpact, HCL, Wipro Technologies, WNS and with offshore captive units established by client organizations. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

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

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	60	Chairman and Director

Prashant Ranade	60	Chief Executive Officer, President and Director

Arvind S. Godbole	55	Chief Financial Officer and Chief Information Security Officer

Amit Chatterjee	46	Senior Vice President, Europe Head

Anil Jain	54	Senior Vice President, Insurance Business Unit Head

Rakesh Khanna	50	Chief Operating Officer

Daniel M. Moore	58	Chief Administrative Officer, General Counsel and Secretary

Nitin Rakesh	41	President—Americas, Business Development and Near Shoring Center

V. S. Raj	49	Chief Executive Officer, State Street Syntel Services Private Limited; Business Unit Head, Banking & Financial Services

Raja Ray	50	Senior Vice President, Retail, Logistics and Telecom Business Unit

Murlidhar Reddy	43	Senior Vice President of Operations, Healthcare and Life Sciences Business Unit Head

Avinash Salelkar	50	Vice President, Automotive & Manufacturing and PLM & ES Business Unit Head

Rajesh Save	47	Global Head – Human Resources

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

Amit Chatterjee was appointed Senior Vice President, Europe Head in December 2008. From August 2008 to November 2008 Mr. Chatterjee was an Associate Partner in the IBM UK – Communication Sector. IBM UK is a technology services and software company. From October 2004 to August 2008, Mr. Chatterjee was Vice President of Tech Mahindra Ltd., a company in the software services business in the telecommunications domain where Mr. Chatterjee was responsible for business development in Europe.

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

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary since August 1998.

Nitin Rakesh was appointed President—Americas, Business Development and Near Shoring Center in September 2012. Mr. Rakesh previously served as the Company’s Vice President and Head of B&FS BPO Operations from February 2006 through September 2008. Mr. Rakesh served as Managing Director and Chief Executive Officer of Motilal Oswal Asset Management Company, Ltd., a financial services company, from September 2008 to September 2012.

V. S. Raj was appointed Chief Executive Officer of State Street Syntel Services Private Limited in October 2008. Mr. Raj also assumed the duties of Business Unit Head – Banking & Financial Services in November 2012. Prior to joining the Company, Mr. Raj served as Vice President and Site Manager for JPMorgan Chase & Co., a global financial services provider, in Bangalore from June 2005 to October 2008.

Raja Ray was appointed Senior Vice President, Retail, Logistics and Telecom Business Unit in August 2009. Prior to joining the Company, Mr. Ray served as an Assistant Vice President in the consumer packaged goods vertical at Cognizant Technology Solutions from June to July 2009, as an Application Sales Leader at EDS, an HP Company, from May 2008 to May 2009, and in various positions at Tata Consultancy Services from February 1990 to March 2008. All three previous companies are IT services providers.

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

Rajesh Save was appointed Global Head – Human Resources in February 2011. Prior to joining the Company, Mr. Save was Executive Vice President – Human Resources at Zee Entertainment Enterprises Ltd. and a predecessor company, Essel Corporate Resources Pvt. Ltd., both television, media, and entertainment companies, from September 2007 to December 2010, where he led several human resource and organizational development initiatives. Mr. Save also served as Manager HR – India Division for Transocean Offshore Installation Ventures Ltd. (a wholly owned subsidiary of Transocean Inc.), an offshore drilling contractor, from May 2006 to September 2007.

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

The Company’s ten largest clients generated approximately 78%, 77% and 75% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s largest client for the years ended December 31, 2012, 2011 and 2010 was American Express, which generated approximately 27%, 27% and 24% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s second largest client for the years ended December 31, 2012, 2011 and 2010 was State Street Bank, which generated approximately 17%, 17% and 16% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 55%, 57% and 57% of the Company’s revenues for the years ended December 31, 2012, 2011 and 2010, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between the Company and State Street Bank Trust and its affiliate. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 15%, 15%, and 14% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2017 with the ability to extend by mutual consent for up to three additional one-year terms. The State Street Bank and Trust Company, through a separate shareholders agreement between its affiliate and the Company, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price.

This purchase right is exercisable by the affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (February 2017) or the expiration of the renewal term (February 2018), (ii) in the event that the affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if the State Street Bank and Trust Company and affiliate suffers certain losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to the State Street Bank and Trust Company. The State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business could be materially adversely affected if there were a default in providing contracted services and that default resulted in damages that were substantially in excess of current insurance coverage or there were a denial of an insurance claim by the Company’s insurance carriers.

The Company provides information technology and KPO services that are integral to our client’s businesses. If the Company were to default in the provision of contractually agreed-upon services, Company clients could suffer significant damages and make claims upon the Company for those damages. Although the Company believes it has adequate processes in place to protect against defaults in the provisions of services, errors may occur, particularly in KPO services which are more transactional in nature. The Company currently carries $25 million in errors and omissions liability coverage for all services provided by the Company other than the joint venture between the Company and an affiliate of State Street Bank. That joint venture currently carries $40 million in errors and omissions coverage. To the extent client damages were deemed recoverable against the Company and were substantially in excess of the Company’s insurance coverage, or if the Company’s claims for insurance coverage were denied by the Company’s insurance carriers for any reason including, but not limited to a Company client’s failure to provide insurance carrier-required documentation or a Company client’s failure to follow insurance carrier-required claim settlement procedures, there could be a material adverse effect on our business, results of operations and financial condition.

Failure to hire and retain a sufficient number of qualified professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the

Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2012, 2011 and 2010, annualized voluntary attrition was 15.6%, 16.4% and 14.1%, respectively. For the same periods, the number of net hires was 1,923, 2,101, and 4,816 respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2012, 2,102 IT professionals representing approximately 10% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation of the Company could reduce the Company’s overall profitability.

Our Indian subsidiaries have units registered as STP (Software Technology park)/Export Oriented Unit (EOU)/Special Economic Zone (SEZ) unit. Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ that are operational after April 1, 2005 are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs units are fully taxable at the Indian statutory rate (32.445% as of December 31, 2012).

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

The Indian Government has proposed a Direct Tax Code (DTC) to replace the existing Income Tax Act, 1961. DTC is in the draft stage and if adopted may adversely impact the incentives for establishing and operating facilities in SEZs which could have a material adverse effect on our business, results of operations and financial condition. We have relied on the provisions of the Income-tax Act, 1961, the Income-tax Rules, 1962 and judicial and administrative interpretations thereof, which are subject to change or modification by subsequent legislation, regulatory changes, administrative pronouncements, or judicial decisions. Any such change, which could be prospective, retrospective or retroactive, could affect the validity of the conclusions herein.

The United States government is discussing, and other countries’ governments may, discuss increased corporate taxation including the possibility of taxing profits generated by the Company outside the country of taxation. Increased corporate taxation could have a material adverse effect on the Company’s business, results of operations and financial condition.

As at December 31, 2012 and 2011, for various years, the Company has disputed and potentially disputable tax liabilities of $68.46 million and $59.66 million, respectively. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $24.94 million and $18.41 million and the corresponding interest of $1.39 and $0.06 million for the years ended December 31, 2012 and 2011, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, including reviews by the external tax consultants/counsels, for ensuring the adequacy of the corresponding provision for tax liabilities and appropriate provisions are made.

The Company has paid income taxes of $20.58 million and $18.24 million against the liabilities for unrecognized tax benefits of $24.94 million and $18.41 million, as at December 31, 2012 and 2011, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

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

Revenues from customers outside North America represented approximately 7.6% of the Company’s revenues for the year ended December 31, 2012.The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on a time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 39%, 39% and 46% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2012, approximately 80% of the Company’s billable workforce was in India, and the Company anticipates that this percentage will increase over time. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

A significant element of the Company’s business strategy is to continue to develop and expand offshore Global Development Centers in India. Changes in the political or regulatory climate of India, including the following, could have a material adverse effect on the Company’s business, results of operations and financial condition:

•

Political climate — In the past, India has experienced inflation and shortages of foreign currency and has been subject to civil and political unrest. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India.

•

Changes in liberalization policies of the government — The Indian government is involved in, and exerts influence over, its economy. In the recent past, the Indian government has provided tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited the Company including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

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

The Company expenses stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2012, the Company recorded $3.7 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company’s ability to repatriate earnings from its foreign operations.

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 16.223% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. As of December 31, 2012, the estimated dividend distribution taxes and United States corporate taxes that would be due upon repatriation of accumulated earnings from the Company’s operations in India was approximately $183.9 million. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2012, the Company accrued taxes of approximately $183.9 million.

Environmental regulations to which the Company is subject could increase its costs and liabilities, reduce its profits or limit its ability to run its business.

The Company’s operations and the properties it owns and develops (primarily located in India) are subject to environmental laws and regulations, including requirements addressing: health and safety; the use, management and disposal of hazardous substances and wastes; discharges of waste materials into the environment, such as refuse or sewage; and air emissions. Complying with these laws and regulations, or addressing violations arising under them, could result in environmental costs and liabilities, reduce the Company’s profits or limit its ability to run its business. Existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality, or other environmental and health concerns may be adopted or become applicable to the Company. The identification of areas of contamination, changes in cleanup requirements, or the adoption of new requirements governing the Company’s operations could have a material adverse effect on the Company’s results or operations, financial condition and business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Irving, Texas; New

York, New York; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; London, UK; Toronto Canada; Stuttgart and Munich, Germany. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland; Sydney, Australia and Hong Kong.

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

The remaining land adjacent to Phase 1 of the campus has been designated as a Special Economic Zone (SEZ) by the Government of India. The Company has completed construction of two office buildings in the SEZ area with more than 2,000 seats.

In addition, Syntel leases two facilities in Pune, India consisting of approximately 97,163 square feet.

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 8,300 seats. Syntel leases approximately 302,319 square feet of office space in Mumbai, India, under thirteen leases expiring ranging from January 31, 2013 to June 24, 2017. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

To facilitate its KPO operations, Syntel has leased 331,803 square feet of office space in Mumbai, India under six leases expiring on dates ranging between February 29, 2016 to June 24, 2017.

Syntel has two leased facilities in Chennai with a total capacity of nearly 1,400 seats. Syntel leases approximately 107,145 square feet of office space in Chennai, India, under two leases expiring on dates ranging from September 1, 2013 to March 31, 2016, all subject to the Company’s option to renew for additional periods.

The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the Government of India. In Phase 1, the Company is constructing 0.7 million square feet of space. Phase 1 consists of three Software Development Blocks, each with a capacity of 1,700 seats, a Food Court with a 1,000 seat capacity, a Training Block with a 900 seat capacity, a Welcome Block and a Utility Block.

The first software development block along with the training block, welcome block, utility block and cafeteria commenced operations in August 2010. The second software development block commenced operations in the fourth quarter of 2011. The third software development block is being fitted out and is expected to commence operations in 2013.

Syntel leases approximately 11,800 square feet of office space in Gurgaon, India under two leases expiring February 9, 2015 and February 9, 2016.

Syntel acquired 100 acres of land that is classified as a SEZ in Gangikondan Village, Tirunelveli District, Tamilnadu, India. The Company plans to start Phase 1 of the site’s development consisting of the construction of a 200,000 square feet facility in 2013 with a plan to start operations in 2015.

The Company believes that its infrastructure in Mumbai, Pune, Gurgaon and Chennai is adequate for meeting its short-term requirements. Planned capacity additions in these cities will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in metropolitan areas of varying sizes to meet its growth objectives.

ITEM 3.	LEGAL PROCEEDINGS

While the Company is a party to ordinary routine litigation incidental to the business, the Company is not currently a party to any material legal proceeding or governmental investigation. In the opinion of our management, the outcome of such litigation, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly periods in 2011 and 2012.

Period	High	Low
First Quarter, 2011	$59.600	$48.490
Second Quarter, 2011	59.120	50.000
Third Quarter, 2011	61.180	38.990
Fourth Quarter, 2011	51.180	42.750

First Quarter, 2012	57.700	44.370
Second Quarter, 2012	63.480	52.690
Third Quarter, 2012	64.630	55.490
Fourth Quarter, 2012	65.190	52.520

(b) There were approximately 183 shareholders of record and 14,100 beneficial holders on February 13, 2013.

(c) The Board of Directors has declared a quarterly dividend of $0.06 per share during each quarter of the Company’s last two fiscal years. In addition, on December 7, 2012 the Board of Directors declared a special cash dividend of $2.25 per share, payable on December 28, 2012 to Syntel shareholders of record at the close of business on December 18, 2012. The Company paid total cash dividends of $ 2.55 and $ 0.24 per share for the years ended December 31, 2012 and 2011, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2007 through December 31, 2012, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Syntel, Inc.	$100.00	$61.32	$99.54	$126.42	$122.37	$146.21
S&P 500 Stock Index	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
Peer Group Index	$100.00	$72.99	$126.34	$151.27	$160.12	$170.56

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	2012	2011	2010	2009	2008
STATEMENT OF INCOME DATA
Net revenues	$723,903	$642,404	$532,133	$419,006	$410,426
Cost of revenues	408,919	395,455	320,042	215,154	231,729

Gross profit	314,984	246,949	212,091	203,852	178,697
Selling, general and administrative expenses	103,044	108,721	91,556	78,463	80,347

Income from operations	211,940	138,228	120,535	125,389	98,350
Other income, principally interest	27,988	16,208	13,126	10,059	2,031

Income before income taxes	239,928	154,436	133,661	135,448	100,381
Income tax provision	54,385	31,580	20,068	16,953	13,700

Net income	$185,543	$122,856	$113,593	$118,495	$86,681

Earnings per share, diluted	$4.44	$2.94	$2.73	$2.86	$2.10
Weighted average shares outstanding, diluted	41,793	41,717	41,611	41,491	41,340
Cash dividends declared per common share	$2.49	$0.24	$0.74	$0.24	$0.74

	AS OF DECEMBER 31,
	2012	2011	2010	2009	2008
	($ in thousands)
BALANCE SHEET DATA
Working capital	$422,455	$366,421	$329,913	$224,092	$144,379
Total assets	725,836	597,248	546,117	412,622	295,571
Total shareholders’ equity	565,670	493,189	451,470	350,038	226,830
OTHER DATA
Billable headcount in U.S.	2,758	2,460	2,243	1,777	1,433
Billable headcount in India	11,997	11,166	9,302	7,368	6,963
Billable headcount at other locations	163	154	165	83	113

Total billable headcount	14,918	13,780	11,710	9,228	8,509

The tax rate for the year ended December 31, 2012 was impacted by a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the completion of certain tax Appeals. Without the above, the effective tax rate for the year ended December 31, 2012 was 22.8%.

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company had provided $1.3 million, out of which $0.8 million relate to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

We believe the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2012, 2011 and 2010, revenues from time-and-materials contracts constituted 61%, 61% and 54%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2012, 2011 and 2010, revenues from fixed-price application management maintenance and support engagements constituted 27%, 25% and 35%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2012, 2011 and 2010, revenues from fixed-price application development and integration contracts constituted 12%, 14% and 11%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2012 and 2011, the allowance for doubtful accounts was $2.2 million and $2.4 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs, and other known factors.

Income Taxes-Estimates of Effective Tax Rates and Reserves for Tax Contingencies. The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates.

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

During 2012, the Company had a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on completion of certain Appeals. These revisions in the above estimates during 2012 had no impact on the basic and diluted earnings per share for the year ended December 31, 2012.

During 2011, the Company had a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. These revisions in the above estimates during 2011 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2011 by $0.10 per share.

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

Accruals for Legal Expenses and Exposures.

The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. The accrual related to litigation at December 31, 2012 and 2011 was zero.

The Company is in litigation with one former customer regarding IT services performed. The contract with the former customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the former customer has retained, amounting to approximately $0.3 million. The Company believes it has meritorious defenses against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

OVERVIEW

Syntel is a worldwide provider of IT and Knowledge Process Outsourcing services to global 2000 companies. The Company’s service offerings include Applications Outsourcing, consisting of outsourcing services for ongoing management, development and maintenance of business applications; KPO, consisting of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing; e-Business, consisting of strategic advanced technology services in the CRM, Data Warehousing, EAI, ERP and Web solutions; and TeamSourcing consisting of professional IT consulting services.

The Company’s revenues are generated from professional services fees provided through four segments, Applications Outsourcing, KPO, e-Business and TeamSourcing. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and KPO services, which the Company believes have higher growth and gross margin potential.

The following table outlines the revenue mix for the years ended December 31, 2012, 2011 and 2010:

	Percent of Total Revenues
	2012	2011	2010
Applications Outsourcing	75%	75%	76%
KPO	15	15	15
e-Business	8	8	7
TeamSourcing	2	2	2

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2012, 2011 and 2010, revenues from fixed-price development contracts constituted 12%, 14% and 11%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to on-site, off-site and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2012, 2011 and 2010, fixed-price revenues from development and maintenance activity comprised approximately 49%, 50% and 56% of total Applications Outsourcing revenues, respectively.

On KPO engagements, services are provided at our offshore facilities, which gives the benefit of lower cost to the customer. KPO revenues are generally recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2012, 2011 and 2010, the revenue from KPO engagements comprised approximately 15% of total revenues.

Historically, most e-Business engagements were billed on a time-and-materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, fixed-price revenues from development and maintenance activity comprised approximately 18%, 15% and 30% of total e-Business revenues, respectively. On TeamSourcing engagements, Syntel’s professional services typically are provided at the customer’s site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed. As indicated in the above table, the Company’s dependence on TeamSourcing engagements has decreased and is expected to continue to decrease as a percentage of the total revenue base as the Company consciously refocuses its sales efforts and migrates resources to Applications Outsourcing and KPO engagements.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2012, approximately 10% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 78%, 77% and 75% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010, there were two customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2012, 2011 and 2010 was American Express, contributing approximately 27%, 27% and 24%, respectively, of total consolidated revenues. For the years 2012, 2011 and 2010, the Company’s second largest customer, State Street Bank also contributed 17%, 17% and 16%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES
	YEAR ENDED DECEMBER 31,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	56.5	61.6	60.1

Gross profit	43.5	38.4	39.9
Selling, general and administrative expenses	14.2	16.9	17.2

Income from operations	29.3%	21.5%	22.7%

Below is selected segment financial data for the years ended December 31, 2012, 2011 and 2010. The Company does not allocate assets to operating segments:

	2012	2011	2010
	(In Thousands)
Net revenues:
Applications Outsourcing	$544,694	$478,927	$402,526
KPO	110,455	97,777	79,589
e-Business	54,397	52,854	38,006
TeamSourcing	14,357	12,846	12,012

	723,903	642,404	532,133
Gross profit:
Applications Outsourcing	217,732	164,812	141,168
KPO	68,756	57,291	50,579
e-Business	22,504	19,899	14,441
TeamSourcing	5,992	4,947	5,903

	314,984	246,949	212,091
Gross profit %:
Applications Outsourcing	40.0%	34.4%	35.1%
KPO	62.2%	58.6%	63.6%
e-Business	41.4%	37.6%	38.0%
TeamSourcing	41.7%	38.5%	49.1%

	43.5%	38.4%	39.9%
Selling, general and administrative expenses	$103,044	$108,721	$91,556

Income from operations	$211,940	$138,228	$120,535

COMPARISON OF YEARS ENDED DECEMBER 31, 2012 AND 2011.

Revenues. Net revenues increased to $723.9 million in 2012 from $642.4 million in 2011, representing a 13% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2012, increased 8% to 14,918 employees as compared to 13,780 employees as of December 31, 2011. As of December 31, 2012, the Company had approximately 80% of its billable workforce in India as compared to 81% as of December 31, 2011. The top five customers accounted for 64% of the Company’s total revenues in 2012, up from 63% of the total revenues in 2011. Moreover, the top 10 customers accounted for 78% and 77% of the Company’s total revenues in the year 2012 and 2011.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable professionals in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 56.5% of total revenues in 2012, from 61.6% in 2011. The 5.1% decrease in cost of revenues, as a percent of revenues in 2012, as compared to 2011, was attributable primarily to an increase in revenue and rupee depreciation, partially offset by increases in headcount, salary increments for employees, and benefits, travel cost and immigration expenses. Salary increments are discretionary and determined by management.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $478.9 million, or 75% of total consolidated revenues in 2011, to $544.7 million, or 75% of total consolidated revenues in 2012. The $65.8 million increase is attributable principally to revenue from new engagements contributing $297.9 million, partially offset by a net decrease in revenues from existing projects by $73.4 million and by $158.7 million in lost revenues as a result of project completions.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues decreased to 60% of Applications Outsourcing revenues in 2012, from 65.6% in 2011. The 5.6% decrease in cost of revenues as a percent of Application Outsourcing revenues was attributable primarily to an increase in revenue and rupee depreciation, partially offset by increases in headcount, salary increments for employees, and benefits, travel cost and immigration expenses.

KPO REVENUES. Revenues from this segment were $110.5 million or 15% of total consolidated revenues for 2012 compared to $97.8 million or 15% of total consolidated revenues for 2011. The $12.7 million increase is attributable principally to revenue from new engagements contributing $7.8 million and net increase in revenues from existing projects by $6.2 million, partially offset by $1.3 million in lost revenues as a result of project completion.

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

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2012 decreased to 37.8% of the segment’s revenues from 41.4% for 2011. The 3.6% decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to an increase in revenue and rupee depreciation partially offset by decreases in headcount and salary increments.

e-BUSINESS REVENUES. e-Business revenues increased from $52.9 million in 2011, or 8% of total consolidated revenues, to $54.4 million in 2012, or 8% of total consolidated revenues. The $1.5 million increase is attributable principally to revenue from new engagements contributing $16.2 million, partially offset by a net decrease in revenues from existing projects by $5.2 million and by $9.5 million in lost revenues as a result of project completions.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues decreased to 58.6% of e-Business revenues in 2012, from 62.4% in 2011, a decrease of 3.8%. This 3.8% decrease in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to a decrease in revenue and rupee depreciation.

TEAMSOURCING REVENUES. TeamSourcing revenues increased from $12.8 million, or 2% of total consolidated revenues in 2011, to $14.4 million, or 2% of total consolidated revenues in 2012. The $1.6 million increase is principally attributable to revenue from new engagements and increased revenue from SkillBay web portal of $2.9 million and net increase in revenues from existing projects by $0.03 million, partially offset by $1.3 million in lost revenues as a result of project completion.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues decreased to 58.3% of TeamSourcing revenues in 2012, from 61.5% in 2011. The 3.2% decrease in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to decreases in salary compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general and administrative costs for the year ended December 31, 2012 were $103.0 million or 14.2% of total revenues, compared to $108.7 million or 16.9% of total revenues for the year ended December 31, 2011.

Selling, general and administrative costs for the year ended December 31, 2012 were impacted by an increase in revenue of $81.5 million, resulting in a 1.8% decrease in selling, general and administrative expenses as a percentage of total revenue.

The decrease in selling, general and administrative expenses is primarily due to a decrease in compensation of $1.2 million, decreased facility related costs of $1.5 million, decreased net corporate expenses of $3.2 million, decrease in travel cost of $0.6 million, training and recruiting expenses of $0.4 million and other decrease of $0.3 million (partially due to a one time expense of $12.1 million incurred during the year ended December 31, 2011 to resolve all claims brought as part of an arbitration proceeding with a former client) and is partially offset by foreign exchange gain of $7.4 million and other increases in cost of $1.5 million, increases in benefits of $0.6 million, contract services by $0.2 million, voice and data communication expenses by $0.4 million and other costs by $0.3 million.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2012 was $28.0 million or 3.9% of total revenues, compared to $16.2 million or 2.5% of total revenues for the year ended December 31, 2011. The increase in other income of $11.8 million was primarily attributable to increase in interest income of $7.1 million, decrease in loss on forward contracts of $2.1 million, interest on IT refunds of $1.2 million, profits on the sale of assets of $1.0 million and gains on the sale of mutual funds of $0.4 million.

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

Insurance; Telecom; Automotive; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2011, increased 18% to 13,780 employees as compared to 11,710 employees as of December 31, 2010. As of December 31, 2011, the Company had approximately 81% of its billable workforce in India as compared to 79% as of December 31, 2010. The top five customers accounted for 63% of the Company’s total revenues in 2011, up from 60% of the total revenues in 2010. Moreover, the top 10 customers accounted for 77% and 75% of the Company’s total revenues in the years 2011 and 2010.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable professionals in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 61.6% of total revenues in 2011, from 60.1% in 2010. The 1.5% increase in cost of revenues, as a percent of revenues in 2011, as compared to 2010, was attributable primarily to increases in headcount, salary increments for employees, benefits, travel cost and immigration expenses, partially offset by increase in revenue and rupee depreciation. Salary increments are discretionary and determined by management.

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

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. Applications Outsourcing cost of revenues increased to 65.6% of Applications Outsourcing revenues in 2011, from 64.9% in 2010. The 0.7% increase in cost of revenues as a percent of Application Outsourcing revenues was attributable primarily to increases in headcount, coupled with offshore and onsite increments, bonus provision, travel and relocation, partially offset by decreases in contract services and rupee depreciation.

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

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2011 increased to 41.4% of the segment’s revenues from 36.4% for 2010. The 5.0% increase in cost of revenues, as a percent of total KPO revenues, was attributable primarily to increases in headcount and salary increments.

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

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. e-Business cost of revenues increased to 62.4% of e-Business revenues in 2011, from 62.0% in 2010, an increase of 0.4%. This 0.4% increase in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to increases in headcount coupled with salary increments, partially offset by rupee depreciation.

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

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees, and trainee compensation. TeamSourcing cost of revenues increased to 61.5% of TeamSourcing revenues in 2011, from 50.9% in 2010. The 10.6% increase in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to increases in headcount.

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

Selling, general and administrative costs for the year ended December 31, 2011 were impacted by an increase in revenue of $110.3 million resulting in a 3.5% decrease in selling, general and administrative expenses as a percentage of total revenue.

The stated increase in dollar term is primarily due to an increase in compensation and benefits of $4.9 million primarily driven by headcount and increments, facility related costs of $9.4 million and corporate expenses of net $4.7 million; inclusive of a one time expense of net $12.1 million incurred during the year ended December 31, 2011 to resolve all claims brought as part of an arbitration proceeding with a former client; other increase of $3.3 million; partially offset by foreign exchange gain of $10.7 million. The above increases are partially offset by decreases in training and recruiting expenses of $0.3 million, contract services by $0.4 million, marketing expenses by $0.6 million and other costs by $0.6 million.

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

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2011 and ended December 31, 2012. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As at December 31, 2012, the total cash and cash equivalent and short term investment balance was $421.3 million. Out of the above, an amount of $368.3 million was held by Indian subsidiaries which was comprised of an amount of $38.9 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $188.7 million, $109.1 million and $114.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The number of days sales outstanding in accounts receivable was approximately 47 days, 49 days and 50 days as of December 31, 2012, 2011 and 2010, respectively.

Net cash used in investing activities was $145.1 million for the year ended December 31, 2012. During 2012, the Company invested $547.8 million to purchase short-term investments and $32.3 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from the sale or maturity of short-term investments of $433.5 million and proceeds from the sale of assets of $1.5 million.

Net cash used in investing activities was $79.6 million for the year ended December 31, 2011. During 2011, the Company invested $420.0 million to purchase short-term investments and $38.2 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from the sale or maturity of short-term investments of $378.6 million.

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

Net cash used in financing activities in 2012 was $55.6 million and was principally applied to the dividend distribution of $106.2 million, partially offset by proceeds from loans and borrowing of $50.0 million and issuance of shares under stock option of $0.5 million.

Net cash used in financing activities in 2011 was $10.0 million and was principally applied to the dividend distribution of $10.0 million.

Net cash used in financing activities in 2010 was $29.6 million and was principally applied to the dividend distribution of $30.7 million, partially offset by proceeds from the issuance of shares under stock option of $1.1 million.

The Company has a line of credit with JPMorgan Chase Bank NA, which provides for borrowings up to $50.0 million and expires on December 31, 2013. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate of 1.71 % at December 31, 2012.

Syntel, Inc., Syntel Consulting, Inc. and SkillBay LLC (the “Grantors”) have granted to the Bank a continuing security interest in all property of the Grantors specifically excluding all stock of any Syntel foreign subsidiary and all assets owned directly by any Syntel foreign subsidiary.

And with the interest rate charged on the line of credit being variable, the fair value of the line of credit would approximate its reported value as of Dec 31, 2012, as it would reflect the current market value.

During the year ended December 31, 2012, Syntel utilized the Line of credit of $50.0 million, on which, interest of $0.03 million has been accrued as of Dec 31, 2012 and the total outstanding amount was $50.03 million, as of Dec 31, 2012.

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months. The Line of Credit requires compliance with certain financial ratios and covenants. As of December 31, 2012, the Company was in compliance with all debt covenants.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2012:

	( $ ‘000)
Contractual Obligation	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	463	226	226	11	—
Operating Leases	38,482	8,778	15,364	7,227	7,113
Purchase Obligations	13,862	13,862	—	—	—

Total	52,807	22,866	15,590	7,238	7,113

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

Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai have completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the stated units would only be eligible for tax exemption which expires on March 31, 2013. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai. Further, one SEZ units located at Chennai have completed their first five years of 100% exemption as on March 31, 2012.

Syntel KPO units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011. During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the three months ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai.

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

The benefit of the tax Holiday under Indian Income Tax was $24.6 million

$19.1 million and $25.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2012, the Company accrued taxes of approximately $183.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2012	2011
Balance as at January 1	$18.41	$19.71
Additions based on tax positions relate to the current year	7.37	5.81
Reductions for tax positions of prior years	(0.24)	(3.46)
Foreign currency translation effect	(0.60)	(3.65)

Balance as at December 31	$24.94	$18.41
Income taxes Paid, see below	(20.58)	(18.24)

Amounts, net of Income taxes Paid	$4.36	$0.17

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $20.58 million and $18.24 million against the liabilities for unrecognized tax benefits of $24.94 million and $18.41 million, as at December 31, 2012 and 2011, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2012 and December 31, 2011, the Company recognized a tax charge towards interest of approximately $1.46 million and $0.0 million. Furthermore, during the years ended December 31, 2010, the Company reversed $0.33 million towards interest previously accrued.

The Company had accrued approximately $1.40 million and $0.06 million for interest and penalties as of December 31, 2012 and December 31, 2011, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.6 million and potential tax disputes of $3.2 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2009 and for State tax examinations for years before 2008. During 2012, the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2010. The examination is ongoing.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2007-08 pending at various levels of tax authorities. Financial year 2008-09 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2005-06 and onwards.

During the years ended December 31, 2012, 2011, and 2010, the effective income tax rate was 22.7%, 20.4% and 15.0%, respectively.

The tax rate for the year ended December 31, 2012 was impacted by a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the completion of certain tax Appeals. Without the above, the effective tax rate for the year ended December 31, 2012 was 22.8%.

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. $2.6 million of $3.5 million was related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

The tax rate for the year ended December 31, 2010 was impacted by a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back losses of $0.2 million. Without the above, the effective tax rate for the year ended December 31, 2010 would have been 16.6%.

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $1.65 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.85 million.

Syntel Limited received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT(A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98, and 2000-01. The contention of Syntel Limited was partially upheld by the CIT(A). Syntel Limited has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT(A). Syntel Limited received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel Limited has also not provided for disputed Indian income tax liabilities aggregating to $4.94 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.80 million provided for uncertain income tax positions, against which Syntel Limited has filed appeals with the CIT(A). Syntel Limited has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited has been partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by the CIT(A). Syntel Limited and the Income Tax Department appeals which were re-fixed for hearing before the ITAT on February 20, 2013 have been adjourned and are now fixed on March 14, 2013. Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel Limited was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax Department’s appeal was rejected by the ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel Limited and the Income Tax Department did not appeal. Accordingly, Syntel Limited reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax Department has filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department

Appeal. The Income Tax Department has filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position, and Syntel Limited filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the
CIT(A). The Income Tax Department appeal is fixed for hearing before ITAT on June 10, 2013. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position and Syntel Limited filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel Limited’s contentions. Syntel Limited has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). Syntel Limited and Income Tax Department appeal is fixed for hearing before ITAT on July 24, 2013. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel Limited in respect to particular tax position and Syntel Limited has filed an appeal with the CIT(A). During the three months ended September 30, 2012, the Syntel Limited received an order for appeal filed with CIT(A) that upholds Syntel Limited’s contentions. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The appeal is scheduled for hearing on January 15, 2014.

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is fixed for hearing before ITAT on April 8, 2013. For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT(A). During the three months ended September 30, 2012, SIPL has received order for appeal filed with
CIT(A), and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT(A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT(A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is fixed for hearing before ITAT on January 15, 2014.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

SERVICE TAX AUDIT

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai; the scope of the audit was to review transactions covered under the Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating the audit objections raised by the officer of the audit team. Most of the observations are pertaining to the service tax and are for an amount of $3.85 million. Syntel Limited has filed a reply to said notice and further information.

Further to our reply and information filed earlier, Syntel Limited has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.85 million.

Syntel Limited has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel Limited. The Company believes that, Syntel Limited will be in a position to defend the objections raised, and therefore no provision has been made in the books.

A Syntel KPO entity, State Street Syntel Service Pvt. Ltd., regularly files quarterly refund applications and claims tax refunds of unutilized input of service tax on account of export of services. During the three months ended September 30, 2012 the Company has received orders for the rejection of a service tax refund for the period April–September 2011 of $0.50 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. In view of the aforementioned order, the disputed and potentially disputed service tax refund amount is $5.30 million. The Company’s tax consultant is of the view that the aforementioned orders are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Accordingly, no provision has been made in the Company’s books

Syntel International Pvt. Ltd. regularly files service tax returns and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $2.23 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $ 4.3 million. Interest @18% p.a. is also payable up to the date of payment of the demand. The Company is in process of filing an appeal against the said order and also an application for stay of demand. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand and that the order passed by the tax department will be quashed. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As at December 31, 2012 the Company has recorded a local tax liability of approximately $4.3M equaling to $2.7M net of tax, relating to local taxes including employer withholding taxes, employer payroll taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Pursuant to the changes in the Indian income tax laws, Minimum Alternate Tax (MAT) has been extended to income in respect of which deduction is claimed under section 10A and section 10AA; consequently, the Company has calculated the tax liability for current domestic taxes after considering MAT. The excess tax paid under MAT provisions over and above normal tax liability can be carried forward and set-off against future tax liabilities computed under normal tax provisions. The MAT Credits can be carried forward for a period of 10 years and can be utilized against the taxes payable as per provisions of the Indian Income Tax Act. The MAT Credits as on December 31, 2012 of $16.82 million shall expire as follows:

Year of Expiry Of MAT Credit	(in millions)
2017-18	$0.24
2018-19	0.33
2019-20	4.15
2020-21	6.00
2021-22	0.96
2022-23	5.14
$16.82

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards set forth under Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

	(in thousands)
	December 31,	December 31,
ASSETS	2012	2011
Cash and cash equivalents	$94,622	$104,628
Short-term investments	326,653	215,798

Total	$421,275	$320,426

As at December 31, 2012, the total cash and cash equivalent and short term investment balance was $421.3 million. Out of the above, an amount of $368.3 million was held by Indian subsidiaries which was comprised of an amount of $38.9 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

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

The rupee depreciation has also resulted in foreign currency translation adjustments of $11.9 million during the year ended December 31, 2012, which has been reported as Other Comprehensive Loss. During the year ended December 31, 2012, the Indian rupee has depreciated against the U.S. dollar, by average, 14.0% as compared to the year ended December 31, 2011. This rupee depreciation positively impacted the Company’s gross margin by 361 basis points, operating income by 521 basis points and net income by 504 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 46.9% and 79.2% of the expenses, respectively.

As at December 31, 2012, the Indian rupee has depreciated against the U.S. dollar, 2.9% as compared to the rate at December 31, 2011. This rupee depreciation has adversely impacted the shareholders equity by approximately $13.7 million as of December 31, 2012.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to foreign currency rate fluctuations, the Company entered into foreign exchange forward contracts during the year ended December 31, 2012, but these contracts do not have a material impact on the consolidated financial statements.

During the year ended December 31, 2012, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material.

No forward contracts are outstanding as on December 31 2012. Net losses on foreign exchange forward and options contracts included under the heading ‘Other Income’ in the Statement of Income amounted to $2.8 million loss for the year ended December 31, 2012.

Based upon a sensitivity analysis of the aggregated contracted principal amounts of our foreign exchange forward contracts outstanding at December 31, 2011, a 10.0% change in the Indian foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $0.2 million. As at December 31, 2012, no foreign exchange forward contracts were outstanding.

The Company manages exposure to market risk by investing in high-quality Indian Mutual Funds, by adhering to policies that limit the amount of credit exposure to any one issuer, by avoiding use of any derivative financial instruments, by entering into foreign exchange forward contracts and option contracts with only financially sound banks that have passed Syntel internal review to hedge no more than 100% of the Company’s India based entity revenue, and by generally, limiting foreign exchange forward contracts and option contracts to maturities of one to six months. The Company also specifically discloses any net gain or loss on contracts, which are not designated as hedges, under the heading of “Other Income” in the Statement of Income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 70 of this Report and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2012 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

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

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information – Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 4, 2013 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	—	—	4,917,623
Equity compensation plans not approved by shareholders	—	—	—
TOTAL	—	—	4,917,623

**	Includes 4,199,984 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,639 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of

Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. During 2012, the Company approved the sale of an apartment in Mumbai, India by Syntel Limited to the Company’s Chief Executive Officer, Prashant Ranade. The Company received two independent appraisals of the fair market value of the apartment and Mr. Ranade paid to the Company the average of those two appraisals, US$1.1 million, as the purchase price for the apartment. There were no other related person transactions in 2012.

The information set forth under the section entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2012, 2011 and 2010, and all the quarters of 2012, 2011 and 2010. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$410,104	$389,372
Audit - Related Fees	13,195	13,370
Tax Fees	—	—
All Other Fees	12,000	2,500

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management’s assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on matters related to the review of the SEC comment letters.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2012 and 2011 as required by the Sarbanes-Oxley Act of 2002.

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

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 70 of this Report, which is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement.

10.5*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.6*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.18*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh.

10.19	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.**

10.20	Note Modification Agreement, dated December 7, 2012, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 7, 2012, and incorporated herein by reference.

10.21	Continuing Security Agreement, dated December 7, 2012, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 7, 2012, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Link base

101.DEF	XBRL Taxonomy Extension Definition Link base

101.LAB	XBRL Taxonomy Extension Label Link base

101.PRE	XBRL Taxonomy Extension Presentation Link base

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Prashant Ranade
Prashant Ranade
Dated: February 28, 2013	Chief Executive Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Bharat Desai Bharat Desai	Chairman and Director (principal executive officer)	February 28, 2013

/S/ Prashant Ranade Prashant Ranade	Chief Executive Officer, President and Director	February 28, 2013

/S/ Arvind Godbole Arvind Godbole	Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)	February 28, 2013

/S/ Neerja Sethi Neerja Sethi	Director	February 28, 2013

/S/ Paritosh K. Choksi Paritosh K. Choksi	Director	February 28, 2013

/S/ George Mrkonic George Mrkonic	Director	February 28, 2013

/S/ Thomas Doke Thomas Doke	Director	February 28, 2013

/S/ Rajesh Mashruwala Rajesh Mashruwala	Director	February 28, 2013

Index to Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 28, 2013

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$94,622	$104,628
Short-term investments	326,653	215,798
Accounts receivable, net of allowance for doubtful accounts of $2,168 and $2,407 at December 31, 2012 and 2011, respectively	86,004	88,573
Revenue earned in excess of billings	11,875	5,131
Deferred income taxes and other current assets	51,736	46,353

Total current assets	570,890	460,483
Property and equipment	204,151	179,576
Less accumulated depreciation and amortization	85,033	73,574

Property and equipment, net	119,118	106,002
Goodwill	906	906
Non current term deposits with banks	14	130
Deferred income taxes and other non current assets	34,908	29,727

Total assets	$725,836	$597,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,306	$12,299
Accrued payroll and related costs	49,889	45,949
Income taxes payable	8,873	3,080
Accrued liabilities	23,644	20,309
Deferred revenue	4,694	9,692
Loans and borrowings	50,029	—
Dividends payable	—	2,733

Total current liabilities	148,435	94,062
Other non current liabilities	11,731	9,997

TOTAL LIABILITIES	160,166	104,059
SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,659,778 and 41,571,338 shares issued and outstanding at December 31, 2012 and 2011, respectively	1	1
Restricted stock, 260,859 and 243,440 shares issued and outstanding at December 31, 2012 and 2011, respectively	18,062	13,692
Additional paid-in capital	67,422	67,422
Accumulated other comprehensive (loss)	(86,133)	(72,434)
Retained earnings	566,318	484,508

Total shareholders’ equity	565,670	493,189

Total liabilities and shareholders’ equity	$725,836	$597,248

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenues	$723,903	$642,404	$532,133
Cost of revenues	408,919	395,455	320,042

Gross profit	314,984	246,949	212,091
Selling, general and administrative expenses	103,044	108,721	91,556

Income from operations	211,940	138,228	120,535
Other income, principally interest, net	27,988	16,208	13,126

Income before provision for income taxes	239,928	154,436	133,661
Income tax expense	54,385	31,580	20,068

Net income	$185,543	$122,856	$113,593
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(11,910)	(69,832)	13,875
Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	(1,558)	(4,077)	1,723
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	916	158	596
Reclassification adjustment for gains included in net income	(269)	(448)	(219)

	647	(290)	377
Defined benefit pension plans:
Net Profit (loss) arising during period	(1,051)	437	(637)
Amortization of prior service cost included in net periodic pension cost	32	37	0

	(1,019)	474	(637)

Other comprehensive income (loss), before tax	(13,840)	(73,725)	15,338
Income tax expenses related to other comprehensive income (loss)	141	(124)	155

Other comprehensive income (loss), net of tax	(13,699)	(73,849)	15,493

Comprehensive Income	$171,844	$49,007	$129,086

Dividend per share	$2.49	$0.24	$0.74
EARNINGS PER SHARE:
Basic	$4.45	$2.95	$2.74
Diluted	$4.44	$2.94	$2.73
Weighted average common shares outstanding:
Basic	41,697	41,619	41,524
Diluted	41,793	41,717	41,611

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income(Loss)	Equity
Balance, January 1, 2010	41,381	$1	158	$9,042	$66,319	$288,754	$(14,078)	$350,038
Net income						113,593		113,593
Other comprehensive income, net of tax							15,493	15,493
Excess tax benefits on stock-based compensation plans	69				1,101			1,101
Restricted stock activity	48		86	1,966				1,966
Dividends $0.74 per share						(30,721)		(30,721)

Balance, December 31, 2010	41,498	$1	244	$11,008	$67,420	$371,626	$1,415	$451,470

Net income						122,856		122,856
Other comprehensive income, net of tax							(73,849)	(73,849)
Excess tax benefits on stock-based compensation plans	1				2			2
Restricted stock activity	72		(1)	2,684				2,684
Dividends $0.24 per share						(9,974)		(9,974)

Balance, December 31, 2011	41,571	$1	243	$13,692	$67,422	$484,508	$(72,434)	$493,189

Net income						185,543		185,543
Other comprehensive income, net of tax							(13,699)	(13,699)
Excess tax benefits on stock-based compensation plans				645				645
Restricted stock activity	89		18	3,725				3725
Dividends $2.49 per share						(103,733)		(103,733)

Balance, December 31, 2012	41,660	$1	261	$18,062	$67,422	$566,318	$(86,133)	$565,670

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$185,543	$122,856	$113,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,445	16,880	14,413
Provision for doubtful debts / advances	1,101	97	65
Realized gains on sales of short-term investments	(3,012)	(2,539)	(1,349)
Deferred income taxes	(1,343)	(4,613)	(8,287)
Compensation expense related to restricted stock	3,725	2,684	1,938
Uncertain tax positions and other tax credits	0	(3,948)	(1,284)
Gain on sale of property and equipment	(977)	0	0
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(10,065)	(40,907)	(20,286)
Other current assets	(15,751)	(9,183)	(11,844)
Accrued payroll and other liabilities	19,742	27,399	23,224
Deferred revenues	(4,720)	326	3,829

Net cash provided by operating activities	188,688	109,052	114,012

Cash flows from investing activities:
Property and equipment expenditures	(32,255)	(38,232)	(22,546)
Proceeds from sale of property and equipment	1,445	0	0
Purchases of mutual funds	(270,685)	(213,829)	(292,745)
Purchases of term deposits with banks	(277,116)	(206,201)	(248,454)
Proceeds from sales of mutual funds	238,604	219,032	289,247
Maturities of term deposits with banks	194,873	159,566	181,007

Net cash used in investing activities	(145,134)	(79,664)	(93,491)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	2	947
Excess tax benefits on stock-based compensation plans	645	0	152
Proceeds from loans and borrowings	50,000	0	0
Interest on loans and borrowings	29	0	0
Dividends paid	(106,231)	(9,992)	(30,697)

Net cash used in financing activities	(55,557)	(9,990)	(29,598)

Effect of foreign currency exchange rate changes on cash	1,997	6,725	(241)

Change in cash and cash equivalents	(10,006)	26,123	(9,317)
Cash and cash equivalents, beginning of year	104,628	78,505	87,822

Cash and cash equivalents, end of year	$94,622	$104,628	$78,505

Non cash investing and financing activities
Cash dividends declared but unpaid	$—	$2,494	$2,490
Supplemental disclosures of cash flow information
Cash paid for income taxes	$48,596	$28,610	$19,403

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

Through Applications Outsourcing, the Company provides higher-value outsourcing services for ongoing management, development and maintenance of customers’ business applications. In most Application Outsourcing engagements, the Company assumes responsibility for the management of customer development and support functions. These services may be provided on either a time-and-materials basis or on a fixed-price basis.

Through KPO, Syntel provides custom outsourced solutions for a customer’s business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes and identifying the right ones for outsourcing.

Through e-Business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, as well as partnership arrangements with leading software firms, to provide installation services to their respective customers. These services may be provided on either a time-and-materials basis or on a fixed-price basis, in which the Company assumes responsibility for management of the engagement.

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

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company;

•	Syntel Europe Limited, a United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“SML”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SML are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions Mauritius Limited, a Mauritius limited liability company formerly known as TriZetto Syntel Services (Mauritius) Limited (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company formerly known as TriZetto Syntel Services (India) Private Limited.

The wholly owned subsidiary of Syntel Europe is:

•	Intellisourcing, SARL, a French limited liability company.

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

During the year ended December 31, 2012, the Company entered into foreign exchange forward contracts with a notional amount of $255.0 million with maturity dates of one to four months. During the year ended December 31, 2012, contracts amounting to $315.0 million expired, resulting in a loss of $4.37 million. The loss for the direct customer related contracts is $2.81 million is recorded as an offset to other income and loss for the inter company related contracts is $1.56 million. As at December 31, 2012, no foreign exchange forward contracts were outstanding. The fair value of the foreign exchange forward contracts was none as at December 31, 2012.

During the year ended December 31, 2012, the Company did not enter into currency option contracts.

During the year ended December 31, 2011, the Company entered into foreign exchange forward contracts with a notional amount of $185.0 million with maturity dates of one to nine months. During the year ended December 31, 2011, contracts amounting to $165.0 million expired, resulting in a loss of $8.95 million. The loss for the direct customer related contracts is $4.89 million, which is recorded as an offset to other income and loss for the inter company related contracts is $4.08 million. At December 31, 2011, foreign exchange forward contracts amounting to $60.0 million were outstanding. The fair value of the foreign exchange forward contracts of $2.6 million is reflected in other current liabilities in the balance sheet of the Company as at December 31, 2011, with a corresponding debit to offset other income.

During the year ended December 31, 2011, the Company did not enter into currency option contracts.

During the year ended December 31, 2010, the Company entered into foreign exchange forward contracts with a notional amount of $165.0 million with maturity dates of one to four months. During the year ended December 31, 2010, contracts amounting to $125.0 million expired, resulting in a gain of $4.2 million. The gain for the direct customer related contracts is $2.5 million is recorded in other income and gain for the inter company related contracts is $1.7 million. At December 31, 2010, foreign exchange forward contracts amounting $ 40.0 million were outstanding. The fair value of the foreign exchange forward contracts at December 31, 2010 is reflected in other current assets, with a corresponding credit to income.

During the year ended December 31, 2010, the Company entered into currency option contracts (During the quarter ended June 30, 2010, the Company entered into currency option contracts with a notional amount of $5.0 million and the same expired on October 31, 2010). There was no gain or loss on currency option contract, as USD-INR was at 44.51 and the contract was not executed by both the parties. (Range of the said contract was Rs. 44.50 (Minimum) to Rs. 46.20 (Maximum)).

Summary information about the forward contracts to sell U.S. Dollars and buy Indian Rupees as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Derivatives designated as net investment hedges:
Notional amounts (in thousands)	$—	$30,000
Weighted exchange rate	—	INR 51.01
Weighted average maturity	n/a months	2 months
Fair values reported in:
Other assets (in thousands)	—	—
Other liabilities (in thousands)	$—	$1,144

The following table presents the net gains income (loss) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending December 31, 2012, 2011 and 2010.

Gains (losses) on derivatives

	2012	2011	2010
	(In thousands)
Gains (losses) recognized in Other Comprehensive Income (Loss)	$(1,558)	$(4,077)	$1,723

Summary information about the derivatives not designated as hedges as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Derivatives not designated as hedges:
Notional amounts (in thousands)	$—	$30,000
Weighted exchange	n/a	INR 51.01
Weighted average maturity	n/a	2 months
Fair values reported in:
Other assets (in thousands)	—	—
Other liabilities (in thousands)	$—	$1,448

The following table presents the net gains (losses) recorded in other income relating to the foreign exchange contracts not designated as hedges for the periods ending December 31, 2012, 2011 and 2010.

Gains (losses) recognized in other income:

	2012	2011	2010
	(In thousands)
Gains (losses) recognized in other income, net	$(2,815)	$(4,886)	$2,463

Accumulated other comprehensive income (loss)

The change in balances of accumulated comprehensive loss for year ended December 31, 2012 is as follows:

	(In thousands)

	Foreign Currency translation adjustments	Losses on net investment- hedge derivatives	Unrealized Gains on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Beginning balance	$(70,157)	$(2,354)	$164	$(87)	$(72,434)
Current Period Change	(11,910)	(1,558)	682	(913)	(13,699)

Ending Balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)

The change in balances of accumulated comprehensive loss for year ended December 31, 2011 is as follows:

(In thousands)

	Foreign Currency translation adjustments	Losses on net investment- hedge derivatives	Unrealized Gains on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Beginning balance	$(325)	$1,723	$419	$(402)	$1,415
Current Period Change	(69,832)	(4,077)	(255)	315	(73,849)

Ending Balance	$(70,157)	$(2,354)	$164	$(87)	$(72,434)

The change in balances of accumulated comprehensive income for year ended December 31, 2010 is as follows:

(In thousands)

	Foreign Currency translation adjustments	Losses on net investment- hedge derivatives	Unrealized Gains on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Beginning balance	$(14,200)	$0	$88	$34	$(14,078)
Current Period Change	13,875	1,723	331	(436)	15,493

Ending Balance	$(325)	$1,723	$419	$(402)	$1,415

Other income

Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the year ended December 31, 2012, 2011 and 2010, the other comprehensive loss amounts to $13.7 million, $73.8 million and other comprehensive income was $15.5 million, respectively, primarily attributable to the foreign currency translation adjustments of $11.9 million, $69.8 million and $13.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Tax on other comprehensive income (loss)

Total (taxes) benefit on Other Comprehensive Income (Loss) for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011	2010
	(In thousands)
(Taxes) benefit on unrealized gains (losses) on securities	$35	$35	$(46)
(Tax) benefit on defined benefit pension plans	106	(159)	201

Total (taxes) benefit on Other Comprehensive Income (Loss)	$141	$(124)	$155

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2012 and December 31, 2011, approximately $29.2 million and $17.6 million, respectively, are held in JPMorgan Chase Bank NA through a sweep account. Term deposits with original maturity of three months or less held with Bank of India were $18.0 million and with Bank of India, Punjab National Bank and ICICI were $43.70 million as at year end December 31, 2012 and 2011, respectively. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $ 266.1 million and $ 190.8 million at December 31, 2012 and 2011, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2012 and 2011 non-current term deposits with banks were at $0.01 million and $0.1 million, respectively.

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:

Years
Office building	30
Computer equipment and software	3
Furniture, fixtures and other equipment	7
Vehicles	3
Leasehold improvements	Shorter of economic life or life of lease
Leasehold land	Shorter of economic life or life of lease

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $14.4 million, $16.9 million and $14.4 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2012 and 2011.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2012 and 2011.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method and potential tax liabilities, bonus accrual and foreign currency translation adjustments. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

During 2012, the Company had a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on completion of certain Appeals. These revisions in the above estimates during 2012 had no impact on the basic and diluted earnings per share for the year ended December 31, 2012.

During 2011, the Company had a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company has updated the profit apportion method in those certain States. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years.

The revisions in the above estimates during 2011 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2011 by $0.10 per share.

During 2010, the Company had a favorable adjustment of $1.28 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the expiration of the statute of limitations related to certain global tax contingencies and completion of certain tax audits. The Company also reversed $0.5 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, the Company also recorded a deferred tax asset of $0.2 million and credit of carry back losses of $0.2 million.

The revisions in the above estimates during 2010 had an after-tax impact of increasing both the basic and diluted earnings per share for the year ended December 31, 2010 by $0.05 per share.

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income(loss) in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2012, 2011 and 2010, foreign exchange gain of $1.3 million and $8.7 million and foreign exchange loss of $2.0 million was included in selling, general and administrative expenses, respectively.

Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding during the applicable period.

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

The gross charge for unutilized earned leave was $4.9 million, $5.6 million and $4.0 million for the years ended December 31, 2012, 2011 and

2010, respectively.

The amounts accrued for unutilized earned leave were $17.9 million and $15.4 million as of December 31, 2012 and 2011, respectively, and are included within accrued payroll and related costs.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08- Intangibles- Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. This Accounting Standards Update simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of Accounting Standards Update 2011-08 did not have any significant impact on the Company’s financial statement.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02- Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. This Accounting Standards Update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08.The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The requirements of this ASU and it’s impact on the Company are being evaluated.

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP). The new amendments will require an organization to: (i) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, (ii) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The requirements of this ASU and it’s impact on the Company is being evaluated.

3. Short-Term Investments

Short-term investments included the following at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Investments in mutual funds at carrying value	$60,546	$25,027
Term deposits with banks	266,107	190,771

Total	$326,653	$215,798

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Cost	$59,598	$24,817	$32,742
Unrealized gain, net	948	210	529

Carrying value	$60,546	$25,027	$33,271

Gross realized gains	$3,012	$2,539	$1,315
Proceeds on sales of mutual funds	238,604	219,032	289,247
Purchases of mutual funds	270,685	213,829	292,745

Information related to investments in term deposits with banks included the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Cost	$266,107	$190,771	$175,424

Maturities of term deposits	$194,873	$159,566	$181,007
Purchases of term deposits	277,116	206,201	248,454

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2012 and 2011 is summarized as follows:

	2012	2011
	(In thousands)
Unbilled revenue for time-and-materials projects	$13,656	$8,640
Unbilled revenue for fixed-price projects, net of discounts	(1,781)	(3,509)

	$11,875	$5,131

Deferred revenue at December 31, 2012 and 2011 is summarized as follows:

	2012	2011
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$3,465	$8,683
Other deferred revenue	1,229	1,009

	$4,694	$9,692

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
	(In thousands)
Balance, beginning of year	$2,407	$3,090	$3,000
Provision	1,014	23	15
Write-offs, net of recoveries	(1,253)	(706)	75

Balance, end of year	$2,168	$2,407	$3,090

6. Property and Equipment

Property and equipment at December 31, 2012 and 2011 is summarized as follows:

	2012	2011
	(In thousands)
Office building	$37,772	$38,799
Computer equipment and software	51,144	48,584
Furniture, fixtures and other equipment	51,860	52,156
Vehicles	1,729	1,507
Leasehold improvements	8,182	8,481
Leasehold land	5,794	5,963
Residential property	884	1,148
Capital advances / work in progress	46,786	22,938

	204,151	179,576
Less accumulated depreciation and amortization	85,033	73,574

	$119,118	$106,002

7. Line of Credit

The Company has a line of credit with JPMorgan Chase Bank NA, which provides for borrowings up to $50.0 million and expires on December 31, 2013. The interest shall be paid to the Bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate of 1.71% at December 31, 2012.

Syntel, Inc., Syntel Consulting, Inc. and SkillBay LLC (the “Grantors”) have granted to the Bank a continuing security interest in all property of the Grantors specifically excluding all stock of any Syntel foreign subsidiary and all assets owned directly by any Syntel foreign subsidiary.

And with the interest rate charged on the line of credit being variable, the fair value of the line of credit would approximate its reported value as of Dec 31, 2012, as it would reflect the current market value.

During the year ended December 31, 2012, Syntel utilized the Line of credit of $50.0 million, on which, interest of $0.03 million has been accrued as of Dec 31, 2012 and the total outstanding amount was $50.03 million, as of Dec 31, 2012. The Line of Credit requires compliance with certain financial ratios and covenants. As of December 31, 2012, the Company was in compliance with all debt covenants.

8. Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2012 are as follows:

(In thousands)
2013	$8,778
2014	8,247
2015	7,117
2016	4,453
2017	2,774
Thereafter	7,113

$38,482

Total rent expense amounted to approximately $9.9 million, $11.1 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital Lease

During the year 2011, the Company acquired leasehold improvements under capital lease. Future minimum annual lease commitments under capital leases as of December 31, 2012 are as follows:

(in thousands)
2013	$226
2014	226
2015	226
2016	11
2017	0

$689
Less: Amount representing interest	103

Present value of minimum lease payments	586
Less: Current installments of obligations under capital leases	178

$408

Leasehold improvements under capital lease amounted to $1.09 million and $1.12 million, recorded under property and equipment, as at December 31, 2012 and December 31, 2011, respectively. Accumulated depreciation on the capital lease amounted to $0.30 million and $0.15 million, as at December 31, 2012 and December 31, 2011, respectively. Depreciation expense under capital lease amounted to approximately $0.16 million for the year ended December 31, 2012, $0.17 for the years ended December 31, 2011 and none for the years ended December 31, 2010, respectively. The capital lease liability of $0.73 million has been recorded under current liability and noncurrent liability, for $0.18 million and $0.55 million, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(in thousands)
U.S.	$16,453	$3,577	$12,359
Foreign	223,475	150,859	121,302

	$239,928	$154,436	$133,661

Income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
	(in thousands)
Current:
Federal	$5,913	$4,501	$2,650
State	1,064	821	483
Foreign	54,419	34,457	23,423

Total current provision	61,396	39,779	26,556

Deferred:
Federal	(422)	(3,320)	651
State	(77)	(606)	119
Foreign	(6,512)	(4,273)	(7,258)

Total deferred (benefit)	(7,011)	(8,199)	(6,488)

Total provision for income taxes	$54,385	$31,580	$20,068

The components of net deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax assets
Valuation allowance	$0	$0
Carry forward losses of subsidiaries	22	147
Minimum alternate tax credit of subsidiaries	16,831	15,796
Property, plant and equipment	1,205	1,589
Accrued expenses and allowances	9,624	7,053

Total deferred tax assets	27,682	24,585

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(258)	(77)

Total deferred tax liabilities	(1,984)	(1,803)

Net deferred tax assets	$25,698	$22,782

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2012	2011
	(in thousands)
Deferred tax asset, current	$7,694	$7,121
Deferred tax asset, non-current	18,004	15,661

	$25,698	$22,782

Syntel’s software development centers/units are located in Mumbai, Chennai Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria laid down.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai have completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the stated units would only be eligible for tax exemption which expires on March 31, 2013. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai. Further, one SEZ units located at Chennai have completed their first five years of 100% exemption as on March 31, 2012.

Syntel KPO units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the unit up to March 31, 2011. During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the three months ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai.

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

The benefit of the tax Holiday under Indian Income Tax was $24.6 million $19.1 million and $25.0 million for the years ended December 31, 2012,

2011 and 2010, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2012, the Company accrued taxes of approximately $183.9 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U. S. Federal income tax rate of 35% for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.2%	0.1%	0.3%
Foreign effective tax rates different from U.S. Statutory Rate	(12.4%)	(12.0%)	(19.6%)
Tax reserves	(0.1)%	(2.7%)	(0.7%)

Effective income tax rate	22.7%	20.4%	15.0%

During the year ended December 31, 2012, 2011 and 2010, the effective income tax rates were 22.7%, 20.4% and 15.0%, respectively.

The tax rate for the year ended December 31, 2012 was positively impacted by the reversal of provision of uncertain tax liability of $0.24 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2012	2011
Balance as at January 1	$18.41	$19.71
Additions based on tax positions relate to the current year	7.37	5.81
Reductions for tax positions of prior years	(0.24)	(3.46)
Foreign currency translation effect	(0.60)	(3.65)

Balance as at December 31	$24.94	$18.41
Income taxes Paid, see below	(20.58)	(18.24)

Amounts, net of Income taxes Paid	$4.36	$0.17

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $20.58 million and $18.24 million against the liabilities for unrecognized tax benefits of $24.94 million and $18.41 million, as at December 31, 2012 and 2011, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2012 and December 31, 2011, the Company recognized a tax charge towards interest of approximately $1.46 million and $0.0 million.

Furthermore, during the years ended December 31, 2010, the Company reversed $0.33 million towards interest previously accrued.

The Company had accrued approximately $1.40 million and $0.06 million for interest and penalties as of December 31, 2012 and December 31, 2011, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.6 million and potential tax disputes of $3.2 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2009 and for State tax examinations for years before 2008. During 2012 the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2010. The examination is ongoing.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2007-08 pending at various levels of tax authorities. Financial year 2008-09 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2005-06 and onwards.

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. $2.6 million of $3.5 million is related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company had updated the profit apportion method in those certain States. Accordingly, the Company had provided $1.3 million, out of which $0.8 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

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

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $1.65 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.85 million.

Syntel Limited received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT (A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98, and 2000-01. The contention of Syntel Limited was partially upheld by the CIT (A). Syntel Limited has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT (A). Syntel Limited received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel Limited has also not provided for disputed Indian income tax liabilities aggregating to $4.94 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.80 million provided for uncertain income tax positions, against which Syntel Limited has filed appeals with the CIT(A). Syntel Limited has received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited has been partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by the CIT(A). Syntel Limited and the Income Tax Department appeals which were re-fixed for hearing before the ITAT on February 20, 2013 have been adjourned and are now fixed on March 14, 2013. Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel Limited was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax Department’s appeal was rejected by the ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A)

granted relief to Syntel Limited and the Income Tax Department did not appeal. Accordingly, Syntel Limited reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax department has filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal. The Income Tax Department has filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position, and Syntel Limited filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT (A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on June 10, 2013. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position and Syntel Limited filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel Limited’s contentions. Syntel Limited has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). Syntel Limited and Income Tax Department appeal is fixed for hearing before ITAT on January 15, 2014. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel Limited in respect to particular tax position and Syntel Limited has filed an appeal with the CIT(A). During the three months ended September 30, 2012, the Syntel Limited received an order for appeal filed with CIT(A) that upholds Syntel Limited’s contentions. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The appeal is scheduled for hearing on January 15, 2014.

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT (A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on April 8, 2013. For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT (A). For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL has received order for appeal filed with CIT(A)and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT (A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on January 15, 2014.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

SERVICE TAX AUDIT

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai; the scope of the audit was to review transactions covered under the Central Excise and Customs Act, by the office of Accountant General (Commercial Receipt Audit). The Development Commissioner (DC) has issued a letter stating the audit objections raised by the officer of the audit team. Most of the observations are pertaining to the service tax and are for an amount of $3.85 million. Syntel Limited has filed a reply to said notice and further information.

Further to our reply and information filed earlier, Syntel Limited has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.85 million.

Syntel Limited has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel Limited. The Company believes that, Syntel Limited will be in a position to defend the objections raised, and therefore no provision has been made in the books.

A Syntel KPO entity, State Street Syntel Service Pvt. Ltd., regularly files quarterly refund applications and claims tax refunds of unutilized input of service tax on account of export of services. During the three months ended September 30, 2012 the Company has received orders for the rejection of a service tax refund for the period April–September 2011 of $0.50 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. In view of the aforementioned order, the disputed and potentially disputed service tax refund amount is $5.30 million. The Company’s tax consultant is of the view that the aforementioned orders are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Accordingly, no provision has been made in the Company’s books.

Syntel International Pvt. Ltd. regularly files service tax returns and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $2.23 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $ 4.3 million. Interest @18% p.a. is also payable up to the date of payment of the demand. The Company is in process of filing an appeal against the said order and also an application for stay of demand. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand and that the order passed by the tax department will be quashed. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As at December 31, 2012 the Company has recorded a local tax liability of approximately $4.3M equaling to $2.7M net of tax, relating to local taxes including employer withholding taxes, employer payroll taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Pursuant to the changes in the Indian income tax laws, Minimum Alternate Tax (MAT) has been extended to income in respect of which deduction is claimed under section 10A and section 10AA; consequently, the Company has calculated the tax liability for current domestic taxes after considering MAT. The excess tax paid under MAT provisions over and above normal tax liability can be carried forward and set-off against future tax liabilities computed under normal tax provisions. The MAT Credits can be carried forward for a period of 10 years and can be utilized against the taxes payable as per provisions of the Indian Income Tax Act. The MAT Credits as on December 31, 2012 of $16.82 million shall expire as follows:

Year of Expiry Of MAT Credit	(in millions)
2017-18	$0.24
2018-19	0.33
2019-20	4.15
2020-21	6.00
2021-22	0.96
2022-23	5.14
$16.82

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,697	$4.45	41,619	$2.95	41,524	$2.74
Potential dilutive effect of stock options	96	(0.01)	98	(0.01)	87	(0.01)

Diluted earnings per share	41,793	$4.44	41,717	$2.94	41,611	$2.73

11. Dividends

The Company has paid quarterly cash dividends of $0.06 per share during 2012, 2011 and 2010. In addition, the Board of Directors declared and paid a special cash dividend of $2.25 per share during 2012 and $0.50 per share during 2010. Per share cash dividends paid in 2012, 2011 and 2010 were $2.55, $0.24 and $0.74, respectively.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Share-based compensation expense recognized as above for the years ended December 31, 2012, 2011 and 2010 was $3.7 million, $2.7 million and $1.9 million, respectively, including a charge for restricted stock.

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

During the year ended December 31, 2006, the Company issued 153,500 shares of performance restricted stock to some employees as well as to some employees of its subsidiaries. Each such performance restricted stock grant is divided in a pre-defined proportion with the vesting (lifting of restriction) of one portion based on the overall annual performance of the Company and the vesting (lifting of restriction) of the other portion based on the achievement of pre-defined long-term goals of the Company. These stocks will vest (have the restrictions lifted) over a period of five years (at each anniversary) in equal installments, subject to meeting the above pre-defined criteria of overall annual performance and achievement of the long-term goal. The stock linked to overall annual performance would lapse (revert to the Company) on non-achievement of the overall annual performance in the given year. However, the stock linked to achievement of the long-term goal would roll over into a common pool and have been forfeited for the non-achievement of the long-term goal on or prior to the end of fiscal year 2012.

On different dates during the year ended December 31, 2012 and 2011, the Company issued restricted stock awards of 108,828 and 91,364, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010 and 2011 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Cost of revenues	$1,167	$742	$495
Selling, general and administrative expenses	2,558	1,942	1,443

	$3,725	$2,684	$1,938

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was none, $0.002 million and $0.95 million, respectively.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2012	2011	2010
Assumptions:
Risk free interest rate	0.81%	0.85%	2.02%
Expected life	5 years	5 years	5 years
Expected volatility	55.41%	58.26%	59.52%
Expected dividend yield	4.64%	0.51%	1.55%

The Company’s computation of expected volatility for the years ended December 31, 2012, 2011 and 2010 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-Based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2012, 2011 and 2010:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	—	$—
Granted	—	—
Exercised	—	—
Adjustment	—	—
Forfeited	—	—
Expired / Cancelled	—	—
Outstanding at December 31, 2012	0	$0.00	0.00	$0

Options Exercisable at December 31, 2012	0	$0.00	0.00	$0

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	5,473	$5.01
Granted	—	—
Exercised	(325)	5.00
Adjustment	—	—
Forfeited	—	—
Expired / Cancelled	(5,148)	5.01
Outstanding at December 31, 2011	0	$0.00	0.00	$0

Options Exercisable at December 31, 2011	0	$0	0.00	$0

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	73,413	$13.28
Granted	—	—
Exercised	(67,940)	13.95
Adjustment	—	—
Forfeited	—	—
Expired / Cancelled	—	—
Outstanding at December 31, 2010	5,473	$5.01	0.05	$234

Options Exercisable at December 31, 2010	5,473	$5.01	0.05	$234

13. Commitments and Contingencies

As of December 31, 2012, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $13.9 million primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. The accrual related to litigation at December 31, 2012 and 2011 was $0.0 million and $12.1 million, respectively.

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

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2012, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $3.70 million, $3.28 million and $2.79 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $8.2 million and $5.6 million as of December 31, 2012 and 2011, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $2.3 million, $2.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s balance sheets and statements of income.

	( thousands)
	2012	2011
Accumulated benefit obligation	$3,824	$2,898
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$5,642	$5,330
Service cost	1,671	1,660
Interest cost	644	560
Plan Amendment	—	—
Actuarial loss/(gain)	1,029	(401)
Acquisition/Divestiture	(4)	—
Benefits paid	(562)	(538)
Effect of exchange rate changes	(203)	(969)

Projected benefit obligation at end of the year	$8,217	$5,642

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	$433	$610
Provision for gratuity (included in non-current liabilities)	5,252	5,032

	$5,685	$5,642
As of December 31, 2012 and December 31, 2011 amounts in accumulated other comprehensive income:
Net Actuarial (Gain)/ Loss	$779	$(253)
Net Prior Service (Credit)/Cost	262	302

Total accumulated other comprehensive (income)/loss	$1,041	$49

Expected amortization out of comprehensive income in 2012 is $0.01 million.
Reconciliation of Net Amount Recognized
Net Amount Recognized as at beginning of the period	$(5,642)	$(5,330)
Company Contributions	566	538
Net Periodic Benefit Cost for the period	(2,336)	(2,256)
Amount Recognized in Accumulated Other Comprehensive Income	(1,007)	436
Adjustments on account of employees transferred	(12)	—
Foreign Currency Translation adjustment	214	970

Net Amount Recognized as at end of the period	(8,217)	(5,642)
Funded status of the plans	—	—

Accrued benefit cost	$(8,217)	$(5,642)

The components of net gratuity costs are reflected below:
Service Cost	$1,670	$1,660
Interest Cost	644	560
Amortization of transition obligation/(assets)	33	39
Amortization of Net Actuarial (Gain)/Loss	(11)	24

	$2,336	$2,283

Weighted-average assumptions used to determine benefit obligations:

	2012	2011
Discount rate	8.85% p.a.	9.30% p.a.
Long-term rate of compensation increase	11% p.a. for first year & 10% for next two years &7%p.a. thereafter	11% p.a. for first year & 9% for next two years &7%p.a. thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2012	2011
Discount rate	8.85% p.a.	9.30% p.a.
Long-term rate of compensation increase	11% p.a. for first year & 10% for next two years &7% thereafter	11% p.a. for first year & 9% for next two years &7% thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(USD thousands)
Expected contribution
For the year ended December 31, 2012
2013	724
2014	877
2015	1,324
2016	1,749
2017	2,070
2018– 2022	10,921

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

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Net Revenues:
Applications Outsourcing	$544,694	$478,927	$402,526
KPO	110,455	97,777	79,589
e-Business	54,397	52,854	38,006
TeamSourcing	14,357	12,846	12,012

	723,903	642,404	532,133
Gross Profit:
Applications Outsourcing	217,732	164,812	141,168
KPO	68,756	57,291	50,579
e-Business	22,504	19,899	14,441
TeamSourcing	5,992	4,947	5,903

	314,984	246,949	212,091
Selling, general and administrative expenses	103,044	108,721	91,556

Income from operations	$211,940	$138,228	$120,535

The Company’s largest customer in 2012, 2011 and 2010 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $194.8 million, $170.8 million and $127.7 million, contributing approximately 27%, 27% and 24% of total consolidated revenues during 2012, 2011 and 2010, respectively. At December 31, 2012, 2011 and 2010, accounts receivable from this customer were $17.1 million, $19.1 million and $15.6 million, respectively. The entire revenue from this customer was generated in the Applications Outsourcing segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2012, 2011 and 2010. Revenue from this customer was approximately $121.8 million, $109.4 million and $87.3 million, contributing approximately 17%, 17% and 16% of total consolidated revenues during 2012, 2011 and 2010, respectively. At December 31, 2012, 2011 and 2010, accounts receivable from this customer was $9.8 million, $13.7 million and $11.5 million, respectively. Approximately 74% of the revenue from this customer was generated in the KPO segment and 26% in Applications Outsourcing segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	(In thousands)
	2012	2011	2010
Net revenues (1):
North America (2)	$667,473	$594,352	$492,310
India	1,682	2,603	1,777
Europe (3)	48,691	43,346	35,689
Rest of the World	6,057	2,103	2,357

Total	$723,903	$642,404	$532,133

	2012	2011	2010
Long-lived assets (4):
North America (2)	$1,841	$1,558	$1,818
India	118,095	105,262	101,145
Europe (3)	88	88	50
Rest of the World	—	—	—

Total	$120,024	$106,908	$103,013

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2012
Net revenues	$170,744	$178,979	$186,407	$187,773	$723,903
Cost of revenues	99,292	105,121	101,588	102,918	408,919

Gross profit	71,452	73,858	84,819	84,855	314,984
Selling, general and administrative expenses	26,946	18,931	29,036	28,131	103,044

Income from operations	44,506	54,927	55,783	56,724	211,940
Other income net	8,289	2,455	9,964	7,280	27,988

Income before income taxes	52,795	57,382	65,747	64,004	239,928
Income tax expense (1)	12,050	13,993	14,265	14,077	54,385

Net income	$40,745	$43,389	$51,482	$49,927	$185,543

Earnings per share, diluted (a)	$0.98	$1.04	$1.23	$1.19	$4.44

Weighted average shares outstanding, diluted	41,765	41,774	41,802	41,833	41,793

2011
Net revenues	$145,372	$156,985	$167,627	$172,420	$642,404
Cost of revenues	94,560	100,200	100,893	99,802	395,455

Gross profit	50,812	56,785	66,734	72,618	246,949
Selling, general and administrative expenses	24,623	27,781	36,679	19,638	108,721

Income from operations	26,189	29,004	30,055	52,980	138,228
Other income, net	6,119	5,923	1,632	2,534	16,208

Income before income taxes	32,308	34,927	31,687	55,514	154,436
Income tax expense (2)	7,259	7,287	5,480	11,554	31,580

Net income	$25,049	$27,640	$26,207	$43,960	$122,856

Earnings per share, diluted (a)	$0.60	$0.66	$0.63	$1.05	$2.94

Weighted average shares outstanding, diluted	41,711	41,696	41,724	41,736	41,717

(1)	The tax rate for the year ended December 31, 2012 was impacted by a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the completion of certain tax Appeals. Without the above, the effective tax rate for the year ended December 31, 2012 was 22.8%.
(2)

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. Out of the above, $3.2 million was reversed during the fourth quarter and $0.9 million was reversed during the second quarter, offset by the charge of $0.6 million during the year; amounting to $0.3 million, $0.0 million and $0.3 million, for the first, second and third quarter, respectively. The Company also reversed during the third quarter, $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve was recorded during the third quarter, which had arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance of doubtful accounts. During the fourth quarter ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company updated the profit apportion method in those certain States. Accordingly, the Company provided $1.3 million, out of which $0.8 million relates to the prior years.
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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 14%, 14% and 14% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

19. FAIR VALUE MEASUREMENTS

The Company follows the guidance for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to the Company’s investments and forward contracts and for nonfinancial assets and liabilities.

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

• Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale Securities	$60.6	$—	$—	$60.6
Term Deposits	—	266.1		266.1

Total Assets measured at fair value	$60.6	$266.1	$—	$326.7

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011:

	(In millions)
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents
Money Market Funds	$17.6	$—	$—	$17.6
Short Term Investments-Available for Sale Securities	25.0	—	—	25.0
Term Deposits		190.8		190.8
Fair value of foreign exchange forward contracts	—	(2.6)	—	(2.6)

Total Assets measured at fair value	$42.6	$188.2	$—	$230.8

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

20. Term Deposits

The following table summarizes the term deposits with various banks outstanding as at December 31, 2012 and December 31, 2011.

	(In millions)
Balance Sheet Item	As at December 31, 2012	As at December 31, 2011
Cash & Cash Equivalents	$18.0	$43.7
Short Term Investments	266.1	190.8
Non Current Assets	0.01	0.1

Total	$284.1	$234.6

21. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, Syntel Limited and Mr. Prashant Ranade, CEO and President of the Company, signed sale deeds dated August 3, 2012, for the sale of fully furnished residential flats, along with car parking spaces, for a total sale consideration of $1.1 million, which resulted in gain of $0.9 million to the Company, as reported in the other income. The Sale consideration was at current fair market value as established by averaging two independent external appraisals received by the Company and approved by the Company Board of Directors.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement.

10.5*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.6*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

E-1

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.18*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh.

10.19	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.20	Note Modification Agreement, dated December 7, 2012, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 7, 2012, and incorporated herein by reference.

E-2

10.21	Continuing Security Agreement, dated December 7, 2012, between the Registrant and JPMorgan Chase Bank, N.A. filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 7, 2012, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-3