Form 10-Q
period 2013-06-30
SYNTEL INC
filed 2013-08-02
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock, no par value: 41,920,164 shares issued and outstanding as of July 31, 2013.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Net revenues	$202,501	$178,979	$391,607	$349,723
Cost of revenues	118,920	105,121	230,249	204,413

Gross profit	83,581	73,858	161,358	145,310
Selling, general and administrative expenses	19,072	18,931	44,976	45,877

Income from operations	64,509	54,927	116,382	99,433
Other income (expense), net	(953)	2,455	8,062	10,744

Income before provision for income taxes	63,556	57,382	124,444	110,177
Income tax expense	16,044	13,993	30,508	26,043

Net income	$47,512	$43,389	$93,936	$84,134

Other comprehensive income(loss)
Foreign currency translation adjustments	$ (49,800)	$ (44,268)	$ (47,935)	$ (29,439)
Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	(4,808)	(3,477)	(4,718)	(2,294)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	553	322	674	358
Reclassification adjustment for gains included in net income	(140)	(204)	(873)	(144)

	413	118	(199)	214
Defined benefit pension plans:
Net profit/(loss) arising during period	22	(2)	28	(6)
Amortization of prior service cost included in net periodic pension cost	8	8	16	17

	30	6	44	11

Other comprehensive income (loss), before tax	(54,165)	(47,621)	(52,808)	(31,508)
Income tax benefits (expenses) related to other comprehensive income (loss)	(150)	(36)	47	(68)

Other comprehensive income (loss), net of tax	(54,315)	(47,657)	(52,761)	(31,576)

Comprehensive income (loss)	$(6,803)	$(4,268)	$41,175	$52,558

Dividend per share	$0.00	$0.06	$0.00	$0.12
Earnings per share:
Basic	$1.14	$1.04	$2.25	$2.02
Diluted	$1.14	$1.04	$2.24	$2.01
Weighted average common shares outstanding:
Basic	41,770	41,677	41,756	41,665

Diluted	41,850	41,774	41,845	41,769

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$136,316	$94,622
Short term investments	415,499	326,653
Accounts receivable, net of allowance for doubtful accounts of $ 1,996 and $ 2,168 at June 30, 2013 and December 31, 2012, respectively	95,604	86,004
Revenue earned in excess of billings	27,423	11,875
Deferred income taxes and other current assets	51,884	51,736

Total current assets	726,726	570,890
Property and equipment	195,488	204,151
Less accumulated depreciation and amortization	84,111	85,033

Property and equipment, net	111,377	119,118
Goodwill	906	906
Non current term deposits with banks Deferred income taxes and other non current assets	2,663 36,925	14 34,908

TOTAL ASSETS	$878,597	$725,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,980	$11,306
Accrued payroll and related costs	43,085	49,889
Income taxes payable	19,700	8,873
Accrued liabilities	31,190	23,644
Deferred revenue	2,838	4,694
Loans and borrowings	0	50,029

Total current liabilities	108,793	148,435
Other non current liabilities	12,035	11,731
Non current loans and borrowings	148,757	0

TOTAL LIABILITIES	269,585	160,166
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	609,012	565,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$878,597	$725,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2012	41,660	$1	261	$18,062	$67,422	$566,318	$(86,133)	$565,670
Net income						93,936		93,936
Other comprehensive income, net of tax							(52,761)	(52,761)
Restricted stock activity	56		(55)	2,167				2,167

Balance, June 30, 2013	41,716	$1	206	$20,229	$67,422	$660,254	$(138,894)	$609,012

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,936	$84,134
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,007	7,655
Provision for doubtful debts / advances	148	1,084
Realized gains on sales of short term investments	(2,005)	(1,140)
Deferred income taxes	(2,592)	623
Compensation expense related to restricted stock	2,167	1,782
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(38,168)	(22,500)
Other current assets	(13,824)	(5,484)
Accrued payroll and other liabilities	23,101	3,484
Deferred revenue	(1,776)	(5,049)

Net cash provided by operating activities	67,994	64,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(9,555)	(11,205)
Proceeds from sale of property and equipment	31	—
Purchase of mutual funds	(210,605)	(120,013)
Purchase of term deposits with banks	(167,207)	(113,762)
Proceeds from sales of mutual funds	122,770	103,626
Maturities of term deposits with banks	135,958	50,613

Net cash used in investing activities	(128,608)	(90,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans and borrowings	(51,500)	0
Proceeds of loans and borrowings	150,000	0
Dividends paid	0	(4,996)

Net cash provided by (used in) financing activities	98,500	(4,996)

Effect of foreign currency exchange rate changes on cash	3,808	1,335

Change in cash and cash equivalents	41,694	(29,813)
Cash and cash equivalents, beginning of period	$94,622	$104,628

Cash and cash equivalents, end of period	$136,316	$74,815

Non cash investing and financing activities:
Cash dividends declared but unpaid	$0	$2,497
Cash paid for income taxes	23,146	18,938
Cash paid for interest	362	0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2013, the results of their operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The year-end condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company (“Syntel Singapore”);

•	Syntel Europe Limited, a United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company ; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Europe are:

•	Intellisourcing, SARL, a French limited liability company.

•	Syntel Solutions BV, a Netherlands limited liability company.

The wholly owned subsidiary of Syntel Singapore is:

•	Syntel Infotech, Inc., a Philippines corporation.

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates and they are reported at fair value. The counterparty to these contracts is a bank. Forward contracts designated as hedges of net investments denominated in certain foreign currencies and changes in fair value are reported in the consolidated statements of comprehensive income as other comprehensive income. Foreign currency contracts designated as hedges of net investments in foreign operations were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Other forward contracts, primarily related to customer transactions, are not designated as hedges and changes in fair value are reported in current earnings as other income (expense), net.

During the three months ended June 30, 2013, the Company entered into foreign exchange forward contracts with a notional amount of $238 million and with maturity dates of one to seven months. During the three months ended June 30, 2013, contracts amounting to $86 million expired. At June 30, 2013, foreign exchange forward contracts amounting to $202 million were outstanding. The fair value of the foreign exchange forward contracts of $8.28 million is reflected in other liabilities in the balance sheet of the Company at June 30, 2013. During the three months ended June 30, 2013, forward contract loss of $7.98 million, pertaining to direct client related contracts is included as negative other income and forward contract loss of $4.81 million, pertaining to intercompany related contracts is recorded as negative other comprehensive income. During the six months ended June 30, 2013, forward contract loss of $7.39 million, pertaining to direct client related contracts is included as negative other income and forward contract loss of $4.72 million, pertaining to intercompany related contracts is recorded as negative other comprehensive income.

Summary information about the forward contracts to sell U.S. Dollars and buy Indian Rupees as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Derivatives designated as net investment hedges:
Notional amounts (in thousands)	$75,150	$—
Weighted exchange rate	INR 59.40	—
Weighted average maturity	4 months	n/a
Fair values reported in:
Other assets (in thousands)	$0	$—
Other liabilities (in thousands)	$(3,214)	$—

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending June 30, 2013 and 2012.

Gains and (losses) on derivatives

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Gains (losses) recognized in other comprehensive income (loss)	$(4,808)	$(3,477)	$(4,718)	$(2,296)

Summary information about the derivatives not designated as hedges as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Derivatives not designated as hedges:
Notional amounts (in thousands)	$126,850	$—
Weighted exchange	INR 59.40	n/a
Weighted average maturity	4 months	n/a
Fair values reported in:
Other assets (in thousands)	$0	$—
Other liabilities (in thousands)	$(5,062)	$—

The following table presents the net gains (losses) recorded in other income (expense), net relating to the foreign exchange contracts not designated as hedges for the periods ending June 30, 2013 and 2012.

Gains (losses) recognized in other income:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Gains (losses) recognized in other income (expense), net	$(7,975)	$(4,402)	$(7,399)	$(3,391)

7. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive income (loss) for three months ended June 30, 2013 is as follows:

					(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Beginning balance	$(80,202)	$(3,822)	$436	$(991)	$(84,579)
Other comprehensive income before reclassifications	(49,800)	(4,808)	350	23	(54,235)
Amounts reclassified from accumulated other comprehensive income	—	—	(93)	13	(80)

Net current-period other comprehensive income	$(49,800)	$(4,808)	$257	$36	$(54,315)

Ending Balance	$(130,002)	$(8,630)	$693	$(955)	$(138,894)

Reclassifications out of accumulated other comprehensive income (loss) for three months ended June 30, 2013 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(140)	$47	$(93)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$8	$5	$13

The change in balances of accumulated comprehensive income (loss) for three months ended June 30, 2012 is as follows:

					(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(55,326)	$(1,173)	$229	$(83)	$(56,353)
Other comprehensive income before reclassifications	(44,268)	(3,477)	222	(3)	(47,526)
Amounts reclassified from accumulated other comprehensive income	—	—	(138)	7	(131)

Net current-period other comprehensive income	$(44,268)	$(3,477)	$84	$4	$(47,657)

Ending Balance	$(99,594)	$(4,650)	$313	$(79)	$(104,010)

Reclassifications out of accumulated other comprehensive income (loss) for three months ended June 30, 2012 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(204)	$66	$(138)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$8	$(1)	$7

The change in balances of accumulated comprehensive income (loss) for six months ended June 30, 2013 is as follows:

					(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)
Other comprehensive income before reclassifications	(47,935)	(4,718)	444	28	(52,181)
Amounts reclassified from accumulated other comprehensive income	—	—	(597)	17	(580)

Net current-period other comprehensive income	$(47,935)	$(4,718)	$(153)	$45	$(52,761)

Ending Balance	$(130,002)	$(8,630)	$693	$(955)	$(138,894)

Reclassifications out of accumulated other comprehensive income (loss) for six months ended June 30, 2013 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(873)	$276	$(597)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$16	$1	$17

The change in balances of accumulated comprehensive income (loss) for six months ended June 30, 2012 is as follows:

					(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(70,157)	$(2,354)	$164	$(87)	$(72,434)
Other comprehensive income before reclassifications	(29,439)	(2,294)	210	(7)	(31,530)
Amounts reclassified from accumulated other comprehensive income	—	—	(61)	15	(46)

Net current-period other comprehensive income	$(29,439)	$(2,294)	$149	$8	$(31,576)

Ending Balance	$(99,596)	$(4,648)	$313	$(79)	$(104,010)

Reclassifications out of accumulated other comprehensive income (loss) for six months Ended June 30, 2012 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(144)	$83	$(61)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$17	$(2)	$15

8. TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total (taxes) benefit on other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
(Taxes) benefit on unrealized gains (losses) on securities	$(156)	$(34)	$46	$(63)
(Tax) on defined benefit pension plans	6	(2)	1	(5)

Total (taxes) benefit on other comprehensive income (loss)	$(150)	$(36)	$47	$(68)

9. CASH AND CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As at June 30, 2013, the total cash and cash equivalent and short term investment balance was $551.8 million. Of that amount, $494.0 million was held by Indian subsidiaries consisting of $77.1 million held in U.S. dollars and $416.8 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At June 30, 2013 and December 31, 2012, approximately $25.6 million and $29.2 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At June 30, 2013, $48.7 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. At year end, December 31, 2012, $18.0 million in term deposits with an original maturity of three months or less were held with the Bank of India. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

10. LINE OF CREDIT AND TERM LOAN

During the quarter ended December 31, 2012, Syntel utilized the full Line of Credit with JPMorgan Chase Bank NA of $50 million and it was repaid in full on May 23rd, 2013.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three year term loan facility of $60 million and a three year revolving credit facility of $90 million. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates applicable to loans incurred under the Credit Agreement are (a) with respect to Revolving Loans, (i) the Eurodollar Rate plus 1.25% with respect to Eurodollar Loans and (ii) the Base Rate plus 0.25% with respect to Base Rate Loans, and (b) with respect to the Term Loan, (i) the Eurodollar Rate plus 1.50% with respect to Eurodollar Loans and (ii) the Base Rate plus 0.50% with respect to Base Rate Loans (each as defined in the Credit Agreement).

As at June 30, 2013, the interest rate was at 1.52275% for the three year revolving credit facility and was at 1.77275% for the three year term loan facility.

Principal payments on the term loan are due every quarter and as at June 30, 2013, $1.5 million principal payout has been effected. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2013, the Company was in compliance with all debt covenants.

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2013		2012
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,770	$1.14	41,677	$1.04
Potential dilutive effect of restricted stock options outstanding	80	0.00	97	0

Diluted earnings per share	41,850	$1.14	41,774	$1.04

	Six Months Ended June 30,
	2013		2012
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,756	$2.25	41,665	$2.02
Potential dilutive effect of restricted stock options outstanding	89	(0.01)	104	(0.01)

Diluted earnings per share	41,845	$2.24	41,769	$2.01

12. SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$154,630	$133,931	$299,541	$261,219
KPO	31,422	27,222	60,773	53,642
e-Business	13,077	14,119	24,547	27,648
TeamSourcing	3,372	3,707	6,746	7,214

	$202,501	$178,979	$391,607	$349,723

Gross Profit:
Applications Outsourcing	57,319	50,827	110,559	98,873
KPO	19,698	16,484	38,327	33,199
e-Business	5,328	5,076	10,024	10,336
TeamSourcing	1,236	1,471	2,448	2,902

	83,581	73,858	161,358	145,310
Selling, general and administrative expenses	19,072	18,931	44,976	45,877

Income from operations	$64,509	$54,927	$116,382	$99,433

During the three and six months ended June 30, 2013, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $52.7 million and $32.1 million, respectively, during the three months ended June 30, 2013, contributing approximately 26.0% and 15.9%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in the KPO segment. Approximately 77% of the revenue from State Street Bank was generated in the KPO segment and 23% was generated in the Application Outsourcing segment. The corresponding revenue for the three months ended June 30, 2012 from American Express Corp. and State Street Bank was $48.2 million and $30.2 million, respectively, contributing approximately 26.9% and 16.9%, respectively, of total consolidated revenues. During the six months ended June 30, 2013, revenue from American Express Corp. and State Street Bank was $104.6 million and $63.5 million, respectively, contributing approximately 26.7% and 16.2%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in the KPO segment. Approximately 77% of the revenue from State Street Bank was generated in the KPO segment and 23% in the Application Outsourcing segment. The corresponding revenues for the six months ended June 30, 2012 from American Express Corp. and State Street Bank was $93.6 million and $59.2 million, respectively, contributing approximately 26.8% and 16.9%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated primarily in the Application Outsourcing segment with some in the KPO segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% in the Application Outsourcing segment. At June 30, 2013 and December 31, 2012, accounts receivable from American Express Corp. were $19.1 million and $17.1 million, respectively. Accounts receivable from State Street Bank were $8.1 million and $9.8 million, respectively, as of June 30, 2013 and December 31, 2012.

13. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	$186,839	$165,668	$360,126	$323,959
India	285	326	640	680
Europe (3)	14,127	11,391	28,102	22,181
Rest of the World	1,250	1,594	2,739	2,903

Total revenue	$202,501	$178,979	$391,607	$349,723

	As on June, 30	As on December, 31
	2013	2012
	(in thousands)
Long-Lived Assets (4)
North America (2)	$1,730	$1,841
India	110,482	118,095
Europe (3)	71	88

Total	$112,283	$120,024

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation, amortization and goodwill.

14. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.2)%	0.3%	0.0%	0.4%
Foreign effective tax rates different from US statutory rate	(9.6)%	(10.9%)	(10.5)%	(11.8%)

Effective Income Tax Rate	25.2%	24.4%	24.5%	23.6%

The Company records provisions for income taxes based on enacted tax laws and rates in the various tax jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

Syntel, Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2009 and for State tax examinations for years before 2008.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2008-09 pending at various levels of the Indian tax authorities. Financial year 2009-10 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2005-06 and onwards.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended June 30, 2013, the Company reversed interest of approximately $0.01 million. The Company had accrued approximately $1.32 million and $1.40 million for interest and penalties as of June 30, 2013 and December 31, 2012, respectively.

The liability for unrecognized tax benefits was $26.86 million and $24.94 million as of June30, 2013 and December 31, 2012, respectively. The Company has paid income taxes of $22.85 million and $20.58 million against the liabilities for unrecognized tax benefits of $26.86 million and $24.94 million, as of June 30, 2013 and December 31, 2012, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.54 million and potential tax disputes of $2.98 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zones (SEZ), as Export Oriented Units (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOUs and certain units located in SEZ were exempt from payment of corporate income taxes on the profits generated by these units for ten years of operations or until March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next two years and for a further 50% exemption for another three years, subject to fulfillment of certain criteria. New units in SEZ that were operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of certain criteria.

Six Syntel SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed the tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008 and only 50% of the profits of the stated units were eligible for tax exemption, which expired on March 31, 2013. Also, the EOU located at Chennai ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008,

Syntel started a Software Development unit in the Pune SEZ and during 2009 the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel Chennai SEZ. Further, the Company has four STPI units which ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai. Further, one SEZ unit located at Chennai completed its first five years of 100% exemption on March 31, 2012. During the quarter ended June 30, 2013, the Company started operation in a new SEZ unit in the Syntel Pune SEZ.

Syntel KPO STPI units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the units until March 31, 2011. During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the three months ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai.The Syntel KPO entity has started operation in the new SEZ unit in the Syntel Pune SEZ.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.55 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.80 million.

Syntel India received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT (A)”) against the demands raised by the Income Tax Officer in respect of certain matters relating to the financial years 1996-97, 1997-98, and 2000-01. The contention of Syntel India was partially upheld by the CIT (A). Syntel India further appealed with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT (A). Syntel India received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department filed a review petition before the Bombay High Court that was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.66 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.74 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). The appeals by Syntel India and the Income Tax Department have been scheduled for hearing before the ITAT in the near future. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT (A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which the CIT(A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Bombay High Court dismissed the Income Tax Department appeal. The Income Tax Department filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before the ITAT on December 4, 2013. For the financial year 2006-07, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with the CIT (A) that partially upheld Syntel India’s contentions. Syntel India filed a further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department filed a further appeal for the amounts allowed by the CIT (A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT in the near future. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2012, the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed a further appeal for the amounts allowed by the CIT (A). The Appeal is scheduled for hearing on January 15, 2014.For the Financial Year 2008-09, the Income Tax Department has decided against Syntel India with respect to a particular tax position and the Company has filed an appeal with the CIT (A).

For the financial year 2006-07, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax department filed a further appeal for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on October 7, 2013. For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). The Syntel KPO entity’s appeal for the financial year was not allowed by the CIT (A). The Syntel KPO entity has filed a further appeal with the ITAT for the amounts not allowed by the CIT (A).

For the financial year 2007-08, the Income Tax Department also decided against SIPL with respect to a particular tax position and SIPL filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT (A) wherein the contention of SIPL was upheld. The Income Tax Department may file a further appeal to the ITAT for the amounts allowed by the CIT (A). However, recent High Court orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and the recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe has accumulated losses, to be carried forward and set off against future taxable income of $2.62 million and $1.96 million as of June 30, 2013 and December 31, 2012 respectively. Accordingly, Syntel Europe has deferred tax assets of $0.55 million and $0.43 million for the accumulated losses as of June 30, 2013 and December 31, 2012 respectively. In view of continued losses from operations, Syntel Europe has created a valuation allowance of $0.55 million and $0.43 million as of June 30, 2013 and December 31, 2012 respectively.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, were approximately $6.35 million as of June 30, 2013.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2013, the Company would have accrued taxes of approximately $186.20 million.

Service Tax Audit

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai by the office of Accountant General (Commercial Receipt Audit). The scope of the audit was to review transactions covered under the Central Excise and Customs Act. The Development Commissioner (DC) has issued a letter stating the audit objections raised by the officer of the audit team. Most of the observations are pertaining to the service tax and are for an amount of $3.85 million. Syntel India filed a reply to said notice and provided further information.

Further to Syntel India’s reply and information filed earlier, Syntel India received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.85 million but has not yet received any communication back from the DC office.

Syntel India has obtained the views of a tax consultant in this matter and the consultant has advised that the matter is time barred. Even if not time barred, the consultant has also provided advice that Syntel India will be in a position to defend the objections raised and therefore no provision has been made in the Company’s books.

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity has received orders for the rejection of a service tax refund for the period April–September 2011 of $0.46 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity will file appeals before the Commissioner of Appeal against the aforesaid order. In view of the aforesaid order, the disputed and potential disputed service tax amount is $5.51 million. During the quarter ended March 31, 2013, the Syntel KPO entity has received a service tax refund for the period October–December 2011 of $0.16 million.

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

SIPL regularly files service tax returns and filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for a service tax demand of approximately $2.04 million. The Company filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $3.95 million. In addition to this amount, annual interest at 18%, calculated on a daily basis on the outstanding demand, is payable. SIPL filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of demand. The CESTAT allowed SIPL’s appeal, set aside the demand and directed the Commissioner to make a fresh examination. In view of the above, SIPL has defended the demand raised by the Commissioner and is in a strong position to defend the same in a fresh examination, if any. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. Accordingly, no provision has been made in the Company’s books.

Finance Bill 2013

The Finance Bill 2013 received the assent of the President of India on 10th May 2013 and has been enacted as the Finance Act 2013. There are various provisions in the Finance Act, including a tax on the buy-back of shares by private companies. There is an increase in the surcharge rate, from 5% to 10%, for a corporation earning more than Indian Rupees 10Mn. In effect, the corporation tax rate would be 33.99%, an increase from the existing tax rate of 32.45%. The dividend distribution tax increased from 16.22% to 16.99% and there is an increase in the Minimum Alternative Tax (MAT) rate from 20.01% to 20.96%.

The impact of the tax rate changes for the quarter ended June 30, 2013 has been considered. Accordingly, there is an additional one time deferred tax credit of $0.4 million on the financial statements of the Company and an additional charge of $0.5 million for the quarter ended June 30, 2013.

The Government of India notified Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Index (“CII’) are being notified with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CCI of 886 for Financial year 2013-14, which was based on a 4% increase in inflation index from the notified Index of 852 for the Financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013.

Local Taxes

As of June 30, 2013, the Company has recorded an additional local tax liability of approximately $0.02 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of March 31, 2013, the Company had recorded an additional local tax liability of approximately $0.19 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2012, the Company had recorded a local tax liability of approximately $4.3 million, equal to $2.7 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. Accordingly, MAT is recognized as deferred tax assets. The MAT Credit as of June 30, 2013 of $16.26 million shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.22
2018-19	0.30
2019-20	2.71
2020-21	5.49
2021-22	0.88
2022-23	5.39
2023-24	1.27
16.26

15. LEGAL EXPENSES, EXPOSURES AND CONTIGENCIES

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at June 30, 2013 and December 31, 2012.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2013 and 2012 was $1.15 million and $0.92 million, respectively, including a charge for restricted stock. For the six months ended June 30, 2013 and 2012, the share-based compensation expense recognized was $2.17 million and $1.78 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2012, 2011 and for the six months ended June 30, 2013, the Company issued restricted stock awards of 108,828, 91,364 and 5,028, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2011, 2012 and for the six months ended June 30, 2013 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of revenues	$320	$274	$619	$548
Selling, general and administrative expenses	835	649	1,548	1,234

	$1,155	$923	$2,167	$1,782

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Six Months Ended June 30,
	2013	2012
Assumptions:
Risk free interest rate	1.4%	0.69%
Expected life	5.00	5.00
Expected volatility	53.28%	58.06%
Expected dividend yield	0.0%	0.40%

The Company’s computation of expected volatility for the six months ended June 30, 2013 and 2012 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

17. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $2.6 million for the three months ended June 30, 2013 and 2012, respectively, and $4.8 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

The amounts accrued for unutilized earned leave are $19.9 million and $17.4 million as of June 30, 2013 and December 31, 2012, respectively, and are included within Accrued payroll and related costs.

18. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2012, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2013 and 2012 was $0.8 million and $0.8 million, respectively, and for six months ended June 30, 2013 and 2012 was $1.7 million and $1.7 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $8.6 million and $8.2 million as of June 30, 2013 and December 31, 2012, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the six months ended June 30, 2013 and 2012 was $1.5 million and $1.2 million, respectively.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 14.3% of the Company’s total revenues for the three months ended June 30, 2013 and 14.3% for the three months ended June 30, 2012, and 14.5% and 14.4% for the six months ended June 30, 2013 and 2012, respectively.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2013:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments- Available for Sale Securities	$142.7	$—	$—	$142.7
Term Deposits	—	275.5	—	275.5
Fair Value of Foreign Exchange Forward Contracts	—	(8.3)	—	(8.3)

Total Assets Measured at Fair Value	$142.7	$267.2	$—	$409.9

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments- Available for Sale Securities	$60.6	$—	$—	$60.6
Term Deposits	—	266.1	—	266.1

Total Assets Measured at Fair Value	$60.6	$266.1	$—	$326.7

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

21.TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of June 30, 2013 and December 31, 2012.

	(In Millions)
Balance Sheet Item	As of June 30, 2013	As of December 31, 2012
Cash & Cash Equivalents	$48.7	$18.0
Short Term Investments	272.8	266.1
Non Current Assets	2.7	0.01

Total	$324.2	$284.1

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended June 30, 2013 increased to $202.5. million from $179.0 million for the three months ended June 30, 2012, representing a 13.1% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services, Healthcare and Life Sciences; Insurance; Manufacturing, Retail Logistics and Telecom has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as Testing and Centers of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and in geographical expansion. Worldwide billable headcount as of June 30, 2013 increased by 12.2% to 16,219 employees as compared to 14,457 employees as of June 30, 2012. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of June 30, 2013, the Company had approximately 80.8% of its billable workforce in India similar to June 30, 2012. The Company’s top five clients accounted for 64.8% of the total revenues in the three months ended June 30, 2013, up from 64.0 % of its total revenues in the three months ended June 30, 2012. The Company’s top five clients accounted for 65.2% of the total revenues in the six months ended June 30, 2013, as compared to 63.6% of its total revenues in the six months ended June 30, 2012. The Company’s top 10 clients accounted for 78.3% of the total revenues in the three months ended June 30, 2013 as compared to 78.5 % in the three months ended June 30, 2012. The Company’s top 10 clients accounted for 78.7% of the total revenues in the six months ended June 30, 2013 as compared to 78.1% in the six months ended June 30, 2012.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues is constant at 58.7% of total revenues for the three months ended June 30, 2013 and for the three months ended June 30, 2012. The cost of revenues was constant, as a percent of revenues, for the three months ended June 30, 2013and the three months ended June 30, 2012, due primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses in the second quarter of 2013. Salary increases are discretionary and determined by management. The cost of revenues increased to 58.8% of total revenues for the six months ended June 30, 2013, from 58.4% for the six months ended June 30, 2012. The 0.4% increase in cost of revenues as a percent of revenues for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable primarily to increased headcount, salary increases for offshore and onsite employees, increased benefits costs, increase in visa costs and an increased bonus provision partially offset by rupee depreciation and a decrease in travel expenses.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $154.6 million for the three months ended June 30, 2013 or 76.4% of total revenues, from $133.9 million, or 74.8 % of total revenues for the three months ended June 30, 2012. The $20.7 million increase was attributable primarily to revenues from new engagements contributing $91.3 million, largely offset by $61.9 million in lost revenues as a result of project completion and a $8.7 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2013 increased to $299.5 million, or 76.5% of total revenues, from $261.2 million or 74.7% of total revenues for the six months ended June 30, 2012. The $38.3 million increase for the six months ended June 30, 2013 was attributable primarily to revenues from new engagements of $169.6 million, largely offset by $99.9 million in lost revenues as a result of project completion and a $31.4 million net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues increased to 62.9% of total Applications Outsourcing revenues for the three months ended June 30, 2013, from 62.0% for the three months ended June 30, 2012. The 0.9% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs partially offset by rupee depreciation and a decrease in travel expenses in the second quarter of 2013. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2013 increased to 63.1% of total Applications Outsourcing revenues, from 62.1% for the six months ended June 30, 2012. The 1.0% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable primarily to increase in headcount, salary increases for offshore and onsite employees, increased benefits costs, an increase in visa costs and an increased bonus provision partially offset by rupee depreciation and a decrease in travel expenses.

KPO Revenues. KPO revenues increased to $31.4 million for the three months ended June 30, 2013, or 15.5% of total revenues, from $27.2 million, or 15.2% of total revenues for the three months ended June 30, 2012. The $4.2 million increase was attributable primarily to revenues from new engagements contributing $4.1 million and a $0.8 million net increase in revenues from existing projects, partially offset by $0.7 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2013 increased to $60.7 million, or 15.5% of the total revenues, from $53.6 million or 15.3% of the total revenues for the six months ended June 30, 2012. The $7.1 million increase was attributable primarily to revenues from new engagements contributing $6.5 million and a $2.7 million net increase in revenues from existing projects, partially offset by $2.1 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for the three months ended June 30, 2013 decreased to 37.3% of KPO revenues from 39.4% for the three months ended June 30, 2012. The 2.1% decrease in cost of revenues, as a percent of total KPO revenues, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses partially offset by increases in headcount, salary increases for offshore and onsite employees and incrased benefits costs in the second quarter of 2013. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2013 decreased to 36.9% of KPO revenues, from 38.1% for the six months ended June 30, 2012. The 1.2% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses partially offset by increases in headcount, salary increases for offshore and onsite employees, increased benefits costs, an increase in visa costs and an increased bonus provision.

e-Business Revenues. E-Business revenues decreased to $13.1 million for the three months ended June 30, 2013, or 6.5% of total revenues from $14.1 million for the three months ended June 30, 2012, or 7.9% of total revenues. The $1.0 million decrease was attributable primarily to $4.3 million in lost revenues as a result of project completion, largely offset by $2.3 million increase in revenues from new engagements and a $1.0 million net increase in revenues from existing projects. The revenues for the six months ended June 30, 2013 decreased to $24.5 million, or 6.3% of total revenues, from $27.6 million or 7.9% of total revenues for the six months ended June 30, 2012. The $3.1 million decrease for the six months ended June 30, 2013 was attributable principaly to $4.8 million in lost revenues as a result of project completion and $2.1 million of net decrease in revenues from existing customers, largely offset by $3.8 million increase in revenue from new engagements.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. E-Business cost of revenues decreased to 59.3% of total e-Business revenues for the three months ended June 30, 2013, from 64.0% for the three months ended June 30, 2012. The 4.7% decrease in cost of revenues for the three months ended June 30, 2013, as a percent of total e-Business revenues, as compared to the three months ended June 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses partially offset by increases in headcount, salary increases for offshore and onsite employees and increased benefits costs in the second quarter of 2013. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2013 decreased to 59.2% of total e-business revenues, from 62.6% for the six months ended June 30, 2012. The 3.4% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses partially offset by increases in headcount, salary increases for offshore and onsite employees, increased benefits costs, an increase in visa costs and an increased bonus provision.

TeamSourcing Revenues. TeamSourcing revenues decreased to $3.4 million for the three months ended June 30, 2013, or 1.7% of total revenues, from $3.7 million, or 2.1% of total revenues for the three months ended June 30, 2012. The $0.3 million decrease was attributable primarily to a $0.4 million decrease in revenues from existing projects and $0.5 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements, largely offset by a $0.6 million increase in revenues from new engagements and revenue from the Skillbay web portal, which helps clients of Syntel with their supplemental staffing requirements. The revenues for the six months ended June 30, 2013 decreased to $6.7 million, or 1.7% of total revenues, from $7.2 million or 2.1% of total revenues for the six months ended June 30, 2012. The $0.5 million decrease for the six months ended June 30, 2013 was attributable principally to a $0.4 million decrease in revenues from existing projects and a $0.9 million decrease in revenue from project completion, largely offset by a $0.8 million increase in revenues from new engagements.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. TeamSourcing cost of revenues increased to 63.3% of total TeamSourcing revenues for the three months ended June 30, 2013, from 60.3% for the three months ended June 30, 2012. The 3.0% increase in cost of revenues, for the three months ended June 30, 2013, as a percent of total TeamSourcing revenues, as compared to the three months ended June 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs, partially offset by rupee depreciation and a decrease in travel expenses in the second quarter of 2013. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2013 increased to 63.7% of total TeamSourcing revenues, from 59.8% for the six months ended June 30, 2012. The 3.9% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees, increased benefits costs, an increase in visa costs and an increased bonus provision partially offset by rupee depreciation and a decrease in travel expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2013 were $19.1 million or 9.4% of total revenues, compared to $18.9 million or 10.6% of total revenues for the three months ended June 30, 2012.

Selling, general and administrative costs for the three months ended June 30, 2013 were impacted by an increase in revenue of $23.5 million that resulted in a 1.2% percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative costs was attributable to an increase in compensation due to increases in headcount and increased bonus provisions of $1.8 million, office expenses of $0.5 million, recruiting expenses of $0.1 million and other expenses of $0.4 million, partially offset by decreased corporate expenses of $2.4 million in the three months ending June 30, 2013, inclusive of a foreign exchange gain of $2.0 million and a decrease in professional fees and others of $0.4 million, a decrease in travel expenses of $0.1 million and a decrease in facility related costs of $0.1 million.

Selling, general, and administrative expenses for the six months ended June 30, 2013 were $45.0 million or 11.5% of total revenues, compared to $45.9 million or 13.1% of total revenues for the six months ended June 30, 2012.

Selling, general and administrative costs for the six months ended June 30, 2013 were impacted by an increase in revenue of $41.9 million resulting in a 1.6 percentage decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative costs was attributable to a decrease in corporate expenses of $4.6 million, including (i) a foreign exchange gain of $3.5 million, (ii) a decrease in professional fees, interest expenses and other related costs of $1.1 million, and (iii) a decrease in benefits of $0.5 million, partially offset by (i) an increase in compensation of $3.3 million primarily due to increased bonus provisions and increased headcount,(ii) an increase in contract expenses of $0.2 million,(iii) an increase in facility related cost of $0.2 million, (iv) an increase in marketing expenses of $0.2 million and (v) other increases of $0.3 million.

Other Income (expense),net. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Other income for the three months ended June 30, 2013 was $(1.0) million or (0.5)% of total revenues, compared to $2.5 million or 1.4% of total revenues for the three months ended June 30, 2012. The decrease in other income of $3.5 million was attributable to an increase in forward contract loss of $3.6 million and a decrease in mutual fund gain of $0.1 million partially offset by an increase in interest income of $0.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Other income for the six months ended June 30, 2013 was $8.1 million or 2.1% of total revenues, compared to $10.7 million or 3.1% of total revenues for the six months ended June 30, 2012. The decrease in other income of $2.6 million was attributable to an increase in forward contract loss of $4.0 million and a decrease in the interest on income tax refunds of $1.1 partially offset by an increase in mutual fund gain of $0.9 million and an increase in interest income of $1.6 million.

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

During the three months ended June 30,2013 and 2012, the effective income tax rates were 25.2% and 24.4%, respectively. During the six months ended June 30, 2013 and 2012, the effective income tax rates were 24.5% and 23.6%, respectively. The tax rate for the three months ended June 30, 2013 was affected by the effective tax rate impact of a change in the offshore/onshore profit mix of the Company and by certain Company facilities going out of tax holiday effective April 1, 2013.

Other Comprehensive Income (Loss)

The Other Comprehensive Income (Loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three and six months ended June 30, 2013 the Other Comprehensive Loss amounted to $54.3 million and $52.8 million, respectively, primarily attributable to foreign currency translation adjustments of $49.8 million and $47.9 million, for the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2012 the Other Comprehensive Loss amounted to $47.7 million and $31.6 million, respectively, primarily attributable to foreign currency translation adjustments of $44.3 million and $29.4 million, respectively.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $136.32 million at June 30, 2013 from $74.82 million at June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As of June 30, 2013, the total cash and cash equivalent and short term investment balance was $551.8 million. Out of the above, an amount of $494.0 million was held by Indian subsidiaries which was composed of an amount of $77.2 million held in US dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $67.9 million for the six months ended June 30, 2013. Net cash generated by operating activities was $64.6 million for the six months ended June 30, 2012. The number of days sales outstanding in net accounts receivable was approximately 55 days and 54 days as of June 30, 2013 and 2012, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections.

Net cash used in investing activities was $128.6 million for the six months ended June 30, 2013, consisting principally of $9.6 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $210.6 million and the purchase of term deposits with banks of $167.2 million, largely offset by $122.8 million from sales of mutual funds and $136.0 million from maturities of term deposits with banks. Net cash used in investing activities was $90.7 million for the six months ended June 30, 2012, consisting principally of $11.2 million of capital expenditures primarily for the construction/acquisition of a Global Development Center at Pune, a Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, and for the acquisition of computers, software and communications equipment and the purchase of short term investments of $233.8 million, largely offset by $154.2 million from the sale of short term investments.

Net cash generated by financing activities was $98.5 million for the six months ended June 30, 2013 consisting principally of proceeds from a loan and borrowingof $150.0 million offset by repayment of a loan and borrowing of $51.5 million. Net cash used in financing activities was $5.0 million for the six months ended June 30, 2012, consisting principally of $5.0 million in dividends paid out during the three months.

During the quarter ended December 31, 2012, Syntel utilized the full Line of Credit with JPMorgan Chase Bank NA of $50 million and it was repaid in full on May 23rd, 2013.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A.for $150 million in credit facilities consisting of a three year term loan facility of $60 million and a three year revolving credit facility of $90 million. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries,SkillBay and Syntel Consulting(collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in SyntelIndia.

The interest rates applicable to loans incurred under the Credit Agreement are (a) with respect to Revolving Loans, (i) the Eurodollar Rate plus 1.25% with respect to Eurodollar Loans and (ii) the Base Rate plus 0.25% with respect to Base Rate Loans, and (b) with respect to the Term Loan, (i) the Eurodollar Rate plus 1.50% with respect to Eurodollar Loans and (ii) the Base Rate plus 0.50% with respect to Base Rate Loans (each as defined in the Credit Agreement).

As at June 30, 2013, the interest rate was at 1.52275% for the three year revolving credit facility and was at 1.77275% for the three year term loan facility.

Principal payments on the term loan are due every quarter and as at June 30, 2013, $1.5 million principal payout has been effected. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2013, the Company was in compliance with all debt covenants.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2013 and 2012 revenues from time and material contracts constituted 63% and 61% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2013 and 2012, revenues from fixed price application management and support engagements constituted 28% and 26% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2013 and 2012, revenues from fixed price development contracts constituted 9% and 13% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As at June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $2.0 million and $2.2 million, respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at June 30, 2013 and December 31, 2012.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30, 2013	December 31, 2012
ASSETS	(in thousands)
Cash and cash equivalents	$136,316	$94,622
Short term investments	415,499	326,653

Total	$551,815	$421,275

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

During the three months ended June 30, 2013, the Indian rupee has depreciated against the U.S. dollar by 5.75% as compared to the three months ended March 31, 2013. This rupee depreciation positively impacted the Company’s gross margin by 1.44%, operating income by 2.01% and net income by 2.09%, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 43.5% and 106.3% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $(54.37) million during the three months ended June 30, 2013, which has been reported as Other Comprehensive Income(Loss).

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended June 30, 2013, but these contracts do not have a material impact on the financial statements.

During the quarter ended June 30, 2013, the Company entered into foreign exchange forward contracts amounting to $238 million to hedge part of its revenues. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $202 million as of June 30, 2013. The outstanding foreign exchange forward contracts as of June 30, 2013 mature in six months. The fair value of the foreign exchange forward contracts and of currency options in the amount of $8.28 million is reflected in other current liabilities in the balance sheet of the Company as of June 30, 2013. Net gains (losses) on foreign exchange forward contracts are included under the heading ‘Other Income(expense),net’ in the Statement of Comprehensive Income for the three months ended June 30, 2013 and amounted to a $7.98 million loss.

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

SYNTEL, INC.

Date : August 2, 2013	/s/ Prashant Ranade
Prashant Ranade, Chief Executive Officer and President (principal executive officer)

Date : August 2, 2013	/s/ Arvind Godbole
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