Form 10-Q
period 2013-09-30
SYNTEL INC
filed 2013-11-06
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock, no par value: 41,756,518 shares outstanding as of October 31, 2013.

SYNTEL, INC.

PART I

Item 1.	FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Net revenues	$209,871	$186,407	$601,478	$536,130

Cost of revenues	112,158	101,588	342,407	306,001

Gross profit	97,713	84,819	259,071	230,129
Selling, general and administrative expenses	23,060	29,036	68,036	74,913

Income from operations	74,653	55,783	191,035	155,216

Other income, net	1,564	9,964	9,626	20,708

Income before provision for income taxes	76,217	65,747	200,661	175,924

Income tax expense	16,800	14,265	47,308	40,308

Net income	$59,417	$51,482	$153,353	$135,616

Other comprehensive income(loss)

Foreign currency translation adjustments	$(27,396)	$35,877	$(75,331)	$6,439

Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	(3,194)	1,061	(7,912)	(1,234)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	2,456	758	3,086	916
Reclassification adjustment for gains included in net income	(199)	(213)	(1,029)	(159)

	2,257	545	2,057	757

Defined benefit pension plans:
Net profit/(loss) arising during period	15	(9)	43	(13)
Amortization of prior service cost included in net periodic pension cost	7	8	23	24

	22	(1)	66	11

Other comprehensive income (loss), before tax	(28,311)	37,482	(81,120)	5,973
Income tax benefits (expenses) related to other comprehensive income (loss)	(771)	(174)	(723)	(241)

Other comprehensive income (loss), net of tax	(29,082)	37,308	(81,843)	5,732

Comprehensive income	$30,335	$88,790	$71,510	$141,348

Dividend per share	$0	$0.06	$0	$0.18

Earnings per share:
Basic	$1.42	$1.23	$3.67	$3.25
Diluted	$1.42	$1.23	$3.66	$3.25

Weighted average common shares outstanding:
Basic	41,815	41,720	41,776	41,683

Diluted	41,888	41,802	41,859	41,780

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$150,240	$94,622
Short term investments	428,501	326,653
Accounts receivable, net of allowance for doubtful accounts of $ 1,999 and $ 2,168 at September 30, 2013 and December 31, 2012, respectively	97,339	86,004
Revenue earned in excess of billings	29,405	11,875
Deferred income taxes and other current assets	53,315	51,736

Total current assets	758,800	570,890

Property and equipment	189,910	204,151
Less accumulated depreciation and amortization	84,078	85,033

Property and equipment, net	105,832	119,118

Goodwill	906	906
Non current term deposits with banks	2,404	14
Deferred income taxes and other non current assets	37,760	34,908

TOTAL ASSETS	$905,702	$725,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$12,812	$11,306
Accrued payroll and related costs	47,485	49,889
Income taxes payable	13,954	8,873
Accrued liabilities	29,087	23,644
Deferred revenue	2,685	4,694
Loans and borrowings	7,004	50,029

Total current liabilities	113,027	148,435

Other non current liabilities	11,925	11,731
Non current loans and borrowings	140,250	0

TOTAL LIABILITIES	265,202	160,166

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	640,500	565,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$905,702	$725,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	41,660	$1	261	$18,062	$67,422	$566,318	$(86,133)	$565,670

Net income						153,353		153,353

Other comprehensive income, net of tax							(81,843)	(81,843)

Restricted stock activity	92		(5)	3,320				3,320

Balance, September 30, 2013	41,752	$1	256	$21,382	$67,422	$719,671	$(167,976)	$640,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,353	$135,616
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,713	11,080
Provision for doubtful debts / advances	204	1,088
Realized gains on sales of short term investments	(2,537)	(1,699)
Deferred income taxes	(3,202)	3,101
Compensation expense related to restricted stock	3,320	2,725
Uncertain tax positions and other tax credits	0	(236)
Gain on sale of property and equipment	0	(988)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(45,648)	(8,238)
Other current assets	(22,660)	(17,440)

Accrued payroll and other liabilities	22,754	3,746
Deferred revenue	(1,827)	(4,408)

Net cash provided by operating activities	114,470	124,347

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment expenditures	(13,852)	(22,858)
Proceeds from sale of property and equipment	46	1,455
Purchase of mutual funds	(251,312)	(204,345)
Purchase of term deposits with banks	(232,781)	(144,954)
Proceeds from sales of mutual funds	162,097	152,551
Maturities of term deposits with banks	173,215	84,905

Net cash used in investing activities	(162,587)	(133,246)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of loans and borrowings	(53,000)	0
Proceeds of loans and borrowings	150,000	0
Excess tax benefits on stock-based compensation plans	0	645
Dividends paid	0	(7,499)

Net cash provided by (used in) financing activities	97,000	(6,854)

Effect of foreign currency exchange rate changes on cash	6,735	(2,200)

Change in cash and cash equivalents	55,618	(17,953)
Cash and cash equivalents, beginning of period	$94,622	$104,628

Cash and cash equivalents, end of period	$150,240	$86,675

Non cash investing and financing activities:

Cash dividends declared but unpaid	$0	$2,497
Cash paid for income taxes	44,255	35,274
Cash paid for interest	980	0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2013, the results of their operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The year-end condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company (“Syntel Singapore”);

•	Syntel Europe Limited, a United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company ; and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Europe are:

•	Intellisourcing, SARL, a French limited liability company.

•	Syntel Solutions BV, a Netherlands limited liability company.

The wholly owned subsidiary of Syntel Singapore is:

•	Syntel Infotech, Inc., a Philippines corporation.

3.	USE OF ESTIMATES

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

During the three months ended September 30, 2013, the Company entered into foreign exchange forward contracts with a notional amount of $13 million and with maturity dates of one to four months. During the three months ended September 30, 2013, contracts amounting to $114 million expired. At September 30, 2013, foreign exchange forward contracts amounting to $101 million were outstanding. The fair value of the foreign exchange forward contracts of $4 million is reflected in other liabilities in the balance sheet of the Company as at September 30, 2013. During the three months ended September 30, 2013, forward contract loss of $5.57 million, pertaining to direct client related contracts is included as negative other income and forward contract loss of $3.19 million, pertaining to intercompany related contracts is recorded as negative other comprehensive income. During the nine months ended September 30, 2013, forward contract loss of $12.97 million, pertaining to direct client related contracts is included as negative other income and forward contract loss of $7.91 million, pertaining to intercompany related contracts is recorded as negative other comprehensive income.

Summary information about the forward contracts to sell U.S. Dollars and buy Indian Rupees as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Derivatives designated as net investment hedges:
Notional amounts (in thousands)	$40,500	$—

Weighted exchange rate	INR 62.40	n/a
Weighted average maturity	5 months	n/a
Fair values reported in:
Other assets (in thousands)	$0	$—
Other liabilities (in thousands)	$(1,608)	$—

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending September 30, 2013 and 2012.

Gains and (losses) on derivatives

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Gains (losses) recognized in other comprehensive income (loss)	$(3,194)	$1,061	$(7,912)	$(1,234)

Summary information about the derivatives not designated as hedges as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Derivatives not designated as hedges:
Notional amounts (in thousands)	$60,500	$—

Weighted exchange	INR 62.40	n/a

Weighted average maturity	5 months	n/a
Fair values reported in:
Other assets (in thousands)	$0	$—
Other liabilities (in thousands)	$(2,407)	$—

The following table presents the net gains (losses) recorded in other income (expense), net relating to the foreign exchange contracts not designated as hedges for the periods ending September 30, 2013 and 2012.

Gains (losses) recognized in other income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Gains (losses) recognized in other income (expense), net	$(5,569)	$1,489	$(12,968)	$(1,902)

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive income (loss) for three months ended September 30, 2013 is as follows:

(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Beginning balance	$(130,002)	$(8,630)	$693	$(955)	$(138,894)

Other comprehensive income before reclassifications	(27,396)	(3,194)	1,628	15	(28,947)
Amounts reclassified from accumulated other comprehensive income	—	—	(136)	1	(135)

Net current-period other comprehensive income	$(27,396)	$(3,194)	$1,492	$16	$(29,082)

Ending Balance	$(157,398)	$(11,824)	$2,185	$(939)	$(167,976)

Reclassifications out of accumulated other comprehensive income (loss) for three months ended September 30, 2013 is as follows:

(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(199)	$63	$(136)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$7	$(6)	$1

The change in balances of accumulated comprehensive income (loss) for three months ended September 30, 2012 is as follows:

(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(99,595)	$(4,649)	$314	$(80)	$(104,010)

Other comprehensive income before reclassifications	35,877	1,061	514	(7)	37,445
Amounts reclassified from accumulated other comprehensive income	—	—	(143)	6	(137)

Net current-period other comprehensive income	$35,877	$1,061	$371	$(1)	$37,308

Ending Balance	$(63,718)	$(3,588)	$685	$(81)	$(66,702)

Reclassifications out of accumulated other comprehensive income (loss) for three months ended September 30, 2012 is as follows:

(In thousands)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(213)	$70	$(143)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$8	$(2)	$6

The change in balances of accumulated comprehensive income (loss) for nine months ended September 30, 2013 is as follows:

(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)

Other comprehensive income before reclassifications	(75,331)	(7,912)	2,047	33	(81,163)
Amounts reclassified from accumulated other comprehensive income	—	—	(708)	28	(680)

Net current-period other comprehensive income	$(75,331)	$(7,912)	$1,339	$61	$(81,843)

Ending Balance	$(157,398)	$(11,824)	$2,185	$(939)	$(167,976)

Reclassifications out of accumulated other comprehensive income (loss) for nine months ended September 30, 2013 is as follows:

(In thousands)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(1,029)	$321	$(708)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$23	$5	$28

The change in balances of accumulated comprehensive income (loss) for nine months ended September 30, 2012 is as follows:

(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(70,157)	$(2,354)	$164	$(87)	$(72,434)

Other comprehensive income before reclassifications	6,439	(1,234)	487	(13)	5,679
Amounts reclassified from accumulated other comprehensive income	—	—	34	19	53

Net current-period other comprehensive income	$6,439	$(1,234)	$521	$6	$5,732

Ending Balance	$(63,718)	$(3,588)	$685	$(81)	$(66,702)

Reclassifications out of accumulated other comprehensive income (loss) for nine months ended September 30, 2012 is as follows:

(In thousands)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(159)	$193	$34
Amortization of prior service cost included in net periodic pension cost	Direct cost	$24	$(5)	$19

8.	TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total (taxes) benefit on other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
(Taxes) benefit on unrealized gains(losses) on securities	$(765)	$(174)	$(718)	$(236)
(Tax) on defined benefit pension plans	(6)	0	(5)	(5)

Total (taxes)benefit on other comprehensive income(loss)	$(771)	$(174)	$(723)	$(241)

9.	CASH AND CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As at September 30, 2013, the total cash and cash equivalent and short term investment balance was $578.7 million. Of that amount, $520.4 million was held by Indian subsidiaries consisting of $88.8 million held in U.S. dollars and $431.6 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At September 30, 2013 and December 31, 2012, approximately $23.8 million and $29.2 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At September 30, 2013, $31.1 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. At year end, December 31, 2012, $18.0 million in term deposits with an original maturity of three months or less were held with the Bank of India. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

10.	LINE OF CREDIT AND TERM LOAN

During the quarter ended December 31, 2012, Syntel utilized the full Line of Credit with JPMorgan Chase Bank NA of $50 million and it was repaid in full on May 23rd, 2013.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three year term loan facility of $60 million and a three year revolving credit facility of $90 million. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As at September 30, 2013, the interest rate was 1.51% for the three year revolving credit facility and was 1.76% for the three year term loan facility.

Principal payments on the term loan are due every quarter and during the three and nine months ended September 30, 2013, principal payments of $1.5 million and $3.0 million have been made, respectively. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of September 30, 2013, the Company was in compliance with all debt covenants.

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

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2013		2012
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,815	$1.42	41,720	$1.23
Potential dilutive effect of restricted stock options outstanding	73	0	82	0

Diluted earnings per share	41,888	$1.42	41,802	$1.23

	Nine Months Ended September 30,
	2013		2012
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,776	$3.67	41,683	$3.25
Potential dilutive effect of restricted stock options outstanding	83	(0.01)	97	0

Diluted earnings per share	41,859	$3.66	41,780	$3.25

12.	SEGMENT REPORTING

The Company is organized geographically and by business segment. For management purposes, the Company is primarily organized on a worldwide basis into four business segments:

•	Applications Outsourcing

•	Knowledge Process Outsourcing (“KPO”)

•	e-Business and

•	TeamSourcing

These segments are the basis on which the Company reports its primary segment information to management. Management allocates all corporate expenses among the segments. No balance sheet/identifiable assets data is presented since the Company does not segregate its assets by segment. Financial data for each segment for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues:
Applications Outsourcing	$162,198	$140,544	$461,739	$401,763
KPO	31,951	27,898	92,724	81,540
e-Business	13,542	13,986	38,089	41,634
TeamSourcing	2,180	3,979	8,926	11,193

	$209,871	$186,407	$601,478	$536,130

Gross Profit:
Applications Outsourcing	70,088	59,100	180,647	157,973
KPO	20,912	17,565	59,239	50,764
e-Business	5,888	6,396	15,912	16,732
TeamSourcing	825	1,758	3,273	4,660

	97,713	84,819	259,071	230,129

Selling, general and administrative expenses	23,060	29,036	68,036	74,913

Income from operations	$74,653	$55,783	$191,035	$155,216

During the three and nine months ended September 30, 2013, American Express Corp. and State Street Bank each contributed revenues in excess of 10% of total consolidated revenues. Revenue from American Express Corp. and State Street Bank was $49.9 million and $32.0 million, respectively, during the three months ended September 30, 2013, contributing approximately 23.8% and 15.2%, respectively of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% was generated in the Application Outsourcing segment. The corresponding revenue for the three months ended September 30, 2012 from American Express Corp. and State Street Bank was $51.0 million and $30.8 million, respectively, contributing approximately 27.4% and 16.5%, respectively, of total consolidated revenues. During the nine months ended September 30, 2013, revenue from American Express Corp. and State Street Bank was $154.5 million and $95.4 million, respectively, contributing approximately 25.7% and 15.9%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment.

Approximately 76% of the revenue from State Street Bank was generated in the KPO segment and 24% in the Application Outsourcing segment. The corresponding revenues for the nine months ended September 30, 2012 from American Express Corp. and State Street Bank was $144.6 million and $90.0 million, respectively, contributing approximately 27.0% and 16.8%, respectively, of total consolidated revenues. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in KPO segment. Approximately 74% of the revenue from State Street Bank was generated in the KPO segment and 26% in the Application Outsourcing segment. At September 30, 2013 and December 31, 2012, accounts receivable from American Express Corp. were $17.4 million and $17.1 million, respectively. Accounts receivable from State Street Bank were $10.2 million and $9.8 million, respectively, as at September 30, 2013 and December 31, 2012.

13.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	$192,751	$171,813	$552,877	$495,772
India	314	561	954	1,241
Europe (3)	15,776	12,496	43,878	34,676
Rest of the World	1,030	1,537	3,769	4,441

Total revenue	$209,871	$186,407	$601,478	$536,130

	As on September, 30	As on December, 31
	2013	2012
	(in thousands)
Long-Lived Assets (4)
North America (2)	$1,723	$1,841
India	104,468	118,095
Europe (3)	82	88
Rest of the world	465	0

Total	$106,738	$120,024

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation, amortization and goodwill.

14.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5%	0.1%	0.2%	0.3%
Foreign effective tax rates different from US statutory rate	(12.1)%	(13.1)%	(11.1)%	(12.3)%
Tax reserve	(1.4)%	(0.3)%	(0.5)%	(0.1)%

Effective Income Tax Rate	22.0%	21.7%	23.6%	22.9%

The tax rate for the three and nine months ended September 30, 2013, was affected by the effective tax rate impact of change in the offshore/onshore profit mix of the Company and by certain Company facilities going out of tax holiday effective April 1, 2013.

The tax rate for the three months ended September 30, 2013, included a tax reversal of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., as against the amounts estimated earlier for the tax provisions.

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

Syntel, Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2010 and for State tax examinations for years before 2009.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended September 30, 2013, the Company recognized interest of approximately $0.06 million. The Company had accrued approximately $1.32 million and $1.40 million for interest and penalties as of September 30, 2013 and December 31, 2012, respectively.

The liability for unrecognized tax benefits was $27.60 million and $24.94 million as of September 30, 2013 and December 31, 2012, respectively. The Company has paid income taxes of $23.79 million and $20.58 million against the liabilities for unrecognized tax benefits of $27.60 million and $24.94 million, as of September 30, 2013 and December 31, 2012, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.48 million and potential tax disputes of $2.85 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India. Software development centers/units enjoy favourable tax provisions due to their registration in Special Economic Zones (SEZ), as Export Oriented Units (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOUs and certain units located in SEZ were exempt from payment of corporate income taxes on the profits generated by these units for ten years of operations or until March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next two years and for a further 50% exemption for another three years, subject to fulfilment of certain criteria. New units in SEZ that were operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfilment of certain criteria.

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

Syntel KPO STPI units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the units until March 31, 2011. During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the three months ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai. The Syntel KPO entity has started operation in the new SEZ unit in the Syntel Pune SEZ.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.50 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.77 million.

Syntel India received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT (A)”) against the demands raised by the Income Tax Officer in respect of certain matters relating to the financial years 1996-97, 1997-98, and 2000-01. The contention of Syntel India was partially upheld by the CIT (A). Syntel India further appealed with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT (A). Syntel India received favourable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department filed a review petition before the Bombay High Court that was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.45 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.71 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). The appeals by Syntel India and the Income Tax Department have been scheduled for hearing before the ITAT in the near future. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT (A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which the CIT(A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Bombay High Court dismissed the Income Tax Department appeal. The Income Tax Department filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before the ITAT on December 4, 2013. For the financial year 2006-07, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with the CIT (A) that partially upheld Syntel India’s contentions. Syntel India filed a further appeal with the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department filed a further appeal for the amounts allowed by the CIT (A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT in the near future. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2012, the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed a further appeal for the amounts allowed by the CIT (A). The Appeal is scheduled for hearing on January 15, 2014. For the Financial Year 2008-09, the Income Tax Department has decided against Syntel India with respect to a particular tax position and the Company has filed an appeal with the CIT (A). On August 14, 2013 the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department may file a further appeal for the amounts allowed by the CIT (A).

For the financial year 2006-07, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax department filed a further appeal for the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on April 19, 2014. For the financial years 2007-08 and 2008-09, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). The Syntel KPO entity’s appeal for the financial year was not allowed by the CIT (A). The Syntel KPO entity has filed a further appeal with the ITAT for the amounts not allowed by the CIT (A).

For the financial year 2007-08, the Income Tax Department also decided against SIPL with respect to a particular tax position and SIPL filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT (A) wherein the contention of SIPL was upheld. Also, High Court orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and the recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012. The Income Tax Department filed a further appeal to the ITAT for the amounts allowed by the CIT (A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Syntel Europe has accumulated losses, to be carried forward and set off against future taxable income of $2.02 million and $1.96 million as of September 30, 2013 and December 31, 2012, respectively. Accordingly, Syntel Europe has deferred tax assets of $0.44 million and $0.43 million for the accumulated losses as of September 30, 2013 and December 31, 2012, respectively. In view of continued losses from operations, Syntel Europe has created a valuation allowance of $0.44 million and $0.43 million as of September 30, 2013 and December 31, 2012, respectively.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, were approximately $6.21 million as of September 30, 2013.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S.

Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2013, the Company would have accrued taxes of approximately $191.4 million.

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

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.46 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid order. In view of the aforesaid order, the disputed and potential disputed service tax amount is $5.52 million. During the quarter ended March 31, 2013, the Syntel KPO entity received a service tax refund for the period October–December 2011 and January – March 2012 of $0.16 million and $0.13 million, respectively.

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

SIPL regularly files service tax returns and filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for a service tax demand of approximately $2.04 million. The Company filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department passed an order dated February 11, 2013 confirming the said demand. The total demand, including penalty amounts, was raised to $3.95 million. In addition to this amount, annual interest at 18%, calculated on a daily basis on the outstanding demand, is payable. SIPL filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of demand. The CESTAT allowed SIPL’s appeal, set aside the demand and directed the Commissioner to make a fresh examination. In view of the above, SIPL has defended the demand raised by the Commissioner and is in a strong position to defend the same in a fresh examination, if any. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. Accordingly, no provision has been made in the Company’s books.

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

The impact of the tax rate changes for the quarters ended June 30, 2013 and September 30, 3013 has been considered. Accordingly, there is an additional one time deferred tax credit of $0.4 million on the financial statements of the Company and an additional charge of $0.5 million and $0.6 million for the quarters ended June 30, 2013 and September 30, 2013, respectively.

The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII’) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CCI of 886 for Financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the Financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013.

Local Taxes

For the nine months and three month periods ended September 30, 2013, the Company has recorded an additional local tax liability of approximately $0.24 million and $0.03 million, respectively (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2012, the Company had recorded a local tax liability of approximately $4.3 million, equal to $2.7 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. Accordingly, MAT is recognized as deferred tax assets. The MAT Credit as of September 30, 2013 of $17.69 million shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.21
2018-19	0.29
2019-20	2.44
2020-21	5.22
2021-22	0.84
2022-23	5.14
2023-24	3.55

17.69

15.	LEGAL EXPENSES, EXPOSURES AND CONTINGENCIES

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at September 30, 2013 and December 31, 2012.

The Company is in litigation with one former customer for which certain IT services had been performed. There is a dispute regarding the IT services performed. The contract with the former customer contains a limitation of liability clause that limits the Company’s liability to the amount of the holdback the former customer has retained, amounting to approximately $0.3 million. The Company believes it has meritorious defences against any claim of liability and will vigorously defend any such claim if raised. The Company does not believe this matter will have a material impact on the consolidated financial statements.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended September 30, 2013 and 2012 was $1.15 million and $0.94 million, respectively, including a charge for restricted stock. For the nine months ended September 30, 2013 and 2012, the share-based compensation expense recognized was $3.32 million and $2.72 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2012, 2011 and for the nine months ended September 30, 2013, the Company issued restricted stock awards of 108,828, 91,364 and 93,528, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2011, 2012 and for the nine months ended September 30, 2013 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of revenues	$363	$311	$982	$859
Selling, general and administrative expenses	790	633	2,338	1,866

	$1,153	$944	$3,320	$2,725

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Nine Months Ended September 30,
	2013	2012
Assumptions:
Risk free interest rate	1.38%	0.72%
Expected life	5.00	5.00
Expected volatility	51.07%	55.93%
Expected dividend yield	0.0%	0.38%

The Company’s computation of expected volatility for the nine months ended September 30, 2013 and 2012 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

17.	VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.4 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $6.2 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively.

The amounts accrued for unutilized earned leave are $20.1 million and $17.9 million as of September 30, 2013 and December 31, 2012, respectively, and are included within Accrued payroll and related costs.

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

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended September 30, 2013 and 2012 was $0.8 million and $1.0 million, respectively, and for nine months ended September 30, 2013 and 2012 was $2.5 million and $2.8 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $8.7 million and $8.2 million as of September 30, 2013 and December 31, 2012, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the nine months ended September 30, 2013 and 2012 was $2.2 million and $1.8 million, respectively.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 13.6% and 14.1% of the Company’s total revenues for three months ended September 30, 2013 and 2012, respectively and 14.2% and 14.3% for the nine months ended September 30, 2013 and 2012, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 - Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2013:

	(In Millions)
	Level 1	Level 2	Level 3	Total

Short Term Investments-Available for Sale Securities	$140.1	$—	$—	$140.1

Term Deposits	—	290.8	—	290.8

Fair Value of Foreign Exchange Forward Contracts	—	(4.0)	—	(4.0)

Total Assets Measured at Fair Value	$140.1	$286.8	$—	$426.9

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012:

	(In Millions)
	Level 1	Level 2	Level 3	Total

Short Term Investments-Available for Sale Securities	$60.6	$—	$—	$60.6
Term Deposits	—	266.1	—	266.1

Total Assets Measured at Fair Value	$60.6	$266.1	$—	$326.7

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

21.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of September 30, 2013 and December 31, 2012.

	(In Millions)
Balance Sheet Item	As of September 30, 2013	As of December 31, 2012
Cash & Cash Equivalents	$31.1	$18.0
Short Term Investments	288.4	266.1
Non Current Assets	2.4	—

Total	$321.9	$284.1

22.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02- Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment. This Accounting Standards Update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of Accounting Standards Update 2012-02 did not have any significant impact on the Company’s financial statement disclosures.

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

ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists,” was issued on July 18, 2013. Under this guidance, an unrecognized tax benefit, or a portion of one, must be presented in the statement of financial position as a reduction of a deferred tax asset for a net operating loss (NOL) carry forward or a tax credit carry forward – except to the extent a NOL or tax-credit carry forward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the entity does not intend to use the deferred tax asset for such purposes. In these situations, the unrecognized tax benefit would be presented as a liability and not combined with deferred tax assets.

The guidance requires no new disclosures and should be applied prospectively for public entities for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption and adoption on a retrospective basis are permitted. The requirements of this ASU and it’s impact on the Company are being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Applications Outsourcing, Knowledge Process Outsourcing (“KPO”), e-Business and TeamSourcing business segments. Net revenues for the three months ended September 30, 2013 increased to $209.9 million from $186.4 million for the three months ended September 30, 2012, representing a 12.6% increase. Net revenues for the nine months ended September 30, 2013 increased to $601.5 million from $536.1 million for the nine months ended September 30, 2012, representing a 12.2% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare; Insurance; Manufacturing; Retail; Logistics and Telecom has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of September 30, 2013 increased by 12.9% to 16,800 employees as compared to 14,876 employees as of September 30, 2012. However, the growth in revenues was not commensurate with the growth in the billable headcount. This is primarily because of a lower utilization of onsite resources. As of September 30, 2013, the Company had approximately 80.8% of its billable workforce in India as compared to 81.0% as of September 30, 2012. The Company’s top five clients accounted for 62.5% of the total revenues in the three months ended September 30, 2013, down from 63.9 % of its total revenues in the three months ended September 30, 2012. The Company’s top five clients accounted for 64.3% of the total revenues in the nine months ended September 30, 2013, up from 63.7% of its total revenues in the nine months ended September 30, 2012. Moreover, the Company’s top 10 clients accounted for 76.2% of the total revenues in the three months ended September 30, 2013 as compared to 78.1% in the three months ended September 30, 2012. The Company’s top 10 clients accounted for 77.8% of the total revenues in the nine months ended September 30, 2013 as compared to 78.1% in the nine months ended September 30, 2012. The Company’s top 3-30 clients accounted for 54.5% of the total revenues in the three months ended September 30, 2013, up from 50.5% of its total revenues in the three months ended September 30, 2012. The Company’s top 3-30 clients accounted for 52.6% of the total revenues in the nine months ended September 30, 2013, up from 50.7% of its total revenues in the nine months ended September 30, 2012.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 53.4% of total revenue for the three months ended September 30, 2013, from 54.5% for the three months ended September 30, 2012. The 1.1% decrease in cost of revenues, as a percent of revenues, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees and increased benefits costs in the third quarter of 2013. Salary increases are discretionary and determined by management.

The cost of revenues decreased to 56.9% of total revenue for the nine months ended September 30, 2013, from 57.1% for the nine months ended September 30, 2012. The 0.2% decrease in cost of revenues, as a percent of revenues, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees and increased benefits costs.

Applications Outsourcing Revenues. Applications Outsourcing revenues increased to $162.2 million for the three months ended September 30, 2013 or 77.3% of total revenues, from $140.5 million, or 75.4 % of total revenues for the three months ended September 30, 2012. The $21.7 million increase was attributable primarily to revenues from new engagements contributing $95.7 million, largely offset by $71.2 million in lost revenues as a result of project completion and a $2.8 million net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2013 increased to $461.7 million, or 76.8% of total revenues, from $401.8 million or 74.9% of total revenues for the nine months ended September 30, 2012. The $59.9 million increase for the nine months ended September 30, 2013 was attributable primarily to revenues from new engagements of $250.0 million, largely offset by $140.5 million in lost revenues as a result of project completion and a $49.6 million net decrease in revenues from existing projects.

Applications Outsourcing Cost of Revenues. Applications Outsourcing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Applications Outsourcing cost of revenues decreased to 56.8% of total Applications Outsourcing revenues for the three months ended September 30, 2013, from 57.9% for the three months ended September 30, 2012. The 1.1% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees and increased benefits costs in the third quarter of 2013. Salary increases are discretionary and determined by management.

Applications Outsourcing cost of revenues for the nine months ended September 30, 2013 increased to 60.9% of total Applications Outsourcing revenues, from 60.7% for the nine months ended September 30, 2012. The 0.2% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs partially offset by rupee depreciation and a decrease in travel expenses.

KPO Revenues. KPO revenues increased to $32.0 million for the three months ended September 30, 2013, or 15.2% of total revenues, from $27.9 million, or 15.0 % of total revenues for the three months ended September 30, 2012. The $4.1 million increase was attributable primarily to revenues from new engagements contributing $3.6 million and a $0.8 million net increase in revenues from existing projects, largely offset by $0.3 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2013 increased to $92.7 million, or 15.4% of the total revenues, from $81.5 million or 15.2% of the total revenues for the nine months ended September 30, 2012. The $11.2 million increase was attributable primarily to revenues from new engagements contributing $7.7 million and a $5.9 million net increase in revenues from existing projects, largely offset by $2.4 million in lost revenues as a result of project completion.

KPO Cost of Revenues. KPO cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. KPO cost of revenues decreased to 34.5% of total KPO revenues for the three months ended September 30, 2013, from 37.0% for the three months ended September 30, 2012. The 2.5% decrease in cost of revenues, as a percent of total KPO revenues for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees and increased benefits costs and customer claims in the third quarter of 2013. Salary increases are discretionary and determined by management.

KPO cost of revenues for the nine months ended September 30, 2013 decreased to 36.1% of KPO revenues, from 37.7% for the nine months ended September 30, 2012. The 1.6% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses partially offset by increases in headcount, salary increases for offshore and onsite employees, and increased benefits costs, and customer claims.

e-Business Revenues. E-Business revenues decreased to $13.5 million for the three months ended September 30, 2013, or 6.5% of total revenues from $14.0 million for the three months ended September 30, 2012, or 7.5% of total revenues. The $0.5 million decrease was attributable primarily to $3.2 million in lost revenues as a result of project completion and a 0.2 million net decrease in revenues from existing projects, largely offset by a $2.9 million increase in revenues from new engagements. The revenues for the nine months ended September 30, 2013 decreased to $38.1 million, or 6.3% of total revenues, from $41.6 million or 7.8% of total revenues for the nine months ended September 30, 2012. The $3.5 million decrease was attributable primarily to $5.7 million in lost revenues as a result of project completion and a 3.5 million net decrease in revenues from existing projects, largely offset by a 5.7 million increase in revenues from new engagements.

e-Business Cost of Revenues. e-Business cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. E-Business cost of revenues increased to 56.5% of total e-Business revenues for the three months ended September 30, 2013, from 54.3% for the three months ended September 30, 2012. The 2.2% increase in cost of revenues for the three months ended September 30, 2013, as a percent of total e-Business revenues, as compared to the three months ended September 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs partially offset by rupee depreciation and a decrease in travel expenses in the third quarter of 2013. Salary increases are discretionary and determined by management.

e-Business cost of revenues for the nine months ended September 30, 2013 decreased to 58.2% of total e-business revenues, from 59.8% for the nine months ended September 30, 2012. The 1.6% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was attributable primarily to rupee depreciation and a decrease in travel expenses partially offset by increases in headcount, salary increases for offshore and onsite employees, increased benefits costs.

TeamSourcing Revenues. TeamSourcing revenues decreased to $2.2 million for the three months ended September 30, 2013, or 1.0% of total revenues, from $4.0 million, or 2.1% of total revenues for the three months ended September 30, 2012. The $1.8 million decrease was attributable primarily to a $1.4 million decrease in revenues from existing projects and $1.2 million in lost revenues as a result of project completion and conversion of staffing engagements into Syntel managed engagements, largely offset by $0.8 million increase in revenues from new engagements and revenue from the Skillbay web portal, which helps clients of Syntel with their supplemental staffing requirements. The revenues for the nine months ended September 30, 2013 decreased to $8.9 million, or 1.5% of total revenues, from $11.2 million or 2.1% of total revenues for the nine months ended September 30, 2012. The $2.3 million decrease was attributable principally to $2.7 million decrease in revenues from existing projects and $1.2 million decrease in revenue from project completion, largely offset by $1.6 million increase in revenues from new engagements.

TeamSourcing Cost of Revenues. TeamSourcing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. TeamSourcing cost of revenues increased to

62.2% of total TeamSourcing revenues for the three months ended September 30, 2013, from 55.8% for the three months ended September 30, 2012. The 6.4% increase in cost of revenues, for the three months ended September 30, 2013, as a percent of total TeamSourcing revenues, as compared to the three months ended September 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs, partially offset by rupee depreciation and a decrease in travel expenses in the third quarter of 2013. Salary increases are discretionary and determined by management.

TeamSourcing cost of revenues for the nine months ended September 30, 2013 increased to 63.3% of total TeamSourcing revenues, from 58.4% for the nine months ended September 30, 2012. The 4.9% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees, increased benefits costs partially offset by rupee depreciation and a decrease in travel expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2013 were $23.1 million or 11.0% of total revenues, compared to $29.0 million or 15.6% of total revenues for the three months ended September 30, 2012.

Selling, general and administrative expenses for the three months ended September 30, 2013 were impacted by an increase in revenue of $23.5 million that resulted in a 1.4% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to a decrease in corporate expenses of $6.9 million primarily on account of foreign exchange gain, decrease in facility related cost of $0.4 million, decrease in benefits of $0.2 million and other expenses of $0.1 million partially offset by increase in compensation due to increases in headcount and increased bonus provisions of $1.2 million, travel expenses of $0.3 million and other expenses of $0.2 million.

Selling, general, and administrative expenses for the nine months ended September 30, 2013 were $68.0 million or 11.3% of total revenues, compared to $74.9 million or 14.0% of total revenues for the nine months ended September 30, 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were impacted by an increase in revenue of $65.3 million resulting in a 1.4% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to a decrease in corporate expenses of $11.5 million due to foreign exchange gain of $11.0 million and other expenses of $0.5 million, decrease in facility related cost $0.2 million, decrease in benefits of $0.7 million and other expenses of $0.1 million partially offset by increase in compensation due to increases in headcount and increased bonus provisions of $4.6 million, travel expenses of $0.4 million, increase in immigration expenses of $0.2 million, increase in contract expenses of $0.2 million and other expenses of $0.2 million.

Other Income (Expense), Net. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and hedging transactions.

Other income for the three months ended September 30, 2013 was $1.6 million or 0.7% of total revenues, compared to $10.0 million or 5.3% of total revenues for the three months ended September 30, 2012. The decrease in other income of $8.4 million was attributable to an increase in forward contract loss of $7.1 million, decrease in interest income of $0.4 million and decrease in gain on sale of assets of $0.9 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other income for the nine months ended September 30, 2013 was $9.6 million or 1.6% of total revenues, compared to $20.7 million or 3.9% of total revenues for the nine months ended September 30, 2012. The decrease in other income of $11.1 million was attributable to an increase in forward contract loss of $11.0 million and a decrease in the gain on sale of assets of $0.9 partially offset by an increase in mutual fund gain of $0.8 million.

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

During the three months ended September 30,2013 and 2012, the effective income tax rates were 22.0% and 21.7%, respectively. During the nine months ended September 30, 2013 and 2012, the effective income tax rates were 23.6% and 22.9%, respectively. The tax rate for the three and nine months ended September 30, 2013 was affected by the effective tax rate impact of change in the offshore/onshore profit mix of the Company and by certain Company facilities going out of tax holiday effective April 1, 2013.

The tax rate for the three months ended September 30, 2013 included a tax reversal of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., as against the amounts estimated earlier for the tax provisions.

Other Comprehensive Income (Loss)

The Other Comprehensive Income (Loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three and nine months ended September 30, 2013 the Other Comprehensive Loss amounted to $29.1 million and $81.8 million, respectively, primarily attributable to foreign currency translation adjustments of $27.4 million and $75.3 million, for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2012 the Other Comprehensive income amounted to $37.3 million and $5.7 million, respectively, primarily attributable to foreign currency translation adjustments of $35.9 million and $6.4 million, respectively.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $150.24 million at September 30, 2013 from $86.7 million at September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As of September 30, 2013, the total cash and cash equivalent and short term investment balance was $578.7 million. Out of the above, an amount of $520.4 million was held by Indian subsidiaries which was composed of an amount of $88.8 million held in US dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $114.5 million for the nine months ended September 30, 2013. Net cash generated by operating activities was $124.3 million for the nine months ended September 30, 2012. The number of days sales outstanding in net accounts receivable was approximately 54 days and 52 days as of September 30, 2013 and 2012, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2012.

Net cash used in investing activities was $162.6 million for the nine months ended September 30, 2013, consisting principally of $13.9 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $251.3 million and the purchase of term deposits with banks of $232.8 million, largely offset by $162.1 million from sales of mutual funds and $173.2 million from maturities of term deposits with banks. Net cash used in investing activities was $133.2 million for the nine months ended September 30, 2012, consisting principally of $22.9 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $204.3 million and purchase of term deposits with banks of $145.0 million, largely offset by $152.6 million from sales of mutual funds, $84.9 million from maturities of term deposits with banks and $1.5 million from the sale of assets.

Net cash generated by financing activities was $97.0 million for the nine months ended September 30, 2013 consisting principally of proceeds from a loan and borrowing of $150.0 million offset by repayment of a loan and borrowing of $53.0 million. Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2012, consisting principally of $7.5 million in dividends paid out and partially offset by excess tax benefits on stock-based compensation plans of $0.6 million during the nine months.

During the quarter ended December 31, 2012, Syntel utilized the full Line of Credit with JPMorgan Chase Bank NA of $50 million and it was repaid in full on May 23rd, 2013.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three year term loan facility of $60 million and a three year revolving credit facility of $90 million. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As at September 30, 2013, the interest rate was 1.51% for the three year revolving credit facility and was 1.76% for the three year term loan facility.

Principal payments on the term loan are due every quarter and during the three and nine months ended September 30, 2013 principal payments of $1.5 million and $3.0 million have been made, respectively. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of September 30, 2013, the Company was in compliance with all debt covenants.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2013 and 2012 revenues from time and material contracts remained same at 62% of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2013 and 2012, revenues from fixed price application management and support engagements constituted 28% and 26% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2013 and 2012, revenues from fixed price development contracts constituted 10% and 12% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As at September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $2.0 million and $2.2 million, respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at September 30, 2013 and December 31, 2012.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and cash equivalents	$150,240	$94,622
Short term investments	428,501	326,653

Total	$578,741	$421,275

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

During the three months ended September 30, 2013, the Indian rupee has depreciated against the U.S. dollar by 11.48% as compared to the three months ended June 30, 2013. This rupee depreciation positively impacted the Company’s gross margin by 2.56%, operating income by 3.64% and net income by 3.75%, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 42.8% and 85.7% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $27.39 million during the three months ended September 30, 2013, which has been reported as Other Comprehensive Income/(Loss).

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended September 30, 2013, but these contracts do not have a material impact on the financial statements.

During the quarter ended September 30, 2013, the Company entered into foreign exchange forward contracts amounting to $13 million to hedge part of its revenues. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $101 million as of September 30, 2013. The outstanding foreign exchange forward contracts as of September 30, 2013 mature in three months. The fair value of the foreign exchange forward contracts and of currency options in the amount of $4 million is reflected in other current liabilities in the balance sheet of the Company as of September 30, 2013. Net gains/(losses) on foreign exchange forward contracts are included under the heading ‘Other Income’ in the Statement of Comprehensive Income for the three months ended September 30, 2013 and amounted to a $5.57 million loss.

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

SYNTEL, INC.

Date :	November 6, 2013	/s/ Prashant Ranade
Prashant Ranade,
Chief Executive Officer and President (principal executive officer)

Date :	November 6, 2013	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase