Form 10-K
period 2013-12-31
SYNTEL INC
filed 2014-02-28
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2013, based on the last sale price of $62.87 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $981,353,422.

As of February 12, 2014, the Registrant had 41,759,893 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on or about June 3, 2014 are incorporated by reference into Part III hereof.

SYNTEL INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

References herein to the “Company” or “Syntel” refer to Syntel, Inc. and its subsidiaries worldwide on a consolidated basis.

FORWARD-LOOKING STATEMENTS

Certain statements and information set forth in this report on Form 10-K, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding the Company’s liquidity and capital resources could be construed as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward-looking statements. Such forward-looking statements are based on management’s current estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements, including, without limitation, the risks and uncertainties detailed in “Item 1A, Risk Factors,” of this Form 10-K.

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

Applications Outsourcing covers the lifecycle of software applications, including development, maintenance, testing, migration, infrastructure services and cloud computing. Syntel leverages its proprietary methodologies, processes and tools to assimilate the customer’s business process and technology system knowledge to develop and deliver customized services. Applications Outsourcing services accounted for approximately 77%, 75% and 75% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Knowledge Process Outsourcing includes provision of outsourced solutions for knowledge and business processes. Syntel is focused on high-value, domain-intensive KPO solutions (as opposed to low-value, capital-intensive voice-based services).

Syntel uses a proprietary tool called Identeon™ to assess business processes and identify processes suitable for outsourcing. Syntel focuses on middle and back-office business processes of the transaction cycle in capital markets, banking, healthcare and insurance industries. Syntel’s insurance KPO services include claims processing and policy administration. Its banking and capital markets KPO services cover investment management operations including brokerage, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management. KPO services for healthcare and life sciences include records management, clinical data management and claims solutions. KPO accounted for approximately 15% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011.

e-Business services include advanced technology services in the areas of architecting, implementing and maintaining, Web Solutions, Data Warehousing, Business Intelligence, Enterprise Application Integration (EAI), Business Process Management (BPM) and Enterprise Resource Planning (ERP) solutions. It also includes emerging technologies like mobility, Enterprise Data Management and Big Data Analytics. The Company has developed capabilities on leading technology platforms/products in the above areas to provide implementation, deployment and maintenance solutions for its clients. e-Business accounted for approximately 6%, 8% and 8% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

TeamSourcing covers professional information technology consulting services provided by individual professionals and teams of professionals dedicated to assisting customer information technology departments with systems projects and ongoing functions. TeamSourcing accounted for approximately 1%, 2% and 2% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Syntel provides services to several Global 2000 companies in the financial services, healthcare and life sciences, insurance, manufacturing, retail, logistics and telecom industries.

During 2013, the Company provided services to 120 customers in the U.S. and Europe. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its vertical expertise, breadth of service and cultural alignment are important decision factors in the Company being chosen as a preferred vendor. The Company has a two-pronged sales approach focused on “farming” its existing clients by cross-selling other services and “hunting” for new accounts using a dedicated sales team.

The Company believes its human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2013, Syntel’s worldwide billable headcount consisted of 16,876 professionals providing professional services to Syntel’s customers.

Over its 33-year history, Syntel has developed intellectual capital in the form of proven methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes.

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

Global 2000 companies are faced with a dual challenge:

•	Manage costs of existing Information Technology (IT) and Business Operations – maintain and improve service levels at lower costs; and

•	Invest in new technologies (cloud, big data, business intelligence and analytics) to drive greater competitiveness in the core business.

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

The companies best positioned to benefit from the services globalization megatrend have access to a pool of skilled technical professionals, proven ability to manage IT and KPO programs, robust methodologies for managing transition, projects and risk, low-cost offshore software development facilities and operational scalability to meet customer growth requirements.

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

COMPETITIVE ADVANTAGES

Syntel has developed mature processes to handle large, complex assignments and efficiently deliver higher quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s global delivery model, “customer for life” philosophy, vertical domain expertise, and end-to-end service offerings, intellectual capital and fixed-priced and fixed-time frame approach are key competitive advantages.

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

The Global Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery. Benefits to the client include responsive delivery based on an in-depth understanding of the specific processes and needs of the client, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, scalability, and cost-effectiveness. Syntel has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and in Manila, Philippines and a support center in Cary, North Carolina. The Company has offsite locations in Phoenix, Arizona, Memphis, Tennessee, Nashville, Tennessee and Sparks, Maryland in the U.S. to support the Company’s Global Delivery Model.

Customers for Life: The Company recognizes that its best source for new business opportunities comes from existing customers and believes its superior customer service is a differentiating factor resulting in Syntel’s high rate of repeat business. At engagement initiation, Syntel’s services are based on expertise in the software life cycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer’s business processes, applications and industry, Syntel gains a competitive advantage to perform additional higher-value services for that customer.

Deep Industry Expertise: Syntel’s mission is to “create new opportunities for its clients by harnessing its talent, passion and innovation.” The Company is focused on developing a good understanding of the client’s business to drive new opportunities to improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services. The Company’s domain expertise extends to multiple verticals, with particular strength in financial services, insurance and healthcare. For the year ended December 31, 2013, the Company’s breakdown by industry vertical for financial services, healthcare, insurance, manufacturing, and retail and others was 51%, 17%, 15%, 4% and 13%, respectively.

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

Intellectual Capital: Over its 33-year history, Syntel has developed a proven set of methodologies, practices, tools and technical expertise for the development and management of its customers’ information systems and business processes.

The intellectual capital includes methodologies, automated tools and reusable components. The Company believes its intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services on a timely and cost-effective basis.

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

Fixed-Price and Fixed-Time Frame: Syntel has historically performed part of its services on a fixed-price, fixed-time frame basis, which the Company believes aligns its objectives with those of its clients. The Company believes its ability to offer fixed-price and fixed-time frame processes is an important competitive differentiator in the marketplace. The Company leverages its domain expertise, skilled technical resources and proprietary tools and methodologies to deliver to customer expectations on these engagements.

BUSINESS STRATEGY

The Company’s objective is to become a strategic partner with its customers in managing the full IT/KPO services lifecycle. The Company plans to continue to pursue the following strategies to achieve this objective:

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of the Company’s services are delivered from offshore delivery locations. Measured by billable headcount, approximately 80% of services were delivered from offshore centers as of December 31, 2013 and as of December 31, 2012.

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

Expand Customer Base and Role with Current Customers. The Company’s emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, healthcare, insurance, retail and other industries. The Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

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

SERVICE OFFERINGS

Syntel provides a broad range of services to its customers through its Applications Outsourcing, e-Business, KPO and TeamSourcing service offerings.

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

For the years ended December 31, 2013, 2012 and 2011, Applications Outsourcing and e-Business combined accounted for approximately 83% of the Company’s total revenues, and TeamSourcing represented approximately 1%,2% and 2% of the Company’s total revenues, respectively. Revenues from the KPO segment were approximately 15% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. During 2013, more than 97% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India were assessed at the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) – Level 5. Syntel is also an ISO 9001:2008 and ISO 27001:2005 certified company and has achieved SSAE 16 Type II Certification.

During 2013, Syntel also earned a host of media and industry awards, including:

•	#20 “America’s Best Small Companies” by Forbes

•	#8 “20 Fast Growing Tech Stars” by Forbes

•	#31 in IAOP “Global Outsourcing 100” list

•	Top 20 healthcare service provider

•	Top 20 financial services provider

•	Top 20 insurance service provider

•	Top 20 for transaction processing services for financial services clients

•	#10 on Gartner’s list of Top India-based IT Services Providers

•	Ranked among the top performing 344 public companies by Harvard Business Review

•	#2 on the Top 25 Southeast Michigan IT Companies list by Crain’s Detroit Business

•	#44 on the Solution Provider 500 list by CRN

Applications Outsourcing

Syntel provides high-value application management services for ongoing management, development and maintenance of business applications. Through Applications Outsourcing, the Company assumes responsibility for, and manages, applications support functions of the customers. The Global Delivery Service is central to Syntel’s delivery of Applications Outsourcing services. It enables the Company to respond to customers’ needs for ongoing service and flexibility and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission-critical applications.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the financial services, healthcare, insurance, manufacturing, retail and other industries. In 2013, the Company provided services to 132 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2013, 2012 and 2011, the Company’s top ten customers accounted for approximately 77%, 78% and 77% of the Company’s total revenues, respectively. The Company’s three largest customers in 2013 contributed approximately 25%, 16% and 8%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2013, 2012 and 2011 was American Express, accounting for approximately 25%, 27% and 27% of the total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Further, the Company’s second-largest customer, State Street Bank, contributed approximately 16%, 17% and 17% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

GLOBAL DELIVERY SERVICE

Syntel executes its projects using a Global Delivery Model (GDM). The three principal elements of the Global Delivery Model are

•	Onsite at client location

•	Offsite at Syntel locations in the respective markets (North America and Europe)

•	Offshore at Syntel Global Delivery Centers (GDC)

Each element of the GDM delivers specific value to the client. The onsite presence enables direct engagement with client IT and business teams and is particularly suited for the program management, transition, requirements definition and user acceptance phases, which require continuous client engagement. The offsite model is suited for project phases which require frequent client interactions for deliverable reviews like project plan, approach, functional design, technical design and test plans. The offshore model is best suited to the build, test and maintain phases of IT projects and provides improved scalability and access to deep technical expertise from offshore-based practice teams and centers of excellence.

Syntel has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and in Manila, Philippines and a support center in Cary, North Carolina. The Company has offsite locations in Phoenix, Arizona, Memphis, Tennessee, Nashville, Tennessee and Sparks, Maryland in the U.S. to support the Company’s Global Delivery Model.

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

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Minneapolis, Minnesota; New York, New York; Troy, Michigan; Sparks, Maryland; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany; Dublin, Ireland; and Sydney, Australia.

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

The Company’s current marketing initiatives include online advertising, webinars, sponsorship and attendance of events and conferences, direct email and calling campaigns, publication of white papers, case studies and public relations activities. The target audience for marketing campaigns is senior leadership and decision makers in IT and Operations for Global 2000 companies.

Syntel’s marketing group manages subscriptions to various market research databases and provides support to the sales team to develop client proposals and presentations.

The marketing team interacts with independent agencies like the National Association of Software and Services Companies (NASSCOM), CIO Magazine, IDC Financial Insights, Global Services Media, Healthcare Informatics and the International Association of Outsourcing Professionals (IAOP) which conduct surveys and publish ratings of service providers in various categories. Syntel was mentioned in several notable publications in 2013.

Syntel’s marketing team maintains ongoing relationships with leading market analyst firms such as Gartner and Forrester Research to ensure that analysts have a good understanding of Syntel’s offerings and positioning.

The marketing team has established partnerships with product companies across multiple technologies. These product partnerships enable Syntel to enhance its technology capability footprint in the marketplace.

The marketing team engages with sourcing advisory firms like Avasant, KPMG, Deloitte, Information Services Group, International Data Corporation (IDC) and Everest Group.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2013, the Company globally had 23,652 full-time employees including a billable headcount of 16,876 providing a wide range of Information Technology and Knowledge Process Outsourcing professional services to Syntel’s customers.

A majority of the Company’s professional employees have a Bachelor of Technology / Science / Commerce degree or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to account / engagement managers and senior IT and business process professionals with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business and knowledge processes, and proficient in a variety of computer programming languages, software tools, database management systems, networks, information security, business intelligence, Enterprise Resource Planning (ERP), Customer Relationship Management(CRM), Enterprise Application Integration (EAI), Product Lifecycle Management(PLM), testing, investment operations, asset management and financial services.

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

Among the other recruiting techniques which are extensively used are, placement of advertisements on its own web site and popular job boards, newspapers and trade magazines, employee referral programs, partnering with and recruiting on university campuses and participating in job fairs. In addition, Syntel has also developed a large database of talent pipeline hosted on the Company’s HRMS system, which has an automated workflow for managing the phases of talent fulfillment and recruiting. This system enhances the ability of the Company’s recruiters to select appropriate candidates and manage the interview, selection and offer process through a streamlined workflow.

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

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Company’s culture. Detailed business discussions are conducted, spanning across the organization flowing upwards from supervisor/manager level to leadership team. Talent summaries, short-term and long-term talent plans and future leadership identification are executed as part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees, and seeks to meet their career goals over a long-term planning horizon.

Apart from the knowledge and skills that are critical for each position, the Company measures personal attributes and Syntel Values, which are fundamental for any employee. The five core Values which each Syntel employee embodies are tested during the selection itself. These five Values are Simple, Speed, Smart, Synergy and Stretch, where integrity is the foundation underlying the above core values. The values are also reinforced during the appraisal process, which imparts great significance to the values scores. Each of these values is well defined, and assessors are coached on how to gauge them at various levels.

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, short-term and long-term bonus plans, medical insurance, dental options, a vision eye-care program, life insurance, long-term and short-term disability options, a 401(k) plan and a tuition subsidy plan.

Training: The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable talent pool of qualified IT and KPO professionals. To empower our employees to live our Mission, Syntel introduces new training modules periodically, with the core dimensions of training being Technical, Functional, Domain and Management. Syntel employees are sponsored for certifications in these areas.

Syntel management training programs cover the management of projects, engagements and business processes. For over a decade, Syntel has been certified as a “Registered Education Provider” by the Project Management Institute (PMI) in the United States. Project management training is imparted internally by Syntel as per PMI guidelines.

The Company’s domain training programs cover Insurance and Healthcare training in Property and Casualty, Life and Annuities, and Payer and Provider areas as per AICPCU/IIA, LOMA and AHIP guidelines. All other domain training is tailored as per market needs, and employees undergo various levels of training based on competencies.

Syntel’s technology training programs cover languages, databases, operating systems, application servers, portal builders, infrastructure library management (ITIL) and packaged tools in the Enterprise Resource Planning (ERP), Enterprise Application Integration (EAI) and Business Intelligence (BI) arenas. Training is delivered by instructor-led classroom sessions, or on-line via e-Learning programs on Syntel’s e-Learning subscription sites. The training team runs a variety of functional training programs which are process specific, such as Capital Markets training, Fund Accounting training, Transaction Processing and others.

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

Syntel has very clearly laid out its Goal, Mission and Values to its employees. These statements are simple to understand and are very well defined, communicated and reinforced through management communication (town halls / e-mails / print collateral), induction programs, quizzes, rewards and recognitions programs and celebration of successes. The Company also reinforces its Mission and Values through special programs like the Syntel Star Awards, Values Awards and Innovation Awards which create tremendous response, along with phenomenal business results.

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the client and scope of services. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies and contract programming companies. The Company’s most direct competitors in IT include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies, companies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO, the Company primarily competes with other offshore KPO vendors including Genpact, HCL, Wipro Technologies, WNS and with offshore captive units established by client organizations. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

AVAILABLE INFORMATION

Syntel makes available free of charge, through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The URL for Syntel’s web site is www.syntelinc.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION

Bharat Desai	61	Chairman and Director

Prashant Ranade	61	Chief Executive Officer, President and Director

Amit Chatterjee	47	Senior Vice President, Europe Head

Sanjay Garg	47	Senior Vice President, Chief Executive Officer, State Street Syntel Services Private Limited

Arvind S. Godbole	56	Chief Financial Officer and Chief Information Security Officer

Anil Jain	55	Senior Vice President, Insurance Business Unit Head

Rakesh Khanna	51	Chief Operating Officer

Daniel M. Moore	59	Chief Administrative Officer, General Counsel and Secretary

V. S. Raj	50	Senior Vice President, Banking & Financial Services Business Unit Head

Nitin Rakesh	42	President—Americas, Business Development and Nearshoring Center

Raja Ray	51	Senior Vice President, Retail, Logistics and Telecom Business Unit

Murlidhar Reddy	44	Senior Vice President of Operations, Healthcare and Life Sciences Business Unit Head

Avinash Salelkar	51	Vice President, Manufacturing and PLM & ES Business Unit Head

Rajesh Save	48	Vice President, Global Head – Human Resources and Head – Administration

Bharat Desai is a co-founder of the Company and serves as its Chairman of the Board and as a director. He served as the Company’s Chief Executive Officer from the Company’s formation through February 2009 and has been the Chairman of the Company’s Board of Directors since February 1999.

Prashant Ranade was appointed Chief Executive Officer and President of the Company in February 2010. He has served as a director of the Company since June 2007. Effective April 21, 2014, Mr. Ranade will become Executive Vice Chairman of the Company and end his tenure as Chief Executive Officer and President. From May 2003 to November 2006, Mr. Ranade served as the President and Chief Executive Officer of Siemens Group Logistics and Assembly Systems, NA (currently Dematic GmbH & Co. KG), a company that is principally involved in material handling logistics and automation. Mr. Ranade served on the board of directors at Dematic until July 2007.

Amit Chatterjee was appointed Senior Vice President, Europe Head in December 2008.

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

Sanjay Garg was appointed Senior Vice President, Chief Executive Officer State Street Syntel Services Private Limited in July 2013. Mr. Garg has been with the Company since May 2011 serving in various other KPO service delivery capacities. From March 2006 to May 2011, Mr. Garg led operations in the custody division at Northern Trust, a financial services company.

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

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary since August 1998.

V. S. Raj was appointed Senior Vice President, Banking & Financial Services Business Unit Head in November 2012. Mr. Raj served as Chief Executive Officer of State Street Syntel Services Private Limited from October 2008 to June 2013.

Nitin Rakesh was appointed President—Americas, Business Development and Nearshoring Center in September 2012. Effective April 21, 2014, Mr. Rakesh will become Chief Executive Officer and President of the Company and end his

tenure as President – Americas, Business Development and Nearshoring Center. Mr. Rakesh served as Managing Director and Chief Executive Officer of Motilal Oswal Asset Management Company, Ltd., a financial services company, from September 2008 to September 2012.

Raja Ray was appointed Senior Vice President, Retail, Logistics and Telecom Business Unit in August 2009. Prior to joining the Company, Mr. Ray served as an Assistant Vice President in the consumer packaged goods vertical at Cognizant Technology Solutions from June to July 2009 and as an Application Sales Leader at EDS, an HP Company, from May 2008 to May 2009. Both previous companies are IT services providers.

Murlidhar Reddy was appointed as Senior Vice President of Operations, Healthcare and Life Sciences Business Unit Head in October 2011. Prior to that he served the Company as Vice President, Healthcare and Life Sciences Business Unit Head from July 2006 to September 2011 and has been with the Company since November 2003 serving in various other IT service delivery capacities.

Avinash Salelkar was appointed Vice President, Manufacturing and PLM & ES Business Unit Head in February 2011. Prior to joining the Company, Mr. Salelkar served at Geometric Limited, a software services and consulting company, as Vice President, Engineering Services, heading the engineering services business from April 2009 to January 2011 and as Vice President, Business Process Consulting, from February 2008 to March 2009.

Rajesh Save was appointed Global Head – Human Resources in February 2011. Prior to joining the Company, Mr. Save was Executive Vice President – Human Resources at Zee Entertainment Enterprises Ltd. and a predecessor company, Essel Corporate Resources Pvt. Ltd., both television, media and entertainment companies, from September 2007 to December 2010, where he led several human resource and organizational development initiatives.

ITEM 1A. RISK FACTORS

Our business and financial condition can be impacted by a number of factors, including the risks described below and elsewhere in this Annual Report on Form 10-K. Any of these risks could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business, results of operations and financial condition.

The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of the Company or if there is a downturn in one of the industries the Company serves.

The Company’s ten largest clients generated approximately 77%, 78% and 77% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s largest client for the years ended December 31, 2013, 2012 and 2011 was American Express, which generated approximately 25%, 27% and 27% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s second largest client for the years ended December 31, 2013, 2012 and 2011 was State Street Bank, which generated approximately 16%, 17% and 17% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively, for both KPO and IT services. The Company expects to continue to derive a significant portion of the

Company’s revenues from American Express and State Street Bank. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 51%, 55% and 57% of the Company’s revenues for the years ended December 31, 2013, 2012 and 2011, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between the Company and State Street Bank Trust and its affiliate. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 14%, 15% and 15% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date in February 2017 with the ability to extend by mutual consent for up to three additional one-year terms. The State Street Bank and Trust Company, through a separate shareholders agreement between its affiliate and the Company, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by the affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (February 2017) or the expiration of the renewal term (February 2018), (ii) in the event that the affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if the State Street Bank and Trust Company and affiliate suffers certain losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to the State Street Bank and Trust Company. The State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business could be materially adversely affected if there were a default in providing contracted services and that default resulted in damages that were substantially in excess of current insurance coverage or there were a denial of an insurance claim by the Company’s insurance carriers.

The Company provides information technology and KPO services that are integral to our clients’ businesses. If the Company were to default in the provision of contractually agreed-upon services, Company clients could suffer significant damages and make claims upon the Company for those damages. Although the Company believes it has adequate processes in place to protect against defaults in the provisions of services, errors may occur, particularly in KPO services which are more transactional in nature. The Company currently carries $25 million in errors and omissions liability coverage for all services provided by the Company other than the joint venture between the Company and an affiliate of State Street Bank. That joint venture currently carries $40 million in errors and omissions coverage. To the extent client damages were deemed recoverable against the Company and were substantially in excess of the Company’s insurance coverage, or if the Company’s claims for insurance coverage were denied by the Company’s insurance carriers for any reason including, but not limited to a Company client’s failure to provide insurance carrier-required documentation or a Company client’s failure to follow insurance carrier-required claim settlement procedures, there could be a material adverse effect on our business, results of operations and financial condition.

The continued uncertainty and negative conditions in the worldwide economic markets could adversely affect the Company’s business, results of operations and financial condition.

Worldwide financial systems and economic conditions continue to be under stress. In response to that stress, the Company’s customers may curtail their spending programs, which could result in a decrease in demand for the Company’s services. In addition, certain of the Company’s customers could experience an inability to pay suppliers. Likewise, suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect the Company’s business, results of operations and financial condition.

Failure to hire and retain a sufficient number of qualified professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the

Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2013, 2012 and 2011, annualized voluntary attrition was 14.4%, 15.6% and 16.4%, respectively. For the same periods, the number of net hires was 2,245, 1,923 and 2,101, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2013, 3,103 IT professionals representing approximately 13% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation in the countries where the Company does business could reduce the Company’s overall profitability.

Our Indian subsidiaries have units registered as a Software Technology park (STP), an Export Oriented Unit (EOU), or a Special Economic Zone (SEZ) unit. Units registered as a STP, EOU and certain units located in a SEZ were exempt from payment of corporate income taxes on the profits generated by these units either for ten years of operations or until March 31, 2011, whichever came first. Other units located in a SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in a SEZ that are operational after April 1, 2005 are eligible for a 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to the fulfillment of certain criteria. Under current Indian tax law, export profits after March 31, 2011 from our existing STP units are fully taxable at the Indian statutory rate (33.99% as of December 31, 2013).

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

The United States government is discussing, and other countries’ governments may discuss, increased corporate taxation including the possibility of taxing profits generated by the Company outside the country of taxation. Increased corporate taxation could have a material adverse effect on the Company’s business, results of operations and financial condition.

As of December 31, 2013 and 2012, for various fiscal years, the Company has disputed and potentially disputable tax liabilities of $90.56 million and $68.46 million, respectively. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $30.23 million and $24.94 million and corresponding interest of $1.39 million and $1.39 million for the years ended December 31, 2013 and 2012, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, including reviews by the external tax consultants and tax counsels, for ensuring the adequacy of the corresponding provision for tax liabilities and that appropriate provisions are being made.

The Company has paid income taxes of $26.37 million and $20.58 million against the liabilities for unrecognized tax benefits of $30.23 million and $24.94 million, as of December 31, 2013 and 2012, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

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

The Company’s international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 8.2% of the Company’s revenues for the year ended December 31, 2013. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Terrorist activity, war or natural disasters could make travel and communication more difficult and adversely affect the Company’s business.

Terrorist activity, war or natural disasters could adversely affect the Company’s business, results of operations and financial condition. Terrorist activities, other acts of violence or war, or natural disasters occur in India, the United States and in other countries around the world and have the potential to have a direct impact on the Company’s clients. Such events may disrupt the Company’s ability to communicate between the Company’s various Global Development Centers and between the Company’s Global Development Centers and the Company’s clients’ sites, make travel more difficult, make it more difficult to obtain work visas for many of the Company’s technology professionals and effectively curtail the Company’s ability to deliver the Company’s services to the Company’s clients. Such obstacles to business may increase the Company’s expenses and materially adversely affect the Company’s business, results of operations and financial condition. In addition, many of the Company’s clients visit several technology services firms prior to reaching a decision on vendor selection. Terrorist activity, war or natural disasters could make travel more difficult and delay, postpone or cancel decisions to use the Company’s services.

The Company’s fixed-price engagements may commit the Company to unfavorable terms.

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on a time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 38%, 39% and 39% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Future legislation in countries where the Company does business could significantly impact the ability of the Company’s clients to utilize the Company’s services.

The issue of companies outsourcing services abroad has become a topic of political discussion in the United States and other countries. Measures aimed at limiting or restricting outsourcing have been enacted in some jurisdictions, and there is currently legislation restricting outsourcing pending or being discussed in several other jurisdictions where the Company does business. The measures that have been enacted to date have not significantly adversely affected the Company’s business. There can be no assurance that pending or future legislation that would significantly adversely affect the Company’s business will not be enacted. If enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restrictions on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures are enacted, or if the prospect of such measures being enacted increases, the ability of the Company’s clients to utilize its services could be restricted or become less economical and the Company’s business, results of operations and financial condition could be adversely affected.

Wage pressures in India and other countries where the Company does business may reduce the Company’s profit margins.

Wage pressures in India and other countries where the Company does business may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2013, approximately 80% of the Company’s billable workforce was in India. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in

India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company may be affected by political and regulatory conditions in countries where the Company does business.

Changes in the political or regulatory climate in countries where the Company does business, including the following, could have a material adverse effect on the Company’s business, results of operations and financial condition. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments. Some governments have provided tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited the Company including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

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

Although the Company maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that the Company’s insurance coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more large claims or defense costs, or that the Company’s insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company’s business, results of operations and financial condition.

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

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in Mumbai, Pune and Chennai, India. The Company is in the process of expanding its Global Development Center in Pune and in creating a new Global Development Center in Chennai, both on land located in Special Economic Zones (SEZ). With regard to construction on land located in a SEZ, there are certain construction and other requirements that must be met in order to maximize certain tax and other benefits. If those conditions are not met, Syntel may not be able to maximize all benefits associated with the SEZ designations. The full completion of the development of these facilities is contingent on many factors including the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of these facilities or any future facilities that the Company may develop will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of these facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing these facilities in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

Existing, new and changing corporate governance and public disclosure requirements increases management’s time spent on compliance, increases the cost of compliance and adds uncertainty to the Company’s compliance policies.

Compliance with existing, new and changing corporate governance and public disclosure requirements adds uncertainty to the Company’s compliance policies and increases the Company’s costs of compliance. Changing laws, regulations and standards include those relating to accounting, corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and NASDAQ Global Select Market rules. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In particular, the Company’s efforts to comply with laws and regulations regarding the required assessment of internal controls over financial reporting and the Company’s external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. The Company consistently assesses the adequacy of internal controls over financial reporting, remediate any control deficiencies that may be identified, and validates through testing that the Company’s controls are functioning as documented. While the Company does not anticipate any material weaknesses, the inability of management and the Company’s independent auditor to provide an unqualified report as to the adequacy and effectiveness, respectively, of internal controls over financial reporting for future year ends could result in adverse consequences to the Company, including, but not limited to, a loss of investor confidence in the reliability of the Company’s financial statements, which could cause the market price of the Company’s stock to decline. Existing, new and changing corporate governance and public disclosure requirements could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such governance standards. The Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, new laws, regulations and standards regarding corporate governance may make it more difficult for the Company to obtain director and officer liability insurance. Further, the Company’s board members and executive officers could face an increased risk of personal liability in connection with their performance of duties. As a result, the Company may face difficulties attracting and retaining qualified board members and executive officers, which could harm the Company’s business. If the Company fails to comply with new or changed laws or regulations and standards differ, the Company’s business and reputation may be harmed.

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

The Company’s earnings are affected by issuance of stock-based awards to employees and directors.

The Company expenses stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2013, the Company recorded $4.7 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

Any future business combinations, acquisitions or mergers would expose the Company to risks, including that the Company may not be able to successfully integrate any acquired businesses.

The Company may expand its operations through the acquisition of other businesses. Financing of any future acquisition could require the incurrence of indebtedness, the issuance of equity (common or preferred) or a combination thereof. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial expense, delays or other operational or financial risks and problems. Furthermore, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or legal liabilities and amortization of acquired intangible assets. In addition, any client satisfaction or performance problems within an acquired firm could have a material adverse impact on the Company’s reputation as a whole. There can be no assurance that any acquired businesses would achieve anticipated revenues and earnings. Any failure to manage the Company’s acquisition strategy successfully could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s ability to repatriate earnings from its foreign operations.

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 16.995% under Indian tax law, and be required to pay United States corporate income taxes on such earnings. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2013, the Company would accrue taxes of approximately $212.1 million.

Environmental regulations to which the Company is subject could increase its costs and liabilities, reduce its profits or limit its ability to run its business.

The Company’s operations and the properties it owns and develops (primarily located in India) are subject to environmental laws and regulations, including requirements addressing: health and safety; the use, management and disposal of hazardous substances and wastes; discharges of waste materials into the environment, such as refuse or sewage; and air emissions. Complying with these laws and regulations, or addressing violations arising under them, could result in environmental costs and liabilities, reduce the Company’s profits or limit its ability to run its business. Existing environmental laws and regulations may be revised, or new laws and regulations related to global climate change, air quality, or other environmental and health concerns may be adopted or become applicable to the Company. The identification of areas of contamination, changes in cleanup requirements, or the adoption of new requirements governing the Company’s operations could have a material adverse effect on the Company’s results or operations, financial condition and business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2017.

The Company has a telecommunications hub located in approximately 3,128 square feet of leased space in Cary, North Carolina under a lease which expires in April 2018.

The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Irving, Texas; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Sparks, Maryland; Natick, Massachusetts; London, UK; Toronto Canada; Sydney, Australia; Stuttgart and Munich, Germany; Taguig City, Philippines. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland and Hong Kong.

The Company has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Service.

Syntel’s Global Development Centers enable its strategy to provide cost effective services to its clients.

The Company acquired 78 acres of land in Pune, India for establishing a state-of-the-art development and training campus. Initial construction was completed in August 2006, which included an office building with 950 seats, a food court and residential guest house. In February 2007, the Company completed two additional office buildings with more than 2,000 seats. The remaining land adjacent to the campus has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has completed construction of two office buildings in the SEZ area with more than 2,000 seats. The Company added three additional office buildings with more than 4,600 seats in the year 2013.

In addition, Syntel leases two facilities in Pune, India consisting of approximately 98,190 square feet.

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 8,300 seats.

Syntel leases approximately 302,591 square feet of office space in Mumbai, India, under thirteen leases expiring between March 8, 2016 and March 31, 2018. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting, and sales and marketing functions.

To facilitate its KPO operations, Syntel has leased 331,603 square feet of office space in Mumbai, India under seven leases expiring between May 12, 2015 and June 24, 2017.

Syntel has two leased facilities in Chennai with a total capacity of nearly 1,400 seats. Syntel leases approximately 107,145 square feet of office space in Chennai, India, under leases expiring between from April 1, 2017 and September 1, 2017, all subject to the Company’s option to renew for additional periods.

The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the Government of India. In Phase 1, the Company is constructing 0.7 million square feet of space. Phase 1 consists of three Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seat capacity, a Training Block with a 900 seat capacity, a Welcome Block and a Utility Block.

The first software development block along with the training block, welcome block, utility block and cafeteria commenced operations in August 2010. The second software development block commenced operations in the fourth quarter of 2011. The third software development block was added in the third quarter of 2013.

Syntel leases approximately 11400 square feet of office space in Gurgaon, India under two leases expiring on February 9, 2015 and February 9, 2016, respectively.

Syntel acquired 100 acres of land that is classified as a SEZ in Gangikondan Village, Tirunelveli District, Tamil Nadu, India. The Company has started Phase 1 of the site’s development, consisting of the construction of a 200,000 square foot facility in 2013 with a plan to start operations in 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2012 and 2013.

Period	High	Low
First Quarter, 2012	$57.700	$44.370
Second Quarter, 2012	63.480	52.690
Third Quarter, 2012	64.630	55.490
Fourth Quarter, 2012	65.190	52.520
First Quarter, 2013	67.820	51.780
Second Quarter, 2013	68.910	61.520
Third Quarter, 2013	80.670	62.750
Fourth Quarter, 2013	92.370	78.010

(b)	There were approximately 169 shareholders of record and 16,400 beneficial holders on February 12, 2014.

(c) The Board of Directors declared a quarterly dividend of $0.06 per share during each quarter of fiscal year 2012. In addition, on December 7, 2012 the Board of Directors declared a special cash dividend of $2.25 per share, payable on December 28, 2012 to Syntel shareholders of record at the close of business on December 18, 2012. The Board of Directors neither declared nor paid any dividends during fiscal year 2013. The Company paid total cash dividends of null and $2.55 per share for the years ended December 31, 2013 and 2012, respectively.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2008 through December 31, 2013, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

[PERFORMANCE GRAPH]

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Syntel, Inc.	$100.00	$160.39	$203.44	$197.02	$235.21	$381.18
S&P 500 Stock Index	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
Peer Group Index	$100.00	$199.79	$254.82	$243.13	$264.78	$341.53

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2008 and that all dividends were reinvested.

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

Year Ended December 31,	2013	2012	2011	2010	2009
STATEMENT OF INCOME DATA
Net revenues	$824,765	$723,903	$642,404	$532,133	$419,006
Cost of revenues	460,576	408,919	395,455	320,042	215,154

Gross profit	364,189	314,984	246,949	212,091	203,852
Selling, general and administrative expenses	96,587	103,044	108,721	91,556	78,463

Income from operations	267,602	211,940	138,228	120,535	125,389
Other income, net	18,220	27,988	16,208	13,126	10,059

Income before income taxes	$285,822	239,928	154,436	133,661	135,448
Income tax provision	66,164	54,385	31,580	20,068	16,953

Net income	$219,658	$185,543	$122,856	$113,593	$118,495

Earnings per share, diluted	$5.24	$4.44	$2.94	$2.73	$2.86
Weighted average shares outstanding, diluted	41,882	41,793	41,717	41,611	41,491
Cash dividends declared per common share	$0.00	$2.49	$0.24	$0.74	$0.24

	AS OF DECEMBER 31,
	2013	2012	2011	2010	2009
	($ In thousands)
BALANCE SHEET DATA
Working capital	$718,827	$422,455	$366,421	$329,913	$224,092
Total assets	997,176	725,836	597,248	546,117	412,622
Total shareholders’ equity	722,546	565,670	493,189	451,470	350,038
OTHER DATA
Billable headcount in U.S.	3,239	2,758	2,460	2,243	1,777
Billable headcount in India	13,417	11,997	11,166	9,302	7,368
Billable headcount at other locations	220	163	154	165	83

Total billable headcount	16,876	14,918	13,780	11,710	9,228

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII’) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportion method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2013, 2012 and 2011, revenues from time-and-materials contracts constituted 62%, 61% and 61%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2013, 2012 and 2011, revenues from fixed-price application management maintenance and support engagements constituted 28%, 27% and 25%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2013, 2012 and 2011, revenues from fixed-price application development and integration contracts constituted 10%, 12% and 14%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2013 and 2012, the allowance for doubtful accounts was $2.0 million and $2.2 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII’) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013.Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportion method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

These revisions in the above estimates during 2013 had an after-tax impact of decreasing both the basic and diluted earnings per share for the year ended December 31, 2013 by $0.04 per share.

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

Accruals for Legal Expenses and Exposures.

The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. The accrual related to litigation at December 31, 2013 and 2012 was null.

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

The following table outlines the revenue mix for the years ended December 31, 2013, 2012 and 2011:

	Percent of Total Revenues
	2013	2012	2011
Applications Outsourcing	77%	75%	75%
KPO	15	15	15
e-Business	6	8	8
TeamSourcing	2	2	2

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2013, 2012 and 2011, revenues from fixed-price development contracts constituted 10%, 12% and 14%, respectively.

On Applications Outsourcing engagements, the Company typically assumes responsibility for engagement management and generally is able to allocate certain portions of the engagement to onsite, offsite and offshore personnel. Applications Outsourcing revenues generally are recognized on either a time-and-materials or fixed-price basis. For the years ended December 31, 2013, 2012 and 2011, fixed-price revenues from development and maintenance activity comprised approximately 47%, 49% and 50% of total Applications Outsourcing revenues, respectively.

On KPO engagements, services are provided at our offshore facilities, which give the benefit of lower cost to the customer. KPO revenues are generally recognized on a time-and-materials basis as services are performed. For the years ended December 31, 2013, 2012 and 2011, the revenue from KPO engagements comprised approximately 15% of total revenues.

Historically, most e-Business engagements were billed on a time-and-materials basis under the direct supervision of the customer (similar to TeamSourcing engagements); however, as the Company expanded its expertise in delivering e-commerce engagements, Syntel has assumed the project management role and entered into fixed-price arrangements for a significant number of new e-Business engagements started during 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, fixed-price revenues from development and maintenance activity comprised approximately 23%, 18% and 15% of total e-Business revenues, respectively. On TeamSourcing engagements, Syntel’s professional services typically are provided at the customer’s site and under the direct supervision of the customer. TeamSourcing revenues generally are recognized on a time-and-materials basis as services are performed. As indicated in the above table, the Company’s dependence on TeamSourcing engagements has decreased and is expected to continue to decrease as a percentage of the total revenue base as the Company consciously refocuses its sales efforts and migrates resources to Applications Outsourcing and KPO engagements.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2013, approximately 13% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 77%, 78% and 77% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, there were two customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2013, 2012 and 2011 was American Express, contributing approximately 25%, 27% and 27%, respectively, of total consolidated revenues. For the years 2013, 2012 and 2011, the Company’s second largest customer, State Street Bank also contributed 16%, 17% and 17%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore. However, the Company also sees clients’ needs to reduce their costs and the increased competitive environment among IT companies. The Company expects these conditions to continue in the foreseeable future. In response to the continued pricing pressures and increased competition for outsourcing clients, the Company continues to focus on expanding its service offerings into areas with higher and sustainable price margins, managing its cost structure and anticipating and correcting for decreased demand and skill and pay level imbalances in its personnel. The Company’s immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed sub-contractors or non-billable IT professionals.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES
	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	55.8	56.5	61.6

Gross profit	44.2	43.5	38.4
Selling, general and administrative expenses	11.8	14.2	16.9

Income from operations	32.4%	29.3%	21.5%

Below is selected segment financial data for the years ended December 31, 2013, 2012 and 2011. The Company does not allocate assets to operating segments:

	2013	2012	2011
	(In thousands)
Net revenues:
Applications Outsourcing	$636,282	$544,694	$478,927
KPO	126,135	110,455	97,777
e-Business	51,662	54,397	52,854
TeamSourcing	10,686	14,357	12,846

	824,765	723,903	642,404
Gross profit:
Applications Outsourcing	256,723	217,732	164,812
KPO	81,933	68,756	57,291
e-Business	21,402	22,504	19,899
TeamSourcing	4,131	5,992	4,947

	364,189	314,984	246,949
Gross profit %:
Applications Outsourcing	40.3%	40.0%	34.4%
KPO	65.0%	62.2%	58.6%
e-Business	41.4%	41.4%	37.6%
TeamSourcing	38.7%	41.7%	38.5%

	44.2%	43.5%	38.4%
Selling, general and administrative expenses	$96,587	$103,044	$108,721

Income from operations	$267,602	$211,940	$138,228

COMPARISON OF YEARS ENDED DECEMBER 31, 2013 AND 2012.

Revenues. Net revenues increased to $824.7 million in 2013 from $723.9 million in 2012, representing a 14% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Telecom; Manufacturing; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2013, increased 13% to 16,876 employees as compared to 14,918 employees as of December 31, 2012. As of December 31, 2013 & December 31 2012, the Company had approximately

80% of its billable workforce in India. The top five customers accounted for 64% of the Company’s total revenues in the year 2013 & 2012. Moreover, the top 10 customers accounted for 77% and 78% of the Company’s total revenues in the year 2013 and 2012. The Company’s top 3-30 customers accounted for 53% and 51% of the Company’s total revenues in the year 2013 and 2012, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable professionals in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 55.8% of total revenues in 2013, from 56.5% in 2012. The 0.7% decrease in cost of revenues, as a percent of revenues in 2013 as compared to 2012, was attributable primarily to an increase in revenue and rupee depreciation, partially offset by an increases in headcount, salary increments for employees, increased bonus provision, benefits, travel cost and immigration expenses. Salary increments are discretionary and determined by management.

APPLICATIONS OUTSOURCING REVENUES. Applications Outsourcing revenues increased from $544.7 million, or 75% of total consolidated revenues in 2012, to $636.3 million, or 77% of total consolidated revenues in 2013. The $91.6 million increase is attributable principally to revenue from new engagements contributing $258.4 million, partially offset by $165.8 million in lost revenues as a result of project completions and by net decrease in revenues from existing projects by $1.0 million.

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees and trainee compensation. Applications Outsourcing cost of revenues decreased to 59.7% of Applications Outsourcing revenues in 2013, from 60.0% in 2012. The 0.3% decrease in cost of revenues as a percent of Applications Outsourcing revenues was attributable primarily to an increase in revenue and rupee depreciation, partially offset by increases in headcount, salary increments for employees, increase bonus provision, benefits, travel cost and immigration expenses.

KPO REVENUES. Revenues from this segment were $126.1 million or 15% of total consolidated revenues for 2013 compared to $110.5 million or 15% of total consolidated revenues for 2012. The $15.6 million increase is attributable principally to revenue from new engagements contributing $10.4 million and net increase in revenues from existing projects by $7.7 million, partially offset by $2.5 million in lost revenues as a result of project completion.

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

KPO COST OF REVENUES. The KPO segment cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Cost of revenues for 2013 decreased to 35.0% of the segment’s revenues from 37.8% for 2012. The 2.8% decrease in cost of revenues, as a percent of total KPO revenues, was attributable primarily to an increase in revenue and rupee depreciation partially offset by increase in headcount, salary increments and increased customer claims.

e-BUSINESS REVENUES. e-Business revenues decreased from $54.4 million in 2012, or 8% of total consolidated revenues, to $51.7 million in 2013, or 6% of total consolidated revenues. The $2.7 million decrease is attributable principally to a $5.7 million decrease in revenues from existing projects and $5.5 million in lost revenues as a result of project completions largely offset by a $8.5 million increase in revenues from new engagements.

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees and trainee compensation. e-Business cost of revenues constituted 58.6% of e-Business revenues in 2013 and in 2012. The no change in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to a decrease in revenue and rupee depreciation partially offset by increase in headcount and salary increments.

TEAMSOURCING REVENUES. TeamSourcing revenues decreased from $14.4 million, or 2% of total consolidated revenues in 2012, to $10.7 million, or 2% of total consolidated revenues in 2013. The $3.7 million decrease is attributable principally to a $4.3 million decrease in revenues from existing projects and $1.3 million in lost revenues as a result of project completions largely offset by a $1.9 million increase in revenues from new engagements.

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees and trainee compensation. TeamSourcing cost of revenues increased to 61.3% of TeamSourcing revenues in 2013, from 58.3% in 2012. The 3.0% increase in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to decrease in revenue and increases in salary compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative and corporate staff; as well as travel; telecommunications; business promotions; marketing and various facility costs for the Company’s Global Development Centers and various offices.

Selling, general and administrative costs for the year ended December 31, 2013 were $96.6 million or 11.7% of total revenues, compared to $103.0 million or 14.2% of total revenues for the year ended December 31, 2012.

Selling, general and administrative costs for the year ended December 31, 2013 were impacted by an increase in revenue of $100.9 million, resulting in a 1.6% decrease in selling, general and administrative expenses as a percentage of total revenue.

The decrease in selling, general and administrative expenses is primarily due to a decrease in foreign exchange gain of $7.7 million, other decrease of corporate expenses of $5.8 million, a decrease in benefits of $1.0 million and a decrease in facility related costs of $0.5 million, partially offset by an increase in compensation due to an increase in headcount and bonus provision of $7.0 million, an increase in office expenses of $0.4 million, an increase in marketing expenses of $0.3 million, contract services of $0.2 million, immigration expenses of $0.2 million, voice and data communication cost of $0.2 million and other decrease of $0.3 million.

Other Income, net. Other income includes interest and dividend income, gains and losses from sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income for the year ended December 31, 2013 was $18.2 million or 2.2% of total revenues, compared to $28.0 million or 3.9% of total revenues for the year ended December 31, 2012. The decrease in other income of $9.8 million was primarily attributable to an increase in loss on forward contracts of $8.4 million, a decrease in interest on IT refunds of $1.2 million, a decrease in profits on the sale of assets of $1.0 million and interest expense on loans and borrowings of $1.8 million partially offset by an increase in interest income of $2.0 million and gains on the sale of mutual funds of $0.6 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 2012 AND 2011.

Revenues. Net revenues increased to $723.9 million in 2012 from $642.4 million in 2011, representing a 13% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Telecom; Manufacturing; Retail; Logistics and Travel has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2012, increased 8% to 14,918 employees as compared to 13,780 employees as of December 31, 2011. As of December 31, 2012, the Company had approximately 80% of its billable workforce in India as compared to 81% as of December 31, 2011. The top five customers accounted for 64% of the Company’s total revenues in 2012, up from 63% of the total revenues in 2011. Moreover, the top 10 customers accounted for 78% and 77% of the Company’s total revenues in the year 2012 and 2011. The Company’s top 3-30 customers accounted for 51% and 50% of the Company’s total revenues in the year 2012 and 2011, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable professionals in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 56.5% of total revenues in 2012, from 61.6% in 2011. The 5.1% decrease in cost of revenues, as a percent of revenues in 2012 as compared to 2011, was attributable primarily to an increase in revenue and rupee depreciation, partially offset by increases in headcount, salary increments for employees, and benefits, travel cost and immigration expenses. Salary increments are discretionary and determined by management.

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

APPLICATIONS OUTSOURCING COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals worldwide, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees and trainee compensation. Applications Outsourcing cost of revenues decreased to 60% of Applications Outsourcing revenues in 2012, from 65.6% in 2011. The 5.6% decrease in cost of revenues as a percent of Applications Outsourcing revenues was attributable primarily to an increase in revenue and rupee depreciation, partially offset by increases in headcount, salary increments for employees, and benefits, travel cost and immigration expenses.

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

e-BUSINESS COST OF REVENUES. Cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees and trainee compensation. e-Business cost of revenues decreased to 58.6% of e-Business revenues in 2012, from 62.4% in 2011, a decrease of 3.8%. This 3.8% decrease in cost of revenues, as a percent of total e-Business revenues, was attributable primarily to a decrease in revenue and rupee depreciation.

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

TEAMSOURCING COST OF REVENUES. TeamSourcing cost of revenues consists of costs directly associated with billable professionals, including salaries, payroll taxes, benefits, relocation costs, immigration costs, travel, finder’s fees and trainee compensation. TeamSourcing cost of revenues decreased to 58.3% of TeamSourcing revenues in 2012, from 61.5% in 2011. The 3.2% decrease in cost of revenues, as a percent of total TeamSourcing revenues, was primarily attributable to decreases in salary compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative and corporate staff, as well as travel, telecommunications, business promotions, marketing and various facility costs for the Company’s Global Development Centers and various offices.

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

The decrease in selling, general and administrative expenses is primarily due to a decrease in compensation of $1.2 million, decreased facility related costs of $1.5 million, decreased net corporate expenses of $3.2 million, decrease in travel cost of $0.6 million, training and recruiting expenses of $0.4 million and other decrease of $0.3 million ( partially due to a one-time expense of $12.1 million incurred during the year ended December 31, 2011 to resolve all claims brought as part of an arbitration proceeding with a former client) and is partially offset by foreign exchange gain of $7.4 million and other increases in cost of $1.5 million, increases in benefits of $0.6 million, contract services by $0.2 million, voice and data communication expenses by $0.4 million and other costs by $0.3 million.

Other Income. Other income includes interest and dividend income, gains and losses from sale of securities, other investments and treasury operations.

Other income for the year ended December 31, 2012 was $28.0 million or 3.9% of total revenues, compared to $16.2 million or 2.5% of total revenues for the year ended December 31, 2011. The increase in other income of $11.8 million was primarily attributable to an increase in interest income of $7.1 million, a decrease in loss on forward contracts of $2.1 million, interest on IT refunds of $1.2 million, profits on the sale of assets of $1.0 million and gains on the sale of mutual funds of $0.4 million.

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2012 and ended December 31, 2013. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As at December 31, 2013, the total cash and cash equivalent and short-term investment balance was $668.9 million. Out of the above, an amount of $594.7 million was held by Indian subsidiaries which were comprised of an amount of $94.8 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $200.0 million, $188.7 million and $109.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The number of day’s sales outstanding in accounts receivable was approximately 50 days, 47 days and 49 days as of December 31, 2013, 2012 and 2011, respectively.

Net cash used in investing activities was $220.5 million for the year ended December 31, 2013. During 2013, the Company invested $689.6 million to purchase short-term investments and $20.5 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by proceeds from the sale or maturity of short-term investments of $489.6 million and proceeds from the sale of assets of $0.05 million.

Net cash used in investing activities was $145.1 million for the year ended December 31, 2012. During 2012, the Company invested $547.8 million to purchase short-term investments and $32.3 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by the proceeds from the sale or maturity of short-term investments of $433.5 million and the proceeds from the sale of assets of $1.5 million.

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

Net cash used in financing activities in 2013 was $96.2 million and was principally applied to the repayment of loans and borrowings of $54.5 million, partially offset by proceeds from loans and borrowing of $150.0 million and excess tax benefits on stock-based compensation plans of $0.7 million.

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

As at December 31, 2012, the Company had a line of credit with JPMorgan Chase Bank NA, which provided for borrowings up to $50.0 million and its expiration was due on December 31, 2013. The interest was payable to the bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate of 1.71% at December 31, 2012.

Syntel, Inc., Syntel Consulting, Inc. and SkillBay LLC (the “Grantors”) had granted to the Bank a continuing security interest in all property of the Grantors specifically excluding all stock of any Syntel foreign subsidiary and all assets owned directly by any Syntel foreign subsidiary.

The above utilized Line of Credit with JPMorgan Chase Bank NA of $50 million and it was repaid in full on May 23, 2013.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three-year revolving credit facility of $90 million. The maturity date of both three year term loan facility and three year revolving credit facility is May 23, 2016. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As at December 31, 2013, the interest rate was 1.4876% for the three year revolving credit facility and was 1.7376% for the three year term loan facility.

And with the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of December 31, 2013, as it would reflect the current market value.

Principal payments on the term loan are due every quarter and during the three months and year ended December 31, 2013, principal payments of $1.5 million and $4.5 million were made, respectively. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of December 31, 2013, the Company was in compliance with all debt covenants.

As at December 31, 2013 the outstanding balance of term loan and line of credit including interest was $ 55.60 million and $ 90.14 million respectively.

Future scheduled payments on the line of credit and term loan are as follows:

(In thousands)
2014	$7,363
2015	$8,625
2016	$129,750

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2013:

	( $ ‘000)
Contractual Obligation	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	410	200	210	—	—
Operating leases	18,360	8,237	8,332	1,669	122
Purchase obligations	35,995	35,995	—	—	—

Total	54,765	44,432	8,542	1,669	122

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

Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria.

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

Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai. Further, one SEZ unit located at Chennai has completed its first five years of 100% exemption as on March 31, 2012. During the quarter ended June 30, 2013, the Company started operation in a new SEZ unit in the Syntel Pune SEZ.

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

Syntel’s Special Economic Zone (SEZ) in Pune set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax Holiday under Indian Income Tax was $32.2 million, $24.6 million and $19.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2013, the Company would accrue taxes of approximately $212.1 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2013	2012
Balance as at January 1	$24.94	$18.41
Additions based on tax positions relate to the current year	8.51	7.37
Reductions for tax positions of prior years	(0.00)	(0.24)
Foreign currency translation effect	(3.23)	(0.60)

Balance as at December 31	$30.22	$24.94
Income taxes paid, see below	(26.37)	(20.58)

Amounts, net of income taxes paid	$3.85	$4.36

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $26.37 million and $20.58 million against the liabilities for unrecognized tax benefits of $30.22 million and $24.94 million, as at December 31, 2013 and 2012, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2013 and December 31, 2012, the Company recognized a tax charge towards interest of approximately $0.17 million and $1.46 million, respectively.

The Company had accrued approximately $1.39 million and $1.40 million for interest and penalties as of December 31, 2013 and December 31, 2012, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.52 million and potential tax disputes of $2.91 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2010 and for State tax examinations for years before 2009. During 2012, the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (Form 1120F) for the tax year 2010. During the quarter ended September 30, 2013, the IRS has closed the examination without any adjustment made to the U.S. Federal income tax return.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2008-09 pending at various levels of tax authorities. Financial year 2009-10 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2006-07 and onwards.

During the years ended December 31, 2013, 2012 and 2011, the effective income tax rate was 23.1%, 22.7% and 20.4%, respectively.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportion method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relate to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

The tax rate for the year ended December 31, 2011 was impacted by a favorable adjustment of $3.5 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which are based on the expiration of the statute of limitations related to certain global tax contingencies and the completion of certain tax audits. $2.6 million of $3.5 million was related to particular tax position reversed during the year 2011 after netting of the tax of $0.6 million charged during the nine months ended September 30, 2011. The Company also reversed $1.2 million based on the reconciliation of actual tax liability as per the tax returns and the tax provision as per the books. Further, a $0.6 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance of doubtful accounts. During the year ended December 31, 2011, the Company reviewed the filing requirements for certain U.S. State Income Tax returns. The Company has updated the profit apportion method in those certain states. Accordingly, the Company has provided $1.3 million, out of which $0.8 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2011 would have been 23.0%.

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $1.54 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.79 million.

Syntel Limited received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT(A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98 and 2000-01. The contention of Syntel Limited was partially upheld by the CIT(A). Syntel Limited has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT(A). Syntel Limited received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel Limited has also not provided for disputed Indian income tax liabilities aggregating to $4.64 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.73 million provided for uncertain income tax positions, against which Syntel Limited has filed appeals with the CIT(A). Syntel Limited has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited has been partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by the CIT(A). Syntel Limited and the Income Tax Department appeals are re-fixed for hearing before the ITAT on July 30, 2014. Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel Limited was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax Department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel Limited and the Income Tax Department did not appeal. Accordingly, Syntel Limited reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax Department has filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal. The Income Tax Department has filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position, and Syntel Limited filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on June 10, 2014. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position and Syntel Limited filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel Limited’s contentions. Syntel Limited has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on July 30, 2014. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel Limited in respect to particular tax position and Syntel Limited has filed an appeal with the CIT(A). During the three months ended September 30, 2012, Syntel Limited received an order for appeal filed with CIT(A) that upholds Syntel Limited’s contentions. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on July 30, 2014.

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on April 9, 2014. For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). The CIT(A) has not allowed the appeal and Syntel KPO entity has filed further appeal before ITAT.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT(A). During the three months ended September 30, 2012, SIPL has received an order for appeal filed with CIT(A), and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT(A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT(A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on July 9, 2014.

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

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

Syntel Limited has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel Limited. The Company believes that Syntel Limited will be in a position to defend the objections raised, and therefore no provision has been made in the books.

A Syntel KPO entity, State Street Syntel Service Pvt. Ltd., regularly files quarterly refund applications and claims tax refunds of unutilized input of service tax on account of export of services. During the three months ended September 30, 2012, the Company has received orders for the rejection of a service tax refund for the period April–September 2011 of $0.50 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim for the refund of service tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. During the three months ended March 31, 2013 and September 30, 2013, KPO entity has received Service tax refund for the period October –December 2011 and January 2012 –March 2012 of $0.15 million and $0.13 million respectively. During the three months ended December 31, 2013, KPO entity has received orders for rejection of Service tax refund for the period April –September 2012 of $0.45 million. As per the rejection order, certain conditions prescribed for the purpose of claiming refund have not been complied with. Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid orders. The Company’s tax consultant is of the view that the aforementioned orders are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Accordingly, no provision has been made in the Company’s books.

Syntel International Pvt. Ltd. regularly files service tax returns and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $1.97 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $3.80 million. Interest at 18% per annum is also payable up to the date of payment of the demand.

The Company has filed an appeal against the said order before Customs, Excise and Service Tax Appellate Tribunal “CESTAT” and also an application before CESTAT for stay of demand. The CESTAT has allowed the Company appeal and set aside the demand and direct to the service tax department for fresh consideration. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand before the Bombay High Court. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As at December 31, 2012 the Company had recorded a local tax liability of approximately $4.3 million equaling to $2.7 million net of tax, relating to local taxes including employer withholding taxes, employer payroll taxes, business license registrations and corporate income taxes. As at December 31, 2013 the balance outstanding out of the above was approximately $4.5 million.

Minimum Alternate Tax (MAT)

Pursuant to the changes in the Indian income tax laws, Minimum Alternate Tax (MAT) has been extended to income in respect of which deduction is claimed under Section 10A and Section 10AA; consequently, the Company has calculated the tax liability for current domestic taxes after considering MAT. The excess tax paid under MAT provisions over and above normal tax liability can be carried forward and set-off against future tax liabilities computed under normal tax provisions. The MAT Credits can be carried forward for a period of 10 years and can be utilized against the taxes payable as per provisions of the Indian Income Tax Act. The Company expects to utilize the MAT Credit of respective years within the prescribed period of 10 years. The MAT Credits as on December 31, 2013 of $20.46 million shall expire as follows:

Year of Expiry Of MAT Credit	(In millions)
2017-18	$0.21
2018-19	0.29
2019-20	1.43
2020-21	5.31
2021-22	0.86
2022-23	6.41
2023-24	5.95

$20.46

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

	(In thousands)
	December 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$178,757	$94,622
Short-term investments	490,177	326,653

Total	$668,934	$421,275

As at December 31, 2013, the total cash and cash equivalent and short-term investment balance was $668.9 million. Out of the above, an amount of $594.7 million was held by Indian subsidiaries which were comprised of an amount of $94.8 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

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

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

The rupee depreciation has also resulted in foreign currency translation adjustments of $64.6 million during the year ended December 31, 2013, which has been reported as Other Comprehensive Income (Loss). During the year ended December 31, 2013, the Indian rupee has depreciated against the U.S. dollar, by average, 10.2% as compared to the year ended December 31, 2012. This rupee depreciation positively impacted the Company’s gross margin by 237 basis points, operating income by 343 basis points and net income by 345 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 43.1% and 90.1% of the expenses, respectively.

As at December 31, 2013, the Indian rupee has depreciated 13% against the U.S. dollar, as compared to the rate at December 31, 2012. This rupee depreciation has adversely impacted the shareholders equity by approximately $71.5 million as of December 31, 2013.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to foreign currency rate fluctuations, the Company entered into foreign exchange forward contracts during the year ended December 31, 2013, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2013, the Company entered into foreign exchange forward contracts to hedge part of its revenues where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material.

No forward contracts were outstanding as on December 31 2013. Net losses on foreign exchange forward and options contracts included under the heading “Other Income, net” in the Statement of Income amounted to an $11.26 million loss for the year ended December 31, 2013.

Based upon a sensitivity analysis of the aggregated contracted principal amounts of our foreign exchange forward contracts outstanding at December 31, 2011, a 10.0% change in the Indian foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $0.2 million. As at December 31, 2013 and 2012, no foreign exchange forward contracts were outstanding.

The Company manages exposure to market risk by investing in high-quality Indian Mutual Funds, by adhering to policies that limit the amount of credit exposure to any one issuer, by avoiding use of any derivative financial instruments, by entering into foreign exchange forward contracts and option contracts with only financially sound banks that have passed Syntel internal review to hedge no more than 100% of the Company’s India-based entity revenue, and by generally, limiting foreign exchange forward contracts and option contracts to maturities of one to six months. The Company also specifically discloses any net gain or loss on contracts, which are not designated as hedges, under the heading of “Other Income, net” in the Statement of Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 72 of this Report and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 and meets the criteria of the Internal Control-Integrated Framework.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2013 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information – Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for

the Annual Shareholders’ Meeting to be held on or about June 3, 2014 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	—	—	4,830,595
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	—	—	4,830,595

**	Includes 4,112,596 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 717,639 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. There were no related person transactions in 2013.

The information set forth under the section entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2013, 2012 and 2011, and all the quarters of 2013, 2012 and 2011. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$454,691	$410,104
Audit—Related Fees	13,520	13,195
Tax Fees	—	—
All Other Fees	—	12,000

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

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2013 and 2012 as required by the Sarbanes-Oxley Act of 2002.

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

(a) (1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 70 of this Report, which is incorporated herein by reference.

(a) (2) The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are not applicable, or are adequately explained in the financial statements included in Part II, Item 8 of this report.

(a) (3) The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Registrant’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.5*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.6*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.18*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.19*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg.

10.20	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.**

10.21	Credit Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

10.22	Security and Pledge Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Link base

101.DEF	XBRL Taxonomy Extension Definition Link base

101.LAB	XBRL Taxonomy Extension Label Link base

101.PRE	XBRL Taxonomy Extension Presentation Link base

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Prashant Ranade
Prashant Ranade
Dated: February 28, 2014		Chief Executive Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Bharat Desai	Chairman and Director
Bharat Desai	(principal executive officer)	February 28, 2014

/S/ Prashant Ranade	Chief Executive Officer,
Prashant Ranade	President and Director	February 28, 2014
(principal executive officer)

/S/ Arvind Godbole	Chief Financial Officer and
Arvind Godbole	Chief Information Security
Officer (principal financial
	officer and principal	February 28, 2014
accounting officer)

/S/ Neerja Sethi	Director	February 28, 2014
Neerja Sethi

/S/ Paritosh K. Choksi	Director	February 28, 2014
Paritosh K. Choksi

/S/ George Mrkonic	Director	February 28, 2014
George Mrkonic

/S/ Thomas Doke	Director	February 28, 2014
Thomas Doke

/S/ Rajesh Mashruwala	Director	February 28, 2014
Rajesh Mashruwala

Index to Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 28, 2014

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$178,757	$94,622
Short-term investments	490,177	326,653
Accounts receivable, net of allowance for doubtful accounts of $2,022 and $2,168 at December 31, 2013 and 2012, respectively	101,974	86,004
Revenue earned in excess of billings	22,275	11,875
Deferred income taxes and other current assets	49,929	51,736

Total current assets	843,112	570,890
Property and equipment	198,687	204,151
Less accumulated depreciation and amortization	89,082	85,033

Property and equipment, net	109,605	119,118
Goodwill Non current term deposits with banks	906 163	906 14
Deferred income taxes and other non current assets	43,390	34,908

Total assets	$997,176	$725,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$9,947	$11,306
Accrued payroll and related costs	56,308	49,889
Income taxes payable	19,224	8,873
Accrued liabilities	26,714	23,644
Deferred revenue	4,729	4,694
Loans and borrowings	7,363	50,029

Total current liabilities	124,285	148,435
Other non current liabilities	11,970	11,731
Non current loans and borrowings	138,375	0

TOTAL LIABILITIES	274,630	160,166
Commitments and contingencies (See Note 13)
SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 41,757,018 and 41,659,778 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Restricted stock, 250,646 and 260,859 shares issued and outstanding at December 31, 2013 and 2012, respectively	23,450	18,062
Additional paid-in capital	67,422	67,422
Accumulated other comprehensive loss	(154,303)	(86,133)
Retained earnings	785,976	566,318

Total shareholders’ equity	722,546	565,670

Total liabilities and shareholders’ equity	$997,176	$725,836

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$824,765	$723,903	$642,404
Cost of revenues	460,576	408,919	395,455

Gross profit	364,189	314,984	246,949
Selling, general and administrative expenses	96,587	103,044	108,721

Income from operations	267,602	211,940	138,228
Other income, net	18,220	27,988	16,208

Income before provision for income taxes	285,822	239,928	154,436
Income tax expense	66,164	54,385	31,580

Net income	$219,658	$185,543	$122,856

Other comprehensive loss
Foreign currency translation adjustments	$(64,641)	$(11,910)	$(69,832)
Losses on derivatives:
Losses arising during period on net investment hedges	(6,796)	(1,558)	(4,077)
Unrealized gains(losses) on securities:
Unrealized holding gains arising during period	5,460	916	158
Reclassification adjustment for gains included in net income	(942)	(269)	(448)

	4,518	647	(290)
Defined benefit pension plans:
Net Profit(loss) arising during period	280	(1,051)	437
Amortization of prior service cost included in net periodic pension cost	146	32	37

	426	(1,019)	474

Other comprehensive loss, before tax	(66,493)	(13,840)	(73,725)
Income tax benefits (expenses) related to other comprehensive loss	(1,677)	141	(124)

Other comprehensive loss, net of tax	(68,170)	(13,699)	(73,849)

Comprehensive income	$151,488	$171,844	$49,007

Dividend per share	$0.00	$2.49	$0.24
EARNINGS PER SHARE:
Basic	$5.26	$4.45	$2.95
Diluted	$5.24	$4.44	$2.94
Weighted average common shares outstanding:
Basic	41,791	41,697	41,619
Diluted	41,882	41,793	41,717

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income(Loss)	Equity
Balance, January 1, 2011	41,498	$1	244	$11,008	$67,420	$371,626	$1,415	$451,470
Net income						122,856		122,856
Other comprehensive loss, net of tax							(73,849)	(73,849)
Excess tax benefits on stock-based compensation plans	1				2			2
Restricted stock activity	72		(1)	2,684				2,684
Dividends $0.24 per share						(9,974)		(9,974)

Balance, December 31, 2011	41,571	$1	243	$13,692	$67,422	$484,508	$(72,434)	$493,189

Net income						185,543		185,543
Other comprehensive loss, net of tax							(13,699)	(13,699)
Excess tax benefits on stock-based compensation plans				645				645
Restricted stock activity	89		18	3,725				3725
Dividends $2.49 per share						(103,733)		(103,733)

Balance, December 31, 2012	41,660	$1	261	$18,062	$67,422	$566,318	$(86,133)	$565,670

Net income						219,658		219,658
Other comprehensive loss, net of tax							(68,170)	(68,170)
Excess tax benefits on stock-based compensation plans				656				656
Restricted stock activity	97		(10)	4,732				4,732
Dividends $0.00 per share						0		0

Balance, December 31, 2013	41,757	$1	251	$23,450	$67,422	$785,976	$(154,303)	$722,546

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$219,658	$185,543	$122,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,474	14,445	16,880
Provision for doubtful debts/advances	272	1,101	97
Realized gains on sales of short-term investments	(3,600)	(3,012)	(2,539)
Deferred income taxes	(5,827)	(1,343)	(4,613)
Compensation expense related to restricted stock	4,732	3,725	2,684
Uncertain tax positions and other tax credits	0	0	(3,948)
Gain on sale of property and equipment	0	(977)	0
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(41,783)	(10,065)	(40,907)
Other current assets	(16,834)	(15,751)	(9,183)
Accrued payroll and other liabilities	28,698	19,742	27,399
Deferred revenues	176	(4,720)	326

Net cash provided by operating activities	199,966	188,688	109,052

Cash flows from investing activities:
Property and equipment expenditures	(20,495)	(32,255)	(38,232)
Proceeds from sale of property and equipment	46	1,445	0
Purchases of mutual funds	(294,010)	(270,685)	(213,829)
Purchases of term deposits with banks	(395,589)	(277,116)	(206,201)
Proceeds from sales of mutual funds	200,836	238,604	219,032
Maturities of term deposits with banks	288,719	194,873	159,566

Net cash used in investing activities	(220,493)	(145,134)	(79,664)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	0	2
Excess tax benefits on stock-based compensation plans	656	645	0
Repayment of loans and borrowings	(54,500)	0	0
Proceeds from loans and borrowings	150,000	50,000	0
Interest on loans and borrowings	0	29	0
Dividends paid	0	(106,231)	(9,992)

Net cash provided by (used in) financing activities	96,156	(55,557)	(9,990)

Effect of foreign currency exchange rate changes on cash	8,506	1,997	6,725

Change in cash and cash equivalents	84,135	(10,006)	26,123
Cash and cash equivalents, beginning of year	94,622	104,628	78,505

Cash and cash equivalents, end of year	$178,757	$94,622	$104,628

Non cash investing and financing activities
Cash dividends declared but unpaid	$0	$0	$2,494
Supplemental disclosures of cash flow information
Cash paid for income taxes	$62,967	$48,596	$28,610
Cash paid for interest	1,601	0	0

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business

Syntel, Inc. and subsidiaries (individually and collectively “Syntel” or the “Company”) provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the banking and financial sector, insurance, healthcare and life science, manufacturing, retail , logistics and telecom; and information/communication industries. The Company’s reportable operating segments consist of Applications Outsourcing, Knowledge Process Outsourcing (KPO), e-Business and TeamSourcing.

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

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Derivative instruments and hedging activities

The Company enters into foreign exchange forward contracts where the counter party is a bank. The Company purchases foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates on cash flows denominated in certain foreign currencies. These contracts are carried at fair value with resulting gains or losses included in the consolidated statements of comprehensive income in other income, net.

During the year ended December 31, 2013, the Company entered into foreign exchange forward contracts with a notional amount of $341.0 million with maturity dates of one to seven months. During the year ended December 31, 2013, contracts amounting to $341.0 million expired resulting in a loss of $18.05 million. The loss for the direct customer related contracts is $11.26 million, which is recorded as an offset to other income, and loss for the intercompany related contracts is $6.79 million. At December 31, 2013, no foreign exchange forward contracts were outstanding.

During the year ended December 31, 2013, the Company did not enter into currency option contracts.

During the year ended December 31, 2012, the Company entered into foreign exchange forward contracts with a notional amount of $255.0 million with maturity dates of one to four months. During the year ended December 31, 2012, contracts amounting to $315.0 million expired resulting in a loss of $4.37 million. The loss for the direct customer related contracts is $2.81 million is recorded as an offset to other income and loss for the inter company related contracts is $1.56 million. At December 31, 2012, no foreign exchange forward contracts were outstanding.

During the year ended December 31, 2012, the Company did not enter into currency option contracts.

During the year ended December 31, 2011, the Company entered into foreign exchange forward contracts with a notional amount of $185.0 million with maturity dates of one to nine months. During the year ended December 31, 2011, contracts amounting to $165.0 million expired resulting in a loss of $8.95 million. The loss for the direct customer related contracts is $4.89 million, which is recorded as an offset to other income and loss for the inter company related contracts is $4.08 million. At December 31, 2011, foreign exchange forward contracts amounting $ 60.0 million were outstanding. The fair value of the foreign exchange forward contracts is $2.6 million, which is reflected in other current liabilities in the balance sheet of the Company as at December 31, 2011, with a corresponding debit to offset other income.

During the year ended December 31, 2011, the Company did not enter into currency option contracts.

Summary information about the forward contracts to sell U.S. Dollars and buy Indian rupees as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Derivatives designated as net investment hedges:
Notional amounts (in thousands)	$—	$—
Weighted exchange rate	—	—
Weighted average maturity	n/a	n/a
Fair values reported in:
Other assets (in thousands)	—	—
Other liabilities (in thousands)	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending December 31, 2013, 2012 and 2011.

Losses on derivatives

	2013	2012	2011
	(In thousands)
Losses recognized in Other Comprehensive Loss	$(6,796)	$(1,558)	$(4,077)

Summary information about the derivatives not designated as hedges as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Derivatives not designated as hedges:
Notional amounts (in thousands)	$—	$—
Weighted exchange	n/a	n/a
Weighted average maturity	n/a	n/a
Fair values reported in:
Other assets (in thousands)	—	—
Other liabilities (in thousands)	$—	$—

The following table presents the net losses recorded in other income relating to the foreign exchange contracts not designated as hedges for the periods ending December 31, 2013, 2012 and 2011.

Losses recognized in other income, net:

	2013	2012	2011
	(In thousands)
Losses recognized in other income, net	$(11,258)	$(2,815)	$(4,886)

Change in Accumulated other comprehensive income (loss) by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2013 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)
Other comprehensive income (loss) before reclassifications	(64,641)	(6,796)	3,660	186	(67,591)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(698)	119	(579)

Net current-period other comprehensive income (loss)	$(64,641)	$(6,796)	$2,962	$305	$(68,170)

Ending balance	$(146,708)	$(10,708)	$3,808	$(695)	$(154,303)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(942)	$244	$(698)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$146	$(27)	$119

The change in balances of accumulated comprehensive loss for the year ended December 31, 2012 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(70,157)	$(2,354)	$164	$(87)	$(72,434)
Other comprehensive income (loss) before reclassifications	(11,910)	(1,558)	776	(939)	(13,631)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(94)	26	(68)

Net current-period other comprehensive income (loss)	$(11,910)	$(1,558)	$682	$(913)	$(13,699)

Ending balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2012 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(269)	$175	$(94)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$32	$(6)	$26

The change in balances of accumulated comprehensive loss for the year ended December 31, 2011 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(325)	$1,723	$419	$(402)	$1,415
Other comprehensive income (loss) before reclassifications	(69,832)	(4,077)	5	415	(73,489)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(260)	(100)	(360)

Net current-period other comprehensive income (loss)	$(69,832)	$(4,077)	$(255)	$315	$(73,849)

Ending balance	$(70,157)	$(2,354)	$164	$(87)	$(72,434)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2011 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(448)	$188	$(260)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$37	$(137)	$(100)

Other income, net

Other income includes interest and dividend income, gains and losses from sale of securities, other investments, hedging transactions and interest expense on loans and borrowings.

Other comprehensive loss

The other comprehensive loss consists of foreign currency translation adjustments, losses on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the year ended December 31, 2013, 2012 and 2011, the other comprehensive loss amounts to $68.2 million, $13.7 million and $73.8 million, respectively, primarily attributable to the foreign currency translation loss adjustments of $64.7 million, $11.9 million and $69.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Tax on other comprehensive loss

Total (taxes) benefit on other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(In thousands)
(Taxes) benefit on unrealized gains(losses) on securities	$(1,556)	$35	$35
(Tax) benefit on defined benefit pension plans	(121)	106	(159)

Total (taxes)benefit on other comprehensive income(loss)	$(1,677)	$141	$(124)

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2013 and December 31, 2012, approximately $33.2 million and $29.2 million, respectively, are held in JPMorgan Chase Bank NA through a sweep account. At December 31, 2013 approximately $3.26 million are held in Bank of America. Term deposits with original maturity of three months or less held with Punjab National Bank and Bank of India were $29.8 million and with Bank of India were $18.00 million as at year end December 31, 2013 and 2012, respectively. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $340.3 million and $266.1 million at December 31, 2013 and 2012, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2013 and 2012 non-current term deposits with banks were at $0.16 million and $0.01 million, respectively.

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

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $14.5 million, $14.4 million and $16.9 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2013 and 2012.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2013 and 2012. The Company evaluated goodwill for impairment in the third quarter of 2013 and 2012.

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

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII’) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of the tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportion method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

These revisions in the above estimates during 2013 had an after-tax impact of decreasing both the basic and diluted earnings per share for the year ended December 31, 2013 by $0.04 per share.

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of comprehensive income. During the year ended December 31, 2013, 2012 and 2011, foreign exchange gain of $9.0 million and $1.3 million and $8.7 million was included in selling, general and administrative expenses, respectively.

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

The gross charge for unutilized earned leave was $5.1 million, $4.9 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The amounts accrued for unutilized earned leave were $19.1 million and $17.9 million as of December 31, 2013 and 2012, respectively, and are included within accrued payroll and related costs.

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

Recently issued accounting standards

In July 2012, the FASB issued Accounting Standards Update No. 2012-02-Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment. This Accounting Standards Update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period had not yet been issued or, for nonpublic entities, had not yet been made available for issuance. The adoption of Accounting Standards Update 2012-02 did not have any significant impact on the Company’s financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this update requires is already required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP). The new amendments will require an organization to: (i) present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; (ii) cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted this standard during the first quarter of 2013 and there was no significant impact on the Company’s financial statements.

ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, was issued on July 18, 2013. Under this guidance, an unrecognized tax benefit, or a portion of one, must be presented in the statement of financial position as a reduction of a deferred tax asset for a net operating loss (NOL) carry forward or a tax credit carry forward – except to the extent a NOL or tax-credit carry forward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the entity does not intend to use the deferred tax asset for such purposes. In these situations, the unrecognized tax benefit would be presented as a liability and not combined with deferred tax assets.

The guidance requires no new disclosures and should be applied prospectively for public entities for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption and adoption on a retrospective basis are permitted. The requirements of this ASU and its impact on the Company are being evaluated.

3. Short-Term Investments

Short-term investments included the following at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Investments in mutual funds at fair value	$149,828	$60,546
Term deposits with banks	340,349	266,107

Total	$490,177	$326,653

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Cost	$144,353	$59,598	$24,817
Unrealized gain, net	5,475	948	210

Fair value	$149,828	$60,546	$25,027

Gross realized gains	$3,600	$3,012	$2,539
Proceeds on sales of mutual funds	200,836	238,604	219,032
Purchases of mutual funds	294,010	270,685	213,829

Information related to investments in term deposits with banks included the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Cost	$340,349	$266,107	$190,771

Maturities of term deposits	$288,719	$194,873	$159,566
Purchases of term deposits	395,589	277,116	206,201

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2013 and 2012 is summarized as follows:

	2013	2012
	(In thousands)
Unbilled revenue for time-and-materials projects	$12,708	$13,656
Unbilled revenue for fixed-price projects, net of discounts	9,567	(1,781)

	$22,275	$11,875

Deferred revenue at December 31, 2013 and 2012 is summarized as follows:

	2013	2012
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$3,523	$3,465
Other deferred revenue	1,206	1,229

	$4,729	$4,694

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
	(In thousands)
Balance, beginning of year	$2,168	$2,407	$3,090
Provision	53	1,014	23
Write-offs, net of recoveries	(199)	(1,253)	(706)

Balance, end of year	$2,022	$2,168	$2,407

6. Property and Equipment

Property and equipment at December 31, 2013 and 2012 is summarized as follows:

	2013	2012
	(In thousands)
Office building	$53,543	$37,772
Computer equipment and software	50,831	51,144
Furniture, fixtures and other equipment	64,359	51,860
Vehicles	1,685	1,729
Leasehold improvements	8,421	8,182
Leasehold land	5,122	5,794
Residential property	785	884
Capital advances/work in progress	13,941	46,786

	198,687	204,151
Less accumulated depreciation and amortization	89,082	85,033

	$109,605	$119,118

7. Line of Credit and Term Loan

As at December 31, 2012, the Company had a line of credit with JPMorgan Chase Bank NA, which provided for borrowings up to $50.0 million and its expiration was due on December 31, 2013. The interest was payable to the bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate of 1.71% at December 31, 2012.

Syntel, Inc., Syntel Consulting, Inc. and SkillBay LLC (the “Grantors”) had granted to the Bank a continuing security interest in all property of the Grantors specifically excluding all stock of any Syntel foreign subsidiary and all assets owned directly by any Syntel foreign subsidiary.

The above utilized Line of Credit with JPMorgan Chase Bank NA of $50 million was repaid in full on May 23, 2013.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three-year revolving credit facility of $90 million. The maturity date of both three year term loan facility and three year revolving credit facility is May 23, 2016. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As at December 31, 2013, the interest rate was 1.4876 % for the three year revolving credit facility and was 1.7376 % for the three year term loan facility.

And with the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of December 31, 2013, as it would reflect the current market value.

Principal payments on the term loan are due every quarter and during the three months and year ended December 31, 2013, principal payments of $ 1.5 and $4.5 million were made, respectively. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of December 31, 2013, the Company was in compliance with all debt covenants.

As at December 31, 2013 the outstanding balance of term loan and line of credit including interest was $ 55.60 million and $ 90.14 million respectively.

Future scheduled payments on the line of credit and term loan are as follows:

(In thousands)
2014	$7,363
2015	$8,625
2016	$129,750

8. Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2013 are as follows:

(In thousands)
2014	$8,237
2015	6,095
2016	2,237
2017	940
2018	729
Thereafter	122

$18,360

Total rent expense amounted to approximately $9.4 million, $9.9 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital Lease

During the year 2011, the Company acquired leasehold improvements under capital lease. Future minimum annual lease commitments under capital leases as of December 31, 2013 are as follows:

(In thousands)
2014	$200
2015	200
2016	10
2017	0
2018	0

$410
Less: Amount representing interest	45

Present value of minimum lease payments	365
Less: Current installments of obligations under capital leases	170

$195

Leasehold improvements under capital lease amounted to $0.96 million and $1.09 million, recorded under property and equipment, as at December 31, 2013 and December 31, 2012, respectively. Accumulated depreciation on the capital lease amounted to $0.40 million and $0.30 million, as at December 31, 2013 and December 31, 2012, respectively. Depreciation expense under capital lease amounted to approximately $0.14 million for the year ended December 31, 2013, $0.16 for the year ended December 31, 2012 and $0.17 for the year ended December 31, 2011.

The capital lease liability of $0.45 million has been recorded under current liability and noncurrent liability, for $0.17 million and $0.28 million, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(In thousands)
U.S.	$26,815	$16,453	$3,577
Foreign	259,007	223,475	150,859

	$285,822	$239,928	$154,436

Income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
	(In thousands)
Current:
Federal	$8,932	$5,913	$4,501
State	1,609	1,064	821
City	268	0	0
Foreign	61,182	54,419	34,457

Total current provision	71,991	61,396	39,779

Deferred:
Federal	(3)	(422)	(3,320)
State	—	(77)	(606)
City	—	0	0
Foreign	(5,824)	(6,512)	(4,273)

Total deferred (benefit)	(5,827)	(7,011)	(8,199)

Total provision for income taxes	$66,164	$54,385	$31,580

The components of net deferred tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Deferred tax assets
Valuation allowance	$0	$0
Carry-forward losses of subsidiaries	9	22
Minimum alternate tax credit of subsidiaries	20,457	16,831
Property, plant and equipment	801	1,205
Accrued expenses and allowances	8,893	9,624

Total deferred tax assets	30,160	27,682

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(1,872)	(258)

Total deferred tax liabilities	(3,598)	(1,984)

Net deferred tax assets	$26,562	$25,698

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2013	2012
	(In thousands)
Deferred tax asset, current	$4,090	$7,694
Deferred tax asset, non-current	22,472	18,004

	$26,562	$25,698

Syntel’s software development centers/units are located in Mumbai, Chennai Pune and Gurgaon, India. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI).

Units registered with STPI, EOU’s and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria.

Six SEZ units located at Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai has completed its tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai have completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008, 50% of the profits of the stated units would only be eligible for tax exemption which expires on March 31, 2013. Also, the EOU located at Chennai has ceased to enjoy the above-mentioned tax exemption effective April 1, 2007. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during the year 2009, the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel-Chennai SEZ. Further, the Company’s four STPI units ceased to enjoy tax exemption effective April 1, 2011 due to expiration of the statutory period for tax exemption. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai. Further, one SEZ units located at Chennai has completed its first five years of 100% exemption on March 31, 2012. During the quarter ended June 30, 2013, the Company started operation in a new SEZ unit in the Syntel Pune SEZ.

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

Syntel’s Special Economic Zone (SEZ) in Pune set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax holiday under Indian Income Tax was $32.2 million $24.6 million and $19.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2013, the Company would accrue taxes of approximately $212.1 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U.S. Federal income tax rate of 35% for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	0.2%	0.1%
Foreign effective tax rates different from U.S. Statutory Rate	(11.7)%	(12.4%)	(12.0%)
Tax reserves	0.0%	(0.1)%	(2.7%)
Prior Year state tax payment	0.2%	0.0%	0.0%
Valuation Allowance	(0.1)%	0.0%	0.0%
Tax on India Entity related cost	(0.6)%	0.0%	0.0%

Effective income tax rate	23.1%	22.7%	20.4%

During the year ended December 31, 2013, 2012 and 2011, the effective income tax rates were 23.1%, 22.7% and 20.4%, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In millions)
	2013	2012
Balance as at January 1	$24.94	$18.41
Additions based on tax positions relate to the current year	8.51	7.37
Reductions for tax positions of prior years	(0.00)	(0.24)
Foreign currency translation effect	(3.23)	(0.60)

Balance as at December 31	$30.22	$24.94
Income taxes paid, see below	(26.37)	(20.58)

Amounts, net of income taxes paid	$3.85	$4.36

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $26.37 million and $20.58 million against the liabilities for unrecognized tax benefits of $30.22 million and $24.94 million, as at December 31, 2013 and 2012, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2013 and December 31, 2012, the Company recognized a tax charge towards interest of approximately $0.17 million and $1.46 million, respectively.

The Company had accrued approximately $1.39 million and $1.40 million for interest and penalties as of December 31, 2013 and December 31, 2012, respectively.

The Company’s amount of unrecognized tax benefits for the tax disputes of $1.52 million and potential tax disputes of $2.91 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for the years before 2010 and for State tax examinations for the years before 2009. During 2012, the IRS had commenced an examination of Syntel Limited’s U.S. income tax return (form 1120F) for the tax year 2010. During the quarter ended September 30, 2013, the IRS closed the examination without any adjustment made to the U.S. Federal income tax return.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2008-09 pending at various levels of tax authorities. Financial year 2009-10 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2006-07 and onwards.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City income tax returns. The Company has updated the profit apportion method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relate to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $1.54 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.79 million.

Syntel Limited received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT(A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98 and 2000-01. The contention of Syntel Limited was partially upheld by the CIT(A). Syntel Limited has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT(A). Syntel Limited received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel Limited has also not provided for disputed Indian income tax liabilities aggregating to $4.64 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.73 million provided for uncertain income tax positions, against which Syntel Limited has filed appeals with the CIT(A). Syntel Limited has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited has been partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by the CIT(A). Syntel Limited and the Income Tax Department appeals are re-fixed for hearing before the ITAT on July 30, 2014. Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel Limited was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax Department’s appeal was rejected by the ITAT. The Income Tax Department has filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel Limited and the Income Tax Department did not appeal. Accordingly, Syntel Limited reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax Department filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal. The Income Tax Department has filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position, and Syntel Limited filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on June 10, 2014. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position and Syntel Limited filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel Limited’s contentions. Syntel

Limited has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). Syntel Limited and Income Tax Department appeals are re-fixed for hearing before ITAT on July 30, 2014. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel Limited in respect to particular tax position and Syntel Limited has filed an appeal with the CIT(A). During the three months ended September 30, 2012, the Syntel Limited received an order for appeal filed with CIT(A) that upholds Syntel Limited’s contentions. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on July 30, 2014

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on April 9, 2014. For the financial year 2007-08, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). The CIT(A) has not allowed the appeal and Syntel KPO entity has filed further appeal before ITAT.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT(A). During the three months ended September 30, 2012, SIPL has received order for appeal filed with CIT(A), and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT(A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT(A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is re-fixed for hearing before ITAT on July 9, 2014.

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

A Syntel KPO entity, State Street Syntel Service Pvt. Ltd., regularly files quarterly refund applications and claims tax refunds of unutilized input of service tax on account of export of services. During the three months ended September 30, 2012, the Company has received orders for the rejection of a service tax refund for the period April–September 2011 of $0.50 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim for the refund of service tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. During the three months ended March 31, 2013 and September 30, 2013, KPO entity has received Service tax refund for the period October –December 2011 and January 2012 –March 2012 of $0.15 million and $0.13 million respectively. During the three months ended December 31, 2013, KPO entity has received orders for rejection of Service tax refund for the period April –September 2012 of $0.45 million. As per the rejection order, certain conditions prescribed for the purpose of claiming refund have not been complied with. Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid orders. The Company’s tax consultant is of the view that the aforementioned orders are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Accordingly, no provision has been made in the Company’s books.

Syntel International Pvt. Ltd. regularly files service tax returns, and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $1.97 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised, along with penalty, amounts to $3.80 million. Interest at18% per annum is also payable up to the date of payment of the demand.

The Company has filed an appeal against the said order before Customs, Excise and Service Tax Appellate Tribunal “CESTAT” and also an application before CESTAT for stay of demand. The CESTAT has allowed the Company appeal and set aside the demand and direct to the service tax department for fresh consideration. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand before the Bombay High Court. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As at December 31, 2012 the Company had recorded a local tax liability of approximately $4.3 million equaling to $2.7 million net of tax, relating to local taxes including employer withholding taxes, employer payroll taxes, business license registrations and corporate income taxes. As at December 31, 2013 the balance outstanding out of the above was approximately $4.5 million.

Minimum Alternate Tax (MAT)

Pursuant to the changes in the Indian income tax laws, Minimum Alternate Tax (MAT) has been extended to income in respect of which deduction is claimed under Section 10A and Section 10AA; consequently, the Company has calculated the tax liability for current domestic taxes after considering MAT. The excess tax paid under MAT provisions over and above normal tax liability can be carried forward and set-off against future tax liabilities computed under normal tax provisions. The MAT Credits can be carried forward for a period of 10 years and can be utilized against the taxes payable as per provisions of the Indian Income Tax Act. The Company expects to utilize the MAT Credit of respective years within the prescribed period of 10 years. The MAT Credits as on December 31, 2013 of $20.46 million shall expire as follows:

Year of Expiry Of MAT Credit	(In millions)
2017-18	$0.21
2018-19	0.29
2019-20	1.43
2020-21	5.31
2021-22	0.86
2022-23	6.41
2023-24	5.95

$20.46

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Weighted- Average Shares Out- standing	Per Share	Weighted- Average Shares Out- standing	Per Share	Weighted- Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	41,791	$5.26	41,697	$4.45	41,619	$2.95
Potential dilutive effect of stock options	91	(0.02)	96	(0.01)	98	(0.01)

Diluted earnings per share	41,882	$5.24	41,793	$4.44	41,717	$2.94

11. Dividends

The Company has not declared any dividend in 2013. The Company has paid quarterly cash dividends of $0.06 per share during 2012 and 2011. In addition, the Board of Directors declared and paid a special cash dividend of $2.25 per share during 2012. Per share cash dividends paid in 2013, 2012 and 2011 were null, $2.55 and $0.24, respectively.

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

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the years ended December 31, 2013, 2012 and 2011 was $4.7 million, $3.7 million and $2.7 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the years ended December 31, 2009, 2008 and 2007, the Company issued 12,224, 80,676 and 14,464 shares, respectively, of incentive restricted stock to its non-employee directors and some employees as well as to some employees of its subsidiaries. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

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

On different dates during the year ended December 31, 2013 and 2012, the Company issued restricted stock awards of 93,528 and 108,828, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2010 , 2011,2012 and 2013 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

Year Ended December 31	2013	2012	2011
Cost of revenues	$1,443	$1,167	$742
Selling, general and administrative expenses	3,289	2,558	1,942

	$4,732	$3,725	$2,684

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was none, none and $0.002 million, respectively.

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2013	2012	2011
Assumptions:
Risk free interest rate	1.63%	0.81%	0.85%
Expected life	5 years	5 years	5 years
Expected volatility	49.75%	55.41%	58.26%
Expected dividend yield	0%	4.64%	0.51%

The Company’s computation of expected volatility for the years ended December 31, 2013, 2012 and 2011 is based on historical volatility from exercised options on the Company’s stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases of historical pay out policy.

Share-Based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the years ended December 31, 2013, 2012 and 2011:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	—	$—
Granted	—	—
Exercised	—	—
Adjustment	—	—
Forfeited	—	—
Expired/Cancelled	—	—
Outstanding at December 31, 2013	0	$0.00	0.00	$0

Options Exercisable at December 31, 2013	0	$0.00	0.00	$0

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	—	$—
Granted	—	—
Exercised	—	—
Adjustment	—	—
Forfeited	—	—
Expired/Cancelled	—	—
Outstanding at December 31, 2012	0	$0.00	0.00	$0

Options Exercisable at December 31, 2012	0	$0	0.00	$0

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	5,473	$5.01
Granted	—	—
Exercised	(325)	5.00
Adjustment	—	—
Forfeited	—	—
Expired/Cancelled	(5,148)	5.01
Outstanding at December 31, 2011	0	$0.00	0.00	$0

Options Exercisable at December 31, 2011	0	$0	0.00	$0

13. Commitments and Contingencies

As of December 31, 2013, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $36.0 million primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. The accrual related to litigation at December 31, 2013 and 2012 was null.

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

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2013, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $3.30 million, $3.70 million and $3.28 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $8.9 million and $8.2 million as of December 31, 2013 and 2012, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $2.9 million, $2.3 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s balance sheets and statements of comprehensive income.

	(In thousands)
	2013	2012
Accumulated benefit obligation	$4,334	$3,824
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$8,217	$5,642
Service cost	1,993	1,671
Interest cost	817	644
Plan amendment	—	—
Actuarial loss/(gain)	(365)	1,029
Adjustments due to transfer of employees within the group.	—	—
Acquisition/divestiture	—	(4)
Benefits paid	(703)	(562)
Effect of exchange rate changes	(1,040)	(203)

Projected benefit obligation at end of the year	$8,919	$8,217

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	$508	$433
Provision for gratuity (included in non-current liabilities)	5,752	5,252

	$6,260	$5,685

As of December 31, 2013 and December 31, 2012 amounts in accumulated other comprehensive loss:

Net actuarial loss	$319	$779
Net prior service cost	201	262

Total accumulated other comprehensive loss	$520	$1,041

Expected amortization out of comprehensive income in 2013 is $0.04 million.

Reconciliation of net amount recognized
Net amount recognized as at beginning of the period	$(8,217)	$(5,642)
Company contributions	703	566
Net periodic benefit cost for the period	(2,862)	(2,336)
Amount recognized in accumulated other comprehensive loss	397	(1,007)
Adjustments on account of employees transferred	20	(12)
Foreign currency translation adjustment	1,040	214

Net amount recognized as at end of the period	(8,919)	(8,217)
Funded status of the plans	—	—

Accrued benefit cost	$(8,919)	$(8,217)

The components of net gratuity costs are reflected below:

Service cost	$1,992	$1,670
Interest cost	817	644
Amortization of transition obligation	30	33
Amortization of net actuarial (gain)/loss	23	(11)

	$2,862	$2,336

Weighted-average assumptions used to determine benefit obligations:

	2013	2012
Discount rate	9.55% per annum	8.85% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years & 7% per annum thereafter	11% per annum for first year, 10% for next two years & 7% per annum thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2013	2012
Discount rate	9.55% per annum	8.85% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years & 7% thereafter	11% per annum for first year, 10% for next two years & 7% thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected contribution
(In thousands)
For the year ended December 31,
2013	$653
2014	1,120
2015	1,462
2016	1,781
2017	2,093
2018–2022	12,035

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

Through e-Business, the Company provides development and implementation services for a number of emerging and rapidly growing high technology applications, including Web development, Data Warehousing, e-commerce, CRM, Oracle and SAP; as well as partnership agreements with software providers.

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

The following table presents the segment-wise revenues and gross profits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Net Revenues:
Applications Outsourcing	$636,282	$544,694	$478,927
KPO	126,135	110,455	97,777
e-Business	51,662	54,397	52,854
TeamSourcing	10,686	14,357	12,846

	824,765	723,903	642,404
Gross Profit:
Applications Outsourcing	256,723	217,732	164,812
KPO	81,933	68,756	57,291
e-Business	21,402	22,504	19,899
TeamSourcing	4,131	5,992	4,947

	364,189	314,984	246,949
Selling, general and administrative expenses	96,587	103,044	108,721

Income from operations	$267,602	$211,940	$138,228

The Company’s largest customer in 2013, 2012 and 2011 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $205.5 million, $194.8 million and $170.8 million, contributing approximately 25%, 27% and 27% of total consolidated revenues during 2013, 2012 and 2011, respectively. At December 31, 2013, 2012 and 2011, accounts receivable from this customer were $20.4 million, $17.1 million and $19.1 million, respectively. The revenue from American Express Corp. was generated, primarily in the Application Outsourcing segment and some in the KPO segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2013, 2012 and 2011. Revenue from this customer was approximately $129.3 million, $121.8 million and $109.4 million, contributing approximately 16%, 17% and 17% of total consolidated revenues during 2013, 2012 and 2011, respectively. At December 31, 2013, 2012 and 2011, accounts receivable from this customer was $10.6 million, $9.8 million and $13.7 million, respectively. Approximately 76% of the revenue from this customer was generated in the KPO segment and 24% in the Applications Outsourcing segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2013, 2012 and 2011 are as follows:

	(In thousands)
	2013	2012	2011
Net revenues (1):
North America (2)	$757,374	$667,473	$594,352
India	1,334	1,682	2,603
Europe (3)	61,317	48,691	43,346
Rest of the World	4,740	6,057	2,103

Total	$824,765	$723,903	$642,404

Long-lived assets (4):
North America (2)	$2,713	$1,841	$1,558
India	106,133	118,095	105,262
Europe (3)	72	88	88
Rest of the World	1,593	—	—

Total	$110,511	$120,024	$106,908

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2013
Net revenues	$189,106	$202,501	$209,871	$223,287	$824,765
Cost of revenues	111,329	118,920	112,158	118,169	460,576

Gross profit	77,777	83,581	97,713	105,118	364,189
Selling, general and administrative expenses	25,693	18,690	22,445	29,759	96,587

Income from operations	52,084	64,891	75,268	75,359	267,602
Other income , net*	8,804	(1,335)	949	9,802	18,220

Income before income taxes	60,888	63,556	76,217	85,161	285,822
Income tax expense (1)	14,464	16,044	16,800	18,856	66,164

Net income	$46,424	$47,512	$59,417	$$66,305	$219,658

Earnings per share, diluted (a)	$1.11	$1.14	$1.42	$1.58	$5.24

Weighted average shares outstanding, diluted	41,839	41,850	41,888	41,950	41,882

2012
Net revenues	$170,744	$178,979	$186,407	$187,773	$723,903
Cost of revenues	99,292	105,121	101,588	102,918	408,919

Gross profit	71,452	73,858	84,819	84,855	314,984
Selling, general and administrative expenses	26,946	18,931	29,036	28,131	103,044

Income from operations	44,506	54,927	55,783	56,724	211,940
Other income, net	8,289	2,455	9,964	7,280	27,988

Income before income taxes	52,795	57,382	65,747	64,004	239,928
Income tax expense (2)	12,050	13,993	14,265	14,077	54,385

Net income	$40,745	$43,389	$51,482	$49,927	$185,543

Earnings per share, diluted (a)	$0.98	$1.04	$1.23	$1.19	$4.44

Weighted average shares outstanding, diluted	41,765	41,774	41,802	41,833	41,793

*	Other income, net includes interest expenses of $ 0.2 million, $ 0.4 million and $ 0.6 million regrouped from selling general and administration expenses for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively. For the quarter ended December 31, 2013, interest expenses of $0.6 million were reported under other income.
(1)

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City income tax returns. The Company has updated the profit apportion method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.
(2)	The tax rate for the year ended December 31, 2012 was impacted by a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the completion of certain tax appeals. Without the above, the effective tax rate for the year ended December 31, 2012 was 22.8%.
(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 14%, 14% and 14% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2013:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short term investments-
Available for sale securities	$149.8	$—	$—	$149.8
Term deposits	—	340.5	—	340.5

Total assets measured at fair value	$149.8	$340.5	$—	$490.3

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short term investments-
Available for sale securities	$60.6	$—	$—	$60.6
Term deposits	—	266.1	—	266.1

Total assets measured at fair value	$60.6	$266.1	$—	$326.7

20. Term Deposits

The following table summarizes the term deposits with various banks outstanding as at December 31, 2013 and December 31, 2012.

	(In millions)
Balance Sheet Item	As at December 31, 2013	As at December 31, 2012
Cash & cash equivalents	$29.8	$18.0
Short term investments	340.3	266.1
Non current assets	0.2	0.01

Total	$370.3	$284.1

21. RELATED PARTY TRANSACTIONS

There were no related person transactions in 2013.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement ,filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.5*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.6*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.18*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.19*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg.

10.20	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.21	Credit Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

10.22	Security and Pledge Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase