Form 10-Q
period 2014-03-31
SYNTEL INC
filed 2014-05-02
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, no par value: 41,760,380 shares outstanding as of April 28, 2014.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net revenues	$219,523	$189,106
Cost of revenues	123,500	111,329

Gross profit	96,023	77,777
Selling, general and administrative expenses	32,221	25,693

Income from operations	63,802	52,084
Other income, net	11,785	8,804

Income before provision for income taxes	75,587	60,888
Income tax expense	17,439	14,464

Net income	$58,148	$46,424

Other Comprehensive Income
Foreign currency translation adjustments	$24,847	$1,865
Gains on derivatives:
Gains arising during period on net investment hedges	724	90
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	2,724	211
Reclassification adjustment for gains included in net income	(1,855)	(823)

	869	(612)
Defined benefit pension plans:
Net profit arising during period	—	6
Amortization of prior service cost included in net periodic pension cost	2	8

	2	14

Other comprehensive income, before tax	26,442	1,357
Income tax benefit (expense) related to other comprehensive income	(252)	197

Other comprehensive income, net of tax	26,190	1,554

Comprehensive Income	$84,338	$47,978

Dividend per share	$0.00	$0.00
EARNINGS PER SHARE:
Basic	$1.39	$1.11
Diluted	$1.39	$1.11
Weighted average common shares outstanding:
Basic	41,840	41,742

Diluted	41,972	41,839

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$221,839	$178,757
Short term investments	491,046	490,177
Accounts receivable, net of allowance for doubtful accounts of $ 2,033 and $ 2,022 at March 31, 2014 and December 31, 2013, respectively	105,109	101,974
Revenue earned in excess of billings	33,262	22,275
Deferred income taxes and other current assets	65,437	49,929

Total current assets	916,693	843,112
Property and equipment	207,240	198,687
Less accumulated depreciation and amortization	95,533	89,082

Property and equipment, net	111,707	109,605
Goodwill	906	906
Non current term deposits with banks Deferred income taxes and other non current assets	— 45,574	163 43,390

TOTAL ASSETS	$1,074,880	$997,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,576	$9,947
Accrued payroll and related costs	46,176	56,308
Income taxes payable	21,636	19,224
Accrued liabilities	27,046	26,714
Deferred revenue	3,096	4,729
Loans and borrowings	7,724	7,363

Total current liabilities	117,254	124,285
Other non current liabilities	12,816	11,970
Non current loans and borrowings	136,500	138,375

TOTAL LIABILITIES	266,570	274,630
Commitments and contingencies ( See Note 15)
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	808,310	722,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,074,880	$997,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2013	41,757	$1	251	$23,450	$67,422	$785,976	$(154,303)	$722,546
Net income						58,148		58,148
Other comprehensive income, net of tax							26,190	26,190
Restricted stock activity	3		(4)	1,426				1,426

Balance, March 31, 2014	41,760	$1	247	$24,876	$67,422	$844,124	$(128,113)	$808,310

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,148	$46,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,204	3,365
Provision for doubtful debts / advances	48	107
Realized gains on sales of short term investments	(2,662)	(1,544)
Deferred income taxes	(839)	(1,413)
Compensation expense related to restricted stock	1,426	1,011
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(9,225)	(12,385)
Other current assets	(14,605)	(12,022)
Accrued payroll and other liabilities	(7,206)	(558)
Deferred revenue	(1,696)	(2,110)

Net cash provided by operating activities	27,593	20,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(3,811)	(5,189)
Proceeds from sale of property and equipment	27	31
Purchase of mutual funds	(27,003)	(50,858)
Purchase of term deposits with banks	(71,829)	(106,207)
Proceeds from sales of mutual funds	50,181	82,445
Maturities of term deposits with banks	67,836	97,204

Net cash provided by investing activities	15,401	17,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans and borrowings	(1,500)	0

Net cash used in financing activities	(1,500)	0

Effect of foreign currency exchange rate changes on cash	1,588	(1,727)

Change in cash and cash equivalents	43,082	36,574
Cash and cash equivalents, beginning of period	178,757	94,622

Cash and cash equivalents, end of period	$221,839	$131,196

Non cash investing and financing activities:
Cash paid for income taxes	17,024	12,299
Cash paid for interest	585	218

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2014, the results of their operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The year-end condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Revenue on fixed-priced, applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

Revenues are reported net of sales incentives.

Reimbursements of out-of-pocket expenses are included in revenue in accordance with revenue guidance in the FASB codification.

5. STOCK-BASED EMPLOYEE COMPENSATION PLANS

The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates. The contracts are adjusted to fair value at each reporting period. The counterparty to these contracts is a bank. Forward contracts designated as hedges of net investments denominated in certain foreign currencies and changes in fair value are reported in the consolidated statements of comprehensive income as other comprehensive income. Foreign currency contracts designated as hedges of net investments in foreign operations were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Other forward contracts, primarily related to customer transactions, are not designated as hedges and changes in fair value are reported in current earnings as other income, net.

During the three months ended March 31, 2014, the Company entered into foreign exchange forward contracts with a notional amount of $100 million and with maturity dates of one to four months. During the three months ended March 31, 2014, no contracts expired. At March 31, 2014, foreign exchange forward contracts amounting to $100 million in notional value were outstanding. The fair value of the foreign exchange forward contracts of $2.27 million is reflected in other current assets in the balance sheet of the Company as at March 31, 2014. During the three months ended March 31, 2014, forward contract gain of $1.48 million, pertaining to direct client related contracts is included as other income and forward contract gain of $0.72 million, pertaining to intercompany related contracts is recorded as other comprehensive income.

Summary information about the forward contracts to sell U.S. Dollars and buy Indian Rupees as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Derivatives designated as net investment hedges:
Notional amounts (in thousands)	$30,400	$—
Weighted exchange rate	INR 59.35	n/a
Weighted average maturity	3 months	n/a
Fair values reported in:
Other current assets (in thousands)	$750	$—
Other liabilities (in thousands)	$—	$—

The following table presents the net gains recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending March 31, 2014 and 2013.

Gains on derivatives:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(in thousands)
Gains recognized in Other Comprehensive Income	$724	$90

Summary information about the derivatives not designated as hedges as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Derivatives not designated as hedges:
Notional amounts (in thousands)	$69,600	$—
Weighted exchange	INR 59.35	n/a
Weighted average maturity	3 months	n/a
Fair values reported in:
Other current assets (in thousands)	$1,518	$—
Other liabilities (in thousands)	$—	$—

The following table presents the net gains recorded in other income, net relating to the foreign exchange contracts not designated as hedges for the periods ending March 31, 2014 and 2013.

Gains recognized in other income:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(in thousands)
Gains recognized in other income, net	$1,480	$577

7. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive income (loss) for three months ended March 31, 2014 is as follows:

(In thousands)

	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Beginning balance	$(146,708)	$(10,708)	$3,808	$(695)	$(154,303)
Other comprehensive income before reclassifications	24,847	724	1,871	—	27,442
Amounts reclassified from accumulated other comprehensive income	—	—	(1,253)	1	(1,252)

Net current-period other comprehensive income	$24,847	$724	$618	$1	$26,190

Ending Balance	$(121,861)	$(9,984)	$4,426	$(694)	$(128,113)

Reclassifications out of accumulated other comprehensive income (loss) for three months ended March 31, 2014 is as follows:

(In thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(1,855)	$602	$(1,253)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$2	$(1)	$1

The change in balances of accumulated comprehensive income (loss) for three months ended March 31, 2013 is as follows:

(In thousands)

	Foreign Currency Translation Adjustments	Gains (Losses) on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)
Other comprehensive income before reclassifications	1,865	90	158	4	2,117
Amounts reclassified from accumulated other comprehensive income	—	—	(568)	5	(563)

Net current-period other comprehensive income	$1,865	$90	$(410)	$9	$1,554

Ending Balance	$(80,202)	$(3,822)	$436	$(991)	$(84,579)

Reclassifications out of accumulated other comprehensive income (loss) for three months ended March 31, 2013 is as follows:

(In thousands)

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(823)	$255	$(568)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$8	$(3)	$5

8.TAX ON OTHER COMPREHENSIVE INCOME

Total (taxes) benefit on other comprehensive income for the three months ended March 31, 2014 and 2013 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(in thousands)
(Taxes) benefit on Unrealized gains(losses) on securities	$(251)	$202
(Taxes) on Defined benefit pension plans	(1)	(5)

Total (taxes)benefit on Other Comprehensive Income	$(252)	$197

9. CASH AND CASH EQUIVALENTS

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As at March 31, 2014, the total cash and cash equivalent and short term investment balance was $712.9 million. Of that amount, $663.5 million was held by Indian subsidiaries consisting of $163.5 million held in U.S. dollars and $500.0 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At March 31, 2014 and December 31, 2013, approximately $21.4 million and $33.2 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At March 31, 2014 approximately $7.02 million was held in Bank of America. At March 31, 2014, $102.1 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. At year end, December 31, 2013, $29.8 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

10. LINE OF CREDIT AND TERM LOAN

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three-year revolving credit facility of $90 million. The maturity date of both the three year term loan facility and the three year revolving credit facility is May 23, 2016. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates applicable to the loans incurred under the Credit Agreement are (a) with respect to Revolving Loans, (i) the Eurodollar Rate plus 1.25% with respect to Eurodollar Loans and (ii) the Base Rate plus 0.25% with respect to Base Rate Loans, and (b) with respect to the Term Loan, (i) the Eurodollar Rate plus 1.50% with respect to Eurodollar Loans and (ii) the Base Rate plus 0.50% with respect to Base Rate Loans (each as defined in the Credit Agreement).

As at March 31, 2014, the interest rate was 1.4856% for the three year revolving credit facility and was 1.7356% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of March 31, 2014, as it would reflect the current market value.

Principal payments on the term loan are due every quarter. During the three months ended March 31, 2014, a principal payment of $ 1.5 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of March 31, 2014, the Company was in compliance with all debt covenants.

As at March 31, 2014 the outstanding balance of the term loan and three-year revolving credit facility including interest were $54.09 million and $90.13 million respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at March 31, 2014 are as follows:

(In thousands)
2014	$5,625
2015	$8,625
2016	$129,750

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

The following tables set forth the computation of earnings per share:

	Three Months Ended March 31,
	2014		2013
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,840	$1.39	41,742	$1.11
Potential dilutive effect of restricted stock options outstanding	132	0	97	0

Diluted earnings per share	41,972	$1.39	41,839	$1.11

12. SEGMENT REPORTING

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Insurance

•	Healthcare and Life Sciences

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its March 31, 2013 segment figures presented below to conform to the March 31, 2014 presentation.

Syntel’s leadership evaluates the Company’s performance and allocates resources based on segment revenues and segment cost of revenues. Segment Gross Profit is defined as gross profit before Corporate Direct Costs.

The Company’s cost of revenues consists of costs directly associated with billable professionals in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Generally, the cost of revenues for each operating segment has similar characteristics and is subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and cost of revenues to differing degrees.

Banking and Financial Services

Our Banking and Financial Services business segment serves financial institutions throughout the world. Our clients include customers providing banking, investments, transaction processing, capital markets, and cards and payments services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: retail banking, wholesale banking, consumer lending, cards and payments, risk management, investment banking, reconciliations, fraud analysis, mobile banking, compliance and securities services. The demand for our services in the banking sector is being driven by several significant changes in the industry. We help our customers adapt to market changes by providing technology-based industry-specific solutions. In addition to application services, the services increasingly in demand in this sector include testing, Business Intelligence (BI), IT Infrastructure Management Services (IMS), Knowledge Process Outsourcing (KPO), Cloud, Enterprise Resource Planning (ERP), and business and technology consulting.

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial and life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on such aspects of our clients’ operations as: policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social media and mobile technologies. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services most in demand in this sector include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: International Classification of Diseases (ICD–10), Electronic Health Records (EHR) and healthcare banking. We also partner with clients to enable their systems and processes to deal with the retail orientation of healthcare, such as the support of individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

In the life sciences category, we partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, sales and marketing) as well as regulatory and administrative functions. Among our services most often in demand are testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Manufacturing

Our Manufacturing segment provides business consulting and technology services in a range of sub-sectors, including industrial product, aerospace and automotive manufacturing, as well as processors of natural resources, chemicals, Product Lifecycle Management(PLM), and supply chain of raw materials. We also serve many energy utilities, as well as oil and gas producers. Some of our manufacturing solutions for industrial and automotive clients include warranty management, dealer system integration, Supply Chain Management (SCM), sales and operations planning, and mobility.

Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. These trends are driving demand for offerings such as Enterprise Application Services (EAS), Enterprise Information Management (EIM), consulting and Social, Mobile, Analytics and Cloud(SMAC) technologies. Our services most in demand in this sector include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Services in high demand in the retail sector include consulting, eCommerce, EAS, systems integration, testing, KPO and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurant as well as online and retail travel, global distribution systems, and intermediaries and real estate companies, providing solutions such as Customer Relationship Management (CRM) and EIM.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our logistics solutions for logistics clients include SCM, sales and operations planning, and mobility. For transportation and logistics clients, our service areas include Point of Sale(POS) testing, Multi-Channel, customer and retail store analytics.

In Telecom, we help our clients address important changes in the telecom industry, such as the transition to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction.

In Retail, Logistics and Telecom segment our services most in demand include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Corporate Direct Costs

Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, Application Management, etc., are not specifically allocated to specific segments because management believes it is not practical to allocate such costs to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures for prior periods have been restated to reflect industry segments for all periods presented. Revenues from external customers and gross profit for the Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing, and Retail, Logistics and Telecom segments for the quarters ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net Revenues:
Banking and Financial Services	$108,098	$102,892
Healthcare and Life Sciences	38,466	29,490
Insurance	31,979	29,101
Manufacturing	6,336	8,269
Retail, Logistics and Telecom	34,644	19,354

	$219,523	$189,106

Gross Profit:
Banking and Financial Services	$47,619	$44,989
Healthcare and Life Sciences	19,249	12,625
Insurance	12,605	11,143
Manufacturing	1,832	2,982
Retail, Logistics and Telecom	15,885	6,860

Total Segment Gross Profit	97,190	78,599
Corporate Direct Costs	(1,167)	(822)

Gross Profit	$96,023	$77,777
Selling, general and administrative expenses	32,221	25,693

Income from operations	$63,802	$52,084

During the three months ended March 31, 2014, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $46.9 million, $31.6 million and $24.7 million, respectively, during the three months ended March 31, 2014, contributing approximately 21.4%, 14.4% and 11.2%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated primarily in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated, primarily in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended March 31, 2013 from American Express Corp., State Street Bank and Federal Express Corp. were $51.9 million, $31.4 million and $9.7 million, respectively, contributing approximately 27.4%, 16.6% and 5.1%, respectively, of total consolidated revenues. At March 31, 2014 and December 31, 2013, accounts receivable from American Express Corp. were $16.3 million and $20.4 million, respectively. Accounts receivable from State Street Bank were $10.9 million and $10.6 million, respectively, at March 31, 2014 and December 31, 2013. Accounts receivable from Federal Express Corp. were $12.7 million and $12.3 million, respectively, at March 31, 2014 and December 31, 2013.

13. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2014	2013
Net Revenues (1)	(in thousands)
North America (2)	$199,702	$173,287
India	404	355
Europe (3)	18,452	13,976
Rest of the World	965	1,488

Total revenue	$219,523	$189,106

	As on March, 31	As on December, 31
	2014	2013
Long-Lived Assets (4)	(in thousands)
North America (2)	$2,628	$2,713
India	108,383	106,133
Europe (3)	99	72
Rest of the world	1,503	1,593

Total	$112,613	$110,511

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation, amortization and goodwill.

14. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2014	2013
Statutory provision	35.0%	35.0%
State, [taxes], net of federal benefit	0.2%	0.6%
City taxes	0.1%	—%
Foreign effective tax rates different from US statutory rate	(10.6)%	(11.8)%
Tax reserve	(1.6%)	—%

Effective Income Tax Rate	23.1%	23.8%

The tax rate for the three months ended March 31, 2014, was affected by the effective tax rate impact of change in the offshore/onshore, taxable/nontaxble units profit mix of the Company and by certain Company facilities going out of tax holiday effective April 1, 2013.

The tax rate for the three months ended March 31, 2014, includes a tax benefit of $1.2 million which related to a particular tax position.

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2009-10 pending at various levels of the Indian tax authorities. Financial year 2010-11 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2007-08 and onwards. The Indian tax authority has serviced a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. The reason for re-opening is not stated in the notice. SGPL will be in a position to defend the re-opening of the assessment for aforesaid year and therefore no additional provision has been made in the Company’s books.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended March 31, 2014, the Company has reversed interest of approximately $0.17 million with respect to a particular tax position. The Company has accrued approximately $1.27 million and $1.40 million for interest and penalties as of March 31, 2014 and December 31, 2013, respectively.

The liability for unrecognized tax benefits was $34.37 million and $30.22 million as of March 31, 2014 and December 31, 2013, respectively. The Company has paid income taxes of $30.37 million and $26.37 million against the liabilities for unrecognized tax benefits of $34.37 million and $30.22 million, as of March 31, 2014 and December 31, 2013, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.59 million and potential tax disputes of $3.32 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India and registered in Special Economic Zones (SEZ), as Export Oriented Units (EOU) and as units located in Software Technologies Parks of India (STPI). Software development centers/units enjoy favourable tax provisions due to their registration in SEZ.

Certain units located in SEZ were eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next two years and for a further 50% exemption for another three years, subject to fulfilment of certain criteria. New units in SEZ that were operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfilment of certain criteria.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.62 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.83 million.

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

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.87 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.76 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). The appeals by Syntel India and the Income Tax Department have been scheduled for hearing before the ITAT in the near future. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which the CIT(A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Bombay High Court dismissed the Income Tax Department appeal. The Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before the ITAT on June 10, 2014. For the financial year 2006-07, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with the CIT (A) that partially upheld Syntel India’s contentions. Syntel India filed a further appeal with the ITAT against the amounts not allowed by the CIT (A). The Income Tax Department filed a further appeal against the amounts allowed by the CIT (A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT in the near future. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2012, the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed a further appeal against the amounts allowed by the CIT (A). The Appeal is scheduled for hearing on July 30, 2014.For the Financial Year 2008-09, the Income Tax Department has decided against Syntel India with respect to a particular tax position and the Company has filed an appeal with the CIT (A). On August 14, 2013 the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions The Income Tax Department has filed a further appeal with ITAT against the amounts allowed by the CIT(A). The Income Tax Department’s appeal is re-fixed for hearing before ITAT on July 30, 2014. For the Financial Year 2009-10, the Income Tax Department has decided against Syntel India with respect to a particular tax position and the Company has filed an appeal with the CIT (A).

For the financial year 2006-07, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax department filed a further appeal against the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on October 22, 2014. For the financial years 2007-08,and 2008-09, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). The Syntel KPO entity’s appeals for the financial years were not allowed by the CIT (A). The Syntel KPO entity has filed a further appeal with the ITAT against the amounts not allowed by the CIT (A).

Syntel appeal fixed for hearing before ITAT in the near future. For the financial year 2009-10, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A).

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (“SIPL”) with respect to a particular tax position and SIPL filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT (A) wherein the contention of SIPL was upheld. Also, High Court orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and the recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012. The Income Tax Department filed a further appeal to the ITAT for the amounts allowed by the CIT (A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for Branch profit taxes is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional Branch Profit taxes which would be due, if US profits were not to be permanently invested, were approximately $6.61 million as of March 31, 2014.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2014, the Company would have accrued taxes of approximately $232.2 million.

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

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.46 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid order. The Syntel KPO entity has received service tax refund for the period October–December 2011 and January – March 2012 of $0.15 million and $0.13 million, respectively. During the quarter ended December 31, 2013, the KPO entity received orders for rejection of Service tax refunds for the period April –December 2012 of US$0.74 million. As per the rejection order, there is no nexus of input services and the entity is not eligible for refund of service tax.The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid orders.

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

SIPL regularly files service tax returns and filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for a service tax demand of approximately $2.04 million. The Company filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department passed an order dated February 11, 2013 confirming the said demand. The total demand, including penalty amounts, was raised to $3.95 million. In addition to this amount, annual interest at 18%, calculated on a daily basis on the outstanding demand, is payable. SIPL filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of demand. The CESTAT allowed SIPL’s appeal, set aside the demand and directed the Commissioner to make a fresh examination. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. In view of the above, SIPL has defended the demand raised by the Commissioner and is in a strong position to defend the same before the Bombay High Court. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. Accordingly, no provision has been made in the Company’s books.

Local Taxes

For the three month period ended March 31, 2014, the Company has recorded an additional local tax liability of approximately $0.02 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2013, the Company had a local tax liability of approximately $4.5 million, equal to $2.9 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. Accordingly, the amount of the MAT credits-have been recognized as deferred tax assets. The MAT Credit as of March 31, 2014 of $22.11 million shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.22
2018-19	0.30
2019-20	1.09
2020-21	5.50
2021-22	0.88
2022-23	6.63
2023-24	7.49
22.11

15. COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimates, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at March 31, 2014 and December 31, 2013.

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

16. STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of 8 million shares of Common Stock were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended March 31, 2014 and 2013.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended March 31, 2014 and 2013 was $1.43 million and $1.01 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2013 and 2012, the Company issued restricted stock awards of 93,528and 108,828, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. No restricted stock awards were made during the three months ended March 31, 2014. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

For the restricted stock issued during the years ended December 31, 2009, 2008, 2007 and 2006, the dividend is accrued and paid subject to the same restriction as the restriction on transferability. For the restricted stock awards issued during the years ended December 31, 2012, 2013 and for the three months ended March 31, 2014 no dividend accrues on the restricted stock awards.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$460	$299
Selling, general and administrative expenses	966	712

	$1,426	$1,011

17. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $2.0 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively.

The amounts accrued for unutilized earned leave are $20.7 million and $19.1 million as of March 31, 2014 and December 31, 2013, respectively, and are included within Accrued payroll and related costs.

18. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through March 31, 2014, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended March 31, 2014 and 2013 was $0.9 million and $0.9 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $9.8 million and $8.8 million as of March 31, 2014 and December 31, 2013, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended March 31, 2014 and 2013 was $0.8 million respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services only to these two clients represented approximately 13.3% and 14.7% of the Company’s total revenues for three months ended March 31, 2014 and 2013, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$134.5	$—	$—	$134.5
Term Deposits	—	356.5	—	356.5
Fair Value of Foreign Exchange Forward Contracts	—	2.3	—	2.3

Total Assets Measured at Fair Value	$134.5	$358.8	$—	$493.3

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$149.8	$—	$—	$149.8
Term Deposits	—	340.5	—	340.5

Total Assets Measured at Fair Value	$149.8	$340.5	$—	$490.3

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

21.TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of March 31, 2014 and December 31, 2013.

	(In Millions)
Balance Sheet Item	As of March 31, 2014	As of December 31, 2013
Cash & Cash Equivalents	$102.2	$29.8
Short Term Investments	356.5	340.3
Non Current Assets	0.0	0.2

Total	$458.7	$370.3

22. RECENT ACCOUNTING PRONOUNCEMENTS

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

The guidance requires no new disclosures and should be applied prospectively for public entities for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of Accounting Standards Update 2013-11 did not have any significant impact on the Company’s financial statement disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended March 31, 2014 increased to $219.5 million from $189.1 million for the three months ended March 31, 2013, representing a 16.1% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; Retail; Logistics and Telecom has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of March 31, 2014 increased by 9.2% to 16,787 employees as compared to 15,379 employees as of March 31, 2013. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of March 31, 2014, the Company had approximately 78.6% of its billable workforce in India as compared to 80.1% as of March 31, 2013. The Company’s top five clients accounted for 60.2% of the total revenues in the three months ended March 31, 2014, down from 65.7 % of its total revenues in the three months ended March 31, 2013. Moreover, the Company’s top 10 clients accounted for 73.0% of the total revenues in the three months ended March 31, 2014 as compared to 79.2% in the three months ended March 31, 2013. The Company’s top 3-30 clients accounted for 57.1% of the total revenues in the three months ended March 31, 2014, up from 51.1% of its total revenues in the three months ended March 31, 2013.

Cost of Revenues. The Company’s cost of revenues consist of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 56.3% of total revenue for the three months ended March 31, 2014, from 58.9% for the three months ended March 31, 2013. The 2.6% decrease in cost of revenues, as a percent of revenues, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs in the first quarter of 2013. Salary increases are discretionary and determined by management.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $108.1 million for the three months ended March 31, 2014 or 49.2% of total revenues, from $102.9 million, or 54.4% of total revenues for the three months ended March 31, 2013. The $5.2 million increase was attributable primarily to revenues from new engagements contributing $58.7 million, largely offset by $44.4 million in lost revenues as a result of project completion and a $9.1 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consist of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues decreased to 55.9% of total Banking and Financial Services revenues for the three months ended March 31, 2014, from 56.3% for the three months ended March 31, 2013. The 0.4% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs in the first quarter of 2013. Salary increases are discretionary and determined by management.

Insurance Revenues. Insurance revenues increased to $32.0 million for the three months ended March 31, 2014 or 14.6% of total revenues, from $29.1 million, or 15.4% of total revenues for the three months ended March 31, 2013. The $2.9 million increase was attributable primarily to revenues from new engagements contributing $20.9 million, largely offset by $13.1 million in lost revenues as a result of project completion and a $4.9 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 60.6% for the three months ended March 31, 2014, from 61.7% for the three months ended March 31, 2013. The 1.1% decrease in cost of revenues, as a percent of total revenues for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs in the first quarter of 2013. Salary increases are discretionary and determined by management.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $38.5 million for the three months ended March 31, 2014, or 17.5% of total revenues from $29.5 million for the three months ended March 31, 2013, or 15.6% of total revenues. The $9.0 million increase was attributable primarily to revenues from new engagements contributing $9.9 million and a $3.9 million net increase in revenue from existing projects, offset by $4.8 million in lost revenues as a result of project completion.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the US and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues decreased to 50.0% of total Healthcare and Life Sciences revenues for the three months ended March 31, 2014, from 57.2% for the three months ended March 31, 2013. The 7.2% decrease in cost of revenues for the three months ended March 31, 2014, as a percent of total Healthcare and Life Sciences revenues, as compared to the three months ended March 31, 2013, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs in the first quarter of 2013. Salary increases are discretionary and determined by management.

Manufacturing Revenues. Manufacturing revenues decreased to $6.3 million for the three months ended March 31, 2014, or 2.9% of total revenues from $8.3 million for the three months ended March 31, 2013, or 4.4% of total revenues. The $2.0 million decrease was attributable primarily to $2.3 million net decrease in revenues from existing projects and $0.8 million in lost revenues as a result of project completion, largely offset by a $1.1 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the US, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 71.1% of total Manufacturing revenues for the three months ended March 31, 2014, from 63.9% for the three months ended March 31, 2013. The 7.2% increase in cost of revenues, for the three months ended March 31, 2014, as a percent of total Manufacturing revenues, as compared to the three months ended March 31, 2013, was attributable primarily to increases in headcount, salary increases for offshore and onsite employees and increased benefits costs, partially offset by rupee depreciation and a decrease in travel expenses in the first quarter of 2013. Salary increases are discretionary and determined by management.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $34.6 million for the three months ended March 31, 2014 or 15.8% of total revenues, from $19.4 million, or 10.2% of total revenues for the three months ended March 31, 2013. The $15.2 million increase was attributable primarily to revenues from new engagements contributing $11.9 million and a $5.1 million net increase in revenue from existing projects, offset by $1.8 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 54.1% of total Retail, Logistics and Telecom revenues for the three months ended March 31, 2014, from 64.6% for the three months ended March 31, 2013. The 10.5% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was attributable primarily to rupee depreciation and a decrease in travel expenses, offset by increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs in the first quarter of 2013. Salary increases are discretionary and determined by management.

Corporate Direct Costs – Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, Application Management, etc., are not specifically allocated to specific segments because management believes it is not practical to allocate such costs to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Cost cost of revenues increased to 0.5% for the three months ended March 31, 2014, from 0.4% for the three months ended March 31, 2013. The 0.1% increase in cost of revenues, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was attributable primarily to increases in headcount, bonus provisions and benefits partially offset by rupee depreciation and a decrease in travel expenses in the first quarter of 2013. Salary increases are discretionary and determined by management.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended March 31, 2014 were $32.2 million or 14.7% of total revenues, compared to $25.7 million or 13.6% of total revenues for the three months ended March 31, 2013.

Selling, general and administrative expenses for the three months ended March 31, 2014 were impacted by an increase in revenue of $30.4 million that resulted in a 2.3% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to an increase in corporate expenses of $3.5 million primarily on account of foreign exchange loss of $3.2 million and increase in Legal & Professional fees of $0.3 million, increase in compensation due to increases in headcount of $1.7 million, increase in facility related cost of $0.8 million, increase in marketing expenses of $0.1 million, voice & data $0.1 million, increase in contract cost of $0.1 million and other expenses of $0.2 million.

Other Income (Expense), Net. Other income includes interest and dividend income, gains and losses from sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income for the three months ended March 31, 2014 was $11.8 million or 5.4% of total revenues, compared to $8.8 million or 4.7% of total revenues for the three months ended March 31, 2013. The increase in other income of $3.0 million was attributable to an increase in interest income of $1.3 million, increase in gain from sale of a mutual fund of $1.2 million and increase in forward contract gain of $0.9 million, offset by increase in interest expenses of $0.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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

During the three months ended March 31,2014 and 2013, the effective income tax rates were 23.1% and 23.8%, respectively. The tax rate for the three months ended March 31, 2014 and 2013 was affected by the effective tax rate impact of change in the offshore/onshore profit mix of the Company and by certain Company facilities going out of tax holiday effective April 1, 2013.

The tax rate for the three months ended March 31, 2014, includes a tax benefit of $1.2 million which related to a particular tax position.

Other Comprehensive Income

The other comprehensive income consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended March 31, 2014 the other comprehensive income amounted to $26.2 million, primarily attributable to foreign currency translation adjustments of $24.8 million for the three months ended March 31, 2014.

During the three months ended March 31, 2013 the other comprehensive income amounted to $1.6 million, primarily attributable to foreign currency translation adjustments of $1.9 million.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $221.84 million at March 31, 2014 from $131.2 million at March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As of March 31, 2014, the total cash and cash equivalent and short term investment balance was $712.9 million. Out of the above, an amount of $663.5 million was held by Indian subsidiaries which was composed of an amount of $163.5 million held in US dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $27.6 million for the three months ended March 31, 2014. The number of days sales outstanding in net accounts receivable was approximately 57 days and 52 days as of March 31, 2014 and 2013, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2013.

Net cash provided by investing activities was $15.4 million for the three months ended March 31, 2014, consisting principally of $3.8 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $27.0 million and the purchase of term deposits with banks of $71.8 million, largely offset by $50.2 million from sales of mutual funds and $67.8 million from maturities of term deposits with banks.

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2014 consisting principally of a scheduled quarterly repayment of a loan and borrowing.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three- year term loan facility of $60 million and a three-year revolving credit facility of $90 million. The maturity date of both the three year term loan facility and the three year revolving credit facility is May 23, 2016. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As at March 31, 2014, the interest rate was 1.4856% for the three year revolving credit facility and was 1.7356% for the three year term loan facility.

And with the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of March 31, 2014, as it would reflect the current market value.

Principal payments on the term loan are due every quarter and during the three months ended March 31, 2014,a principal payment of $ 1.5 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of March 31, 2014, the Company was in compliance with all debt covenants.

As at March 31, 2014 the outstanding balance of the term loan and three-year revolving credit facility including interest were $54.09 million and $90.13 million respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at March 31, 2014 are as follows:

(In thousands)
2014	$5,625
2015	$8,625
2016	$129,750

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2014 and 2013 revenues from time and material contracts constituted 61% and 62% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2014 and 2013, revenues from fixed price application management and support engagements constituted 29% and 29% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2014 and 2013, revenues from fixed price development contracts constituted 10% and 9% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As at March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $2.0 and $2.0 million respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

Accruals for Legal Expenses and Exposures. The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has not accrued any liability for legal contingencies as no legal contingency has been deemed to be probable of occurring. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimates, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at March 31, 2014 and December 31, 2013.

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

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and cash equivalents	$221,839	$178,757
Short term investments	491,046	490,177

Total	$712,885	$668,934

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

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States of America and in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

During the three months ended March 31, 2014, the Indian rupee has appreciated against the U.S. dollar by 0.65% as compared to the three months ended December 31, 2013. This rupee appreciation negatively impacted the Company’s gross margin by 0.14%, operating income by 0.21% and net income by 0.19%, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 38.7% and 84.3% of the expenses, respectively.

The rupee appreciation has also resulted in foreign currency translation adjustments of $24.85 million during the three months ended March 31, 2014, which has been reported as other comprehensive income.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to interest rate or fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank during the three months ended March 31, 2014, but these contracts do not have a material impact on the financial statements.

During the quarter ended March 31, 2014, the Company entered into foreign exchange forward contracts with a notional amount of $100 million to hedge part of its revenues. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $100 million as of March 31, 2014. The outstanding foreign exchange forward contracts as of March 31, 2014 mature in one to four months. The fair value of the foreign exchange forward contracts in the amount of $2.27 million is reflected in other current assets in the balance sheet of the Company as of March 31, 2014. During the three months ended March 31, 2014, forward contract gain of $1.48 million, pertaining to direct client related contracts is included as other income and forward contract gain of $0.72 million, pertaining to intercompany related contracts is recorded as other comprehensive income.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

SYNTEL, INC.

Date : May 2, 2014	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date : May 2, 2014	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase