Form 10-Q
period 2014-06-30
SYNTEL INC
filed 2014-08-05
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock, no par value: 41,806,911 shares outstanding as of June 30, 2014.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net revenues	$228,250	$202,501	$447,773	$391,607
Cost of revenues	138,702	118,920	262,202	230,249

Gross profit	89,548	83,581	185,571	161,358
Selling, general and administrative expenses	26,321	18,690	58,542	44,383

Income from operations	63,227	64,891	127,029	116,975
Other income (loss), net	12,175	(1,335)	23,960	7,469

Income before provision for income taxes	75,402	63,556	150,989	124,444
Income tax expense	16,118	16,044	33,557	30,508

Net income	$59,284	$47,512	$117,432	$93,936

Other comprehensive income (loss)
Foreign currency translation adjustments	$(7,004)	$(49,800)	$17,843	$(47,935)
Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	—	(4,808)	724	(4,718)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	2,889	553	5,272	674
Reclassification adjustment for gains included in net income	(1,541)	(140)	(3,054)	(873)

	1,348	413	2,218	(199)
Defined benefit pension plans:
Net profit (loss) arising during period	(1)	22	—	28
Amortization of prior service cost included in net periodic pension cost	9	8	10	16

	8	30	10	44

Other comprehensive income (loss), before tax	(5,648)	(54,165)	20,795	(52,808)
Income tax benefits (expenses) related to other comprehensive income (loss)	327	(150)	74	47

Other comprehensive income (loss), net of tax	(5,321)	(54,315)	20,869	(52,761)

Comprehensive income (loss)	$53,963	$(6,803)	$138,301	$41,175

Dividend per share	$—	$—	$—	$—
Earnings per share:
Basic	$1.42	$1.14	$2.81	$2.25
Diluted	$1.41	$1.14	$2.80	$2.24
Weighted average common shares outstanding:
Basic	41,865	41,770	41,852	41,756

Diluted	41,958	41,850	41,965	41,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$170,893	$178,757
Short term investments	598,868	490,177
Accounts receivable, net of allowance for doubtful accounts of $ 2,040 and $ 2,022 at June 30, 2014 and December 31, 2013, respectively	106,870	101,974
Revenue earned in excess of billings	30,710	22,275
Deferred income taxes and other current assets	73,217	49,929

Total current assets	980,558	843,112
Property and equipment	211,396	198,687
Less accumulated depreciation and amortization	98,985	89,082

Property and equipment, net	112,411	109,605
Goodwill	906	906
Non current term deposits with banks Deferred income taxes and other non current assets	— 44,852	163 43,390

TOTAL ASSETS	$1,138,727	$997,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,466	$9,947
Accrued payroll and related costs	50,341	56,308
Income taxes payable	26,884	19,224
Accrued liabilities	26,699	26,714
Deferred revenue	3,364	4,729
Loans and borrowings	8,116	7,363

Total current liabilities	126,870	124,285
Other non current liabilities	13,254	11,970
Non current loans and borrowings	134,250	138,375

TOTAL LIABILITIES	274,374	274,630
Commitments and contingencies ( See Note 15)
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	864,353	722,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,138,727	$997,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2013	41,757	$1	251	$23,450	$67,422	$785,976	$(154,303)	$722,546
Net income						117,432		117,432
Other comprehensive income, net of tax							20,869	20,869
Excess tax benefits on stock-based compensation plans				493				493
Restricted stock activity	50		36	3,013				3,013

Balance, June 30, 2014	41,807	$1	287	$26,956	$67,422	$903,408	$(133,434)	$864,353

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117,432	$93,936
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,191	7,007
Provision for doubtful debts / advances	43	148
Realized gains on sales of short term investments	(5,087)	(2,005)
Deferred income taxes	(1,623)	(2,592)
Compensation expense related to restricted stock	3,013	2,167
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(12,546)	(38,168)
Other current assets	(22,700)	(13,824)
Accounts payable, accrued payroll and other liabilities	5,912	23,101
Deferred revenue	(1,395)	(1,776)

Net cash provided by operating activities	91,240	67,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(8,119)	(9,555)
Proceeds from sale of property and equipment	64	31
Purchase of mutual funds	(201,608)	(210,605)
Purchase of term deposits with banks	(131,448)	(167,207)
Proceeds from sales of mutual funds	131,568	122,770
Maturities of term deposits with banks	114,411	135,958

Net cash used in investing activities	(95,132)	(128,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	493	—
Repayment of loans and borrowings	(3,375)	(51,500)
Proceeds of loans and borrowings	—	150,000

Net cash (used in) provided by financing activities	(2,882)	98,500

Effect of foreign currency exchange rate changes on cash	(1,090)	3,808

Change in cash and cash equivalents	(7,864)	41,694
Cash and cash equivalents, beginning of period	178,757	94,622

Cash and cash equivalents, end of period	$170,893	$136,316

Non cash investing and financing activities:
Cash paid for income taxes	31,213	23,146
Cash paid for interest	1,143	362

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2014, the results of their operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The year-end condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability Company (“SWML”); and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel Europe are:

•	Intellisourcing, SARL, a French limited liability company.

•	Syntel Solutions BV, a Netherlands limited liability company.

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability Company (“Syntel Singapore”);

The wholly owned subsidiary of Syntel Singapore is:

•	Syntel Infotech, Inc., a Philippines corporation.

3.	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method, potential tax liabilities and bonus accrual . Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

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

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in other income (loss) unless they are designated as an effective hedge. The counterparty to these contracts is a bank.

During the three months ended June 30, 2014, the Company entered into foreign exchange forward contracts with a notional amount of $60 million and with maturity dates of three to six months. During the three months ended June 30, 2014, contracts amounting to $100 million expired. At June 30, 2014, foreign exchange forward contracts amounting to $60 million in notional value were outstanding. The fair value of the foreign exchange forward contracts of $0.13 million is reflected in other current assets in the balance sheet of the Company as at June 30, 2014. During the three months ended June 30, 2014, gains on these forward contracts of $1.98 million were included in the income statement as other income. During the six months ended June 30, 2014, gains on forward contract of $3.46 million were included in the income statement as other income.

Summary information about the forward contracts to sell U.S. Dollars and buy Indian Rupees as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
Notional amounts (in thousands)		$60,000	$—
Weighted exchange rate	INR	59.65	n/a
Weighted average maturity		3 months	n/a
Fair values reported in:
Other current assets (in thousands)		$131	$—
Other liabilities (in thousands)		$—	$—

The following table presents the net gains recorded in other income, net relating to the foreign exchange contracts not designated as hedges for the periods ending June 30, 2014 and 2013.

Gains (losses) recognized in other income:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Gains (losses) recognized in other income (loss), net	$1,976	$(7,975)	$3,456	(7,399)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending June 30, 2014.

Gains and (losses) on derivatives:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Gains (losses) recognized in other comprehensive income (loss)	$—	$(4,808)	$724	$(4,718)

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive loss for the three months ended June 30, 2014 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(131,845)	$4,426	$(694)	$(128,113)
Other comprehensive income (loss) before reclassifications	(4,019)	2,820	(1)	(1,200)
Amounts reclassified from accumulated other comprehensive income	—	(1,127)	6	(1,121)
Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income	$(7,019)	$1,693	$5	$(5,321)

Ending Balance	$(138,864)	$6,119	$(689)	$(133,434)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2014 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(1,541)	$414	$(1,127)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$9	$(3)	$6

The change in balances of accumulated comprehensive loss for the three months ended June 30, 2013 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Losses on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(80,202)	$(3,822)	$436	$(991)	$(84,579)
Other comprehensive income (loss) before reclassifications	(49,800)	(4,808)	350	23	(54,235)
Amounts reclassified from accumulated other comprehensive income	—	—	(93)	13	(80)

Net current-period other comprehensive income	$(49,800)	$(4,808)	$257	$36	$(54,315)

Ending Balance	$(130,002)	$(8,630)	$693	$(955)	$(138,894)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2013 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(140)	$47	$(93)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$8	$5	$13

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2014 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)
Other comprehensive income before reclassifications	21,552	4,376	—	25,928
Amounts reclassified from accumulated other comprehensive income	—	(2,065)	6	(2,059)
Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income	$18,552	$2,311	$6	$20,869

Ending Balance	$(138,864)	$6,119	$(689)	$(133,434)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(3,054)	$989	$(2,065)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$10	$(4)	$6

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2013 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Losses on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)
Other comprehensive income (loss) before reclassifications	(47,935)	(4,718)	444	28	(52,181)
Amounts reclassified from accumulated other comprehensive income	—	—	(597)	17	(580)

Net current-period other comprehensive income	$(47,935)	$(4,718)	$(153)	$45	$(52,761)

Ending Balance	$(130,002)	$(8,630)	$693	$(955)	$(138,894)

Reclassifications out of accumulated other comprehensive income (loss) for the six months Ended June 30, 2013 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(873)	$276	$(597)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$16	$1	$17

8.	TAX ON OTHER COMPREHENSIVE INCOME

Total tax benefit (expense) on other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Foreign currency translation adjustments	$(15)	$—	$(15)	$—
Tax benefit (expense) on unrealized gains (losses) on securities	345	(156)	93	46
Tax benefit (expense) on defined benefit pension plans	(3)	6	(4)	1

Total tax benefit (expense) on other comprehensive income (loss)	$327	$(150)	$74	$47

9.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As of June 30, 2014, the total cash and cash equivalent and short term investments balance were $769.8 million. Of that amount, $700.6 million was held by Indian subsidiaries consisting of $95.4 million held in U.S. dollars and $605.2 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At June 30, 2014 and December 31, 2013, approximately $33.5 million and $33.2 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At June 30, 2014 approximately $6.6 million was held in Bank of America. At June 30, 2014, $42.5 million in term deposits with an original maturity of three months or less were held with the Punjab National Bank. At year end, December 31, 2013, $29.8 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $367.8 million and $340.3 million at June 30, 2014 and December 31, 2013, respectively.

Short-term investments also include Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities and are reported at cost. During the quarter ended June 30, 2014, the Company’s Indian subsidiaries invested $ 16.8 million in Fixed Maturity Plans (FMPs) of mutual funds.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at June 30, 2014 and December 31, 2013 non-current term deposits with banks were none and $0.16 million, respectively.

The following table summarizes short-term investments as at June 30, 2014 and December 31,2013:

	2014	2013
	June 30	December 31
	(In thousands)
Investments in mutual funds at fair value	$214,299	$149,828
Term deposits with banks	367,805	340,349
Fixed Maturity Plans (FMPs) of mutual funds, at cost	16,764	—

Total	$598,868	$490,177

Held to maturity securities

Investments in held-to-maturity securities (“HTM”) of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Aggregate fair value of the investment	$16,784	—
Less: Gross unrecognized holding gain	20	—

Net carrying amount	16,764	—

10.	LINE OF CREDIT AND TERM LOAN

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

As of June 30, 2014, the interest rate was 1.477350% for the three year revolving credit facility and was 1.727350% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximate their reported value as of June 30, 2014, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended June 30, 2014, a principal payment of $ 1.875 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2014, the Company was in compliance with all debt covenants.

As of June 30, 2014 the outstanding balances of the term loan and three-year revolving credit facilities including interest were $52.22 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at June 30, 2014 are as follows:

	Term Loan	Revolving Credit
		Facility
	(In thousands)
2014	$3,750	$—
2015	$8,625	$—
2016	$39,750	$90,000

11.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2014		2013
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,865	$1.42	41,770	$1.14
Potential dilutive effect of restricted stock options outstanding	93	(0.01)	80	0

Diluted earnings per share	41,958	$1.41	41,850	$1.14

	Six Months Ended June 30,
	2014		2013
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	41,852	$2.81	41,756	$2.25
Potential dilutive effect of restricted stock options outstanding	113	(0.01)	89	(0.01)

Diluted earnings per share	41,965	$2.80	41,845	$2.24

12.	SEGMENT REPORTING

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Insurance

•	Healthcare and Life Sciences

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its three months and six months ended June 30, 2013 segment figures presented below to conform to the three months and six months ended June 30, 2014 presentation, respectively.

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

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on such aspects of our clients’ operations as: policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social media and mobile technologies. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services most in demand in this sector include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies, including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: International Classification of Diseases (ICD–10), Electronic Health Records (EHR) and healthcare banking. We also partner with clients to enable their systems and processes to deal with the retail orientation of healthcare, such as the support of individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Manufacturing

Our Manufacturing segment provides business consulting and technology services in a range of sub-sectors, including industrial product, aerospace and automotive manufacturing, as well as processors of natural resources, chemicals, Product Lifecycle Management (PLM), and supply chain of raw materials. We also serve many energy utilities, as well as oil and gas producers. Some of our manufacturing solutions for industrial and automotive clients include warranty management, dealer system integration, Supply Chain Management (SCM), sales and operations planning, and mobility.

Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. These trends are driving demand for offerings such as Enterprise Application Services (EAS), Enterprise Information Management (EIM), Consulting and Social, Mobile, Analytics and Cloud (SMAC) technologies. Our services most in demand in this sector include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Services in high demand in the retail sector include consulting, eCommerce, EAS, systems integration, testing, KPO and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies, providing solutions such as Customer Relationship Management (CRM) and EIM.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our solutions for logistics clients include SCM, sales and operations planning, and mobility. For transportation and logistics clients, our service areas include Point of Sale(POS) testing, Multi-Channel, customer and retail store analytics.

In Telecom, we help our clients address important changes in the telecom industry, such as the transition to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction.

In the Retail, Logistics and Telecom segment our services most in demand include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Corporate Direct Costs

Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, and Application Management, are not allocated to specific industry segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against Total Gross Profit.

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures for prior periods have been restated to reflect industry segments for all periods presented. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for three and six months ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$112,942	$106,038	$221,040	$208,930
Healthcare and Life Sciences	38,791	33,654	77,257	63,144
Insurance	34,238	30,042	66,218	59,143
Manufacturing	6,565	7,731	12,900	16,001
Retail, Logistics and Telecom	35,714	25,036	70,358	44,389

	$228,250	$202,501	$447,773	$391,607

Gross Profit:
Banking and Financial Services	45,682	45,684	93,301	90,673
Healthcare and Life Sciences	17,281	14,972	36,530	27,597
Insurance	11,559	11,614	24,164	22,757
Manufacturing	1,927	2,645	3,759	5,627
Retail, Logistics and Telecom	14,682	9,650	30,567	16,510

Total Segment Gross Profit	91,131	84,565	188,321	163,164
Corporate Direct cost	(1,583)	(984)	(2,750)	(1,806)

Gross Profit	$89,548	$83,581	$185,571	$161,358
Selling, general and administrative expenses	26,321	18,690	58,542	44,383

Income from operations	$63,227	$64,891	$127,029	$116,975

During the three and six months ended June 30, 2014, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $49.3 million, $32.1 million and $26.2 million, respectively, during the three months ended June 30, 2014, contributing approximately 21.6%, 14.1% and 11.5%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment The corresponding revenues for the three months ended June 30, 2013 from American Express Corp., State Street Bank and Federal Express Corp. were $52.7 million, $32.1 million and $14.7 million, respectively, contributing approximately 26.0%, 15.9% and 7.2%, respectively, of total consolidated revenues. During the six months ended June 30, 2014, revenue from American Express Corp., State Street Bank and Federal Express Corp. were $96.2 million, $63.7 million and $50.9 million, respectively, contributing approximately 21.5%, 14.2% and 11.4%, respectively, of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the six months ended June 30, 2013 from American Express Corp., State Street Bank and Federal Express Corp. were $104.6 million, $63.5 million and $24.4 million, respectively, contributing approximately 26.7%, 16.2% and 6.2%, respectively, of total consolidated revenues. At June 30, 2014 and December 31, 2013, accounts receivable from American Express Corp. were $16.5 million and $20.4 million, respectively. Accounts receivable from State Street Bank were $13.3 million and $10.6 million, respectively, at June 30, 2014 and December 31, 2013. Accounts receivable from Federal Express Corp. were $9.1 million and $12.3 million, respectively, at June 30, 2014 and December 31, 2013.

13.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	$207,679	$186,839	$407,380	$360,126
India	512	285	916	640
Europe (3)	19,037	14,127	37,489	28,102
Rest of the World	1,022	1,250	1,988	2,739

Total revenue	$228,250	$202,501	$447,773	$391,607

	As of June, 30	As of December, 31
	2014	2013
	(in thousands)
Long-Lived Assets (4)
North America (2)	$2,548	$2,713
India	109,221	106,133
Europe (3)	89	72
Rest of the world	1,459	1,593

Total	$113,317	$110,511

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and goodwill.

14.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1%	(0.2)%	0.2%	0.0%
City taxes	0.1%	—	0.1%	—
Foreign effective tax rates different from US statutory rate	(15.9)%	(9.6%)	(13.3)%	(10.5%)
Tax reserve	—	—	(0.8)%	—
Valuation Allowance	2.1%	—	1.0%	—

Effective Income Tax Rate	21.4%	25.2%	22.2%	24.5%

The tax rate for the three months ended June 30, 2014, was affected by the effective tax rate impact of variation in the offshore/onshore, taxable/nontaxble units profit mix of the Company.

The tax rate for the six months ended June 30, 2014, includes a tax benefit of $1.2 million which related to a particular tax position.

Syntel India has made investment in preference shares and debt based mutual funds. Under Indian income tax, the capital gains are computed after deducting the indexed cost of acquisition (purchase) from the full value of consideration. The cost of acquisition of the investment will be increased by applying the cost of inflation index (“CII”). Once the CII is applied to the cost of acquisition, this amount becomes the indexed cost of acquisition of the investment. In computing capital gains arising from the transfer of a long term capital asset, a deduction can be claimed for the cost of acquisition and the cost of improvement, after indexing them.

A notification issued in June of 2014 has resulted in there being a higher rate of indexing and accordingly higher deferred tax assets, which the Company may not be able to realize. Accordingly, the Company has created a valuation allowance of $2.267 million including $0.640 million related to a discrete tax item, resulting in a net tax charge to the income statement of $1.627 million for the three months ended June 30, 2014.

The tax rate for the three months ended June 30, 2014, includes a tax charge of $1.67 million, which related to a valuation allowance created against deferred tax assets on long-term gains on investments.

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

Syntel, Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2010 and for State tax examinations for years before 2009. On May 5, 2014, the Internal Revenue Service (IRS) commenced an examination of the 2012 US Federal Income Tax Return filed by Syntel Inc. and subsidiaries.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2009-10 pending at various levels of the Indian tax authorities. Financial year 2010-11 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2007-08 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. SGPL is in a position to defend the re-opening of the assessment for the aforesaid year and therefore, no additional provision has been made in the Company’s books.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended June 30, 2014, the Company has accrued interest of approximately $0.03 million with respect to a particular tax position. The Company has accrued approximately $1.29 million and $1.40 million for interest and penalties as of June 30, 2014 and December 31, 2013, respectively.

The liability for unrecognized tax benefits was $36.72 million and $30.23 million as of June 30, 2014 and December 31, 2013, respectively. The Company has paid income taxes of $32.74 million and $26.37 million against the liabilities for unrecognized tax benefits of $36.72 million and $30.23 million, as of June 30, 2014 and December 31, 2013, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.60 million and potential tax disputes of $3.30 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India and registered in Special Economic Zones (SEZ), as Export Oriented Units (EOU) and as units located in Software Technologies Parks of India (STPI). Software development centers/units enjoy favorable tax provisions due to their registration in SEZ.

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

Six Syntel SEZ units located in Mumbai have already ceased to enjoy the above-mentioned tax exemption. One SEZ unit located at Mumbai completed the tax holiday period on March 31, 2012. Further, three more SEZ units located at Mumbai completed their first five years of 100% exemption from payment of corporate taxes effective April 1, 2008 and only 50% of the profits of the stated units were eligible for tax exemption, which expired on March 31, 2013. During the year ended December 31, 2008, Syntel started a Software Development unit in the Pune SEZ and during 2009 the Company started one more Software Development unit in the Pune SEZ. During the year ended December 31, 2010, the Company started a Software Development unit in the Syntel Chennai SEZ. During the three months ended September 30, 2011, the Company started a Software Development SEZ unit in Airoli, Navi Mumbai. Further, one SEZ unit located at Chennai completed its first five years of 100% exemption on March 31, 2012. During the quarter ended June 30, 2013, the Company started operation in a new SEZ unit in the Syntel Pune SEZ. During the quarter ended June 30, 2014, the Company started operation in a new SEZ unit in the Syntel Chennai SEZ.

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

Syntel’s SEZ in Pune set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units to the extent they are not covered by the above exemptions and also for income from treasury operations and other income.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.63 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.84 million.

Syntel India received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT (A)”) against the demands raised by the Income Tax Officer in respect of certain matters relating to the financial years 1996-97, 1997-98, and 2000-01. Syntel India’s contention was partially upheld by the CIT (A). Syntel India further appealed with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT (A). Syntel India received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department filed a review petition before the Bombay High Court that was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.91 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.76 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). The appeals by Syntel India and the Income Tax Department have been scheduled for hearing before the ITAT in the near future. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which the CIT (A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Bombay High Court dismissed the Income Tax Department appeal. The Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Income Tax Department decided against Syntel India with respect to a particular tax position and

Syntel India filed an appeal with the CIT (A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before the ITAT on October 8, 2014. For the financial year 2006-07, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2011, the Company received an order for appeal filed with the CIT (A) that partially upheld Syntel India’s contentions. Syntel India filed a further appeal with the ITAT against the amounts not allowed by the CIT (A). The Income Tax Department filed a further appeal against the amounts allowed by the CIT (A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT in the near future. For the financial year 2007-08, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2012, the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed a further appeal against the amounts allowed by the CIT (A). The Appeal is scheduled for hearing in the near future. For the financial year 2008-09, the Income Tax Department has decided against Syntel India with respect to a particular tax position and the Company has filed an appeal with the CIT (A). On August 14, 2013 the Company received an order for appeal filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department has filed a further appeal with ITAT against the amounts allowed by the CIT(A). The Income Tax Department’s appeal is re-fixed for hearing before the ITAT in the near future. For the Financial Year 2009-10, the Income Tax Department has decided against Syntel India with respect to a particular tax position and the Company has filed an appeal with the CIT (A).

For the financial year 2006-07, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT (A) wherein, the contention of Syntel India was upheld. The Income Tax department filed a further appeal against the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on October 22, 2014. For the financial years 2007-08, and 2008-09, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). The Syntel KPO entity’s appeals for the financial years were not allowed by the CIT (A). The Syntel KPO entity has filed a further appeal with the ITAT against the amounts not allowed by the CIT (A). The Syntel appeal is fixed for hearing before ITAT in the near future. For the financial year 2009-10, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A).

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

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if US profits were not to be permanently invested, were approximately $6.75 million as of June 30, 2014.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2014, the Company would have accrued taxes of approximately $244.1 million.

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

Syntel India regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the quarter ended June 30, 2014, Syntel India has received orders for a service tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax has granted a refund of $0.32 million and rejected refunds of $0.60 million. Syntel India has filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of service taxes. Syntel India has obtained the views of a tax consultant in this matter and the consultant has advised that Syntel India is in a strong position to defend the rejections and therefore, no provision has been made in the books.

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.46 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid order. The Syntel KPO entity has received service tax refunds for the periods October–December 2011 and January–March 2012 of $0.15 million and $0.13 million, respectively. During the quarter ended December 31, 2013, the KPO entity received orders for rejection of Service tax refunds for the period April–December 2012 of $0.74 million. As per the rejection order, there is no nexus of input services with the export of services and the entity is not eligible for refund of the service tax. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal has allowed appeals filed by the Syntel KPO entity. During the quarter ended June 30, 2014, the Syntel KPO entity has received an order for a service tax refund for the period January–March 2013 of $0.20 million, after rejection of $0.05 million. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid rejection.

The Company has obtained a tax consultant’s advice on the aforesaid orders. The consultant is of the view that the aforesaid orders are contrary to the wording of the service tax notifications and provisions. The Company, therefore, believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company is in a strong position to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

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

Finance Bill 2014

On July 10, 2014, the Finance Budget 2014 was proposed in India. There were no changes in the corporate income tax, surcharge and cess and Minimum Alternative Tax (MAT) rates. As per the proposal, the dividend distribution tax is payable on the gross distribution amount as against the existing provision of the dividend distribution tax payable only on the net distribution amount to shareholders. Accordingly, the dividend distribution tax rate would be 20% on the net distribution amount to shareholders instead of existing rate of 16.995%. Further, effective from July 11, 2014, in order to calculate the gain on debt based mutual funds, the holding period would be 36 months as opposed to the current holding period of 12 months for the debt based mutual funds, to be considered as the long-term assets eligible for a lower tax rate of 22.66% instead of the normal corporate rate of 33.99%. Further, expenditures with respect to the Corporate Social Responsibility would no longer be the tax deductible expenditures.

Local Taxes

As of June 30, 2014, the Company has recorded an additional local tax liability of approximately $0.01 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of March 31, 2014, the Company recorded an additional local tax liability of approximately $0.02 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2013, the Company recorded a local tax liability of approximately $4.5 million, equal to $2.9 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. Accordingly, the amounts of the MAT credits have been recognized as deferred tax assets. The MAT credit as of June 30, 2014 of $23.77 million shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.22
2018-19	0.30
2019-20	1.08
2020-21	4.77
2021-22	0.88
2022-23	6.60
2023-24	7.45
2024-25	2.47
Total	23.77

15.	COMMITMENTS AND CONTINGENCIES

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at June 30, 2014 and December 31, 2013.

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

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of eight million shares of Common Stock were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended June 30, 2014 and 2013.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2014 and 2013 was $1.59 million and $1.15 million, respectively, including a charge for restricted stock. Share-based compensation expense recognized as above for the six months ended June 30, 2014 and 2013 was $3.01 million and $2.17 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock:

On different dates during the years ended December 31, 2009, 2008, and 2007, the Company issued 12,224, 80,676 and 14,464 shares, respectively, of incentive restricted stock to its non-employee directors and certain employees. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

On different dates during the year ended December 31, 2011 and 2010, the Company issued restricted stock awards of 91,364 and 209,358, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

On different dates during the year ended December 31, 2013 and 2012, and for the six months ended June 30, 2014 the Company issued restricted stock awards of 93,528, 108,828 and 86,284 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues	$472	$320	$932	$619
Selling, general and administrative expenses	1,115	835	2,081	1,548

	$1,587	$1,155	$3,013	$2,167

A summary of the activity for restricted stock awards granted under our stock-based compensation plans as of June 30, 2014 and changes during the period ended is presented below:

	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	250,646	$57.27
Granted	86,284	82.82
Vested	49,893	38.43

Unvested at June 30, 2014	287,037	$68.23

As of June 30, 2014, $15.9 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.

17.	VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $2.5 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively.

The amounts accrued for unutilized earned leave are $22.8 million and $19.1 million as of June 30, 2014 and December 31, 2013, respectively, and are included within accrued payroll and related costs.

18.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through June 30, 2014, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2014 and 2013 was $0.9 million and $0.8 million, respectively, and for the six months ended June 30, 2014 and 2013 was $1.8 million and $1.7 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $10.4 million and $8.9 million as of June 30, 2014 and December 31, 2013, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the six months ended June 30, 2014 and 2013 were $1.6 million and $1.5 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 13.1% and 14.3% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively and 13.2% and 14.5% for the six months ended June 30, 2014 and 2013, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$214.3	$—	$—	$214.3
Term Deposits	—	367.8	—	367.8
Fair Value of Foreign Exchange Forward Contracts	—	0.1	—	0.1

Total Assets Measured at Fair Value	$214.3	$367.9	$—	$582.2

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$149.8	$—	$—	$149.8
Term Deposits	—	340.5	—	340.5

Total Assets Measured at Fair Value	$149.8	$340.5	$—	$490.3

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

21.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of June 30, 2014 and December 31, 2013.

		(In Millions)
Balance Sheet Item	As of June 30, 2014	As of December 31, 2013
Cash & Cash Equivalents	$42.5	$29.8
Short Term Investments	367.8	340.3
Non Current Assets	—	0.2

Total	$410.3	$370.3

22.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2014-09, Revenue from Contracts with Customers – Issued May 2014; will be effective for Syntel beginning January 1, 2017. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (GAAP) and those using International Financial Reporting Standards (IFRS). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The new guidance also addresses the accounting for some costs to obtain or fulfill a customer contract and provides a set of disclosure requirements intended to give financial statement users comprehensive information about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. The requirements of this ASU and its impact on the Company are being evaluated.

23.	RECLASSIFICATIONS

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended June 30, 2014 increased to $228.3 million from $202.5 million for the three months ended June 30, 2013, representing a 12.7% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; Retail; Logistics and Telecom has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of June 30, 2014 increased by 3.8% to 16,829 employees as compared to 16,219 employees as of June 30, 2013. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of June 30, 2014, the Company had approximately 78.9% of its billable workforce in India as compared to 80.8% as of June 30, 2013. The Company’s top five clients accounted for 60.0% of the total revenues in the three months ended June 30, 2014, down from 64.8% of its total revenues in the three months ended June 30, 2013. The Company’s top five clients accounted for 60.1% of the total revenue in the six months ended June 30, 2014 as compared to 65.2% of its total revenue in the six months ended June 30, 2013. The Company’s top 10 clients accounted for 73.2% of the total revenues in the three months ended June 30, 2014 as compared to 78.3% in the three months ended June 30, 2013. The Company’s top 10 clients accounted for 73.1% of the total revenues in the six months ended June 30, 2014 as compared to 78.7% in the six months ended June 30, 2013. The Company’s top 3-30 clients accounted for 57.5% of the total revenues in the three months ended June 30, 2014, up from 52.9% of its total revenues in the three months ended June 30, 2013. The Company’s top 3-30 clients accounted for 57.3% of the total revenues in the six months ended June 30, 2014, up from 51.9% of its total revenues in the six months ended June 30, 2013.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 60.8% of total revenue for the three months ended June 30, 2014, from 58.7% for the three months ended June 30, 2013. The 2.1% increase in cost of revenues, as a percent of revenues, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, and salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances in the second quarter of 2014. Salary increases are discretionary and determined by management. During the three months ended June 30, 2014, the Indian rupee has depreciated against the U.S. dollar, on average, 5.26% as compared to the three months ended June 30, 2013. This rupee depreciation positively impacted the Company’s gross margin by 109 basis points, operating income by 164 basis points and net income by 148 basis points, each as a percentage of revenue. The cost of revenues decreased to 58.6% of total revenues for the six months ended June 30, 2014, from 58.8% for the six months ended June 30, 2013. The 0.2% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to a higher increase in revenue, rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances offset by increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs. During the six months ended June 30, 2014, the Indian rupee has depreciated against the U.S. dollar, on average, 9.72% as compared to the six months ended June 30, 2013. This rupee depreciation positively impacted the Company’s gross margin by 202 basis points, operating income by 307 basis points and net income by 279 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $112.9 million for the three months ended June 30, 2014 or 49.5% of total revenues, from $106.0 million, or 52.4% of total revenues for the three months ended June 30, 2013. The $6.9 million increase was attributable primarily to revenues from new engagements contributing $61.5 million, largely offset by $53.4 million in lost revenues as a result of project completion and a $1.2 million net reduction in revenues from existing projects. Banking and Financial Services revenues increased to $221.0 million for the six months ended June 30, 2014 or 49.4% of total revenues, from $208.9 million, or 53.4% of total revenues for the six months ended June 30, 2013. The $12.1 million increase was attributable primarily to revenues from new engagements contributing $116.2 million, largely offset by $85.8 million in lost revenues as a result of project completion and a $18.3 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 59.6% of total Banking and Financial Services revenues for the three months ended June 30, 2014, from 56.9% for the three months ended June 30, 2013. The 2.7% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances in the second quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2014 increased to 57.8% of revenues, from 56.6% for the six months ended June 30, 2013. The 1.2% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances.

Insurance Revenues. Insurance revenues increased to $34.2 million for the three months ended June 30, 2014 or 15.0% of total revenues, from $30.0 million, or 14.8% of total revenues for the three months ended June 30, 2013. The $4.2 million increase was attributable primarily to revenues from new engagements contributing $20.9 million, largely offset by $16.7 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2014 increased to $66.2 million, or 14.8% of total revenues, from $59.1 million or 15.1% of total revenues for the six months ended June 30, 2013. The $7.1 million increase was attributable primarily to revenues from new engagements contributing $38.2 million, largely offset by $24.1 million in lost revenues as a result of project completion and a $7.0 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 66.2% for the three months ended June 30, 2014, from 61.3% for the three months ended June 30, 2013. The 4.9% increase in cost of revenues, as a percent of total revenues for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances in the second quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2014 increased to 63.5% of Insurance revenues, from 61.5% for the six months ended June 30, 2013. The 2.0% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $38.8 million for the three months ended June 30, 2014, or 17.0% of total revenues from $33.7 million for the three months ended June 30, 2013, or 16.6% of total revenues. The $5.1 million increase was attributable primarily to revenues from new engagements contributing $7.4 million and a $4.7 million net increase in revenue from existing projects, offset by $7.0 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2014 increased to $77.3 million, or 17.3% of total revenues, from $63.1 million or 16.1% of total revenues for the six months ended June 30, 2013. The $14.2 million increase was attributable primarily to revenues from new engagements contributing $13.2 million and a $11.0 million net increase in revenues from existing projects, offset by $10.0 million in lost revenues as a result of project completion.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues is constant at 55.5% of total Healthcare and Life Sciences revenues for the three months ended June 30, 2014 and for the three months ended June 30, 2013, due to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances in the second quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2014 decreased to 52.7% of total Healthcare and Life Sciences revenues, from 56.3% for the six months ended June 30, 2013. The 3.6% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to increase in revenue, rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances offset by increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs.

Manufacturing Revenues. Manufacturing revenues decreased to $6.6 million for the three months ended June 30, 2014, or 2.9% of total revenues from $7.7 million for the three months ended June 30, 2013, or 3.8% of total revenues. The $1.1 million decrease was attributable primarily to a $2.2 million net decrease in revenues from existing projects and $0.6 million in lost revenues as a result of project completion, largely offset by a $1.7 million increase in revenues from new engagements. The revenues for the six months ended June 30, 2014 decreased to $12.9 million, or 2.9% of total revenues, from $16.0 million or 4.1% of total revenues for the six months ended June 30, 2013. The $3.1 million decrease for the six months ended June 30, 2014 was attributable primarily to a $4.5 million decrease in revenues from existing projects and a $1.3 million decrease in revenue from project completion, largely offset by a $2.7 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 70.6% of total Manufacturing revenues for the three months ended June 30, 2014, from 65.8% for the three months ended June 30, 2013. The 4.8% increase in cost of revenues, for the three months ended June 30, 2014, as a percent of total Manufacturing revenues, as compared to the three months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances in the second quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2014 increased to 70.9% of total Manufacturing revenues, from 64.8% for the six months ended June 30, 2013. The 6.1% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $35.7 million for the three months ended June 30, 2014 or 15.6% of total revenues, from $25.0 million, or 12.4% of total revenues for the three months ended June 30, 2013. The $10.7 million increase was attributable primarily to revenues from new engagements contributing $14.3 million, partially offset by $2.2 million in lost revenues as a result of project completion and a $1.4 million net reduction in revenue from existing projects. The revenues for the six months ended June 30, 2014 increased to $70.4 million, or 15.7% of total revenues, from $44.4 million or 11.3% of total revenues for the six months ended June 30, 2013. The $26.0 million increase was attributable primarily to revenues from new engagements contributing $22.7 million and a $6.8 million net increase in revenues from existing projects, partially offset by $3.5 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 58.9% of total Retail, Logistics and Telecom revenues for the three months ended June 30, 2014, from 61.5% for the three months ended June 30, 2013. The 2.6% decrease in cost of revenues, as a percent of revenues for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was attributable primarily to an increase in revenue, rupee depreciation and a decrease in travel expenses due to decreases in foreign living allowances offset by increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs in the second quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2014 decreased to 56.6% of total Retail, Logisitics and Telecom revenues, from 62.8% for the six months ended June 30, 2013. The 6.2% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to an increase in revenue, rupee depreciation and a decrease in travel expenses due to decrease in foreign living allowances offset by increases in compensation due to a change in the Company’s salary model, increases in headcount, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs.

Corporate Direct Costs—Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues increased to 0.7% of total sales for the three months ended June 30, 2014, from 0.5% for the three months ended June 30, 2013. The 0.2% increase in cost of revenues, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was attributable primarily to increases in headcount and benefits partially offset by rupee depreciation and a decrease in travel expenses in the second quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the six months ended June 30, 2014 increased to 0.6% of total revenues, from 0.5% for the six months ended June 30, 2013. The 0.1% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable primarily to increases in headcount and benefits partially offset by rupee depreciation and a decrease in travel expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2014 were $26.3 million or 11.5% of total revenues, compared to $18.7 million or 9.2% of total revenues for the three months ended June 30, 2013.

Selling, general and administrative expenses for the three months ended June 30, 2014 were impacted by an increase in revenue of $25.7 million that resulted in a 1.5% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to an increase in corporate expenses of $3.7 million primarily on account of a decrease in foreign exchange gain of $6.3 million and an increase in legal and professional fees of $0.4 million offset by an out-of-period accounting adjustment during the second quarter that lowered SG&A by $3 million (which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts) an increase in compensation due to increases in headcount of $1.8 million, an increase in facility related costs of $1.2 million, an increase in travel expenses of $0.3 million, an increase in marketing expenses of $0.2 million, an increase in voice and data expenses of $0.2 million, an increase in other expenses of $0.2 million.

Selling, general, and administrative expenses for the six months ended June 30, 2014 were $58.5 million or 13.1% of total revenues, compared to $44.4 million or 11.3% of total revenues for the six months ended June 30, 2013.

Selling, general and administrative costs for the six months ended June 30, 2014 were impacted by an increase in revenue of $56.2 million resulting in a 1.8% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative costs was attributable to an increase in corporate expenses of $7.3 million consisted of a decrease in foreign exchange gain of $9.4 million and an increase in professional fees and other related costs of $0.9 million, partially offset by an out-of-period accounting adjustment of $3.0 million, an increase in compensation due to increases in headcount of $3.5 million, an increase in facility related costs of $2.0 million, an increase in marketing expenses of $0.4 million, an increase in travel expenses of $0.3 million, an increase in voice and data expenses of $0.3 million and an increase in other expenses of $0.3 million.

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses from sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the three months ended June 30, 2014 was $12.2 million or 5.3% of total revenues, compared to $(1.3) million or (0.7)% of total revenues for the three months ended June 30, 2013. The increase in other income of $13.5 million was attributable to an increase in forward contract gains of $10.0 million, an increase in gains from the sale of mutual funds of $2.0 million and an increase in interest income of $1.7 million, offset by an increase in interest expenses of $0.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other income, net for the six months ended June 30, 2014 was $24.0 million or 5.4% of total revenues, compared to $7.5 million or 1.9% of total revenues for the six months ended June 30, 2013. The increase in other income of $16.5 million was attributable to an increase in forward contract gains of $10.9 million, an increase in gains from the sale of mutual funds of $3.1 million and an increase in interest income of $3.1 million, partially offset by an increase in interest expenses of $0.6 million.

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

During the three months ended June 30,2014 and 2013, the effective income tax rates were 21.4% and 25.2%, respectively. During the six months ended June 30, 2014 and 2013, the effective income tax rates were 22.2% and 24.5%, respectively. The tax rate for the three months ended June 30, 2014 and 2013 was affected by the effective tax rate impact of changes in the offshore/onshore profit mix of the Company offset by certain Company facilities going out of tax holiday effective April 1, 2013.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended June 30, 2014 the other comprehensive loss amounted to $5.3 million primarily attributable to foreign currency translation adjustments of $7.0 million which includes an out-of-period adjustment of $3.0 million, which related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quater, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts. During the six months ended June 30, 2014 the other comprehensive gain amounted to $20.9 million, primarily attributable to foreign currency translation adjustments of $17.8 million.

During the three and six months ended June 30, 2013 the other comprehensive loss amounted to $54.3 million and $52.8 million, respectively, primarily attributable to foreign currency translation adjustments of $49.8 million and $47.9 million, for the three and six months ended June 30, 2013, respectively.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $170.89 million at June 30, 2014 from $136.32 million at June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As of June 30, 2014, the total cash and cash equivalents and short term investment balance were $769.8 million. Out of the above, an amount of $700.6 million was held by Indian subsidiaries which was composed of an amount of $95.4 million held in US dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $91.2 million for the six months ended June 30, 2014. The number of days sales outstanding in net accounts receivable was approximately 54 days and 55 days as of June 30, 2014 and 2013, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2014.

Net cash used in investing activities was $95.1 million for the six months ended June 30, 2014, consisting principally of $8.1 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $201.6 million and the purchase of term deposits with banks of $131.4 million, largely offset by $131.6 million from sales of mutual funds and $114.4 million from maturities of term deposits with banks.

Net cash used in financing activities was $2.9 million for the six months ended June 30, 2014 consisting principally of a scheduled quarterly repayment of a loan and borrowing of $3.4 million and offset by excess tax benefits on stock-based compensation plans of $0.5 million.

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

As at June 30, 2014, the interest rate was 1.477350% for the three year revolving credit facility and was 1.727350% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of June 30, 2014, as it would reflect the current market value.

Principal payments on the term loan are due every quarter. During the three months ended June 30, 2014, a principal payment of $ 1.875 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2014, the Company was in compliance with all debt covenants.

As at June 30, 2014 the outstanding balance of the term loan and three-year revolving credit facility including interest were $52.22 million and $90.14 million respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at June 30, 2014 are as follows:

	Term Loan	Revolving Credit
		Facility
	(In thousands)
2014	$3,750	$—
2015	$8,625	$—
2016	$39,750	$90,000

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2014 and 2013 revenues from time and material contracts constituted 61% and 63% of total revenues, respectively. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2014 and 2013, revenues from fixed price application management and support engagements constituted 29% and 28% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2014 and 2013, revenues from fixed price development contracts constituted 10% and 9% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $2.0 million respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to litigation at June 30, 2014 and December 31, 2013.

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

Goodwill

During the first quarter of year 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments. The company reassigned goodwill to the new reportable segment Healthcare and Life Sciences.

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at June 30, 2014.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	June 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and cash equivalents	$170,893	$178,757
Short term investments	598,868	490,177

Total	$769,761	$668,934

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

During the three months ended June 30, 2014, the Indian rupee has appreciated against the U.S. dollar, on average, 2.72% as compared to the three months ended March 31, 2014. This rupee appreciation negatively impacted the Company’s gross margin by 56 basis points, operating income by 85 basis points and net income by 76 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 35.2% and 87.3% of the expenses, respectively.

The rupee appreciation has also resulted in foreign currency translation adjustments of $7.0 million, during the three months ended June 30, 2014, which includes an out-of-period adjustment of $3.0 million related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the company during the second quater, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts,which has been reported as other comprehensive income(loss).

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

During the quarter ended June 30, 2014, the Company entered into foreign exchange forward contracts with a notional amount of $60 million to hedge part of its revenues. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material. Aggregate contracted principal amounts of contracts outstanding amounted to $60 million as of June 30, 2014. The outstanding foreign exchange forward contracts as of June 30, 2014 mature in three to six months. The fair value of the foreign exchange forward contracts of $0.13 million is reflected in other current assets in the balance sheet of the Company as at June 30, 2014. During the three months ended June 30, 2014, forward contract gain of $1.34 million, pertaining to direct client related contracts and forward contract gain of $0.64 million pertaining to intercompany related contracts is included as other income.

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

SYNTEL, INC.

Date: August 5, 2014	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date: August 5, 2014	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and
Chief Information Security Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase