Form 10-Q
period 2014-09-30
SYNTEL INC
filed 2014-11-07
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Common Stock, no par value: 83,734,868 shares outstanding as of November 3, 2014.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Net revenues	$228,332	$209,871	$676,105	$601,478
Cost of revenues	133,804	112,158	396,006	342,407

Gross profit	94,528	97,713	280,099	259,071
Selling, general and administrative expenses	26,566	22,445	85,108	66,828

Income from operations	67,962	75,268	194,991	192,243
Other income, net	10,657	949	34,617	8,418

Income before provision for income taxes	78,619	76,217	229,608	200,661
Income tax expense	17,013	16,800	50,570	47,308

Net income	$61,606	$59,417	$179,038	$153,353

Other comprehensive income(loss)
Foreign currency translation adjustments	$(22,853)	$(27,396)	$(5,010)	$(75,331)
Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	—	(3,194)	724	(7,912)
Unrealized gains on securities:
Unrealized holding gains arising during period	3,684	2,456	8,270	3,086
Reclassification adjustment for gains included in net income	(840)	(199)	(3,207)	(1,029)

	2,844	2,257	5,063	2,057
Defined benefit pension plans:
Net profit arising during period	—	15	—	43
Amortization of prior service cost included in net periodic pension cost	12	7	21	23

	12	22	21	66

Other comprehensive income (loss), before tax	(19,997)	(28,311)	798	(81,120)
Income tax (expenses) related to other comprehensive income (loss)	(748)	(771)	(674)	(723)

Other comprehensive income (loss), net of tax	(20,745)	(29,082)	124	(81,843)

Comprehensive income	$40,861	$30,335	$179,162	$71,510

Dividend per share	$—	$—	$—	$—
Earnings per share:
Basic	$0.73	$0.71	$2.14	$1.84
Diluted	$0.73	$0.71	$2.13	$1.83
Weighted average common shares outstanding:
Basic	83,832	83,630	83,748	83,552

Diluted	83,968	83,776	83,942	83,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) September 30, 2014	(Audited) December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$221,498	$178,757
Short term investments	587,226	490,177
Accounts receivable, net of allowance for doubtful accounts of $ 2,017 and $ 2,022 at September 30, 2014 and December 31, 2013, respectively	116,778	101,974
Revenue earned in excess of billings	36,567	22,275
Deferred income taxes and other current assets	67,697	49,929

Total current assets	1,029,766	843,112
Property and equipment	210,887	198,687
Less accumulated depreciation and amortization	100,058	89,082

Property and equipment, net	110,829	109,605
Goodwill	906	906
Non current term deposits with banks Deferred income taxes and other non current assets	— 47,093	163 43,390

TOTAL ASSETS	$1,188,594	$997,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$10,171	$9,947
Accrued payroll and related costs	56,869	56,308
Income taxes payable	27,206	19,224
Accrued liabilities	27,889	26,714
Deferred revenue	4,372	4,729
Loans and borrowings	8,486	7,363

Total current liabilities	134,993	124,285
Other non current liabilities	14,246	11,970
Non current loans and borrowings	132,000	138,375

TOTAL LIABILITIES	281,239	274,630
Commitments and contingencies (See Note 15)
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	907,355	722,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,188,594	$997,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	83,514	$1	502	$23,450	$67,422	$785,976	$(154,303)	$722,546
Net income						179,038		179,038
Other comprehensive income, net of tax							124	124
Excess tax benefits on stock-based compensation plans				1,028				1,028
Restricted stock activity	213		59	4,619				4,619

Balance, September 30, 2014	83,727	$1	561	$29,097	$67,422	$965,014	$(154,179)	$907,355

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,038	$153,353
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,365	10,713
Provision for doubtful debts / advances	—	204
Realized gains on sales of short term investments	(6,359)	(2,537)
Deferred income taxes	(3,926)	(3,202)
Compensation expense related to restricted stock	4,619	3,320
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(30,064)	(45,648)
Other current assets	(16,403)	(22,660)
Accounts payable, accrued payroll and other liabilities	11,701	22,754
Deferred revenue	(326)	(1,827)

Net cash provided by operating activities	150,645	114,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(13,261)	(13,852)
Proceeds from sale of property and equipment	64	46
Purchase of mutual funds	(249,780)	(251,312)
Purchase of term deposits with banks	(212,035)	(232,781)
Proceeds from sales of mutual funds	189,860	162,097
Maturities of term deposits with banks	186,135	173,215

Net cash used in investing activities	(99,017)	(162,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	1,028	—
Repayment of loans and borrowings	(5,250)	(53,000)
Proceeds of loans and borrowings	—	150,000

Net cash(used in)provided by financing activities	(4,222)	97,000

Effect of foreign currency exchange rate changes on cash	(4,665)	6,735

Change in cash and cash equivalents	42,741	55,618
Cash and cash equivalents, beginning of period	178,757	94,622

Cash and cash equivalents, end of period	$221,498	$150,240

Non cash investing and financing activities:
Cash paid for income taxes	$50,876	$44,255
Cash paid for interest	1,730	980

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2014, the results of their operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The year-end condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The Company’s Board of Directors has authorized a two-for-one stock split of its outstanding common shares. On or about November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split.

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

6. DERIVATIVE INSTRUMENTS

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and US dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in other income, net unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company does not currently anticipate that foreign currency risk will have a significant impact. In order to limit the fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. As of September 30, 2014, the Company has evaluated the credit and non-performance risks associated with its derivative counterparties, and believe that the impact of the credit risk associated with the outstanding derivatives was insignificant.

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enters into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on US dollar denominated assets, primarily comprising of receivables from the parent (Syntel,Inc.), other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in US dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the three months ended September 30, 2014, the Company did not enter into new foreign exchange forward contracts. During the three months ended September 30, 2014, contracts amounting to $30 million expired. At September 30, 2014, foreign exchange forward contracts amounting to $30 million in notional value were outstanding. The fair value of the foreign exchange forward contracts of $0.24 million is reflected in accrued liabilities in the balance sheet of the Company as at September 30, 2014. During the three months ended September 30, 2014, gains on these forward contracts of $0.04 million were included in the income statement as other income,net. During the nine months ended September 30, 2014, gains on forward contracts of $3.50 million were included in the income statement as other income,net.

Summary information about the forward contracts to sell U.S. Dollars and buy Indian Rupees as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Notional amounts (in thousands)	$30,000	$—
Weighted exchange rate	INR 61.15	n/a
Weighted average maturity	5 months	n/a
Fair values reported in:
Other current assets (in thousands)	$—	$—
Accrued liabilities (in thousands)	$244	$—

The following table presents the net gains recorded in other income, net relating to the foreign exchange contracts not designated as hedges for the periods ending September 30, 2014 and 2013.

Gains (losses) recognized in other income:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Gains (losses) recognized in other income (loss), net	$43	$(5,569)	$3,499	$(12,968)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending September 30, 2014.

Gains (losses) on derivatives:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Gains (losses) recognized in other comprehensive income (loss)	$—	$(3,194)	$724	$(7,912)

7. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive loss for the three months ended September 30, 2014 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(138,864)	$6,119	$(689)	$(133,434)
Other comprehensive income (loss) before reclassifications	(22,978)	2,852	12	(20,114)
Amounts reclassified from accumulated other comprehensive income	—	(627)	(4)	(631)

Net current-period other comprehensive income	$(22,978)	$2,225	$8	$(20,745)

Ending Balance	$(161,842)	$8,344	$(681)	$(154,179)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2014 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(840)	$213	$(627)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$—	$(4)	$(4)

The change in balances of accumulated comprehensive loss for the three months ended September 30, 2013 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Losses on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(130,002)	$(8,630)	$693	$(955)	$(138,894)
Other comprehensive income (loss) before reclassifications	(27,396)	(3,194)	1,628	15	(28,947)
Amounts reclassified from accumulated other comprehensive income	—	—	(136)	1	(135)

Net current-period other comprehensive income	$(27,396)	$(3,194)	$1,492	$16	$(29,082)

Ending Balance	$(157,398)	$(11,824)	$2,185	$(939)	$(167,976)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2013 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(199)	$63	$(136)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$7	$(6)	$1

The change in balances of accumulated comprehensive loss for the nine months ended September 30, 2014 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)
Other comprehensive income before reclassifications	(1,426)	6,807	—	5,381
Amounts reclassified from accumulated other comprehensive income	—	(2,271)	14	(2,257)
Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income	$(4,426)	$4,536	$14	$124

Ending Balance	$(161,842)	$8,344	$(681)	$(154,179)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(3,207)	$936	$(2,271)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$21	$(7)	$14

The change in balances of accumulated comprehensive loss for the nine months ended September 30, 2013 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Losses on Net Investment- Hedge Derivatives	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(82,067)	$(3,912)	$846	$(1,000)	$(86,133)
Other comprehensive income (loss) before reclassifications	(75,331)	(7,912)	2,047	33	(81,163)
Amounts reclassified from accumulated other comprehensive income	—	—	(708)	28	(680)

Net current-period other comprehensive income	$(75,331)	$(7,912)	$1,339	$61	$(81,843)

Ending Balance	$(157,398)	$(11,824)	$2,185	$(939)	$(167,976)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(1,029)	$321	$(708)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$23	$5	$28

8.TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax expense on other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Foreign currency translation adjustments	$(125)	$—	$(140)	$—
Tax expense on unrealized gains (losses) on securities	(619)	(765)	(527)	(718)
Tax benefit (expense) on defined benefit pension plans	(4)	(6)	(7)	(5)

Total tax expense on other comprehensive income (loss)	$(748)	$(771)	$(674)	$(723)

9. CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As of September 30, 2014, the total cash and cash equivalent and short term investments balance was $808.7 million. Of that amount, $757.5 million was held by Indian subsidiaries consisting of $154.6 million held in U.S. dollars and $602.9 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At September 30, 2014 and December 31, 2013, approximately $26.9 million and $33.2 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At September 30, 2014 approximately $4.0 million was held in Bank of America. At September 30, 2014, $100.8 million in term deposits with an original maturity of three months or less were held with the Punjab National Bank. At year end, December 31, 2013, $29.8 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. The remaining amounts of cash and cash equivalents were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $367.6 million and $340.3 million at September 30, 2014 and December 31, 2013, respectively.

Short-term investments also include Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities and are reported at cost. As of quarter ended September 30, 2014, the Company’s Indian subsidiaries invested $ 16.4 million in Fixed Maturity Plans (FMPs) of mutual funds.

The following table summarizes short-term investments as at September 30, 2014 and December 31,2013:

	2014 September 30	2013 December 31
	(In thousands)
Investments in mutual funds at fair value	$203,283	$149,828
Term deposits with banks	367,589	340,349
Fixed Maturity Plans (FMPs) of mutual funds, at cost	16,354	—

Total	$587,226	$490,177

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at September 30, 2014 and December 31, 2013 non-current term deposits with banks were none and $0.16 million, respectively.

Held to maturity securities

Investments in held-to-maturity securities (“HTM”) of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Aggregate fair value of the investment	$16,710	—
Less: Gross unrecognized holding gain	356	—

Net carrying amount	$16,354	—

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

As of September 30, 2014, the interest rate was 1.48 % for the three year revolving credit facility and was 1.73 % for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of September 30, 2014, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended September 30, 2014, a principal payment of $ 1.875 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of September 30, 2014, the Company was in compliance with all debt covenants.

As of September 30, 2014 the outstanding balances of the term loan and three-year revolving credit facilities including interest were $50.35 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at September 30, 2014 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2014	$1,875	$—
2015	$8,625	$—
2016	$39,750	$90,000

11. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. If the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share are adjusted retroactively for all periods presented to reflect that change in capital structure. If such changes occur after the close of the reporting period but before issuance of the financial statements, the per-share computations for that period and any prior-period financial statements presented are based on the new number of shares.

The Company’s Board of Directors has authorized a two-for-one stock split of its outstanding common shares. On or about November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split.

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

The following tables set forth the computation of earnings per share:

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect 2014 the stock split.

	Three Months Ended September 30,
	2014		2013
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	83,832	$0.73	83,630	$0.71
Potential dilutive effect of restricted stock options outstanding	136	0	146	0

Diluted earnings per share	83,968	$0.73	83,776	$0.71

	Nine Months Ended September 30,
	2014		2013
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	83,748	$2.14	83,552	$1.84
Potential dilutive effect of restricted stock options outstanding	194	(0.01)	166	(0.01)

Diluted earnings per share	83,942	$2.13	83,718	$1.83

12. SEGMENT REPORTING

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Insurance

•	Healthcare and Life Sciences

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its three months and nine months ended September 30, 2013 segment figures presented below to conform to the three months and nine months ended September 30, 2014 presentation, respectively.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures for prior periods have been restated to reflect industry segments for all periods presented. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$115,454	$104,397	$336,495	$313,327
Healthcare and Life Sciences	35,834	37,336	113,091	100,480
Insurance	35,002	30,400	101,219	89,543
Manufacturing	6,989	7,178	19,890	23,178
Retail, Logistics and Telecom	35,053	30,560	105,410	74,950

	$228,332	$209,871	$676,105	$601,478

Gross Profit:
Banking and Financial Services	48,509	49,154	141,810	139,827
Healthcare and Life Sciences	16,405	19,459	52,935	47,056
Insurance	13,088	13,206	37,252	35,963
Manufacturing	2,232	2,533	5,991	8,160
Retail, Logistics and Telecom	15,499	14,326	46,066	30,836

Total Segment Gross Profit	95,733	98,678	284,054	261,842
Corporate Direct cost	(1,205)	(965)	(3,955)	(2,771)

Gross Profit	$94,528	$97,713	$280,099	$259,071
Selling, general and administrative expenses	26,566	22,445	85,108	66,828

Income from operations	$67,962	$75,268	$194,991	$192,243

During the three and nine months ended September 30, 2014, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $51.3 million, $31.2 million and $25.4 million, respectively, during the three months ended September 30, 2014, contributing approximately 22.5%, 13.7% and 11.1%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended September 30, 2013 from American Express Corp., State Street Bank and Federal Express Corp. were $49.9 million, $32.0 million and $19.5 million, respectively, contributing approximately 23.8%, 15.2% and 9.3%, respectively, of total consolidated revenues. During the nine months ended September 30, 2014, revenue from American Express Corp., State Street Bank and Federal Express Corp. were $147.5 million, $94.9 million and $76.4 million, respectively, contributing approximately 21.8%, 14.0% and 11.3%, respectively, of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the nine months ended September 30, 2013 from American Express Corp., State Street Bank and Federal Express Corp. were $154.5 million, $95.4 million and $43.9 million, respectively, contributing approximately 25.7%, 15.9% and 7.3%, respectively, of total consolidated revenues. At September 30, 2014 and December 31, 2013, accounts receivable from American Express Corp. were $15.9 million and $20.4 million, respectively. Accounts receivable from State Street Bank were $11.9 million and $10.6 million, respectively, at September 30, 2014 and December 31, 2013. Accounts receivable from Federal Express Corp. were $12.0 million and $12.3 million, respectively, at September 30, 2014 and December 31, 2013.

13. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues (1)	2014	2013	2014	2013
	(in thousands)		(in thousands)
North America (2)	$207,541	$192,751	$614,921	$552,877
India	589	314	1,505	954
Europe (3)	19,146	15,776	56,635	43,878
Rest of the World	1,056	1,030	3,044	3,769

Total revenue	$228,332	$209,871	$676,105	$601,478

	As of September 30,	As of December 31,
Long-Lived Assets (4)	2014	2013
	(in thousands)
North America (2)	$2,601	$2,713
India	107,723	106,133
Europe (3)	78	72
Rest of the world	1,333	1,593

Total	$111,735	$110,511

Notes for the Geographic Information Disclosure:

1. Net revenues are attributed to regions based upon customer location.

2. Primarily relates to operations in the United States.

3. Primarily relates to operations in the United Kingdom.

4. Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and goodwill.

14. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8%	0.5%	0.4%	0.2%
City taxes	0.1%	—	0.1%	—
Foreign effective tax rates different from US statutory rate	(15.3)%	(12.1)%	(14.0)%	(11.1)%
Tax reserve	0%	(1.4)%	(0.5)%	(0.5)%
Valuation Allowance	1.0%	—	1.0%	—

Effective Income Tax Rate	21.6%	22.0%	22.0%	23.6%

Syntel India has made investments in preference shares and debt based mutual funds. Under Indian income tax, the capital gains are computed after deducting the indexed cost of acquisition (purchase) from the full value of consideration. The cost of acquisition of the investment will be increased by applying the cost of inflation index (“CII”). Once the CII is applied to the cost of acquisition, this amount becomes the indexed cost of acquisition of the investment. In computing capital gains arising from the transfer of a long term capital asset, a deduction can be claimed for the cost of acquisition and the cost of improvement, after indexing them.

A notification issued by the central government in June of 2014 has resulted in there being a higher rate of indexing and accordingly higher deferred tax assets, which the Company may not be able to realize. Accordingly, the Company has created a valuation allowance of $2.267 million including $0.640 million related to a discrete tax item, resulting in a net tax charge to the income statement of $1.627 million for the three months ended June 30, 2014. The tax rate for the nine months ended September 30, 2014, includes a tax charge of $1.67 million, which related to a valuation allowance created against deferred tax assets on long-term gains on investments for the period ended June 30, 2014.

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2009-10 pending at various levels of the Indian tax authorities. Financial year 2010-11 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2007-08 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. SGPL is in a position to defend the tax position for the aforesaid year and therefore, no additional provision has been made in the Company’s books.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended September 30, 2014, the Company has accrued interest of approximately $0.05 million. The Company has accrued approximately $1.31 million and $1.40 million for interest and penalties as of September 30, 2014 and December 31, 2013, respectively.

The liability for unrecognized tax benefits was $38.40 million and $30.23 million as of September 30, 2014 and December 31, 2013, respectively. The Company has paid income taxes of $34.52 million and $26.37 million against the liabilities for unrecognized tax benefits of $38.20 million and $30.23 million, as of September 30, 2014 and December 31, 2013, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.60 million and potential tax disputes of $3.22 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel KPO STPI units located in Mumbai and Pune were exempt from payment of corporate income taxes on the profits generated by the units until March 31, 2011. During the year ended December 31, 2008, Syntel started a KPO unit in the Pune SEZ. During the three months ended June 30, 2011, Syntel started a KPO SEZ unit in Airoli, Navi Mumbai. The Syntel KPO entity has commenced business in the new SEZ unit in the Syntel Pune SEZ.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.61 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.83 million.

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

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.86 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.75 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). The appeals by Syntel India and the Income Tax Department have been scheduled for hearing before the ITAT in the near future. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which the CIT (A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Bombay High Court dismissed the Income Tax Department appeal. The Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A). The Income Tax Department appeal has been fixed for hearing before the ITAT in the near future. For the financial year 2006-07, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2011, the Company received an order for appeal filed with the CIT (A) that partially upheld Syntel India’s contentions. Syntel India filed a further appeal with the ITAT against the amounts not allowed by the CIT (A). The Income Tax Department filed a further appeal against the amounts allowed by the CIT (A). The Syntel India and Income Tax Department appeals are fixed for hearing before ITAT in the near future. For the financial year 2007-08 to 2009-10, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed appeals with the CIT (A). The Company received orders for appeals filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed further appeals against the amounts allowed by the CIT (A). These appeals are scheduled for hearing before the ITAT in the near future.

For the financial year 2006-07, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT (A) wherein, the contention of Syntel KPO entity was upheld. The Income Tax department filed a further appeal against the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT on April 2, 2015. For the financial years 2007-08 to 2009-10, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). The Syntel KPO entity’s appeals for these financial years were not allowed by the CIT (A). The Syntel KPO entity has filed further appeals with the ITAT against the amounts not allowed by the CIT (A). The Syntel appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (“SIPL”) with respect to a particular tax position and SIPL filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT (A) wherein the contention of SIPL was upheld. Also, High Court orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and the recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012. The Income Tax Department filed a further appeal to the ITAT against the amounts allowed by the CIT (A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% USA Branch Profit Tax (BPT) related to its effectively connected income in the USA, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the USA. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if US profits were not to be permanently invested, were approximately $6.88 million as of September 30, 2014.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2014, the Company would have accrued taxes of approximately $250.9 million.

Service Tax Audit

During the three months ended September 30, 2010, a service tax audit was conducted for the Adyar facility in Chennai by the office of the Accountant General (Commercial Receipt Audit). The scope of the audit was to review transactions covered under the Central Excise and Customs Act. The Development Commissioner (DC) issued a letter stating the audit objections raised by the officer of the audit team. Most of the observations are pertaining to the service tax and are for an amount of $3.85 million. Syntel India filed a reply to said notice and provided further information.

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

Syntel India obtained the views of a tax consultant in this matter and the consultant advised that the matter is time barred. Even if not time barred, the consultant also provided advice that Syntel India will be in a position to defend the objections raised and therefore no provision has been made in the Company’s books.

Syntel India regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the quarter ended June 30, 2014, Syntel India received orders for a service tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a refund of $0.32 million and rejected refunds of $0.60 million. Syntel India filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of service taxes. Syntel India obtained the views of a tax consultant in this matter and the consultant advised that Syntel India is in a strong position to defend the rejections and therefore, no provision has been made in the books.

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.46 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid order. The Syntel KPO entity received service tax refunds for the periods October–December 2011 and January–March 2012 of $0.15 million and $0.13 million, respectively. During the quarter ended December 31, 2013, the KPO entity received orders for rejection of Service tax refunds for the period April–December 2012 of $0.73 million. As per the rejection order, there is no nexus of input services with the export of services and the entity is not eligible for refund of the service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the Syntel KPO entity. The Service tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of refund. During the quarter ended June 30, 2014, the Syntel KPO entity received an order for a service tax refund for the period January–March 2013 of $0.20 million, after rejection of $0.05 million. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid rejection.

The Company obtained a tax consultant’s advice on the aforesaid orders. The consultant is of the view that the aforesaid orders are contrary to the wording of the service tax notifications and provisions. The Company, therefore, believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company is in a strong position to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

SIPL regularly files service tax returns and filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for a service tax demand of approximately $2.04 million. The Company filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department passed an order dated February 11, 2013 confirming said demand. The total demand, including penalty amounts, was raised to $3.95 million. In addition to this amount, annual interest at 18%, calculated on a daily basis on the outstanding demand, is payable. SIPL filed an appeal against the said order before the CESTAT and also an application for stay of demand. The CESTAT allowed SIPL’s appeal, set aside the demand and directed the Commissioner to make a fresh examination. However, the service tax department filed an appeal before the Bombay High Court against the aforesaid CESTAT order. In view of the above, SIPL defended the demand raised by the Commissioner and is in a strong position to defend the same before the Bombay High Court. The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. Accordingly, no provision has been made in the Company’s books.

The Finance (No. 2) Act 2014

The Indian Finance ( No.2) Bill 2014 received the assent of India’s President on 6th August,2014 and has been enacted as the Finance (No. 2) Act 2014. There were no changes in the corporate income tax, surcharge and cess and Minimum Alternative Tax (MAT) rates. In accordance with the Act, the dividend distribution tax is payable on the gross distribution amount in contrast with the earlier provision of the dividend distribution tax payable only on the net distribution amount to shareholders. Accordingly, the dividend distribution tax rate would be 20% on the net distribution amount to shareholders instead of earlier rate of 16.995%. Further, effective from July 11, 2014, in order to calculate the gain on debt based mutual funds, the holding period would be 36 months as opposed to the earlier holding period of 12 months for the debt based mutual funds, to be considered as long-term assets eligible for a lower tax rate of 22.66% instead of the normal corporate rate of 33.99%. Further, expenditures with respect to Corporate Social Responsibility would no longer be tax deductible expenditures.

Local Taxes

As of September 30, 2014 the Company recorded a local tax liability of approximately $4.0 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2013, the Company recorded a local tax liability of approximately $4.5 million, equal to $2.9 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. During the three months ended September 30, 2014, the Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $0.85 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of September 30, 2014 of $24.43 million (net of valuation allowance of $0.85) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.21
2018-19	0.29
2019-20	1.05
2020-21	4.02
2021-22	0.86
2022-23	6.44
2023-24	7.27
2024-25	5.14
Total	25.28
Less: valuation allowance	(0.85)

Total (net of valuation allowance)	24.43

15. COMMITMENTS AND CONTINGENCIES

As of September 30, 2014, and December 31, 2013, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $35.9 million and $36.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. During the three months ended September 30, 2014, the Company has recorded $0.13 million being the accrual towards estimated liability for a customer claim related contingency. While the company believes it has meritorious defenses against the customer claim, the ultimate resolution of the matter, which is expected to occur, could result in a loss of up to $2.27 million in excess of the amount accrued as at September 30, 2014.

There was no accrual related to litigation at December 31, 2013.

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

16. STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of sixteen million shares of Common Stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended September 30, 2014 and 2013.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended September 30, 2014 and 2013 was $1.61 million and $1.15 million, respectively, including a charge for restricted stock. Share-based compensation expense recognized as above for the nine months ended September 30, 2014 and 2013 was $4.62 million and $3.32 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues after taking into account the effects of the 2014 stock splits.

Restricted Stock:

On different dates during the years ended December 31, 2009, 2008, and 2007, the Company issued 24,448, 161,352 and 28,928 shares (adjusted to account for the 2014 stock split), respectively, of incentive restricted stock to its non-employee directors and certain employees. The shares were granted to employees for their future services as a retention tool at a zero exercise price, with the restrictions on transferability lapsing with regard to 25% of the shares issued on or after the first, second, third and fourth anniversary of the grant dates. Generally, the shares to non-employee directors are granted for their future services starting from the date of the annual meeting to the date of the following annual meeting.

On different dates during the year ended December 31, 2011 and 2010, the Company issued restricted stock awards of 182,728 and 418,716 (adjusted to account for 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

On different dates during the year ended December 31, 2013 and 2012, and for the nine months ended September 30, 2014 the Company issued restricted stock awards (adjusted to account for the 2014 stock split) of 187,056, 217,656 and 275,404 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues	$573	$363	$1,505	$982
Selling, general and administrative expenses	1033	790	3,114	2,338

	$1,606	$1,153	$4,619	$3,320

A summary of the activity for restricted stock awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of September 30, 2014 and changes during the period ended is presented below:

	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	501,292	$28.64
Granted	275,404	42.69
Vested	212,658	24.65
Forfeited	3,000	44.90

Unvested at September 30, 2014	561,038	$36.96

As of September 30, 2014, $18.8 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.

17. VACATION PAY

The accrual for unutilized leave balance is based on the available leave balance owed to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and is eligible for payment at basic compensation rates.

The gross charge for unutilized earned leave was $1.5 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively.

The amounts accrued for unutilized earned leave are $23.3 million and $19.1 million as of September 30, 2014 and December 31, 2013, respectively, and are included within accrued payroll and related costs.

18. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through September 30, 2014, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are charged to income in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended September 30, 2014 and 2013 was $1.2 million and $0.8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $3.0 million and $2.5 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are charged to income in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $10.7 million and $8.9 million as of September 30, 2014 and December 31, 2013, respectively, and are included in accrued payroll and related cost within current liabilities and in other non current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the nine months ended September 30, 2014 and 2013 were $2.4 million and $2.2 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 12.7% and 13.6% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively and 13.0% and 14.2% for the nine months ended September 30, 2014 and 2013, respectively.

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

• Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$203.3	$—	$—	$203.3
Term Deposits	—	367.6	—	367.6
Fair Value of Foreign Exchange Forward Contracts	—	(0.2)	—	(0.2)

Total Assets Measured at Fair Value	$203.3	$367.4	$—	$570.7

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$149.8	$—	$—	$149.8
Term Deposits	—	340.5	—	340.5

Total Assets Measured at Fair Value	$149.8	$340.5	$—	$490.3

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

21. TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of September 30, 2014 and December 31, 2013.

	(In Millions)
Balance Sheet Item	As of September 30, 2014	As of December 31, 2013
Cash & Cash Equivalents	$100.8	$29.8
Short Term Investments	367.6	340.3
Non Current Assets	—	0.2

Total	$468.4	$370.3

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

The guidance requires no new disclosures and should be applied prospectively for public entities for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of Accounting Standards Update 2013-11 did not have any significant impact on the Company’s financial statement presentation or disclosures.

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

23. RECLASSIFICATIONS

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation. Further, reclassifications of prior period share and per-share amounts due to the two-for-one stock split are effected to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended September 30, 2014 increased to $228.3 million from $209.9 million for the three months ended September 30, 2013, representing a 8.8% increase. Net revenues for the nine months ended September 30, 2014 increased to $676.1 million from $601.5 million for the nine months ended September 30, 2013, representing a 12.4% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; Retail; Logistics and Telecom has enabled better focus and relationships with key clients. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of September 30, 2014 increased by 1.4% to 17,039 employees as compared to 16,800 employees as of September 30, 2013. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of September 30, 2014, the Company had approximately 79.1% of its billable workforce in India as compared to 80.8% as of September 30, 2013. The Company’s top five clients accounted for 60.6% of the total revenues in the three months ended September 30, 2014, down from 62.5% of its total revenues in the three months ended September 30, 2013. The Company’s top five clients accounted for 60.3% of the total revenue in the nine months ended September 30, 2014 as compared to 64.3% of its total revenue in the nine months ended September 30, 2013. The Company’s top 10 clients accounted for 74.3% of the total revenues in the three months ended September 30, 2014 as compared to 76.2% in the three months ended September 30, 2013. The Company’s top 10 clients accounted for 73.5% of the total revenues in the nine months ended September 30, 2014 as compared to 77.8% in the nine months ended September 30, 2013. The Company’s top 3-30 clients accounted for 57.8% of the total revenues in the three months ended September 30, 2014, up from 54.5% of its total revenues in the three months ended September 30, 2013. The Company’s top 3-30 clients accounted for 57.4% of the total revenues in the nine months ended September 30, 2014, up from 52.6% of its total revenues in the nine months ended September 30, 2013.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 58.6% of total revenue for the three months ended September 30, 2014, from 53.4% for the three months ended September 30, 2013. The 5.2% increase in cost of revenues, as a percent of revenues, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, increased contract cost, rupee appreciation, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances in the third quarter of 2014. Salary increases are discretionary and determined by management. During the three months ended September 30, 2014, the Indian rupee has appreciated against the U.S. dollar, on average, 4.04% as compared to the three months ended September 30, 2013. This rupee appreciation negatively impacted the Company’s gross margin by 80 basis points, operating income by 127 basis points and net income by 116 basis points, each as a percentage of revenue.

The cost of revenues increased to 58.6% of total revenues for the nine months ended September 30, 2014, from 56.9% for the nine months ended September 30, 2013. The 1.7% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to decreases in foreign living allowances and rupee depreciation. During the nine months ended September 30, 2014, the Indian rupee has depreciated against the U.S. dollar, on average, 4.71% as compared to the nine months ended September 30, 2013. This rupee depreciation positively impacted the Company’s gross margin by 97 basis points, operating income by 148 basis points and net income by 135 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $115.5 million for the three months ended September 30, 2014 or 50.6% of total revenues, from $104.4 million, or 49.7% of total revenues for the three months ended September 30, 2013. The $11.1 million increase was attributable primarily to revenues from new engagements contributing $63.6 million, largely offset by $51.2 million in lost revenues as a result of project completion and a $1.3 million net reduction in revenues from existing projects. Banking and Financial Services revenues increased to $336.5 million for the nine months ended September 30, 2014 or 49.8% of total revenues, from $313.3 million, or 52.1% of total revenues for the nine months ended September 30, 2013. The $23.2 million increase was attributable primarily to revenues from new engagements contributing $177.0 million, largely offset by $122.1 million in lost revenues as a result of project completion and a $31.7 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 58.0% of total Banking and Financial Services revenues for the three months ended September 30, 2014, from 52.9% for the three months ended September 30, 2013. The 5.1% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, rupee appreciation, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances in the third quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2014 increased to 57.9% of total banking and financial services revenues, from 55.4% for the nine months ended September 30, 2013. The 2.5% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to decreases in foreign living allowances and rupee depreciation.

Insurance Revenues. Insurance revenues increased to $35.0 million for the three months ended September 30, 2014 or 15.3% of total revenues, from $30.4 million, or 14.5% of total revenues for the three months ended September 30, 2013. The $4.6 million increase was attributable primarily to revenues from new engagements contributing $22.2 million, largely offset by $15.9 million in lost revenues as a result of project completion and a $1.7 million net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2014 increased to $101.2 million, or 15.0% of total revenues, from $89.5 million or 14.9% of total revenues for the nine months ended September 30, 2013. The $11.7 million increase was attributable primarily to revenues from new engagements contributing $51.6 million, largely offset by $30.3 million in lost revenues as a result of project completion and a $9.6 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 62.6% of total insurance revenues for the three months ended September 30, 2014, from 56.6% for the three months ended September 30, 2013. The 6.0% increase in cost of revenues, as a percent of total revenues for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, rupee appreciation, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances in the third quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2014 increased to 63.2% of total insurance revenues, from 59.8% for the nine months ended September 30, 2013. The 3.4% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to decreases in foreign living allowances and rupee depreciation.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $35.8 million for the three months ended September 30, 2014, or 15.7% of total revenues from $37.3 million for the three months ended September 30, 2013, or 17.8% of total revenues. The $1.5 million decrease was attributable primarily to a $8.5 million in lost revenues as a result of project completion and a $0.9 million net reduction in revenues from existing projects, largely offset by a $7.9 million increase in revenues from new engagements. The revenues for the nine months ended September 30, 2014 increased to $113.1 million, or 16.7% of total revenues, from $100.5 million or 16.7% of total revenues for the nine months ended September 30, 2013. The $12.6 million increase was attributable primarily to revenues from new engagements contributing $17.8 million and a $9.7 million net increase in revenues from existing projects, offset by $14.9 million in lost revenues as a result of project completion.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 54.2% of total healthcare and life Sciences revenues for the three months ended September 30, 2014, from 47.9% for the three months ended September 30, 2013. The 6.3% increase in cost of revenues, as a percent of total revenues for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, rupee appreciation, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances in the third quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues was appearently unchanged at 53.2% of total Healthcare and Life Sciences revenues for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013. The marginal increase is due to increase in headcount and change in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to decreases in foreign living allowances and rupee depreciation.

Manufacturing Revenues. Manufacturing revenues decreased to $7.0 million for the three months ended September 30, 2014, or 3.1% of total revenues from $7.2 million for the three months ended September 30, 2013, or 3.4% of total revenues. The $0.2 million decrease was attributable primarily to $1.3 million in lost revenues as a result of project completion and a $0.4 million net decrease in revenues from existing projects, largely offset by a $1.5 million increase in revenues from new engagements. The revenues for the nine months ended September 30, 2014 decreased to $19.9 million, or 2.9% of total revenues, from $23.2 million or 3.9% of total revenues for the nine months ended September 30, 2013. The $3.3 million decrease for the nine months ended September 30, 2014 was attributable primarily to a $4.8 million decrease in revenues from existing projects and a $1.5 million decrease in revenue from project completion, largely offset by a $3.0 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 68.1% of total Manufacturing revenues for the three months ended September 30, 2014, from 64.7% for the three months ended September 30, 2013. The 3.4% increase in cost of revenues, for the three months ended September 30, 2014, as a percent of total Manufacturing revenues, as compared to the three months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, rupee appreciation, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances in the third quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2014 increased to 69.9% of total Manufacturing revenues, from 64.8% for the nine months ended September 30, 2013. The 5.1% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to decreases in foreign living allowances and rupee depreciation.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $35.1 million for the three months ended September 30, 2014 or 15.4% of total revenues, from $30.6 million, or 14.6% of total revenues for the three months ended September 30, 2013. The $4.5 million increase was attributable primarily to revenues from new engagements contributing $21.3 million, partially offset by a $10.2 million reduction in revenue from existing projects and $6.6 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2014 increased to $105.4 million, or 15.6% of total revenues, from $74.9 million or 12.5% of total revenues for the nine months ended September 30, 2013. The $30.5 million increase was attributable primarily to revenues from new engagements contributing $39.0 million largely offset by $4.4 million in lost revenues as a result of project completion and a $4.1 million net decrease in revenues from existing projects.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 55.8% of total Retail, Logistics and Telecom revenues for the three months ended September 30, 2014, from 53.1% for the three months ended September 30, 2013. The 2.7% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, rupee appreciation, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances in the third quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2014 decreased to 56.3% of total Retail, Logisitics and Telecom revenues, from 58.9% for the nine months ended September 30, 2013. The 2.6% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was attributable primarily to a decrease in travel expenses due to decreases in foreign living allowances and rupee depreciation, offset by increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs.

Corporate Direct Costs—Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues was constant at 0.5% of total revenue for the three months ended September 30, 2014, and for the three months ended September 30, 2013 due to increases in headcount, rupee appreciation and benefits partially offset by a decrease in travel expenses in the third quarter of 2014. Salary increases are discretionary and determined by management. Cost of revenues for the nine months ended September 30, 2014 increased to 0.6% of total revenues, from 0.5% for the nine months ended September 30, 2013. The 0.1% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was attributable primarily to increases in headcount and benefits partially offset by rupee depreciation and a decrease in travel expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2014 were $26.6 million or 11.6% of total revenues, compared to $22.4 million or 10.7% of total revenues for the three months ended September 30, 2013.

Selling, general and administrative expenses for the three months ended September 30, 2014 were impacted by an increase in revenue of $18.5 million that resulted in a 1.1% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to an increase in facility related costs of $2.3 million, an increase in compensation due to increases in headcount of $1.5 million, an increase in immigration expenses of $0.2 million and an increase in other expenses of $0.4 million offset by a decrease in corporate expenses of $0.2 million primarily on account of an increase in foreign exchange gain of $0.4 million and an increase in legal and professional fees of $0.2 million.

Selling, general, and administrative expenses for the nine months ended September 30, 2014 were $85.1 million or 12.6% of total revenues, compared to $66.8 million or 11.1% of total revenues for the nine months ended September 30, 2013.

Selling, general and administrative costs for the nine months ended September 30, 2014 were impacted by an increase in revenue of $74.6 million resulting in a 1.5% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative costs was attributable to an increase in corporate expenses of $7.0 million consisting of a decrease in foreign exchange gain of $9.0 million and an increase in professional fees and other related costs of $1.0 million, partially offset by an out-of-period accounting adjustment of $3.0 million, an increase in compensation due to increases in headcount of $5.0 million, an increase in facility related costs of $4.3 million, an increase in travel expenses of $0.4 million, an increase in voice and data expenses of $0.4 million, an increase in marketing expenses of $0.3 million, an increase in immigration expenses of $0.3 million, an increase in contract cost of $0.2 million and an increase in other expenses of $0.4 million.

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the three months ended September 30, 2014 was $10.7 million or 4.7% of total revenues, compared to $1.0 million or 0.5% of total revenues for the three months ended September 30, 2013. The increase in other income of $9.7 million was attributable to a reduction of forward contract loss of $5.6 million, an increase in interest income of $1.8 million, an increase in gains from the sale of mutual funds of $0.8 million, other miscellaneous income of $1.2 million and interest on a Income Tax (IT) refund of $0.3 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Other income, net for the nine months ended September 30, 2014 was $34.6 million or 5.1% of total revenues, compared to $8.4 million or 1.4% of total revenues for the nine months ended September 30, 2013. The increase in other income of $26.2 million was attributable to an increase in forward contract gains of $16.4 million, an increase in interest income of $4.9 million, an increase in gains from the sale of mutual funds of $3.9 million, other miscellaneous income of $1.2 million and interest on Income Tax refund of $0.3 million, partially offset by an increase in interest expenses of $0.5 million.

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

During the three months ended September 30, 2014 and 2013, the effective income tax rates were 21.6% and 22.0%, respectively. During the nine months ended September 30, 2014 and 2013, the effective income tax rates were 22.0% and 23.6%, respectively. The tax rate for Q3- 2014 is impacted by higher offshore profit and lower onsite profits, taxable/nontaxable and onsite/offshore revenue and expense mix etc , exchange gain and creation of valuation allowance on deferred tax assets.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended September 30, 2014 the other comprehensive loss amounted to $20.7 million, primarily attributable to foreign currency translation adjustments of $22.9 million. During the nine months ended September 30, 2014 the other comprehensive gain amounted to $0.1 million, primarily attributable to foreign currency translation adjustments of $5 million, which includes an out-of-period adjustment of $3.0 million relating to the past period cumulative impact arising out of the modification of the accounting treatment adopted by the Company during the second quater around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts.

During the three and nine months ended September 30, 2013 the Other Comprehensive Loss amounted to $29.1 million and $81.8 million, respectively, primarily attributable to foreign currency translation adjustments of $27.4 million and $75.3 million, for the three and nine months ended September 30,2013, respectively.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $221.50 million at September 30, 2014 from $150.24 million at September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Stock Split

The Company’s Board of Directors has authorized a two-for-one stock split of its outstanding common shares. On or about November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split.

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including US-based and India-based banks. As of September 30, 2014, the total cash and cash equivalents and short term investment balances was $808.7 million. Out of the above, an amount of $757.5 million was held by Indian subsidiaries which was composed of an amount of $154.6 million held in US dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash generated by operating activities was $150.6 million for the nine months ended September 30, 2014. The number of days sales outstanding in net accounts receivable was approximately 60 days and 54 days as of September 30, 2014 and 2013, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2013.

Net cash used in investing activities was $99.0 million for the nine months ended September 30, 2014, consisting principally of $13.3 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $249.8 million and the purchase of term deposits with banks of $212.0 million, largely offset by $189.9 million from sales of mutual funds and $186.1 million from maturities of term deposits with banks.

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2014 consisting principally of a scheduled quarterly repayment of a loan and borrowing of $5.3 million and offset by excess tax benefits on stock-based compensation plans of $1.0 million.

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

As of September 30, 2014, the interest rate was 1.484900% for the three year revolving credit facility and was 1.734900% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of September 30, 2014, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended September 30, 2014, a principal payment of $ 1.875 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of September 30, 2014, the Company was in compliance with all debt covenants.

As of September 30, 2014 the outstanding balances of the term loan and three-year revolving credit facilities including interest were $50.35 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at September 30, 2014 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2014	$1,875	$—
2015	$8,625	$—
2016	$39,750	$90,000

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2014 and 2013 revenues from time and material contracts remained same at 62%. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2014 and 2013, revenues from fixed price application management and support engagements constituted 29% and 28% of total revenues, respectively.

Revenue on fixed price development projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period.

The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2014 and 2013, revenues from fixed price development contracts constituted 9% and 10% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $2.0 million. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was an accrual of $ 0.13 million related to litigation at September 30, 2014 and and no accrual as of December 31, 2013. While the company believes it has meritorious defenses against the customer claim, the ultimate resolution of the matter, which is expected to occur, could result in a loss of up to $2.27 million in excess of the amount accrued as at September 30, 2014.

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

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at September 30, 2014.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and short term investments:

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and cash equivalents	$221,498	$178,757
Short term investments	587,226	490,177

Total	$808,724	$668,934

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

During the three months ended September 30, 2014, the Indian rupee has depreciated against the U.S. dollar, on average, 1.62% as compared to the three months ended June 30, 2014. This rupee depreciation positively impacted the Company’s gross margin by 32 basis points, operating income by 51 basis points and net income by 46 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 35.2% and 85.1% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $22.9 million, during the three months ended September 30, 2014, which has been reported as other comprehensive income(loss).

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to fluctuations in foreign currency rates, the Company periodically enters into foreign exchange forward contracts where the counter party is a bank, but these contracts do not have a material impact on the financial statements.

During the quarter ended September 30, 2014, the Company did not enter into new foreign exchange forward contracts. Aggregate contracted principal amounts of contracts outstanding amounted to $30 million as of September 30, 2014. The outstanding foreign exchange forward contracts as of September 30, 2014 mature in one month. The fair value of the foreign exchange forward contracts of $0.24 million is reflected in accrued liabilities in the balance sheet of the Company as at September 30, 2014. During the three months ended September 30, 2014, gains on these forward contracts of $0.04 million were included in the income statement as other income. During the nine months ended September 30, 2014, gains on forward contracts of $3.50 million were included in the income statement as other income. The counter party to the foreign exchange forward contracts is a bank. The Company considers the risks of non-performance by the counter party as not material.

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

SYNTEL, INC.

Date: November 7, 2014	/s/ Nitin Rakesh
Nitin Rakesh, Chief Executive Officer and President (principal executive officer)

Date: November 7, 2014	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase