Form 10-K
period 2014-12-31
SYNTEL INC
filed 2015-02-27
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2014, based on the last sale price of $42.98 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $1,350,002,402.

As of January 30, 2015, the Registrant had 83,746,918 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on or about June 2, 2015 are incorporated by reference into Part III hereof.

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

OVERVIEW

Syntel, incorporated under Michigan law on April 15, 1980, is a global provider of digital transformation, information technology (IT) and knowledge process outsourcing (KPO) services to Global 2000 companies.

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to industry segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Retail, Logistics and Telecom

•	Manufacturing

The Company revised its segment figures presented for the years ended December 31, 2012 and December 31, 2013 to conform to the year ended December 31, 2014 presentation.

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, investments, transaction processing, capital markets, and cards and payments services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by several significant changes in the industry. We help our customers adapt to market changes by providing technology-based industry-specific solutions. In addition to application services, the services increasingly in demand in this segment include testing, Business Intelligence (BI), IT Infrastructure Management Services (IMS), KPO, Social, Mobile, Analytics and Cloud (SMAC) technologies, Enterprise Resource Planning (ERP), and business and technology consulting.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies, including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: migration to the International Classification of Diseases (ICD–10) standard, wider use of Electronic Health Records (EHR) and increasing prevalence of healthcare banking. We also partner with clients to enable their systems and processes to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

In the life sciences category, we partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, sales and marketing) as well as regulatory and administrative functions. Among our services most often in demand are testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as:

policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social media and mobile technologies. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services most in demand in this segment include testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Services in high demand in the retail sector include business and technology consulting, eCommerce, Enterprise Application Services (EAS), systems integration, testing, KPO services and Enterprise Information Management (EIM). We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies, providing solutions such as Customer Relationship Management (CRM) and EIM.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for logistics clients include Supply Chain Management (SCM), sales and operations planning mobility, Point of Sale (POS) testing, Multi-Channel, customer and retail store analytics.

In Telecom, we help our clients address important changes in the telecom industry, such as the transition to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction.

In the Retail, Logistics and Telecom segment our services most in demand include testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Manufacturing

Our Manufacturing segment provides business consulting and technology services in a range of sub-sectors, including industrial product, aerospace and automotive manufacturing, as well as processors of natural resources, chemicals, and supply chain of raw materials. Some of our manufacturing solutions for industrial and automotive clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), SCM, sales and operations planning, and mobility.

Industry trends that influence the demand for our services in this segment include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Our services most in demand in this segment include EAS, EIM, testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Differentiators

Syntel believes that its service offerings are distinguished by its Global Delivery Model, “Customer for Life” philosophy, integrated approach to technology and operations, operating excellence and internally-developed intellectual capital in the form of methodologies, practices, tools and accelerators for managing the information technology, business process, and knowledge process functions of its customers.

The Company’s Global Delivery Service provides Syntel with flexibility to seamlessly deliver a unique mix of services on-site at the customer’s location, off-site at the Company’s U.S. locations and offshore at the Company’s Global Development Centers.

Syntel’s “Customer for Life” philosophy emphasizes flexibility, customer responsiveness, value focus and a tradition of delivery excellence.

During 2014, the Company provided services to 122 customers in the U.S. and Europe. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its domain expertise, breadth of services and alignment to client culture are important decision factors in the Company being chosen as a preferred vendor.

The Company has an integrated marketing and sales approach that leverages a dedicated sales team to identify and acquire new accounts and work with engagement teams to expand and cross-sell within existing accounts. In addition, Syntel’s Strategic Sourcing Services group — formed in 2014 — is tasked with pursuing and signing large outsourcing deals for the Company.

The Company believes that human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2014, Syntel’s worldwide billable headcount consisted of 17,322 professionals providing professional services to Syntel’s customers.

Over its 34-year history, Syntel has developed intellectual capital in the form of proven methodologies, practices, tools and accelerators, and technical expertise for the development, management and transformation of its customers’ information systems and business processes.

The information set forth under Note 16, “Geographic Information,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

INDUSTRY

Globalization is an integral element of the business strategy of Global 2000 corporations. Services globalization enables companies to access a global pool of talent and capabilities to drive greater competiveness. A well-executed global services model delivers higher quality, lower cost, faster turnaround and responsive and customized service.

The rapid pace of technology innovation over the past several years has increased the urgency for corporations to transform their business processes and technology environments to remain competitive and adopt new digital business models.

Global 2000 companies are faced with a dual challenge:

•	Manage “Run the Business” services, or IT services which are primarily characterized by an emphasis on scale and cost factors. These services feature standardized business processes and a high level of stability.

•	Invest in “Change the Business” initiatives, which are transformational in nature and seek to achieve greater enterprise growth, speed and agility. These types of services require a focus on innovation, often involve dynamic requirements, and can create a high degree of organizational change.

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

The companies best positioned to benefit from the demand for services that optimize “Run the Business” initiatives have access to a pool of skilled professionals, proven ability to manage IT and KPO programs, robust methodologies for managing transition, projects and risk, low-cost offshore software development facilities and operational scalability to meet customer growth requirements.

Organizations seeking to “Change the Business” require an experienced outsourcing services provider with the expertise and knowledge to address the complexities of a rapidly changing technology landscape, along with the ability to understand their business processes and industry drivers.

Syntel’s customer centric approach delivers tangible value to clients through a flexible model which combines technology and business domain expertise to tailor customized solutions to solve unique business problems.

COMPETITIVE ADVANTAGES

Syntel has developed proven and effective processes to handle large, complex engagements and efficiently deliver high quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s global delivery model, “customer for life” philosophy, domain expertise, and end-to-end service offerings, intellectual capital and fixed-priced and fixed-time frame approach are key competitive advantages.

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

Syntel’s Global Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery. Benefits to the client include responsive delivery based on an in-depth understanding of client-specific processes and needs, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, scalability, and cost-effectiveness. Syntel has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and in Manila, Philippines and a support center in Cary, North Carolina. The Company has offsite locations in Phoenix, Arizona, Memphis, Tennessee, Nashville, Tennessee and Sparks, Maryland in the U.S. to support the Company’s Global Delivery Model.

Customers for Life: The Company recognizes that its best source for new business opportunities comes from existing customers and believes its superior customer service is a differentiating factor resulting in Syntel’s high rate of repeat business. At engagement initiation, Syntel’s services are based on expertise in the software lifecycle and underlying technologies. Over time, however, as Syntel develops an in-depth knowledge of a customer’s business processes, applications and industry, Syntel gains a competitive advantage to perform additional higher-value services for that customer.

Deep Industry Expertise: Syntel’s mission statement is “We create new opportunities for our clients by harnessing our talent, passion and innovation.” The Company is focused on developing a good understanding of its clients’ businesses to drive new opportunities that improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services. The Company’s domain expertise includes several industries, with particular strength in financial services, insurance and healthcare. For the year ended December 31, 2014, the Company’s percentage of revenue by industry segment was 50%, 16%, 15%, 3% and 16% for banking and financial services, healthcare and life sciences, insurance, manufacturing and retail, logistics and telecom, respectively.

Depth and Breadth of Service Offerings: The Company provides a comprehensive range of services, including application development,

application maintenance and support, packaged software implementation, infrastructure management services, architecture planning, KPO services, migration and testing services. Syntel has invested in developing capabilities in digital technology areas including cloud computing, mobility, analytics and business process management. Syntel’s knowledge and experience spans multiple computing platforms and technologies, which enable the Company to address a range of business needs and to function as a virtual extension of its clients’ IT departments.

Intellectual Capital: Over its 34-year history, Syntel has developed a proven set of methodologies, practices, accelerators, tools, utilities, reusable components and technical expertise for the development and management of its customers’ information systems and business processes.

The Company believes this intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services in a timely and cost-effective manner.

The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as cloud computing, mobile and embedded technologies, open source platforms, social media and Big Data analytics.

Through these efforts, the Company becomes more valuable to its clients and is often able to expand the scope of its work for existing customers.

In order to protect the Company’s rights in this intellectual capital, the Company relies upon a combination of non-disclosure and other contractual arrangements as well as trade secret, patent, copyright and trademark laws. The Company also generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of the Company’s proprietary information.

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

Grow Application Services Through Alignment With Customer Challenges. Two notable business challenges faced by clients today are optimizing their “Run the Business” costs and freeing up resources to “Change the Business.” Syntel has realigned its delivery structure to create dedicated teams focused on developing and delivering value-added services that address this dual dynamic. The Company’s Managed Services Organization encompasses Syntel’s application development, management, maintenance, IT infrastructure and testing practices, and is designed to deliver the services that run its clients’ businesses on a daily basis. Syntel’s

Digital One practice executes digital transformation projects that deploy SMAC technologies to enable clients to leverage emerging technologies to open new markets and create competitive advantage. The Company has also invested significantly in additional sales and marketing resources, as well as hiring engagement and delivery personnel to develop proprietary solutions, accelerators and methodologies in support of these two service lines.

Expand KPO Market. The Company will grow its expertise in the area of value-added KPO services, primarily in the areas of financial services, healthcare and insurance. By leveraging its well-honed Global Delivery Model and domain expertise, the Company is able to deliver process improvements as well as provide high-value KPO services. In addition to offering its existing KPO services, the Company also expects to build on its solution set to capitalize on additional opportunities.

Expand Role with Current Customers and Add Select New Customers. Syntel’s emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company also seeks to expand its customer base by leveraging its expertise in providing services to the financial services, healthcare, insurance, retail, logistics and telecom, and manufacturing industries. The Company is increasing its marketing efforts in other parts of the world, particularly in Europe.

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

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of the Company’s services are delivered from offshore delivery locations. Measured by billable headcount, approximately 78% and 80% of services were delivered from offshore centers as of December 31, 2014 and as of December 31, 2013 respectively.

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

SERVICE OFFERINGS

Syntel provides a broad range of services to its customers through its IT services including Managed Services, Enterprise Solutions, Digital One™ and through its KPO services.

Through its Managed Services offering, the Company provides complete software applications development, maintenance, testing, IT infrastructure, cloud and migration services.

Through its Enterprise Solutions offering, the Company provides technology services in the areas of enterprise architecture, data warehousing and business intelligence, Enterprise Application Integration (EAI), Enterprise Data Management (EDM), Business Process Management (BPM) and ERP.

Through its Digital One offering, the Company provides a range of consulting and implementation services built around SMAC technologies, including social media, web and mobile applications, Big Data, analytics and Internet of Things (IoT).

Through its KPO service offerings, the Company provides a host of high value outsourced solutions for knowledge and business processes.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. During 2014, more than 99% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India were assessed at the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) – Level 5. Syntel is also an ISO 9001:2008 and ISO 27001:2005 certified company and has achieved SSAE 16 Type II Certification.

Managed Services

Syntel provides end-to-end “Run the Business” services to its clients across all industries through its Managed Services offering. The goal of Managed Services is to create new sources of value from existing client technology investments by moving to “as-a-service” models. Syntel’s Managed Services Organization was created in 2014 by consolidating pre-existing groups responsible for delivering application services, testing, IT infrastructure, migration and cloud computing services. This group has been further buttressed by investments in services capabilities and intellectual property that reflects customer needs.

Through application services, Syntel assumes responsibility for and manages the complete lifecycle of development, management and maintenance of business applications. Along with application services, Syntel’s Managed Services Organization also provides a suite of complimentary service offerings such as testing, IT infrastructure services, migration and cloud computing.

The Managed Services offering is designed to drive greater efficiency and client satisfaction through integrated and automated delivery of application and infrastructure services in an industrialized model.

The Global Delivery Model is central to Syntel’s delivery of Managed Services. It enables the Company to respond to client needs for ongoing service and flexibility, and has provided the capability to become productive quickly on a cost-effective basis to meet timing and resource demands for mission-critical applications.

Syntel has developed methodologies, processes and tools to effectively integrate and execute Managed Services engagements. The key enabler of Syntel’s Managed Services offering is the Company’s proprietary MIII: Manage–Migrate–Modernize offering. MIII enables clients to objectively examine their existing technology investments and make informed decisions about which applications should be managed as-is, which could benefit from migration to a different system or platform, and which should be modernized to newer technologies.

Because delivering Managed Services typically involves close participation in the IT strategy of a customer’s organization, Syntel adjusts the manner in which it delivers these services to meet the specific needs of each customer. For example, if the customer’s business requires fast delivery of a mission-critical applications update, Syntel will combine its on-site professionals, who have knowledge of the customer’s business processes and applications, together with its global infrastructure to deliver around-the-clock resources. If the customer’s need is for cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Centers, which has significantly lower costs. The Company believes that its ability to provide flexible service, delivery and access to resources permits responsiveness to customer needs and are important factors that distinguish its Managed Services from other IT service firms.

The Company believes its approach to providing these services results in a long-term collaborative relationship with customers.

Enterprise Solutions

Syntel provides strategic advanced technology solutions to its clients through its Enterprise Solutions offering. The goal of Enterprise Solutions is to enable clients to become more competitive by creating a more integrated enterprise, using data more strategically, and creating more streamlined business processes.

Syntel’s Enterprise Solutions Group was created in 2014 by centralizing the Company’s development and implementation capabilities in the areas of enterprise architecture, data warehousing and business intelligence, EAI, EDM, BPM and ERP.

The Company’s solutions for enterprise architecture enable clients to conceive and create robust technology environments that are capable of efficiently supporting their current business, yet scalable and extensible enough to incorporate new technologies and support future expansion and growth.

Through data warehousing, business intelligence and EDM, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of analytics dashboards, data warehouses and data mining tools.

In the areas of EAI and ERP, Syntel takes an enterprise-wide view of its customers’ environment and implements package software solutions that create better integration, and therefore better information utilization, between front-office and back-office applications.

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

Digital One™

The Company believes that digital technologies are a disruptive force that affects every industry, and Digital One delivers a holistic approach to addressing these challenges by combining expertise in digital technologies with industry knowledge and enterprise systems experience to drive business value creation for clients.

Syntel’s Digital One group was created in 2014 to centralize groups responsible for delivering digital architecture, web and mobile applications, user experience, Big Data, analytics, social and IoT services.

The goal of Digital One is to enable clients to go to market and create new sources of revenue with products and services built on the latest digital technologies, gain profound insights into their businesses and customers, and to transform into digital enterprises that are more agile, scalable and prepared to face new sources of competition in the future.

KPO

Syntel seeks to provide high-value KPO services to its customers, as opposed to low-value, capital-intensive, or voice-based business process outsourcing services (BPO) services. Through KPO services, Syntel provides outsourced solutions for a client’s knowledge and business processes, providing them with the advantage of a low-cost position and process enhancement through optimal use of technology. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes, identifying the right ones for outsourcing.

Syntel focuses on the middle and back-office business processes of the transaction cycle in the capital markets, banking, healthcare and insurance industries. The Company’s banking and capital markets KPO services include global investment management operations including brokerage operations, middle office reconciliation, transfer agency, fund accounting, performance and attribution, trade processing, compliance monitoring, corporate actions, custody reconciliation, hedge fund administration and data management.

KPO services for the healthcare and life sciences industry includes records management, clinical data management and claims solutions. Syntel’s insurance KPO services include claims processing and policy administration, among others.

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the banking and financial services, healthcare and life sciences, insurance, manufacturing, retail, logistics and telecom and other industries. In 2014, the Company provided services to 136 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of its U.S. customers.

For the years ended December 31, 2014, 2013 and 2012, the Company’s top ten customers accounted for approximately 74%,77% and 78% of the Company’s total revenues, respectively. The Company’s three largest customers in 2014 contributed approximately 22%, 14% and 12%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2014, 2013 and 2012 was American Express, accounting for approximately 22%, 25% and 27% of the total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s second-largest customer, State Street Bank, contributed approximately 14%, 16% and 17% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Finally, the Company’s third-largest customer, Federal Express Corporation, contributed approximately 12%, 8%, 4% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; New York, New York; Troy, Michigan; Sparks, Maryland; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany; Dublin, Ireland; Sydney, Australia; and Manila, Philippines.

The sales team is aligned by industry segment and is equipped to sell the entire range of Syntel services to prospective clients. The sales team is supported by domain and technical subject matter experts from the practice, pre-sales and delivery teams.

The sales cycle involves multiple stages including calling in to client executives, capability presentations, responding to RFIs (Requests for Information) and RFPs (Requests for Proposal), technical solution development, proposal presentations to clients, client site visit and commercial negotiations.

The sales team collaborates with Syntel’s pre-sales, practice, delivery,

finance, marketing, human resources and legal teams to develop a technical solution and financial value proposition to meet client requirements. Senior Syntel leaders from Sales, Business Unit and Corporate are engaged with client management at various stages of the sales process.

The sales cycle for IT engagements can range from six to twelve months, and varies according to the services required and contracted for, as well as the size and complexity of the engagement.

The sales cycle for KPO engagements can range from six to eighteen months from initial contact to execution of an agreement, and varies by type of service, account size and complexity of the engagement.

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

Syntel is covered by leading technology and business publications in the United States and Asia, and has had articles authored by its executives placed in a number of notable publications in 2014, including The Economic Times, the Hindu Business Line and Business Today.

During 2014, Syntel also earned a host of media and industry awards, including:

•	#62 in IAOP “Global Outsourcing 100” list

•	Top 10 healthcare service provider

•	Top 20 insurance service provider

•	Top 20 for transaction processing services for financial services clients

•	Gartner’s Top 25 fastest growing ITO Providers

•	Gartner’s Top 25 fastest growing BPO Providers

•	NASSCOM’s Top 15 BPM Companies

•	#15 on NASSCOM list of Top IT-BPM Employers in India

•	#26 on the American Banker and BAI FinTech 100

•	#54 on the Healthcare Informatics 100

•	#40 on the Solution Provider 500 list by CRN

•	Indo American Chamber of Commerce award for “Operational Excellence in Technology & Communications”

•	Recipient of a “CIO 100” Award from CIO India Magazine

•	#20 on the Crain’s Detroit Business list of Fastest Growing Companies

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

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2014, the Company globally had 24,553 full-time employees including a billable headcount of 17,322 providing a wide range of IT and KPO services to Syntel’s customers.

A majority of the Company’s professional employees have a Bachelor of Technology / Science / Commerce degree or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to account / engagement managers and senior IT and business process professionals with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business and knowledge processes, and proficient in a variety of computer programming languages, software tools, database management systems, networks, information security, business intelligence, ERP, Customer Relationship Management (CRM), EAI, Cloud and Digital, Product Lifecycle Management(PLM), testing, investment operations, asset management and financial services.

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

As part of its retention strategy, the Company strives to provide a competitive compensation and benefits package, including relocation reimbursement and support, short-term and long-term bonus plans, medical insurance options, dental options, a vision eye-care program, life insurance, long-term and short-term disability options, a 401(k) plan and a tuition subsidy plan.

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

Syntel’s technology training programs cover languages, databases, operating systems, application servers, portal builders, infrastructure library management (ITIL) and packaged tools in the ERP, EAI and BI arenas. Training is delivered by instructor-led classroom sessions, or virtual class room (using WebEx) along with on-line learning programs on Syntel’s university. A variety of functional training programs which are process specific, such as Capital Markets training, Fund Accounting training and Transaction Processing are also offered.

The Company also helps its leaders become its brand ambassadors by imparting Management Development Programs like operational programs such as Leadership Effectiveness Assessment Program (LEAP), Train to Retain (T2R) and Train the Trainer (TTT). These programs instill leadership values in its managers. The Company also runs programs like e-mail etiquette, presentation skills, business communication, business etiquette and many more such soft skills modules to help build a strong base of employees. Also, the Company ensures that employees lead a very fulfilling life even when at work, by being able to de-stress themselves through life enrichment sessions, music therapy, craft and art sessions.

Syntel has very clearly laid out its Goal, Mission and Values to its employees. These statements are simple to understand and are very well defined, communicated and reinforced through management communication (town halls / e-mails / print collateral), induction programs, quizzes, rewards and recognitions programs and celebration of successes. The program under Reward & Recognition is designed as “Syntel Achievers Club”. It comprises of Values, Innovation, LEAN, Syntel Champions, Quality and Milestones awards which create tremendous response, along with phenomenal business results.

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the client and scope of services. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies and contract programming companies. The Company’s most direct competitors in IT services include Cognizant, Infosys Technologies, Tata Consultancy Services and Wipro Technologies, companies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO services, the Company primarily competes with other offshore KPO vendors including Genpact, HCL, Wipro Technologies, WNS and with offshore captive units established by client organizations. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION

Bharat Desai	62	Chairman and Director

Prashant Ranade	62	Executive Vice Chairman and Director

Nitin Rakesh	43	Chief Executive Officer, President and Director

Sanjay Garg	48	Vice President, Chief Executive Officer, State Street Syntel Services Private Limited

Arvind S. Godbole	57	Chief Financial Officer and Chief Information Security Officer

Anil Jain	56	Senior Vice President, Insurance Business Unit Head

Rakesh Khanna	52	Chief Operating Officer

Srinath Mallya	49	Senior Vice President, Logistics and Travel Business Unit Head

Christopher Mason	50	Senior Vice President, Head NAO Sales

Daniel M. Moore	60	Chief Administrative Officer, General Counsel and Secretary

V. S. Raj	51	Senior Vice President, Banking and Financial Services Business Unit Head

Raja Ray	52	Senior Vice President, Retail, CPG and Telecom Business Unit Head

Murlidhar Reddy	45	Senior Vice President, Healthcare and Life Sciences Business Unit Head

Avinash Salelkar	52	Vice President, Manufacturing Business Unit Head

Rajesh Save	49	Senior Vice President, Global Head – Human Resources and Head – Administration

Rajiv Tandon	56	Senior Vice President, Client Relations – Key Accounts – North America

Bharat Desai is a co-founder of the Company and serves as its Chairman of the Board and as a director. He served as the Company’s Chief Executive Officer from the Company’s formation through February 2009 and has been the Chairman of the Company’s Board of Directors since February 1999.

Prashant Ranade was appointed Executive Vice Chairman in April 2014. He served as Chief Executive Officer and President of the Company from February 2010 to April 2014. He has served as a director of the Company since June 2007.

Nitin Rakesh was appointed Chief Executive Officer and President of the Company in April 2014. Prior to that, he served the Company as President - Americas, Business Development and Nearshoring Center from September 2012 to April 2014. Mr. Rakesh served as Managing Director and Chief Executive Officer of Motilal Oswal Asset Management Company, Ltd., a financial services company, from September 2008 to September 2012.

Sanjay Garg was appointed Vice President, Chief Executive Officer State Street Syntel Services Private Limited in July 2013. Mr. Garg has been with the Company since May 2011 serving in various other KPO service delivery capacities. From March 2006 to May 2011, Mr. Garg led operations in the custody division at Northern Trust, a financial services company.

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

Anil Jain has served the Company as Senior Vice President, Insurance Business Unit Head since February 2006.

Rakesh Khanna was appointed Chief Operating Officer of the Company in January 2012. He previously served as President, Business Unit Head - Banking and Finance for the Company from July 2005 to December 2011.

Srinath Mallya was appointed Senior Vice President, Logistics and Travel Business Unit Head in January 2015. Mr. Mallya has been with the Company since 1999 serving in various other IT service delivery capacities.

Christopher Mason was appointed Senior Vice President, NAO Sales in September 2014. Prior to joining the Company, Mr. Mason served as Global Head Business Development, Strategic Global Sourcing for Infosys Limited, a consulting, technology, and outsourcing solutions provider, from November 2006 to September 2014.

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary since August 1998.

V. S. Raj was appointed Senior Vice President, Banking and Financial Services Business Unit Head in November 2012. Mr. Raj served as Chief Executive Officer of State Street Syntel Services Private Limited from October 2008 to June 2013.

Raja Ray was appointed Senior Vice President, Retail, Logistics and Telecom Business Unit in August 2009.

Murlidhar Reddy was appointed as Senior Vice President, Healthcare and Life Sciences Business Unit Head in October 2011. Prior to that he served the Company as Vice President, Healthcare and Life Sciences Business Unit Head from July 2006 to September 2011.

Avinash Salelkar was appointed Vice President, Manufacturing Business Unit Head in February 2011. Prior to joining the Company, Mr. Salelkar served at Geometric Limited, a software services and consulting company, as Vice President, Engineering Services, heading the engineering services business from April 2009 to January 2011.

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

Rajiv Tandon was appointed Senior Vice President – Client Relations – Key Accounts – North America in July 2014. Prior to joining the Company, Mr. Tandon was Chief Executive Officer of Technosoft Corporation from March 2005 to July 2014.

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

The Company’s ten largest clients generated approximately 74%, 77% and 78% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s largest client for the years ended December 31, 2014, 2013 and 2012 was American Express, which generated approximately 22%, 25% and 27% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s second largest client for the years ended December 31, 2014, 2013 and 2012 was State Street Bank, which generated approximately 14%, 16% and 17% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s third largest client for the years ended December 31, 2014, 2013 and 2012 was Federal Express Corporation, which generated approximately 12%, 8% and 4% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express, State Street Bank and Federal Express Corporation. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 50%, 51% and 55% of the Company’s revenues for the years ended December 31, 2014, 2013 and 2012, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between the Company and State Street Bank Trust and its affiliate. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 13%, 14% and 15% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and has an initial expiration date on 1st February 2017 with the ability to extend by mutual consent for an additional one-year term. The State Street Bank and Trust Company, through a separate shareholders agreement between its affiliate and the Company, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by the affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (1st February 2017) or the expiration of the renewal term (1st February 2018), (ii) in the event that State Street Bank and Trust Company or its affiliates terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if the State Street Bank and Trust Company and its affiliates suffers certain cumulative losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to the State Street Bank and Trust Company. The State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a growing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2014, 2013 and 2012, annual voluntary attrition was 17.0%, 14.4% and 15.6%, respectively. For the same periods, the number of net hires was 901, 2,245 and 1,923, respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2014, 3,315 IT professionals representing approximately 13.5%

of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation in the countries where the Company does business could reduce the Company’s overall profitability.

Our Indian subsidiaries have units registered as a Software Technology park (STP), an Export Oriented Unit (EOU), or a Special Economic Zone (SEZ) unit. Units registered as a STP, EOU and certain units located in a SEZ were exempt from payment of corporate income taxes on the profits generated by these units either for ten years of operations or until March 31, 2011, whichever came first. Other units located in a SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in a SEZ that are operational after April 1, 2005 are eligible for a 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to the fulfillment of certain criteria. Under current Indian tax law, export profits after March 31, 2011 from our existing STP units are fully taxable at the Indian statutory rate (33.99% as of December 31, 2014).

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

As of December 31, 2014 and 2013, for various fiscal years, the Company has disputed and potentially disputable tax liabilities of $112.59 million and $90.56 million, respectively. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $40.49 million and $30.23 million and corresponding interest of $1.32 million and $1.39 million for the years ended December 31, 2014 and 2013, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, including reviews by the external tax consultants and tax counsels, for ensuring the adequacy of the corresponding provision for tax liabilities and that appropriate provisions are being made.

The Company has paid income taxes of $35.86 million and $26.37 million against the liabilities for unrecognized tax benefits of $40.49 million and $30.23 million, as of December 31, 2014 and 2013, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The IT and KPO services industries are intensely competitive, and the Company may not be able to compete successfully against current and future competitors.

The IT and KPO services industries are intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the services offered. In IT services, the Company primarily competes with domestic firms such as Accenture, Cognizant, EDS and IBM Global Services and with an increasing number of India-based companies including Infosys Technologies, Tata Consultancy Services and Wipro Technologies. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In KPO services, the Company primarily competes with other offshore KPO vendors including HCL, Wipro Technologies and WNS. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company does. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in client requirements, or devote greater resources to the development and promotion of IT services and KPO services than the Company does. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company’s markets and the Company has faced, and expects to continue to face, additional competition from new IT service and KPO service providers. Further, there is a risk that the Company’s clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party vendor. The IT services industry is also undergoing consolidation, which may result in increased competition in the Company’s target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s quarterly operating results are variable.

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

Revenues from customers outside North America represented approximately 9.2% of the Company’s revenues for the year ended December 31, 2014. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on a time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 40%, 38% and 39% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s Outsourcing and KPO services require increased attention from senior management.

The Company has invested incrementally in the development of the Company’s IT and KPO services, with increased focus on outsourcing services for ongoing applications management, development and maintenance and KPO services. Outsourcing and KPO services generally require a longer sales cycle (up to twelve months and in some KPO engagements more than one year) and generally require approval by more senior levels of management within the client’s organization, as compared with traditional IT staffing services. Pursuing such sales requires significant investment of time, including the Company’s senior management, and may not result in additional business. There can be no assurance that the Company’s increased focus on the Company’s outsourcing and KPO services will be successful, and any failure of such strategy could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India and other countries where the Company does business may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2014, approximately 78% of the Company’s billable workforce was in India. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company holds a significant amount of its cash in U.S. dollars and in Indian rupees. Accordingly, changes in exchange rates between the Indian rupee and the U.S. dollar could have a material adverse effect on the Company’s revenues, other income, cost of services, gross margin and net income, which may in turn have a negative impact on the Company’s business, operating results and financial condition. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in recent years and may fluctuate substantially in the future. The Company expects that a majority of the Company’s revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of the Company’s expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian rupees. Consequently, the results of the Company’s operations may be adversely affected if the Indian rupee appreciates against the U.S. dollar and an effective foreign exchange hedging is not in place.

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

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in Pune, Mumbai, Gurgaon and Chennai, India and in Manila, Philippines. The Company is in the process of expanding its Global Development Centers, often on land located in Special Economic Zones (SEZ) in India. With regard to construction on land located in a SEZ, there are certain construction and other requirements that must be met in order to maximize certain tax and other benefits. If those conditions are not met, Syntel may not be able to maximize all benefits associated with the SEZ designations. The full completion of the development of these facilities is contingent on many factors including the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of these facilities or any future facilities that the Company may develop will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of these facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing these facilities in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

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

The Company expenses stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2014, the Company recorded $6.5 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 16.995% on gross distribution (including tax on dividend distribution tax) under Indian tax law, and be required to pay United States corporate income taxes on such earnings. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2014, the Company would accrue taxes of approximately $269.6 million.

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

The Company also leases office facilities in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Irving, Texas; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Sparks, Maryland; Natick, Massachusetts; London, UK; Toronto Canada; Sydney, Australia; Stuttgart and Munich, Germany, Switzerland; Taguig City, Philippines. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland and Hong Kong.

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

In addition, Syntel leases two facilities in Pune, India consisting of 98,190 square feet.

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 8,300 seats.

Syntel leases 302,591 square feet of office space in Mumbai, India, under thirteen leases expiring between March 8 2016 and March 8, 2021. These facilities house IT professionals, as well as its senior management, finance and accounts, administrative personnel, human resources, recruiting and sales and marketing functions.

To facilitate its KPO operations, Syntel has leased 331,603 square feet of office space in Mumbai, India under seven leases expiring between May 12, 2015 and March 8, 2021. Additionally Syntel leased 91,954 square feet of office space in Airoli India in the year 2014.

Syntel has two leased facilities in Chennai with a total capacity of nearly 1,400 seats. Syntel leases 107,145 square feet of office space in Chennai, India, under leases expiring between April 1, 2017 and September 1, 2017, all subject to the Company’s option to renew for additional periods.

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

Syntel leases 11400 square feet of office space in Gurgaon, India under two leases expiring on January 9, 2016 and February 9, 2016, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2013 and 2014.

Period	High	Low

First Quarter, 2013	33.910	25.890
Second Quarter, 2013	34.455	30.760
Third Quarter, 2013	40.335	31.375
Fourth Quarter, 2013	46.183	39.005
First Quarter, 2014	48.615	39.568
Second Quarter, 2014	45.695	38.260
Third Quarter, 2014	46.078	41.775
Fourth Quarter, 2014	46.700	38.750

During 2014, the Company’s Board of Directors authorized a two-for-one stock split of its outstanding common shares. On November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented above, have been adjusted retroactively, where applicable, to reflect this stock split.

(b) There were 168 shareholders of record and approximately 24,500 beneficial holders on January 30, 2015.

(c) The Board of Directors neither declared nor paid any dividends during fiscal years 2014 and 2013.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2009 through December 31, 2014, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

[PERFORMANCE GRAPH]

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Syntel, Inc.	$100.00	$126.84	$122.84	$146.64	$237.65	$235.07
S&P 500 Stock Index	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
Peer Group Index	$100.00	$121.07	$129.52	$138.12	$160.17	$157.24

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2009 and that all dividends were reinvested.

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

Year Ended December 31,	2014	2013	2012	2011	2010

STATEMENT OF INCOME DATA
Net revenues	$911,429	$824,765	$723,903	$642,404	$532,133
Cost of revenues	533,862	460,576	408,919	395,455	320,042

Gross profit	377,567	364,189	314,984	246,949	212,091

Selling, general and administrative expenses	109,217	96,587	103,044	108,721	91,556

Income from operations	268,350	267,602	211,940	138,228	120,535

Other income, net	50,523	18,220	27,988	16,208	13,126

Income before income taxes	$318,873	$285,822	239,928	154,436	133,661

Income tax provision	69,133	66,164	54,385	31,580	20,068

Net income	$249,740	$219,658	$185,543	$122,856	$113,593

Earnings per share, diluted	$2.97	$2.62	$2.22	$1.47	$1.36

Weighted average shares outstanding, diluted	83,971	83,764	83,586	83,434	83,222

Cash dividends declared per common share	$0.00	$0.00	$1.25	$0.12	$0.37

	AS OF DECEMBER 31,
	2014	2013	2012	2011	2010
	($ In thousands)

BALANCE SHEET DATA
Working capital	$933,240	$718,827	$422,455	$366,421	$329,913
Total assets	1,224,015	997,176	725,836	597,248	546,117
Total shareholders’ equity	947,830	722,546	565,670	493,189	451,470

OTHER DATA
Billable headcount in U.S.	3,433	3,239	2,758	2,460	2,243
Billable headcount in India	13,562	13,417	11,997	11,166	9,302
Billable headcount at other locations	327	220	163	154	165

Total billable headcount	17,322	16,876	14,918	13,780	11,710

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, which related to the true up of tax provisions, pursuant to finalization of the tax computation of Syntel Limited, which had arisen on account of setoff of inter units unabsorbed expenses. Further, a $0.86 million tax charge has arisen on account of a particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII’) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2014, 2013 and 2012, revenues from time-and-materials contracts constituted 60%, 62% and 61%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2014, 2013 and 2012, revenues from fixed-price application management maintenance and support engagements constituted 29%, 28% and 27%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2014, 2013 and 2012, revenues from fixed-price application development and integration contracts constituted 11%, 10% and 12%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2014 and 2013, the allowance for doubtful accounts was $0.7 million and $2.0 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, relating to the true up of tax provisions, upon the finalization of the tax computation of Syntel Limited, which was finalized after setoff of unabsorbed inter-company expenses. Further, $0.86 million charge of tax has arisen on account of a tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowance against deferred tax assets recognized on the investments and minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII’) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. During the year ended December 31, 2014, the Company has recorded a $0.35 million as an accrual towards liability for a customer claim related contingency.

There was no accrual related to litigation at December 31, 2013.

OVERVIEW

Syntel is a worldwide provider of IT and KPO services to Global 2000 companies. The Company’s IT services include programming, system integration, outsourcing and overall project management and its KPO services consists of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing.

The Company’s revenues are generated from professional services fees provided through five segments, Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing and Retail Logistics and Telecom. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and KPO services, which the Company believes have higher growth and gross margin potential.

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its year ended December 31, 2012 and December 31, 2013 segment figures presented below to conform to the year ended December 31, 2014 presentation.

The following table outlines the revenue mix for the years ended December 31, 2014, 2013 and 2012:

	Percent of Total Revenues
	2014	2013	2012
Banking and Financial Services	50	51	55
Healthcare and Life Sciences	16	17	18
Insurance	15	15	14
Manufacturing	3	4	4
Retail, Logistics & Telecom	16	13	9

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2014, 2013 and 2012, revenues from fixed-price development contracts constituted 11%, 10% and 12%, respectively.

Revenues from Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing and Retail Logistics and Telecom are generally recognized on either time-and-materials or fixed-price basis. For the years ended December 31, 2014, 2013 and 2012, fixed-price revenues from development and maintenance activity comprised approximately 25%, 27% and 34% of total Banking and Financial Services revenues, respectively. For the years ended December 31, 2014, 2013 and 2012, fixed-price revenues from development and maintenance activity comprised approximately 41%, 35% and 29% of total Healthcare and Life Sciences revenues, respectively. For the years ended December 31, 2014, 2013 and 2012, fixed-price revenues from development and maintenance activity comprised approximately 48%, 52% and 59% of total Insurance revenues, respectively. For the years ended December 31, 2014, 2013 and 2012, fixed-price revenues from development and maintenance activity comprised approximately 27%, 21% and 18% of total Manufacturing revenues, respectively. For the years ended December 31, 2014, 2013 and 2012, fixed-price revenues from development and maintenance activity comprised approximately 80%, 72% and 66% of total Retail Logistics and Telecom revenues, respectively

The Company’s most significant cost is personnel cost, which consists of compensation, benefits, recruiting, relocation and other related costs for its professionals. The Company strives to maintain its gross margin by controlling engagement costs and offsetting increases in salaries and benefits with increases in billing rates. The Company has established a human resource allocation team whose purpose is to staff professionals on engagements that efficiently utilize their technical skills and allow for optimal billing rates. The Company’s Indian subsidiaries provide software development services from Mumbai, Pune and Chennai, India, where salaries of IT professionals are comparatively lower than in the U.S.

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2014, approximately 13% of Syntel’s worldwide workforce provided services under work permits / visas.

The Company has made substantial investments in infrastructure in recent years, including: (1) expanding the facilities in Mumbai, India, including a KPO facility; (2) developing a Technology Campus in Pune, India; (3) expanding the Global Development Center in Chennai, India; (4) upgrading the Company’s global telecommunication network; (5) increasing IT services sales and delivery capabilities through significant expansion of the sales force and the Company’s Enterprise Solutions Group, which develops and formalizes proprietary methodologies, practices and tools for the entire Syntel organization; (6) hiring additional experienced senior management; (7) expanding global recruiting and training capabilities; and (8) enhancing human resource and financial information systems.

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 74%, 77% and 78% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, there were three customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2014, 2013 and 2012 was American Express, contributing approximately 22%, 25% and 27%, respectively, of total consolidated revenues. For the years 2014, 2013 and 2012, the Company’s second largest customer, State Street Bank also contributed 14%, 16% and 17%, respectively, of the Company’s total consolidated revenues. For the years 2014, 2013 and 2012, the Company’s third largest customer, Federal Express Corporation also contributed 12%, 8% and 4%, respectively, of the Company’s total consolidated revenues.Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES
	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	58.6	55.8	56.5

Gross profit	41.4	44.2	43.5
Selling, general and administrative expenses	12.0	11.8	14.2

Income from operations	29.4%	32.4%	29.3%

Below is selected segment financial data for the years ended December 31, 2014, 2013 and 2012. The Company does not allocate assets to operating segments:

	2014	2013	2012
	(In thousands)
Net Revenues:
Banking and Financial Services	$455,100	$423,238	$397,801
Healthcare and Life Sciences	147,424	138,578	126,863
Insurance	137,447	122,089	101,076
Manufacturing	27,622	30,322	32,223
Retail, Logistics & Telecom	143,836	110,538	65,940

Gross Profit:	$911,429	$824,765	$723,903
Banking and Financial Services	193,916	192,902	178,329
Healthcare and Life Sciences	67,289	65,828	58,671
Insurance	50,050	49,609	40,963
Manufacturing	8,136	10,844	12,915
Retail, Logistics & Telecom	63,262	48,805	27,280

Total Segment Gross Profit	382,653	367,988	318,158
Corporate Direct Cost	(5,086)	(3,799)	(3,174)
Gross Profit	$377,567	$364,189	$314,984
Selling, general and administrative expenses	109,217	96,587	103,044

Income from operations	$268,350	$267,602	$211,940

COMPARISON OF YEARS ENDED DECEMBER 31, 2014 AND 2013.

Revenues. Net revenues increased to $911.4 million in 2014 from $824.7 million in 2013, representing a 11% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2014, increased 3% to 17,322 employees as compared to 16,876 employees as of December 31, 2013. As of December 31, 2014 the Company had approximately 78% of its billable workforce in India as compared to 80% as of December 31, 2013. The top five customers accounted for 61% of the Company’s total revenue in 2014, down from 64% of total revenues in the 2013. Moreover, the top 10 customers accounted for 74% and 77% of the Company’s total revenues in the year 2014 and 2013, respectively. The Company’s top 4-30 customers accounted for 46% and 45% of the Company’s total revenues in the year 2014 and 2013, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 58.6% of total revenue in 2014, from 55.8% in 2013. The 2.8% increase in cost of revenues, as a percent of revenues in 2014 as compared to 2013, was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management. During the year ended December 31, 2014, the Indian rupee depreciated against the U.S. dollar, on average, 3.63% as compared to the year ended December 31, 2013. This rupee depreciation positively impacted the Company’s gross margin by 73 basis points, operating income by 113 basis points and net income by 102 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $455.1 million for the year ended December 31, 2014 or 49.9% of total revenues, from $423.2 million, or 51.3% of total revenues for the year ended December 31, 2013. The $31.9 million increase was attributable primarily to revenues from new engagements contributing $127.4 million and net increase in revenue from existing projects by $55.7 million, largely offset by $151.2 million in lost revenues as a result of project completion.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 57.4% of total Banking and Financial Services revenues in 2014, from 54.4% in 2013. The 3.0% increase in cost of revenues, as a percent of total Banking and Financial Services revenues was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $147.4 million for the year ended December 31, 2014, or 16.2% of total revenues from $138.6 million for the year ended December 31, 2013, or 16.8% of total revenues. The $8.8 million increase was attributable primarily to revenues from new engagements contributing $26 million, largely offset by $15.3 million in lost revenues as a result of project completion, $0.6 million net reduction in revenues from existing projects and net $1.3 million reduction in revenues due to one-time, non-recurring charge in fourth quarter of 2014 to resolve all claims brought as part of an arbitration proceeding with a former client arising out of a 2009 engagement.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 54.4% of total healthcare and life Sciences revenues in 2014, from 52.5% in 2013. The 1.9% increase in cost of revenues, as a percent of total Healthcare and Life Sciences revenues was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Insurance Revenues. Insurance revenues increased to $137.4 million for the year ended December 31, 2014 or 15.1% of total revenues, from $122.1 million, or 14.8% of total revenues for the year ended December 31, 2013. The $15.3 million increase was attributable primarily to revenues from new engagements contributing $72.4 million, largely offset by $35.3 million in lost revenues as a result of project completion and a $21.8 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 63.6% of total insurance revenues in 2014, from 59.4% in 2013. The 4.2% increase in cost of revenues, as a percent of total Insurance revenues was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Manufacturing Revenues. Manufacturing revenues decreased to $27.6 million for the year ended December 31, 2014, or 3.0% of total revenues from $30.3 million for the year ended December 31, 2013, or 3.7% of total revenues. The $2.7 million decrease was attributable primarily due to 4.9 million net decrease in revenues from existing projects and a $1.6 million in lost revenues as a result of project completion, largely offset by a $3.8 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 70.5% of total Manufacturing revenues in 2014, from 64.2% in 2013. The 6.3% increase in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $143.8 million for the year ended December 31, 2014 or 15.8% of total revenues, from $110.5 million, or 13.4% of total revenues for the year ended December 31, 2013. The $33.3 million increase was attributable primarily to revenues from new engagements contributing $52.1 million, partially offset by a $14.4 million reduction in revenue from existing projects and $4.4 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 56.0% of total Retail, Logistics and Telecom revenues in 2014, from 55.8% in 2013. The 0.2% increase in cost of revenues as a percent of total Retail, Logistics and Telecom revenues, was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Corporate Direct Costs - Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues increased to 0.6% of total revenue in 2014, from 0.5% in 2013. The 0.1% increase in cost of revenues as a percent of total revenues, was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the year ended December 31, 2014 were $109.2 million or 12.0% of total revenues, compared to $96.6 million or 11.7% of total revenues for the year ended December 31, 2013.

Selling, general and administrative expenses for the year ended December 31, 2014 were impacted by an increase in revenue of $86.7 million that resulted in a 1.2% decrease in selling, general and administrative expenses as a percentage of total revenue.

The overall increase in selling, general and administrative expenses was primarily attributable to an increase in facility related costs of $5.7 million, an increase in compensation due to increases in headcount of $3.9 million, increase in corporate expenses of $2.6 million primarily on account of an decrease in foreign exchange gain of $1.3 million; gain of $7.7 million for the year ended December 31, 2014 as against gain of $9.0 million for the year ended December 31, 2013 and increase in legal & professional fees $1.3 million, increase in travel expenses $1.0 million, increase in marketing expenses $0.9 million, increase in Voice data expenses $0.5 million, an increase in immigration expenses of $0.4 million and an increase in other expenses of $0.6 million offset by an out-of-period accounting adjustment during the second quarter that lowered selling, general, and administrative expenses by $3.0 million (which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts).

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the year ended December 31, 2014 was $50.5 million or 5.5% of total revenues, compared to $18.2 million or 2.2% of total revenues for the year ended December 31, 2013. The increase in other income of $32.3 million was attributable to increase in forward contract gain of $15.1 million, an increase in gains from the sale of mutual funds of $11.1 million, an increase in interest income of $5.2 million, other miscellaneous income of $1.2 million and interest on Income Tax refund of $0.1 million partially offset by increase in interest expenses of $0.4 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 2013 AND 2012.

Revenues. Net revenues increased to $824.7 million in 2013 from $723.9 million in 2012, representing a 14% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2013, increased 13% to 16,876 employees as compared to 14,918 employees as of December 31, 2012. As of December 31, 2013 and December 31 2012, the Company had approximately 80% of its billable workforce in India. The top five customers accounted for 64% of the Company’s total revenues in the year 2013 and 2012. Moreover, the top 10 customers accounted for 77% and 78% of the Company’s total revenues in the year 2013 and 2012, respectively. The Company’s top 4-30 customers accounted for 45% and 42% of the Company’s total revenues in the year 2013 and 2012, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 55.8% of total revenue in 2013, from 56.5% in 2012. The 0.7% decrease in cost of revenues, as a percent of revenues in 2013 as compared to 2012, was attributable primarily to an increase in revenue and rupee depreciation partially offset by an increases in headcount, salary increments for employees, increased bonus provision, benefits and immigration expenses. Salary increases are discretionary and determined by management. During the year ended December 31, 2013, the Indian rupee depreciated against the U.S. dollar, on average, 10.15% as compared to the year ended December 31, 2012. This rupee depreciation positively impacted the Company’s gross margin by 237 basis points, operating income by 343 basis points and net income by 345 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $423.2 million for the year ended December 31, 2013 or 51.3% of total revenues, from $397.8 million, or 55.0% of total revenues for the year ended December 31, 2012. The $25.4 million increase was attributable primarily to revenues from new engagements contributing $148.1 million and net increase in revenue from existing projects by $6.5 million, largely offset by $129.2 million in lost revenues as a result of project completion.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues decreased to 54.4% of total Banking and Financial Services revenues in 2013, from 55.2% in 2012. The 0.8% decrease in cost of revenues, as a percent of total Banking and Financial Services revenues was attributable primarily to an increase in revenue and rupee depreciation partially offset by an increases in headcount, salary increments for employees, increased bonus provision, benefits and immigration expenses. Salary increases are discretionary and determined by management.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $138.6 million for the year ended December 31, 2013, or 16.8% of total revenues from $126.9 million for the year ended December 31, 2012, or 17.5% of total revenues. The $11.7 million increase was attributable primarily to revenues from new engagements contributing $43.4 million, largely offset by $23.6 million net reduction in revenues from existing projects and a $8.1 million in lost revenues as a result of project completion.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues decreased to 52.5% of total healthcare and life Sciences revenues in 2013, from 53.8% in 2012. The 1.3% decrease in cost of revenues, as a percent of total Healthcare and Life Sciences revenues was attributable primarily to an increase in revenue and rupee depreciation partially offset by an increases in headcount, salary increments for employees, increased bonus provision, benefits and immigration expenses. Salary increases are discretionary and determined by management.

Insurance Revenues. Insurance revenues increased to $122.1 million for the year ended December 31, 2013 or 14.8% of total revenues, from $101.1 million, or 14.0% of total revenues for the year ended December 31, 2012. The $21.0 million increase was attributable primarily to revenues from new engagements contributing $56.9 million, largely offset by $28.4 million in lost revenues as a result of project completion and a $7.5 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 59.4% of total insurance revenues in 2013, from 59.5% in 2012. The 0.1% decrease in cost of revenues, as a percent of total Insurance revenues was attributable primarily to an increase in revenue and rupee depreciation partially offset by an increases in headcount, salary increments for employees, increased bonus provision, benefits and immigration expenses. Salary increases are discretionary and determined by management.

Manufacturing Revenues. Manufacturing revenues decreased to $30.3 million for the year ended December 31, 2013, or 3.7% of total revenues from $32.2 million for the year ended December 31, 2012, or 4.5% of total revenues. The $1.9 million decrease was attributable primarily due to 4.9 million in lost revenues as a result of project completion and a $1.1 million net decrease in revenues from existing projects, largely offset by a $4.1 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 64.2% of total Manufacturing revenues in 2013, from 59.9% in 2012. The 4.3% increase in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to increases in compensation due to increase headcount, salary increases for offshore and onsite employees and increased benefits costs, offset by rupee depreciation. Salary increases are discretionary and determined by management.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $110.5 million for the year ended December 31, 2013, or 13.4% of total revenues from $65.9 million for the year ended December 31, 2012, or 9.1% of total revenues. The $44.6 million increase was attributable primarily to revenues from new engagements contributing $27.0 million and a 22.3 million net increase in revenue from existing projects, partially offset by $4.7 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 55.8% of total Retail, Logistics and Telecom revenues in 2013, from 58.6% in 2012. The 2.8% decrease in cost of revenues, as a percent of total Retail, Logistics and Telecom revenues was attributable primarily to an increase in revenue and rupee depreciation partially offset by an increases in headcount, salary increments for employees, increased bonus provision, benefits and immigration expenses. Salary increases are discretionary and determined by management.

Corporate Direct Costs - Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, ASG, R&D, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues increased to 0.5% of total revenue in 2013, from 0.4% in 2012. The 0.1% increase in cost of revenues as a percent of total revenues, was attributable primarily to increases in compensation due to increase headcount, salary increases for offshore and onsite employees, increased benefits costs and increased immigration expenses offset by rupee depreciation. Salary increases are discretionary and determined by management.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the year ended December 31, 2013 were $96.6 million or 11.7% of total revenues, compared to $103.0 million or 14.2% of total revenues for the year ended December 31, 2012.

Selling, general and administrative expenses for the year ended December 31, 2013 were impacted by an increase in revenue of $100.9 million, resulting in a 1.6% decrease in selling, general and administrative expenses as a percentage of total revenue.

The decrease in selling, general and administrative expenses is primarily due to increase in foreign exchange gain of $7.7 million, other decrease of corporate expenses of $5.8 million, a decrease in benefits of $1.0 million and a decrease in facility related costs of $0.5 million, partially offset by an increase in compensation due to an increase in headcount and bonus provision of $7.0 million, an increase in office expenses of $0.4 million, an increase in marketing expenses of $0.3 million, contract services of $0.2 million, immigration expenses of $0.2 million, voice and data communication cost of $0.2 million and other decrease of $0.3 million.

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the year ended December 31, 2013 was $18.2 million or 2.2% of total revenues, compared to $28.0 million or 3.9% of total revenues for the year ended December 31, 2012. The decrease in other income of $9.8 million was primarily attributable to an increase in loss on forward contracts of $8.4 million, a decrease in interest on IT refunds of $1.2 million, a decrease in profits on the sale of assets of $1.0 million and interest expense on loans and borrowings of $1.8 million partially offset by an increase in interest income of $2.0 million and gains on the sale of mutual funds of $0.6 million.

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2013 and ended December 31, 2014. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

The Company’s quarterly revenues and results of operations have not fluctuated significantly from quarter to quarter in the past, but could fluctuate in the future. Factors that could cause such fluctuations include: the timing, number and scope of customer engagements commenced and completed during the quarter; fluctuation in the revenue mix by segments; progress on fixed-price engagements; acquisitions; timing and cost associated with expansion of the Company’s facilities; changes in IT professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring and training, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; longer sales cycles for IT services outsourcing engagements; significant fluctuations in exchange rate; customers’ budget cycles and investment time for training.

LIQUIDITY AND CAPITAL RESOURCES

During 2014, the Company’s Board of Directors authorized a two-for-one stock split of its outstanding common shares. On November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented in this discussion, have been adjusted retroactively, where applicable, to reflect this stock split.

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As at December 31, 2014, the total cash and cash equivalent and short-term investment balance was $867.1 million. Out of the above, an amount of $791.5 million was held by Indian subsidiaries which were comprised of an amount of $258.9 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $233.4 million, $200.0 million and $188.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The number of day’s sales outstanding in accounts receivable was approximately 53 days, 50 days and 47 days as of December 31, 2014, 2013 and 2012, respectively.

Net cash used in investing activities was $201.3 million for the year ended December 31, 2014. During 2014, the Company invested $933.1 million to purchase short-term investments and $19.2 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by the proceeds from the sale or maturity of short-term investments of $751.0 million and the proceeds from the sale of assets of $0.07 million.

Net cash used in investing activities was $220.5 million for the year ended December 31, 2013. During 2013, the Company invested $689.6 million to purchase short-term investments and $20.5 million for capital expenditures, consisting principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by the proceeds from the sale or maturity of short-term investments of $489.6 million and the proceeds from the sale of assets of $0.05 million.

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

Net cash used in financing activities in 2014 was $6.1 million and was principally applied to the repayment of loans and borrowings of $7.1 million, which is partially offset by excess tax benefits on stock-based compensation plans of $1.0 million.

Net cash provided by financing activities in 2013 was $96.2 million with proceeds from loans and borrowing of $150.0 million and excess tax benefits on stock-based compensation plans of $0.7 million, partially offset by the repayment of loans and borrowings of $54.5 million.

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

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three -year term loan facility of $60 million and a three-year revolving credit facility of $90 million. The maturity date of both three year term loan facility and three year revolving credit facility is May 23, 2016. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As at December 31, 2014, the interest rate was 1.4829% for the three year revolving credit facility and was 1.7329% for the three year term loan facility.

And with the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of December 31, 2014, as it would reflect the current market value.

Principal payments on the term loan are due every quarter and during the year ended December 31, 2014, principal payments of $7.13 million were made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of December 31, 2014, the Company was in compliance with all debt covenants.

As at December 31, 2014 the outstanding balance of the term loan and line of credit including interest were $90.14 million and $48.46 million respectively.

Future scheduled payments on the line of credit and term loan are as follows:

(In thousands)

2015	$8,625
2016	$129,750

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2014:

					($‘000)
Contractual Obligation	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$205	$195	$10	—	—
Operating leases	$23,268	$8,598	$8,409	$3,998	$2,263
Purchase obligations	$31,766	$31,766	—	—	—

Total	$55,239	$40,559	$8,419	$3,998	$2,263

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

Units located at SEEPZ Mumbai and STPI/EOU units have already ceased to enjoy the tax exemption on March 31, 2011, except one SEZ unit located at Mumbai and three more SEZ units located at Mumbai completed the tax holiday period on March 31, 2012 and March 31, 2013 respectively. The Company started an IT SEZ unit in the Syntel Chennai SEZ in the year ended December 31, 2010. The Company has started operation in a KPO SEZ unit and IT SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2011 and September 30, 2011 respectively. One SEZ unit located at Chennai has completed its first five years of 100% exemption as on March 31, 2012. Two IT SEZ unit and one KPO SEZ unit located at Syntel Pune SEZ has completed its first five years of 100% exemption as on March 31, 2013. The Company started operation in a new IT SEZ unit and a new KPO SEZ unit in the Syntel Pune SEZ in the quarter ended June 30, 2013. The Company started operation in a new SEZ unit in the Syntel Chennai SEZ and Syntel Pune SEZ in the quarter ended June 30, 2014 and December 31, 2014 respectively.

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

The benefit of the tax holiday under Indian Income Tax was $43.1 million, $32.2 million and $24.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2014, the Company would accrue taxes of approximately $269.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2014	2013
Balance as at January 1	$30.22	$24.94
Additions based on tax positions related to the current year	11.38	8.51

Reductions for tax positions of prior years	(0.00)	(0.00)
Foreign currency translation effect	(1.13)	(3.23)

Balance as at December 31	$40.47	$30.22
Income taxes paid, see below	(35.86)	(26.37)

Amounts, net of income taxes paid	$4.61	$3.85

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $35.86 million and $26.37 million against the liabilities for unrecognized tax benefits of $40.47 million and $30.22 million, as at December 31, 2014 and 2013, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2014 and December 31, 2013, the Company recognized a tax reversal and tax charge towards interest of approximately $0.44 million and $0.17 million, respectively.

The Company had accrued approximately $1.32 million and $1.39 million for interest and penalties as of December 31, 2014 and December 31, 2013, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.55 million and potential tax disputes of $3.13 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2011 and for state tax examinations for years before 2010. During the year 2014, the Internal Revenue Service (IRS) commenced an examination of the 2012 US Federal Income Tax Return filed by Syntel Inc. and subsidiaries which is closed without any material adjustments.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2009-10 pending at various levels of tax authorities. Financial year 2010-11 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. SGPL is in a position to defend the tax position for the aforesaid year and therefore, no additional provision has been made in the Company’s books.

During the years ended December 31, 2014, 2013 and 2012, the effective income tax rate was 21.7%, 23.1% and 22.7%, respectively.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, relating to the true up of tax provisions, upon the finalization of the tax computation of Syntel Limited, which was finalized after setoff of unabsorbed inter-company expenses. Further, a $0.86 million charge of tax has arisen on account of a tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million relating to the true up of tax provisions, upon the finalization of tax computations for filing Syntel Limited tax returns which computations were finalized upon receiving the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts for such items estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million related to prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $1.58 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.81 million.

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

Syntel Limited has also not provided for disputed Indian income tax liabilities aggregating to $4.78 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.73 million provided for uncertain income tax positions, against which Syntel Limited has filed appeals with the CIT(A). Syntel Limited has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited has been partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by the CIT(A). Syntel Limited and the Income Tax Department appeals are scheduled for hearing on a future date. Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel Limited was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax Department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel Limited and the Income Tax Department did not appeal. Accordingly, Syntel Limited reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax Department has filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal. The Income Tax Department has filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position, and Syntel Limited filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on a future date. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position and Syntel Limited filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel Limited’s contentions. Syntel Limited has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). Syntel Limited and Income Tax Department appeals are scheduled for hearing before ITAT on a future date. For the financial year 2007-08 to 2009-10, the Indian Income Tax Department decided against Syntel Limited in respect to particular tax position and Syntel Limited has filed an appeal with the CIT(A). Syntel Limited received an orders for appeal filed with CIT(A) that upholds Syntel Limited’s contentions. The Income Tax Department has filed a further appeals for the amounts allowed by the CIT(A). The Income Tax Department appeals are scheduled for hearing before ITAT on a future date.

For the financial year 2010-11, the Income Tax Department has raised a new tax dispute on a particular tax position asserted by Syntel Limited. Management has evaluated the tax impact of this tax position for the aforesaid financial year and for the subsequent financial year. As per management estimates, it is more likely than not that the Company is required to make provision for unrecognized tax benefits of $0.86 million for the year ended December 31, 2014 against the tax dispute of $2.2 million. Accordingly, the company has made a provision for unrecognized tax benefits of $0.86 million for the year ended December 31, 2014.

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on April 2, 2015. For the financial year 2007-08 to 2009-10, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). The CIT(A) has not allowed the appeal and Syntel KPO entity has filed further appeal before ITAT. The Syntel appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT(A). During the three months ended September 30, 2012, SIPL has received an order for appeal filed with CIT(A), and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT(A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT(A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on a future date.

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

Further to our reply and information filed earlier, Syntel Limited has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.81 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.81 million.

Syntel Limited has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel Limited. The Company believes that Syntel Limited will be in a position to defend the objections raised, and therefore no provision has been made in the Company’s books.

Syntel Limited regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a nil service tax on export of services. During the quarter ended June 30, 2014, Syntel Limited received orders for a Service Tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a Service Tax refund of $0.32 million and rejected Service Tax refunds of $0.58 million. Syntel Limited filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of Service Taxes. The Service Tax Department has also filed an appeal with the Commissioner of Appeal against the Service Tax refund order. Syntel Limited obtained the views of a tax consultant in this matter and the consultant advised that Syntel Limited is in a strong position to defend the rejections and therefore, no provision has been made in the Company’s books.

A Syntel KPO entity, State Street Syntel Service Pvt. Ltd., regularly files quarterly Service Tax refund applications and claims Service Tax refund of unutilized input of Service Tax on account for the export of services. During the three months ended September 30, 2012, the Company has received Service Tax orders for the rejection of a Service Tax refund for the period April–September 2011 of $0.45 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim for the refund of Service Tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. During the three months ended March 31, 2013 and September 30, 2013, the Syntel KPO entity received a service tax refund for the period October –December 2011 and January 2012–March 2012 of $0.15 million and $0.13 million respectively. During the three months ended December 31, 2013, the Syntel KPO entity received orders for rejection of a service tax refund for the period April –December 2012 of $0.70 million. As per the rejection order, certain conditions prescribed for the purpose of claiming a refund have not been complied with. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the Syntel KPO entity. The Service Tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of Service Tax refund.

During the quarter ended June 30, 2014, the Syntel KPO entity has received orders for a service tax refund for the period January– March 2013 of $0.20 million after rejection of $0.05 million in refunds. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid rejections. During the quarter ended September 30, 2014, the Syntel KPO entity has received Service Tax refund orders for the period April –June 2013 of $0.18 million after rejection of $0.07 million. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid partial rejections.

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

Syntel International Private Limited regularly files service tax returns and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $2.04 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $3.95 million. Interest at 18% per annum is also payable up to the date of payment of the demand.

The Company has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal “CESTAT” and also an application before CESTAT for stay of demand. CESTAT has allowed the Company appeal and set aside the demand and directed to the service tax department for fresh consideration. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Bombay High Court has directed CESTAT to decide the case on its merits rather than directing it to the commissioner for fresh consideration.

The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2014 the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2013, the Company had a local tax liability provision of approximately $4.5 million, equal to $2.9 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $0.88 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of December 31, 2014 of $26.36 million (net of valuation allowance of $0.88) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry of MAT Credit
Amount in US$ (In millions)
2017-18	$0.21
2018-19	$0.28
2019-20	$1.02
2020-21	$3.66

Year of Expiry of MAT Credit
Amount in US$ (In millions)
2021-22	$0.83
2022-23	$6.25
2023-24	$7.41
2024-25	$7.58

Total	$27.24

Less: Valuation allowance	$0.88

Total (net of valuation allowance)	$26.36

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and investments in marketable securities:

	(In thousands)
	December 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$197,708	$178,757
Short-term investments	669,353	490,177

Total	$867,061	$668,934

As at December 31, 2014, the total cash and cash equivalent and short- term investment balance was $867.1 million. Out of the above, an amount of $791.5 million was held by Indian subsidiaries which were comprised of an amount of $258.9 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

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

The currency composition of investment portfolio also impacts the investment income generated by the Company. Investment income generated from Indian rupee denominated investment portfolio is higher than that generated by US dollar denominated investment portfolio. As at December 31, 2014 and December 31, 2013, Company held 61% and 75% of total funds in Indian rupees.

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries, primarily Indian entities, incur most of their expenses in the local currency i.e. Indian rupees. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

During the year ended December 31, 2014, the Indian rupee depreciated against the U.S. dollar, by average, 3.6% as compared to the average rate for the year ended December 31, 2013. This rupee depreciation positively impacted the Company’s gross margin by 73 basis points, operating income by 113 basis points and net income by 102 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 35.7% and 91.6% of the expenses, respectively.

As at December 31, 2014, the Indian rupee depreciated 2.5% against the U.S. dollar, as compared to the rate as at December 31, 2013. The foreign exchange rate fluctuation has resulted in foreign currency translation adjustment of $32.4 million during the year ended December 31, 2014 which has been reported as Other Comprehensive loss which adversely impacted the shareholders equity.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company does not currently anticipate that interest rate risk or foreign currency risk will have a significant impact. In order to limit the exposure to foreign currency rate fluctuations, the Company entered into foreign exchange forward contracts during the year ended December 31, 2014, but these contracts do not have a material impact on the financial statements.

During the year ended December 31, 2014, the Company entered into foreign exchange forward contracts where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material.

No forward contracts were outstanding as on December 31 2014. Net gains on foreign exchange forward included under the heading “Other Income, net” in the Statement of Income amounted to $3.8 million gain for the year ended December 31, 2014.

The Company managed exposure to interest risk by investing in high-quality Indian Mutual Funds, by adhering to policies that limit the amount of credit exposure to any one issuer, by avoiding use of any derivative financial instruments, by entering into foreign exchange forward contracts and option contracts with only financially sound banks that have passed Syntel internal review to hedge no more than 100% of the Company’s India-based entity revenue, and by generally, limiting foreign exchange forward contracts and option contracts to maturities of one to six months. The Company also specifically discloses any net gain or loss on contracts, which are not designated as hedges, under the heading of “Other Income, net” in the Statement of Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 80 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officers (the Chairman of the Board, Chief Executive Officer and Chief Financial Officer),the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). We maintain internal control over financial reporting designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2014 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors” and “Additional information – Section 16 (a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 2, 2015 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	—	—	9,370,286

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	—	—	9,370,286

**	Includes 7,935,008 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 1,435,278 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. There were no related person transactions in 2014.

The information set forth under the section entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2014, 2013 and 2012, and all the quarters of 2014, 2013 and 2012. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit Fees	$482,124	$454,691

Audit - Related Fees	13,723	13,520

Tax Fees	—	—

All Other Fees	56,200	—

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

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2014 and 2013 as required by the Sarbanes-Oxley Act of 2002.

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

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 80 of this Report, which is incorporated herein by reference.

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

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement, filed as an Exhibit to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2012, and incorporated herein by reference.

10.5*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.6*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.18*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.19*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.20*	Employment Agreement, dated July 18, 2014, between the Company and Rajiv Tandon.

10.21*	Employment Agreement, dated August 11, 2014, between the Company and Christopher Mason.

10.22*	Employment Agreement, dated January 13, 2009, between the Company and Srinath Mallya.

10.23	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.24	Credit Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

10.25	Security and Pledge Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8- K dated May 23, 2013, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Nitin Rakesh

Nitin Rakesh Chief Executive Officer, President and Director (principal executive officer)
Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Bharat Desai	Chairman and Director (principal executive officer)	February 27, 2015
Bharat Desai

/S/ Nitin Rakesh	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2015
Nitin Rakesh

/S/ Arvind Godbole Arvind Godbole	Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)	February 27, 2015

/S/ Prashant Ranade	Executive Vice Chairman and Director	February 27, 2015
Prashant Ranade

/S/ Neerja Sethi	Director	February 27, 2015
Neerja Sethi

/S/ Paritosh K. Choksi	Director	February 27, 2015
Paritosh K. Choksi

/S/ George Mrkonic	Director	February 27, 2015
George Mrkonic

/S/ Thomas Doke	Director	February 27, 2015
Thomas Doke

/S/ Rajesh Mashruwala	Director	February 27, 2015
Rajesh Mashruwala

/S/ Vinod Sahney	Director	February 27, 2015
Vinod Sahney

Index to Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31,2014 and 2013 and for each of the years in the three-year period ended December 31, 2014	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 27, 2015

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$197,708	$178,757
Short-term investments	669,353	490,177
Accounts receivable, net of allowance for doubtful accounts of $703 and $2,022 at December 31, 2014 and 2013, respectively	111,993	101,974
Revenue earned in excess of billings	27,493	22,275
Deferred income taxes and other current assets	56,930	49,929

Total current assets	1,063,477	843,112

Property and equipment	210,206	198,687
Less accumulated depreciation and amortization	101,155	89,082

Property and equipment, net	109,051	109,605

Goodwill	906	906
Non-current term deposits with banks	105	163
Deferred income taxes and other non-current assets	50,476	43,390

TOTAL ASSETS	$1,224,015	$997,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$9,323	$9,947
Accrued payroll and related costs	60,765	56,308
Income taxes payable	23,781	19,224
Accrued liabilities	24,250	26,714
Deferred revenue	3,266	4,729
Loans and borrowings	8,852	7,363

Total current liabilities	130,237	124,285

Other non-current liabilities	16,198	11,970
Non-current loans and borrowings	129,750	138,375

TOTAL LIABILITIES	276,185	274,630
Commitments and contingencies ( See Note 13 )

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 100,000,000 shares authorized; 83,741,918 and 83,514,036 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
Restricted stock, 564,314 and 501,292 shares issued and outstanding at December 31, 2014 and 2013, respectively	30,935	23,450
Additional paid-in capital	67,422	67,422
Accumulated other comprehensive loss	(186,244)	(154,303)
Retained earnings	1,035,716	785,976

Total shareholders’ equity	947,830	722,546

Total liabilities and shareholders’ equity	$1,224,015	$997,176

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Net revenues	$911,429	$824,765	$723,903

Cost of revenues	533,862	460,576	408,919

Gross profit	377,567	364,189	314,984

Selling, general and administrative expenses	109,217	96,587	103,044

Income from operations	268,350	267,602	211,940

Other income, net	50,523	18,220	27,988

Income before provision for income taxes	318,873	285,822	239,928

Income tax expense	69,133	66,164	54,385

Net income	$249,740	$219,658	$185,543

Other comprehensive loss
Foreign currency translation adjustments	$(32,381)	$(64,641)	$(11,910)
Gains (losses) on derivatives:
Gains (losses) arising during period on net investment hedges	724	(6,796)	(1,558)

Unrealized gains on securities:

Unrealized holding gains arising during period	5,777	5,460	916
Reclassification adjustment for gains included in net income	(4,555)	(942)	(269)

	1,222	4,518	647
Defined benefit pension plans:

Net profit (loss) arising during period	(1,147)	280	(1,051)
Amortization of prior service cost included in net periodic pension cost	29	146	32

	(1,118)	426	(1,019)

Other comprehensive loss, before tax	(31,553)	(66,493)	(13,840)
Income tax benefits (expenses) related to other comprehensive loss	(388)	(1,677)	141

Other comprehensive loss, net of tax	(31,941)	(68,170)	(13,699)

Comprehensive income	$217,799	$151,488	$171,844

Dividend per share	$0.00	$0.00	$1.25

EARNINGS PER SHARE:

Basic	$2.98	$2.63	$2.23

Diluted	$2.97	$2.62	$2.22

Weighted average common shares outstanding:

Basic	83,785	83,582	83,394

Diluted	83,971	83,764	83,586

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balance, January 1, 2012	83,142	$1	487	$13,692	$67,422	$484,508	$(72,434)	$493,189

Net income						185,543		185,543
Other comprehensive loss, net of tax							(13,699)	(13,699)

Excess tax benefits on stock-based compensation plans				645				645

Restricted stock activity	178		35	3,725				3,725

Dividends $1.25 per share						(103,733)		(103,733)

Balance, December 31, 2012	83,320	$1	522	$18,062	$67,422	$566,318	$(86,133)	$565,670

Net income						219,658		219,658
Other comprehensive loss, net of tax							(68,170)	(68,170)

Excess tax benefits on stock-based compensation plans				656				656

Restricted stock activity	194		(21)	4,732				4,732

Dividends $0.00 per share						—		—

Balance, December 31, 2013	83,514	$1	501	$23,450	$67,422	$785,976	$(154,303)	$722,546

Net income						249,740		249,740
Other comprehensive loss, net of tax							(31,941)	(31,941)

Excess tax benefits on stock-based compensation plans				1,028				1028

Restricted stock activity	228		63	6,457				6,457

Dividends $0.00 per share

Balance, December 31, 2014	83,742	$1	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2014	2013	2012

Cash flows from operating activities:

Net income	$249,740	$219,658	$185,543

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,142	14,474	14,445
Provision for doubtful debts / advances (recoveries)	(357)	272	1,101
Realized gains on sales of short-term investments	(14,619)	(3,600)	(3,012)
Deferred income taxes	(5,625)	(5,827)	(1,343)
Compensation expense related to restricted stock	6,457	4,732	3,725
Gain on sale of property and equipment	(44)	—	(977)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(25,677)	(41,783)	(10,065)
Other current assets	(7,392)	(16,834)	(15,751)
Accounts payable, accrued payroll and other liabilities	16,289	28,698	19,742
Deferred revenues	(1,514)	176	(4,720)

Net cash provided by operating activities	233,400	199,966	188,688

Cash flows from investing activities:

Property and equipment expenditures	(19,218)	(20,495)	(32,255)
Proceeds from sale of property and equipment	66	46	1,445
Purchases of mutual funds	(349,791)	(294,010)	(270,685)
Purchases of term deposits with banks	(583,341)	(395,589)	(277,116)
Proceeds from sales of mutual funds	305,298	200,836	238,604
Maturities of term deposits with banks	445,717	288,719	194,873

Net cash used in investing activities	(201,269)	(220,493)	(145,134)

Cash flows from financing activities:
Excess tax benefits on stock-based compensation plans	1,028	656	645
Repayment of loans and borrowings	(7,125)	(54,500)	—
Proceeds from loans and borrowings	—	150,000	50,000
Interest on loans and borrowings	—	—	29
Dividends paid	—	—	(106,231)

Net cash provided by (used in) financing activities	(6,097)	96,156	(55,557)

Effect of foreign currency exchange rate changes on cash	(7,083)	8,506	1,997

Change in cash and cash equivalents	18,951	84,135	(10,006)
Cash and cash equivalents, beginning of year	178,757	94,622	104,628

Cash and cash equivalents, end of year	$197,708	$178,757	$94,622

Non cash investing and financing activities

Supplemental disclosures of cash flow information

Cash paid for income taxes	$73,039	$62,967	$48,596
Cash paid for interest	2,291	1,601	—

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business

Syntel, Inc. and subsidiaries (individually and collectively “Syntel” or the “Company”) provide information technology services such as programming, systems integration, outsourcing and overall project management. The Company provides services to customers primarily in the banking and financial services, insurance, healthcare and life sciences, manufacturing, and retail, logistics and telecom industries. Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, investments, transaction processing, capital markets, and card and payment services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by several significant changes in the industry. We help our customers adapt to market changes by providing technology-based industry-specific solutions. In addition to application services, the services increasingly in demand in this segment include testing, Business Intelligence (BI), IT Infrastructure Management Services (IMS), Knowledge Process Outsourcing (KPO), Social, Mobile, Analytics and Cloud (SMAC) technologies, Enterprise Resource Planning (ERP), and business and technology consulting.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies, including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: migration to the International Classification of Diseases (ICD–10) standard, wider use of Electronic Health Records (EHR) and increasing prevalence of healthcare banking. We also partner with clients to enable their systems and processes to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

In the life sciences category, we partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, sales and marketing) as well as regulatory and administrative functions. Among our services most often in demand are testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as: policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social media and mobile technologies. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services most in demand in this segment include testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

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

Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. These trends are driving demand for offerings such as Enterprise Application Services (EAS), Enterprise Information Management (EIM), SMAC technologies. Our services most in demand in this sector include testing, BI, IMS, KPO, Cloud, ERP, and business and technology consulting.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Services in high demand in the retail sector include business and technology consulting, eCommerce, Enterprise Application

Services (EAS), systems integration, testing, KPO and Enterprise Information Management (EIM). We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies, providing solutions such as Customer Relationship Management (CRM) and EIM.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for logistics clients include Supply Chain Management (SCM), sales and operations planning mobility, Point of Sale (POS) testing, Multi-Channel, customer and retail store analytics.

In Telecom, we help our clients address important changes in the telecom industry, such as the transition to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction.

In the Retail, Logistics and Telecom segment our services most in demand include testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Limited, an Indian limited liability company (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company (“Syntel Europe”);

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company (“Syntel Mauritius”);

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability Company (“SWML”); and

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company.

The wholly owned subsidiaries of Syntel Europe are:

•	Intellisourcing, SARL, a French limited liability company.

•	Syntel Solutions BV, a Netherlands limited liability company.

•	Syntel Switzerland GmbH, a Switzerland limited liability company

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel Mauritius are:

•	Syntel International Private Limited, an Indian limited liability company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability Company (“Syntel Singapore”);

The wholly owned subsidiary of Syntel Singapore is:

•	Syntel Infotech, Inc., a Philippines corporation.

Revenue recognition

The Company recognizes revenues from time-and-materials contracts as the services are performed.

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

Revenue on fixed price applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

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

Derivative instruments

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and US dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in other income, net, unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company does not currently anticipate that foreign currency risk will have a significant impact on the financial statements. In order to limit the fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enter into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on US dollar denominated assets, primarily comprised of receivables from the parent (Syntel, Inc.), other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in US dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the year ended December 31, 2014, the Company entered into foreign exchange forward contracts with a notional amount of $160.0 million with maturity dates of one to six months. During the year ended December 31, 2014, contracts amounting to $160.0 million expired resulting in a gain of $4.56 million, which is recorded in comprehensive income. At December 31, 2014, no foreign exchange forward contracts were outstanding.

During the year ended December 31, 2013, the Company entered into foreign exchange forward contracts with a notional amount of $341.0 million with maturity dates of one to seven months. During the year ended December 31, 2013, contracts amounting to $341.0 million expired resulting in a loss of $18.05 million. The loss for the direct customer related contracts is $11.26 million, which is recorded as an offset to other income, and loss for the intercompany related contracts is $6.79 million which is recorded in other comprehensive loss. At December 31, 2013, no foreign exchange forward contracts were outstanding.

During the year ended December 31, 2012, the Company entered into foreign exchange forward contracts with a notional amount of $255.0 million with maturity dates of one to four months. During the year ended December 31, 2012, contracts amounting to $315.0 million expired resulting in a loss of $4.37 million. The loss for the direct customer related contracts is $2.81 million, which is recorded as an offset to other income and loss for the intercompany related contracts is $1.56 million which is recorded in other comprehensive loss. At December 31, 2012, no foreign exchange forward contracts were outstanding.

No forward contracts were outstanding as of December 31, 2014 and December 31, 2013 respectively.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending December 31, 2014, 2013 and 2012.

Gains (Losses) on derivatives

	2014		2013	2012
	(In thousands)

Gains/(losses) recognized in other comprehensive income (loss)	$724	*	$(6,796)	$(1,558)

*	For and up to three months ended March 31, 2014

The following table presents the net gains (losses) recorded in other income relating to the foreign exchange contracts not designated as hedges for the periods ending December 31, 2014, 2013 and 2012.

Gains (Losses) recognized in other income, net:

	2014	2013	2012
	(In thousands)

Gains/(Losses) recognized in other income, net	$3,836	$(11,258)	$(2,815)

Change in Accumulated other comprehensive income (loss) by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2014 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)

Other comprehensive income (loss) before reclassifications	(28,994)	3,853	(758)	(25,899)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,061)	19	(3,042)
Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income (loss)	$(31,994)	$792	$(739)	$(31,941)

Ending balance	$(189,410)	$4,600	$(1,434)	$(186,244)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in current year	Other income	$(4,555)	$1,494	$(3,061)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$29	$(10)	$19

The change in balances of accumulated comprehensive loss for the year ended December 31, 2013 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Beginning balance	$(85,979)	$846	$(1000)	$(86,133)

Other comprehensive income (loss) before reclassifications	(71,437)	3,660	186	(67,591)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(698)	119	(579)

Net current-period other comprehensive income (loss)	$(71,437)	$2,962	$305	$(68,170)

Ending balance	$(157,416)	$3,808	$(695)	$(154,303)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 is as follows:

(In thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in the current year	Other income	$(942)	$244	$(698)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$146	$(27)	$119

The change in balances of accumulated comprehensive income (loss) for the year ended December 31, 2012 is as follows:

(In thousands)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)

Beginning balance	$(72,511)	$164	$(87)	$(72,434)

Other comprehensive income (loss) before reclassifications	(13,468)	776	(939)	(13,631)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(94)	26	(68)

Net current-period other comprehensive income (loss)	$(13,468)	$682	$(913)	$(13,699)

Ending balance	$(85,979)	$846	$(1,000)	$(86,133)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2012 is as follows:

(In thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(269)	$175	$(94)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$32	$(6)	$26

Other income, net

Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other comprehensive loss

The other comprehensive loss consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the year ended December 31, 2014, 2013 and 2012, the other comprehensive loss amounts to $31.9 million, $68.2 million and $13.7 million, respectively, primarily attributable to the foreign currency translation loss adjustments of $32.4 million (which includes an out-of-period adjustment of $3.0 million, which related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts), $64.7 million and $11.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Tax on other comprehensive loss

Total (taxes) benefit on other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(In thousands)
(Tax) benefit on Foreign currency translation adjustments	$(337)	$—	$—
(Taxes) benefit on unrealized gains (losses) on securities	(430)	(1,556)	35
(Tax) benefit on defined benefit pension plans	379	(121)	106

Total (taxes) benefit on other comprehensive income (loss)	$(388)	$(1,677)	$141

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2014 and December 31, 2013, approximately $30.3 million and $33.2 million, respectively, are held in JPMorgan Chase Bank NA through a sweep account. At December 31, 2014, approximately $11.44 million are held in Bank of America. Term deposits with original maturity of three months or less held with Punjab National Bank were $10.0 million and $29.8 million as at year end December 31, 2014 and 2013, respectively. Term deposits with original maturity of three months or less held with Bank of India were $3.0 million and $ Nil as at year end December 31, 2014 and 2013, respectively. The remaining amounts of cash and cash equivalents of $143.0 million were held in bank and fixed deposits with various banking and financial institutions.

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

During the year, the Company has short-term investments in Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities and are reported at cost. As at December 31, 2014 and December 31, 2013, the Company’s Indian subsidiaries invested $15.89 million and $ Nil respectively, in FMPs of mutual funds.

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $466.6 million and $340.3 million at December 31, 2014 and 2013, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2014 and 2013 non-current term deposits with banks were at $ 0.11 million and $0.16 million, respectively. Term deposits with banks include restricted deposits of $ 0.53 million and $ 0.41 million as at December 31, 2014 and December 31, 2013 respectively, placed as security towards performance guarantees issued by the company’s bankers on the Company’s behalf.

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives as follows:

Years
Office building	30
Residential property	20
Computer equipment and software	3
Furniture, fixtures and other equipment	5-7
Vehicles	3-5
Leasehold improvements	Shorter of economic life or life of lease
Leasehold land	Shorter of economic life or life of lease

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $16.2 million, $14.5 million and $14.4 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2014 and 2013.

Goodwill

During the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments. The company reassigned goodwill to the new reportable segment Healthcare and Life Sciences. In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2014 or 2013. The Company evaluated goodwill for impairment in the third quarter of each of 2014 and 2013.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method and potential tax liabilities and bonus accrual. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, which related to the true up of tax provisions, pursuant to finalization of the tax computation of Syntel Limited, which had arisen on account of setoff of inter units’ unabsorbed expenses. Further, a $0.86 million tax charge has arisen on account of a particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII”) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of the tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City income tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of comprehensive income. During the year ended December 31, 2014, 2013 and 2012, foreign exchange gain of $10.7 million and $9.0 million and $1.3 million was included in selling, general and administrative expenses, respectively. Foreign exchange gain for the year ended December 31, 2014 includes an out-of-period adjustment of $3.0 million related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts, which had previously been reported as other comprehensive income (loss).

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

During 2014, the Company’s Board of Directors authorized a two-for-one stock split of its outstanding common shares. On November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split.

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

The gross charge for unutilized earned leave was $5.4 million, $5.1 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The amounts accrued for unutilized earned leave were $21.5 million and $19.1 million as of December 31, 2014 and 2013, respectively, and are included within accrued payroll and related costs.

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

3.	Short-Term Investments

Short-term investments included the following at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Investments in mutual funds at fair value	$186,842	$149,828

Term deposits with banks	466,625	340,349

Fixed Maturity Plans (FMPs) of mutual funds, at cost	15,886	—

Total	$669,353	$490,177

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)

Cost	$180,143	$144,353	$59,598

Unrealized gain, net	6,699	5,475	948

Fair value	$186,842	$149,828	$60,546

Gross realized gains	$14,619	$3,600	$3,012
Proceeds on sales of mutual funds	305,298	200,836	238,604

Purchases of mutual funds	349,791	294,010	270,685

Held to maturity securities

Investments in held-to-maturity securities of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
	(In thousands)
Aggregate fair value of the investment	$16,612	—	—
Less: Gross unrecognized holding gain	726	—	—
Net carrying amount	$15,886	—	—

Information related to investments in term deposits with banks included the following for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)

Cost	$466,625	$340,349	$266,107

Maturities of term deposits	$445,717	$288,719	$194,873
Purchases of term deposits	583,341	395,589	277,116

4.	Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2014 and 2013 is summarized as follows:

	2014	2013
	(In thousands)
Unbilled revenue for time-and-materials projects	$16,408	$12,708
Unbilled revenue for fixed-price projects, net of discounts	11,085	9,567

	$27,493	$22,275

Deferred revenue at December 31, 2014 and 2013 is summarized as follows:

	2014	2013
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$1,501	$3,523
Other deferred revenue	1,765	1,206

	$3,266	$4,729

5.	Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
	(In thousands)

Balance, beginning of year	$2,022	$2,168	$2,407
Provision	—	53	1,014
Write-offs, net of recoveries	(1,319)	(199)	(1,253)

Balance, end of year	$703	$2,022	$2,168

6. Property and Equipment

Property and equipment at December 31, 2014 and 2013 is summarized as follows:	2014	2013
	(In thousands)
Office building	$57,714	$53,543
Computer equipment and software	54,018	50,831
Furniture, fixtures and other equipment	69,365	64,359
Vehicles	1,857	1,685
Leasehold improvements	7,579	8,421
Leasehold land	4,997	5,122
Residential property	1,709	785
Capital advances / work in progress	12,967	13,941

	210,206	198,687
Less accumulated depreciation and amortization	101,155	89,082

	$109,051	$109,605

7. Line of Credit and Term Loan

As at December 31, 2012, the Company had a line of credit with JPMorgan Chase Bank NA, which provided for borrowings up to $50.0 million and a maturity date of December 31, 2013. The interest was payable to the bank on the outstanding and unpaid principal amount of each Commercial Bank Floating Rate advance at the Commercial Bank Floating Rate plus the applicable margin and each LIBOR rate advance at the adjusted LIBOR rate of 1.71% at December 31, 2012.

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

As of December 31, 2014, the interest rate was 1.482900 % for the three year revolving credit facility and was 1.732900 % for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximate their reported value as of December 31, 2014, as it reflects the current market value.

Principal payments on the term loan are due every quarter and during the year ended December 31, 2014, principal payments of $7.13 million were made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of December 31, 2014, the Company was in compliance with all debt covenants.

As at December 31, 2014 the outstanding balance of term loan and line of credit including interest was $90.14 million and $48.46 million, respectively.

Future scheduled payments on the line of credit and term loan are as follows:

(In thousands)

2015	$8,625
2016	$129,750

8. Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2014 are as follows:

(In thousands)
2015	8,598
2016	4,921
2017	3,488
2018	2,546
2019	1,452
Thereafter	2,263

$23,268

Total rent expense amounted to approximately $10.5 million, $9.4 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Capital Lease

During 2011, the Company acquired leasehold improvements under capital lease. Future minimum annual lease commitments under capital leases as of December 31, 2014 are as follows:

(In thousands)
2015	$195
2016	10
2017	—
2018	—
2019	—

$205
Less: Amount representing interest	15

Present value of minimum lease payments	190
Less: Current installments of obligations under capital leases	184

$6

Leasehold improvements under capital lease amounted to $0.94 million and $0.96 million, recorded under property and equipment, as at December 31, 2014 and December 31, 2013, respectively. Accumulated depreciation on the capital lease amounted to $0.53 million and $0.40 million, as at December 31, 2014 and December 31, 2013, respectively. Depreciation expense under capital lease amounted to approximately $0.14 million for the year ended December 31, 2014, $0.14 for the year ended December 31, 2013 and $0.16 for the year ended December 31, 2012.

The capital lease liability of $0.21 million has been recorded under current liability and noncurrent liability, for $0.18 million and $0.03 million, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	(In thousands)

U.S.	$23,966	$26,815	$16,453

Foreign	294,907	259,007	223,475

	$318,873	$285,822	$239,928

Income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
	(In thousands)
Current:

Federal	$8,904	$8,932	$5,913

State	1,686	1,609	1,064

City	281	268	—

Foreign	65,187	61,182	54,419

Total current provision	76,058	71,991	61,396

Deferred:
Federal	(1,328)	(3)	(422)

State	(245)	—	(77)

City	(41)	—	—

Foreign	(5,311)	(5,824)	(6,512)

Total deferred (benefit)	(6,925)	(5,827)	(7,011)

Total provision for income taxes	$69,133	$66,164	$54,385

The components of net deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)

Deferred tax assets
Valuation allowance	$(2,616)	$—
Carry-forward losses of subsidiaries	364	9
Minimum alternate tax credit of subsidiaries	27,233	20,457
Property, plant and equipment	344	801
Accrued expenses and allowances	12,071	8,893

Total deferred tax assets	37,396	30,160

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(2,307)	(1,872)

Total deferred tax liabilities	(4,033)	(3,598)

Net deferred tax assets	$33,363	$26,562

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2014	2013
	(In thousands)

Deferred tax asset, current	$6,478	$4,090
Deferred tax asset, non-current	26,885	22,472

	$33,363	$26,562

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

Units located at SEZ Mumbai and STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011, except that one SEZ unit located at Mumbai and three more SEZ units located at Mumbai completed the tax holiday period on March 31, 2012 and March 31, 2013, respectively. The Company started an IT SEZ unit in the Syntel Chennai SEZ in the year ended December 31, 2010. The Company started operation in a KPO SEZ unit and IT SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2011 and September 30, 2011, respectively. One SEZ unit located at Chennai completed its first five years of 100% exemption as on March 31, 2012. Two IT SEZ units and one KPO SEZ unit located at Syntel Pune SEZ completed their first five years of 100% exemption as on March 31, 2013. The Company started operation in a new IT SEZ unit and a new KPO SEZ unit in the Syntel Pune SEZ in the quarter ended June 30, 2013. The Company started operation in a new SEZ unit in the Syntel Chennai SEZ and Syntel Pune SEZ during the quarters ended June 30, 2014 and December 31, 2014, respectively.

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

The benefit of the tax holiday under Indian Income Tax was $43.1 million, $32.2 million and $24.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2014, the Company would accrue taxes of approximately $269.6 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U.S. Federal income tax rate of 35% for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal Benefit	0.2%	0.3%	0.2%
City taxes	0.1%	—	—
Foreign effective tax rates different from U.S. Statutory Rate	(14.2%)	(11.7%)	(12.4%)
Tax reserves	(0.1%)	0.0%	(0.1%)
Prior Year state tax payment	0.0%	0.2%	0.0%
Valuation Allowance	0.7%	(0.1)%	0.0%
Tax on India Entity related cost	0.0%	(0.6)%	0.0%

Effective income tax rate	21.7%	23.1%	22.7%

During the year ended December 31, 2014, 2013 and 2012, the effective income tax rates were 21.7%, 23.1% and 22.7%, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2014	2013
Balance as at January 1	$30.22	$24.94
Additions based on tax positions related to the current year	11.38	8.51

Reductions for tax positions of prior years	(0.00)	(0.00)
Foreign currency translation effect	(1.13)	(3.23)

Balance as at December 31	$40.47	$30.22
Income taxes paid, see below	(35.86)	(26.37)

Amounts, net of income taxes paid	$4.61	$3.85

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $35.86 million and $26.37 million against the liabilities for unrecognized tax benefits of $40.47 million and $30.22 million, as at December 31, 2014 and 2013, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2014 and December 31, 2013, the Company recognized a tax reversal and tax charge towards interest of approximately $0.44 million and $0.17 million, respectively.

The Company had accrued approximately $1.32 million and $1.39 million for interest and penalties as of December 31, 2014 and December 31, 2013, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.55 million and potential tax disputes of $3.13 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2011 and for state tax examinations for years before 2010. During 2014, the Internal Revenue Service (IRS) commenced an examination of the 2012 US Federal Income tax return filed by Syntel Inc. and subsidiaries, which is closed without any material adjustments.

Syntel Limited, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2009-10 pending at various levels of tax authorities. Financial year 2010-11 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel Limited for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. SGPL is in a position to defend the tax position for the aforesaid year and therefore, no additional provision has been made in the Company’s books.

During the years ended December 31, 2014, 2013 and 2012, the effective income tax rate was 21.7%, 23.1% and 22.7%, respectively.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, relating to the true up of tax provisions, upon the finalization of the tax computation of Syntel Limited, which was finalized after setoff of unabsorbed inter-company expenses. Further, a $0.86 million tax charge has arisen on account of a particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million relating to the true up of tax provisions, upon the finalization of the tax computation for filing Syntel limited tax returns, which computations were finalized upon receiving the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts for such items estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City income tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million related to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Syntel Limited has not provided for disputed Indian income tax liabilities amounting to $1.58 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.81 million.

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

Syntel Limited has also not provided for disputed Indian income tax liabilities aggregating to $4.78 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.73 million provided for uncertain income tax positions, against which Syntel Limited has filed appeals with the CIT(A). Syntel Limited has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel Limited has been partially upheld. Syntel Limited has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel Limited by the CIT(A). Syntel Limited and the Income Tax Department appeals are scheduled for hearing on a future date. Syntel Limited has obtained opinions from independent legal counsels, which support Syntel Limited’s stand in this matter.

For the financial year 2004-05, the appeal of Syntel Limited was fully allowed by the CIT(A). The Income Tax Department filed a further appeal with the ITAT for the amounts allowed by the CIT(A) except with regard to one item. The Income Tax Department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which CIT(A) granted relief to Syntel Limited and the Income Tax Department did not appeal. Accordingly, Syntel Limited reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Income Tax Department has filed further appeal before the Bombay High Court. The Bombay High Court has dismissed the Income Tax Department Appeal. The Income Tax Department has filed a Special Leave petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position, and Syntel Limited filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on a future date. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel Limited with respect to a particular tax position and Syntel Limited filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel Limited’s contentions. Syntel Limited has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). Syntel Limited and Income Tax Department appeals are scheduled for hearing before ITAT on a future date. For the financial year 2007-08 to 2009-10, the Indian Income Tax Department decided against Syntel Limited in respect to a particular tax position and Syntel Limited has filed an appeal with the CIT(A). Syntel Limited received an order for appeal filed with CIT(A) that upholds Syntel Limited’s contentions. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on a future date.

For the financial year 2010-11, the Income Tax Department has raised a new tax dispute on a particular tax position asserted by Syntel Limited. The Company’s management has evaluated the tax impact of this tax position for the aforesaid financial year and for the subsequent financial year. As per management estimates, it is more likely than not that the Company will be required to make a provision for unrecognized tax benefits of $0.86 million for the year ended December 31, 2014 against the tax dispute of $2.2 million. Accordingly, the Company has made a provision for unrecognized tax benefits of $0.86 million for the year ended December 31, 2014.

For the financial year 2006-07, the Indian Income Tax Department decided against the Syntel KPO entity in respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on April 2, 2015. For the financial year 2007-08 to 2009-10, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity has filed an appeal with the CIT(A). The CIT(A) has not allowed the appeal and the Syntel KPO entity has filed a further appeal before ITAT. The Syntel appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT(A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT(A), and the contention of SIPL was fully upheld. The Income Tax Department filed a further appeal to the ITAT for the amounts allowed by the CIT(A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT(A) and recent High Court orders, SIPL reviewed its Uncertain Tax Position of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). The Income Tax Department appeal is scheduled for hearing before ITAT on a future date.

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

Further to our reply and information filed earlier, Syntel Limited has received a letter dated July 13, 2011 from the DC, indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.81 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.81 million.

Syntel Limited has obtained the views of a tax consultant in this matter and has filed an appropriate reply to the audit observations. The letter does not constitute any demand against Syntel Limited. The Company believes that Syntel Limited will be in a position to defend the objections raised, and therefore no provision has been made in the Company’s books.

Syntel Limited regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a nil service tax on export of services. During the quarter ended June 30, 2014, Syntel Limited received orders for a Service Tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a Service Tax refund of $0.32 million and rejected Service Tax refunds of $0.58 million. Syntel Limited filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of Service Taxes. The Service Tax Department has also filed an appeal with the Commissioner of Appeal against the Service Tax refund order. Syntel Limited obtained the views of a tax consultant in this matter and the consultant advised that Syntel Limited is in a strong position to defend the rejections and therefore, no provision has been made in the Company’s books.

A Syntel KPO entity, State Street Syntel Service Pvt. Ltd., regularly files quarterly Service Tax refund applications and claims Service Tax refund of unutilized input of Service Tax on account for the export of services. During the three months ended September 30, 2012, the Company has received Service Tax orders for the rejection of a Service Tax refund for the period April–September 2011 of $0.45 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim for the refund of Service Tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. During the three months ended March 31, 2013 and September 30, 2013, the Syntel KPO entity received a service tax refund for the period October–December 2011 and January 2012–March 2012 of $0.15 million and $0.13 million respectively. During the three months ended December 31, 2013, the Syntel KPO entity received Service Tax orders for rejection of a service tax refund for the period April–December 2012 of $0.70 million. As per the rejection order, certain conditions prescribed for the purpose of claiming a refund have not been complied with. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the Syntel KPO entity. The Service Tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of Service Tax refund.

During the quarter ended June 30, 2014, the Syntel KPO entity has received orders for service tax refund for the period January–March 2013 of $0.20 million after rejection of $0.05 million in refunds. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid rejections. During the quarter ended September 30, 2014, the Syntel KPO entity has received orders for service tax refund for the period April–June 2013 of $0.18 million after rejection of $0.07 million. The Syntel KPO entity has filed appeals before the Commissioner of Appeal against the aforesaid partial rejections.

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

Syntel International Private Limited regularly files service tax returns and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $2.04 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $3.95 million. Interest at 18% per annum is also payable up to the date of payment of the demand.

The Company has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal “CESTAT” and also an application before CESTAT for stay of demand. CESTAT has allowed the Company appeal and set aside the demand and directed to the service tax department for fresh consideration. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Bombay High Court has directed CESTAT to decide the case on its merits rather than directing it to the commissioner for fresh consideration.

The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2014 the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2013, the Company had a local tax liability provision of approximately $4.5 million, equal to $2.9 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $0.88 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of December 31, 2014 of $26.36 million (net of valuation allowance of $0.88) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry of MAT Credit
Amount in US$ (In millions)
2017-18	$0.21
2018-19	$0.28
2019-20	$1.02
2020-21	$3.66
2021-22	$0.83
2022-23	$6.25
2023-24	$7.41
2024-25	$7.58

Total	$27.24

Less: Valuation allowance	$0.88
Total (net of valuation allowance)	$26.36

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 is as follows:

The number of shares and per share amounts for the prior periods presented have been retroactively restated to reflect the 2014 stock split.

	2014		2013		2012
	Weighted- Average Shares Out- standing	Per Share	Weighted- Average Shares Out- standing	Per Share	Weighted- Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	83,785	$2.98	83,582	$2.63	83,394	$2.23
Potential dilutive effect of stock options	186	(0.01)	182	(0.01)	192	(0.01)

Diluted earnings per share	83,971	$2.97	83,764	$2.62	83,586	$2.22

11. Dividends

The Company has not declared or paid any dividend in 2014 or 2013. The Company had paid quarterly cash dividends of $0.03 per share (adjusted for the effects of the 2014 stock split) during 2012. In addition, the Board of Directors declared and paid a special cash dividend of $1.13 per share (adjusted for the effects of the 2014 stock split) during 2012. Per share cash dividends (adjusted for the effects of the 2014 stock split) paid in 2012 were $1.28.

12. Stock Compensation Plans

Share-Based Compensation

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of 16 million shares of Common Stock (adjusted to account for the 2014 stock split) were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the years ended December 31, 2014, 2013 and 2012 was $6.5 million, $4.7 million and $3.7 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the year ended December 31, 2011 and 2010, the Company issued restricted stock awards of 182,728 and 418,716 (adjusted to account for the 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

On different dates during the year ended December 31, 2014, December 31, 2013 and 2012, the Company issued restricted stock awards of 293,904, 187,056 and 217,656 (adjusted to account for the 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

Year Ended December 31,	2014	2013	2012
Cost of revenues	$2,139	$1,443	$1,167
Selling, general and administrative expenses	4,318	3,289	2,558

	$6,457	$4,732	$3,725

No Cash was received from option exercises under all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the activity for restricted stock awards granted under our stock-based compensation plans as of December 31, 2014, 2013 and 2012 respectively and changes during the years then ended is presented below, appropriately adjusted, to reflect the 2014 stock split:

	2014		2013		2012
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	501,292	$28.64	521,716	$23.25	486,880	$19.01
Granted	293,904	$42.79	187,056	$36.53	217,656	$28.72
Vested	(227,882)	$25.03	(194,480)	$22.07	(176,880)	$18.75
Forfeited	(3,000)	$44.90	(13,000)	$24.10	(5,940)	$10.74

Unvested at December 31	564,314	$37.37	501,292	$28.64	521,716	$23.25

As of December 31, 2014, $17.8 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.

13. Commitments and Contingencies

As of December 31, 2014 and December 31, 2013, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $31.8 million and $36.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2014, the Company has recorded a $0.35 million as an accrual towards liability for a customer claim related contingency. The accrual related to litigation at December 31, 2013 and 2012 was $ nil.

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $17,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2014, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $4.7 million, $3.30 million and $3.70 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $12.1 million and $8.9 million as of December 31, 2014 and 2013, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $3.1 million, $2.9 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s balance sheets and statements of comprehensive income.

	(In thousands)
	2014	2013
Accumulated benefit obligation	$6,026	$4,334
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$8,919	$8,217
Service cost	2,063	1,993
Interest cost	1,002	817
Actuarial loss/(gain)	1,165	(365)
Adjustments due to transfer of employees within the group.	(3)	—
Benefits paid	(814)	(703)
Effect of exchange rate changes	(275)	(1,040)

Projected benefit obligation at end of the year	$12,057	$8,919

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	$553	$508
Provision for gratuity (included in non-current liabilities)	7,934	5,752

	$8,487	$6,260

As of December 31, 2014 and December 31, 2013 amounts in accumulated other comprehensive loss:
Net actuarial loss	$1,461	$319
Net prior service cost	168	201

Total accumulated other comprehensive loss	$1,629	$520

Expected amortization out of comprehensive income in 2015 is $0.07 million.

Reconciliation of net amount recognized
Net amount recognized as at beginning of the period	$(8,919)	$(8,217)
Company contributions	814	703
Net periodic benefit cost for the period	(3,094)	(2,862)
Amount recognized in accumulated other comprehensive loss	(1,165)	397
Adjustments on account of employees transferred	32	20
Foreign currency translation adjustment	275	1,040

Net amount recognized as at end of the period	(12,057)	(8,919)
Funded status of the plans	—	—

Accrued benefit cost	$(12,057)	$(8,919)

The components of net gratuity costs are reflected below:
Service cost	$2,063	$1,992
Interest cost	1,002	817
Amortization of transition obligation	33	30
Amortization of net actuarial (gain)/loss	(3)	23

	$3,095	$2,862

Weighted-average assumptions used to determine benefit obligations:

	2014	2013
Discount rate	8.65% per annum.	9.55% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years & 7% thereafter	11% per annum for first year, 10% for next five years & 7% thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2014	2013
Discount rate	8.65% per annum	9.55% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years & 7% thereafter	11% per annum for first year, 10% for next five years & 7% thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

For the year ended December 31,	Expected contribution
(In thousands)
2015	$1,355
2016	1,628
2017	1,917
2018	2,214
2019	2,543
2020–2025	12,812

15. Segment Reporting

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its years ended December 31, 2013 and December 31, 2012 segment figures presented below to conform to the year ended December 31, 2014 presentation.

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

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, investments, transaction processing, capital markets, and cards and payments services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by several significant changes in the industry. We help our customers adapt to market changes by providing technology-based, industry-specific solutions. In addition to application services, the services increasingly in demand in this segment include testing, BI, IMS, KPO, SMAC technologies, ERP, and business and technology consulting.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies, including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: migration to the ICD–10 standard, wider use of EHR and increasing prevalence of healthcare banking. We also partner with clients to enable their systems and processes to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

In the life sciences category, we partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, sales and marketing) as well as regulatory and administrative functions. Among our services most often in demand are testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as: policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social media and mobile technologies. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services most in demand in this segment include testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Manufacturing

Our Manufacturing segment provides business consulting and technology services in a range of sub-sectors, including industrial product, aerospace and automotive manufacturing, as well as processors of natural resources, chemicals, and supply chain of raw materials. Some of our manufacturing solutions for industrial and automotive clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), SCM, sales and operations planning, and mobility.

Industry trends that influence the demand for our services in this segment include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Our services most in demand in this segment include EAS, EIM, testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Services in high demand in the retail sector include business and technology consulting, eCommerce, EAS, systems integration, testing, KPO and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies, providing solutions such as CRM and EIM.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for logistics clients include SCM, sales and operations planning mobility, POS testing, Multi-Channel, customer and retail store analytics.

In Telecom, we help our clients address important changes in the telecom industry, such as the transition to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction.

In the Retail, Logistics and Telecom segment our services most in demand include testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures for prior periods have been restated to reflect industry segments for all periods presented. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for three years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(In thousands)
Net Revenues:
Banking and Financial Services	$455,100	$423,238	$397,801
Healthcare and Life Sciences	147,424	138,578	126,863
Insurance	137,447	122,089	101,076
Manufacturing	27,622	30,322	32,223
Retail, Logistics & Telecom	143,836	110,538	65,940

	$911,429	$824,765	$723,903
Gross Profit:
Banking and Financial Services	193,916	192,902	178,329
Healthcare and Life Sciences	67,289	65,828	58,671
Insurance	50,050	49,609	40,963
Manufacturing	8,136	10,844	12,915
Retail, Logistics & Telecom	63,262	48,805	27,280

Total Segment Gross Profit	382,653	367,988	318,158
Corporate Direct Cost	(5,086)	(3,799)	(3,174)
Gross Profit	$377,567	$364,189	$314,984
Selling, general and administrative expenses	109,217	96,587	103,044

Income from operations	$268,350	$267,602	$211,940

The Company’s largest customer in 2014, 2013 and 2012 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $201.6 million, $205.5 million and $194.8 million, contributing approximately 22%, 25% and 27% of total consolidated revenues during 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, accounts receivable from this customer were $19.0 million, $20.4 million and $17.1 million, respectively. The revenue from American Express Corp. was generated, primarily in Banking and Financial Services segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2014, 2013 and 2012. Revenue from this customer was approximately $126.4 million, $129.3 million and $121.8 million, contributing approximately 14%, 16% and 17% of total consolidated revenues during 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, accounts receivable from this customer was $11.3 million, $10.6 million and $9.8 million, respectively. The revenue from State Street Bank was generated, primarily in Banking and Financial Services segment.

The Company’s third largest customer, Federal Express Corporation, had revenues in excess of 10% of total consolidated revenues for the year ended 2014. Revenue from this customer was approximately $105.0 million, $68.1 million and $28.5 million, contributing approximately 12%, 8% and 4% of total consolidated revenues during 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, accounts receivable from this customer was $14.3 million, $12.3 million and $4.3 million, respectively. The revenue from Federal Express Corporation was generated, primarily in Retail Logistics & Telecom segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2014, 2013 and 2012 are as follows:

	(In thousands)
Net revenues (1):	2014	2013	2012
North America (2)	$827,425	$757,374	$667,473
India	2,167	1,334	1,682
Europe (3)	77,821	61,317	48,691
Rest of the World	4,016	4,740	6,057

Total	$911,429	$824,765	$723,903

Long-lived assets (4):

North America (2)	$2,645	$2,713	$1,841
India	105,949	106,133	118,095
Europe (3)	71	72	88
Rest of the World	1,292	1,593	—

Total	$109,957	$110,511	$120,024

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2014
Net revenues	$219,523	$228,250	$228,332	$235,324	$911,429
Cost of revenues	123,500	138,702	133,804	137,856	533,862

Gross profit	96,023	89,548	94,528	97,468	377,567

Selling, general and administrative expenses	32,221	26,321	26,566	24,109	109,217

Income from operations	63,802	63,227	67,962	73,359	268,350

Other income , net	11,785	12,175	10,657	15,906	50,523

Income before income taxes	75,587	75,402	78,619	89,265	318,873
Income tax expense (1)	17,439	16,118	17,013	18,563	69,133

Net income	$58,148	$59,284	$61,606	$70,702	$249,740

Earnings per share, diluted (a)	$0.69	$0.71	$0.73	$0.84	$2.97

Weighted average shares outstanding, diluted	83,944	83,916	83,968	84,055	83,971

2013
Net revenues	$189,106	$202,501	$209,871	$223,287	$824,765

Cost of revenues	111,329	118,920	112,158	118,169	460,576

Gross profit	77,777	83,581	97,713	105,118	364,189

Selling, general and administrative expenses	25,693	18,690	22,445	29,759	96,587

Income from operations	52,084	64,891	75,268	75,359	267,602

Other income (expense), net*	8,804	(1,335)	949	9,802	18,220

Income before income taxes	60,888	63,556	76,217	85,161	285,822
Income tax expense (2)	14,464	16,044	16,800	18,856	66,164

Net income	$46,424	$47,512	$59,417	$66,305	$219,658

Earnings per share, diluted (a)	$0.55	$0.57	$0.71	$0.79	$2.62

Weighted average shares outstanding, diluted	83,678	83,700	83,776	83,900	83,764

*	Other income, net includes interest expenses of $0.2 million, $0.4 million and $0.6 million regrouped from selling general and administration expenses for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively. For the quarter ended December 31, 2013, interest expenses of $0.6 million were reported under other income.
(1)	The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, which related to the true up of tax provisions, pursuant to finalization of the tax computation of Syntel Limited, which had arisen on account of setoff of inter units unabsorbed expenses. Further, a $0.86 million tax charge has arisen on account of the particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

(2)	The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel Limited, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City income tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.
(3)	The tax rate for the year ended December 31, 2012 was impacted by a favorable adjustment of $0.24 million as a result of the Company’s review of its global uncertain tax liabilities provided on the “more likely than not” concept and other tax positions, which is based on the completion of certain tax appeals. Without the above, the effective tax rate for the year ended December 31, 2012 was 22.8%.
(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

During 2014, the Company’s Board of Directors authorized a two-for-one stock split of its outstanding common shares. On November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented above, have been adjusted retroactively, where applicable, to reflect this stock split.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 13%, 14% and 14% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2014:

	(In millions)
	Level 1	Level 2	Level 3	Total

Short term investments
Available for sale securities	$186.8	$—	$—	$186.8
Term deposits	$—	466.7	$—	466.7

Total assets measured at fair value	$186.8	$466.7	$—	$653.5

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2013:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short term investments
Available for sale securities	$149.8	$—	$—	$149.8
Term deposits	$—	340.5	$—	340.5

Total assets measured at fair value	$149.8	$340.5	$—	$490.3

20. Term Deposits

The following table summarizes the term deposits with various banks outstanding as at December 31, 2014 and December 31, 2013.

	(In millions)
Balance Sheet Item	As at December 31, 2014	As at December 31, 2013
Cash & cash equivalents	$13.0	$29.8
Short term investments	466.6	340.3
Non-current assets	0.1	0.2

Total	$479.7	$370.3

21. RELATED PARTY TRANSACTIONS

There were no related party transactions in 2014 and 2013.

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

22. RECLASSIFICATIONS

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation. Further, reclassifications of prior period share and per-share amounts due to the two-for-one stock split are effected to conform to the current period presentation.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.5*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.6*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated March 9, 2009, between the Company and Arvind Godbole, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated November 3, 2008, between the Company and Amit Chatterjee, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.18*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.19*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.20*	Employment Agreement, dated July 18, 2014, between the Company and Rajiv Tandon.

10.21*	Employment Agreement, dated August 11, 2014, between the Company and Christopher Mason.

10.22*	Employment Agreement, dated January 13, 2009, between the Company and Srinath Mallya.

10.23	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.24	Credit Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

10.25	Security and Pledge Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase