Form 10-Q
period 2015-03-31
SYNTEL INC
filed 2015-05-08
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock, no par value: 83,748,268 shares outstanding as of April 7, 2015.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED March 31,
	2015	2014

Net revenues	$220,599	$219,523
Cost of revenues	141,785	123,500

Gross profit	78,814	96,023
Selling, general and administrative expenses	35,382	32,221

Income from operations	43,432	63,802

Other income, net	9,338	11,785

Income before provision for income taxes	52,770	75,587

Income tax expense	12,749	17,439

Net income	$40,021	$58,148

Other comprehensive income

Foreign currency translation adjustments	$10,626	$24,847

Gains on derivatives:
Gains arising during period on net investment hedges	—	724
Unrealized gains on securities:
Unrealized holding gains arising during period	3,440	2,724
Reclassification adjustment for gains included in net income	(1,868)	(1,855)

	1,572	869
Defined benefit pension plans:
Net profit arising during period	—	—
Amortization of prior service cost included in net periodic pension cost	25	2

	25	2

Other comprehensive income, before tax	12,223	26,442
Income tax (expenses) related to other comprehensive income	(486)	(252)

Other comprehensive income, net of tax	11,737	26,190

Comprehensive income	$51,758	$84,338

Earnings per share:
Basic	$0.48	$0.69
Diluted	$0.48	$0.69

Weighted average common shares outstanding:
Basic	83,907	83,680

Diluted	84,127	83,944

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)	(Audited)
	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$281,784	$197,708
Short-term investments	585,168	669,353
Accounts receivable, net of allowance for doubtful accounts of $ 703 at March 31, 2015 and December 31, 2014	114,995	111,993
Revenue earned in excess of billings	40,654	27,493
Deferred income taxes and other current assets	65,190	56,930

Total current assets	1,087,791	1,063,477

Property and equipment	217,320	210,206
Less accumulated depreciation and amortization	106,157	101,155

Property and equipment, net	111,163	109,051

Goodwill	906	906
Non-current term deposits with banks	82	105
Deferred income taxes and other non-current assets	61,872	50,476

TOTAL ASSETS	$1,261,814	$1,224,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$11,858	$9,323
Accrued payroll and related costs	48,336	60,765
Income taxes payable	21,562	23,781
Accrued liabilities	23,239	24,250
Deferred revenue	2,294	3,266
Loans and borrowings	6,968	8,852

Total current liabilities	114,257	130,237

Other non-current liabilities	16,430	16,198
Non-current loans and borrowings	129,750	129,750

TOTAL LIABILITIES	260,437	276,185

Commitments and contingencies (See Note 15)

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	1,001,377	947,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,261,814	$1,224,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2014	83,742	$1	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830

Net income						40,021		40,021

Other comprehensive income, net of tax							11,737	11,737

Restricted stock activity	6		(12)	1,789				1,789

Balance, March 31, 2015	83,748	$1	552	$32,724	$67,422	$1,075,737	$(174,507)	$1,001,377

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,021	$58,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,990	4,204
Provision for doubtful debts / advances	—	48
Realized gains on sales of short term investments	(2,674)	(2,662)
Deferred income taxes	855	(839)
Compensation expense related to restricted stock	1,789	1,426
Unrealised foreign exchange loss	2,265	—
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(19,122)	(9,225)
Other current assets	(19,234)	(14,605)
Accounts payable, accrued payroll and other liabilities	(11,672)	(7,206)
Deferred revenue	(1,002)	(1,696)

Net cash (used in)/provided by operating activities	(4,784)	27,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(4,411)	(3,811)
Proceeds from sale of property and equipment	24	27
Purchase of mutual funds	(36,358)	(27,003)

Purchase of term deposits with banks	(74,704)	(71,829)
Proceeds from sales of mutual funds	59,666	50,181
Maturities of term deposits with banks	145,903	67,836

Net cash provided by investing activities	90,120	15,401

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of loans and borrowings	(1,875)	(1,500)

Net cash (used in) financing activities	(1,875)	(1,500)

Effect of foreign currency exchange rate changes on cash	615	1,588

Change in cash and cash equivalents	84,076	43,082

Cash and cash equivalents, beginning of period	197,708	178,757

Cash and cash equivalents, end of period	$281,784	$221,839

Non cash investing and financing activities:
Cash paid for income taxes	$16,081	$17,024
Cash paid for interest	553	585

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2015, the results of their operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The year-end condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

In September 2014, the Company’s Board of Directors authorized a two-for-one stock split of its outstanding common shares. On November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company, formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. DE R. L. DE C. V., a Mexican limited liability company effective January 29, 2015.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company; and

•	Syntel Switzerland GmbH, a Switzerland limited liability company

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel Infotech, Inc., a Philippines corporation.

3.	USE OF ESTIMATES

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

The Company recognizes revenues from time and materials contracts as the services are performed.

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

Revenue on fixed-price, applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

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

The Company enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ‘other income, net’ unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company does not currently anticipate that foreign currency risk will have a significant impact on the financial statements. In order to limit the fluctuations in foreign currency rates, the Company entered into foreign exchange forward contracts where the counter party is a bank, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believe that the impact of the credit risk associated with the outstanding derivatives was insignificant.

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enters into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily comprising of receivables from the parent (Syntel, Inc.), other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the three months ended March 31, 2015, the Company did not enter into new foreign exchange forward contracts. At March 31, 2015 and December 31, 2014, no foreign exchange forward contracts were outstanding.

The following table presents the net gains recorded in ‘other income, net’ relating to the foreign exchange contracts not designated as hedges for the periods ending March 31, 2015 and 2014.

Gains Recognized in Other Income:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(In thousands)
Gains recognized in other income, net	—	$1,480

The following table presents the net gains recorded in accumulated other comprehensive income relating to the foreign exchange contracts designated as net investment hedges for the periods ending March 31, 2015 and 2014.

Gains on Derivatives:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(In thousands)
Gains recognized in other comprehensive income	—	$724	*

*	For and up to three months ended March 31, 2014

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive income (loss) for the three months ended March 31, 2015 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)

Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)

Other comprehensive income before reclassifications	10,683	2,271	—	12,954
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,233)	16	(1,217)

Net current-period other comprehensive income (loss)	$10,683	$1,038	$16	$11,737

Ending Balance	$(178,727)	$5,638	$(1,418)	$(174,507)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,868)	$635	$(1,233)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$25	$(9)	$16

The change in balances of accumulated comprehensive income (loss) for the three months ended March 31, 2014 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)

Other comprehensive income before reclassifications	25,571	1,871	—	27,442
Amounts reclassified from accumulated other comprehensive income	—	(1,253)	1	(1,252)

Net current-period other comprehensive income	$25,571	$618	$1	$26,190

Ending Balance	$(131,845)	$4,426	$(694)	$(128,113)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,855)	$602	$(1,253)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$2	$(1)	$1

8.	TAX ON OTHER COMPREHENSIVE INCOME

Total tax expense on other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Foreign currency translation adjustments	57	—

Tax expense on unrealized gains (losses) on securities	(534)	(251)
Tax benefit (expense) on defined benefit pension plans	(9)	(1)

Total tax expense on other comprehensive income (loss)	$(486)	$(252)

9.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As of March 31, 2015, the total cash and cash equivalents and short term investments balance was $866.9 million. Of that amount, $795.2 million was held by Indian subsidiaries consisting of $302.5 million held in U.S. dollars and $492.7 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At March 31, 2015 and December 31, 2014, approximately $31.6 million and $30.3 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At March 31, 2015 approximately $12.6 million was held in Bank of America. At March 31, 2015, $68.3 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. At year end, December 31, 2014, $13.0 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. The remaining amounts of cash and cash equivalents of $213.5 million were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $399.2 million and $466.6 million at March 31, 2015 and December 31, 2014, respectively.

Short-term investments also include Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities and are reported at cost. As at March 31, 2015 and December 31, 2014, the Company’s Indian subsidiaries invested $16.1 million and $15.9 million respectively, in FMPs of mutual funds.

The following table summarizes short-term investments as at March 31, 2015 and December 31, 2014:

	2015	2014
	March 31	December 31
	(In thousands)
Investments in mutual funds at fair value	$169,935	$186,842
Term deposits with banks	399,161	466,625

Fixed Maturity Plans (FMPs) of mutual funds, at cost	16,072	15,886

Total	$585,168	$669,353

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at March 31, 2015 and December 31, 2014 non-current term deposits with banks were $0.08 and $0.11 million, respectively. Term deposits with banks include restricted deposits of $0.49 million and $0.53 million as at March 31, 2015 and December 31, 2014 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

Held to Maturity Securities

Investments in held-to-maturity securities (“HTM”) of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Aggregate fair value of the investment	$17,176	$16,612
Less: Gross unrecognized holding gain	1,104	726

Net carrying amount	$16,072	$15,886

10.	LINE OF CREDIT AND TERM LOAN

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million. The maturity date of both the three year term loan facility and the three year revolving credit facility is May 23, 2016. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As of March 31, 2015, the interest rate was 1.48% for the three year revolving credit facility and was 1.76% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of March 31, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended March 31, 2015, a principal payment of $ 1.875 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of March 31, 2015, the Company was in compliance with all debt covenants.

As of March 31, 2015 the outstanding balances of the term loan and line of credit, including interest, were $46.58 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at March 31, 2015 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2015	$6,750	$—
2016	$39,750	$90,000

11.	EARNINGS PER SHARE

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

The Company has issued stock options and restricted stock units, which are considered to be potentially dilutive to its basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options and restricted stock units granted pursuant to the stock option and incentive plan, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefit on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015		2014
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	83,907	$0.48	83,680	$0.69
Potential dilutive effect of restricted stock options outstanding	220	0	264	0

Diluted earnings per share	84,127	$0.48	83,944	$0.69

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect 2014 the stock split.

12.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, investments, transaction processing, capital markets, and cards and payments services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by several significant changes in the industry. We help our customers adapt to market changes by providing technology-based, industry-specific solutions. In addition to application services, the services increasingly in demand in this segment include testing, Business Intelligence (BI), IT Infrastructure Management Services (IMS), Knowledge Process Outsourcing (KPO), and Social, Mobile, Analytics and Cloud (SMAC) technologies, Enterprise Resource Planning (ERP), and business and technology consulting.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies, including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: migration to the International Classification of Diseases (ICD–10) standard, wider use of Electronic Health Records and increasing prevalence of healthcare banking. We also partner with clients to enable their systems and processes to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Manufacturing

Our Manufacturing segment provides business consulting and technology services in a range of sub-sectors, including industrial product and aerospace and automotive manufacturing, as well as processors of natural resources and chemicals, and the supply chain of raw materials. Some of our manufacturing solutions for industrial and automotive clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility.

Industry trends that influence the demand for our services in this segment include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Our services most in demand in this segment include Enterprise Application Services (EAS), Enterprise Information Management (EIM), testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting.

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

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for logistics clients include SCM, sales and operations planning mobility, Point of Sale testing, and Multi-Channel, customer and retail store analytics.

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

Corporate Direct Costs

Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, Research and Development, Cloud Computing, and Application Management, are not allocated to specific industry segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against Total Gross Profit.

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net Revenues:

Banking and Financial Services	$105,346	$108,098
Healthcare and Life Sciences	34,415	38,466
Insurance	34,365	31,979
Manufacturing	8,592	6,336
Retail, Logistics and Telecom	37,881	34,644

	$220,599	$219,523

Gross Profit:
Banking and Financial Services	37,799	$47,619
Healthcare and Life Sciences	12,841	19,249
Insurance	11,888	12,605
Manufacturing	2,294	1,832
Retail, Logistics and Telecom	15,430	15,885

Total Segment Gross Profit	80,252	97,190
Corporate Direct cost	(1,438)	(1,167)

Gross Profit	$78,814	$96,023

Selling, general and administrative expenses	35,382	32,221

Income from operations	$43,432	$63,802

During the three months ended March 31, 2015, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $44.1 million, $31.6 million and $29.3 million, respectively, during the three months ended March 31, 2015, contributing approximately 20.0%, 14.3% and 13.3%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended March 31, 2014 from American Express Corp., State Street Bank and Federal Express Corp. were $46.9 million, $31.6 million and $24.7 million, respectively, contributing approximately 21.4%, 14.4% and 11.2%, respectively, of total consolidated revenues. At March 31, 2015 and December 31, 2014, accounts receivable from American Express Corp. were $19.6 million and $19.0 million, respectively. Accounts receivable from State Street Bank were $19.5 million and $11.3 million, respectively, at March 31, 2015 and December 31, 2014. Accounts receivable from Federal Express Corp. were $17.0 million and $14.3 million, respectively, at March 31, 2015 and December 31, 2014.

13.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
Net Revenues (1)	2015	2014
	(in thousands)
North America (2)	$199,213	$199,702
India	531	404
Europe (3)	20,099	18,452
Rest of the World	756	965

Total revenue	$220,599	$219,523

Long-Lived Assets (4)	As of March 31, 2015	As of December 31, 2014
	(in thousands)
North America (2)	$2,848	$2,645
India	107,877	105,949
Europe (3)	63	71
Rest of the world	1,281	1,292

Total	$112,069	$109,957

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and goodwill.

14.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2015	2014

Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.5%	0.2%
City taxes	—	0.1%
Foreign effective tax rates different from U.S. statutory rate	(13.1)%	(10.6)%
Tax reserve	0.3%	(1.6)%
Valuation Allowance	1.5%	—

Effective Income Tax Rate	24.2%	23.1%

The tax rate for the three months ended March 31, 2015, was affected by the effective tax rate impact of changes in the offshore/onshore, taxable/nontaxable units profit mix of the Company and by a SEZ unit entering a 50% tax holiday effective April 1, 2015 against existing 100% tax holiday of five years.

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

Syntel, Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2011 and for State tax examinations for years before 2010. During 2014, the Internal Revenue Service (IRS) commenced an examination of the 2012 U.S. Federal Income Tax Return filed by Syntel Inc. and subsidiaries, which was closed without any material adjustments.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2010-11 pending at various levels of the Indian tax authorities. Financial year 2011-12 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. SGPL is in a position to defend the tax position for the aforesaid year and therefore, no additional provision has been made in the Company’s books.

The Company has reversed a provision for tax of $ 0.23 million for the quarter ended March 31, 2015 due to the expiration of the time limit with respect to particular tax provision and provided $0.07 million with respect to particular tax provision.

For the three month ended March 31, 2015, the Company has provided a tax charge of $0.79 million on account of valuation allowance against deferred tax assets recognized on minimum alternative tax.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended March 31, 2015, the Company has reversed interest of approximately $0.06 million. The Company has accrued approximately $1.27 million and $1.32 million for interest and penalties as of March 31, 2015 and December 31, 2014, respectively.

The liability for unrecognized tax benefits was $44.02 million and $40.47 million as of March 31, 2015 and December 31, 2014, respectively. The Company has paid income taxes of $38.60 million and $35.86 million against the liabilities for unrecognized tax benefits of $44.02 million and $40.47 million, as of March 31, 2015 and December 31, 2014, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.57 million and potential tax disputes of $3.23 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Most units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011, except that one SEZ unit located at Mumbai and three more SEZ units located at Mumbai completed the tax holiday period on March 31, 2012 and March 31, 2013 respectively. The Company started an IT SEZ unit in the Syntel Chennai SEZ during the year ended December 31, 2010. The Company has started operation in a KPO SEZ unit and IT SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2011 and September 30, 2011 respectively. One SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2012 and another SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2015. Two IT SEZ units and one KPO SEZ unit located at Syntel Pune SEZ have completed their first five years of 100% exemption as of March 31, 2013. The Company started operation in a new IT SEZ unit and a new KPO SEZ unit in the Syntel Pune SEZ in the quarter ended June 30, 2013. The Company started operation in a new SEZ unit in the Syntel Chennai SEZ and Syntel Pune SEZ in the quarter ended June 30, 2014 and December 31, 2014 respectively.

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

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.90 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.75 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). The appeals by Syntel India and the Income Tax Department have been scheduled for hearing before the ITAT in the near future. Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter.

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

For the financial year 2010-11, the income tax department has raised a new tax dispute on a particular tax position. The management has evaluated the tax impact on this tax position for the aforesaid financial year and subsequent financial year. As per management estimates, the Company has provided for unrecognized tax benefits of $0.02 million and $0.86 million and for the three months ended March 31, 2015 and the year ended December 31, 2014 respectively. Syntel India filed appeals with the CIT (A) against the aforesaid order.

For the financial year 2006-07, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). During the year ended December 31, 2011, the Syntel KPO entity received an order for appeal filed with CIT (A) wherein, the contention of Syntel KPO entity was upheld. The Income Tax department filed a further appeal against the amounts allowed by the CIT (A). The Income Tax Department appeal is fixed for hearing before ITAT in the near future. For the financial years 2007-08 to 2010-11, the Income Tax Department decided against the Syntel KPO entity with respect to a particular tax position and the Syntel KPO entity filed an appeal with the CIT (A). The Syntel KPO entity’s appeals for the financial years 2007-08 to 2009-10 were not allowed by the CIT (A). The Syntel KPO entity has filed further appeals with the ITAT against the amounts not allowed by the CIT (A). The Syntel appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (“SIPL”) with respect to a particular tax position and SIPL filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT (A) wherein the contention of SIPL was upheld. Also, High Court orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and the recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012. The Income Tax Department filed a further appeal to the ITAT against the amounts allowed by the CIT (A). For the financial year 2011-12, the Income Tax Department also decided against SIPL with respect to a particular tax position and SIPL filed an appeal with the CIT (A).

All the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% U.S. Branch Profit Tax (BPT) related to its effectively connected income in the United States, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the United States. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if U.S. profits were not to be permanently invested, were approximately $6.89 million as of March 31, 2015.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2015, the Company would have accrued taxes of approximately $282.5 million.

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

Syntel India regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the quarter ended June 30, 2014, Syntel India received orders for a service tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a refund of $0.32 million and rejected refunds of $0.59 million. Syntel India filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of service taxes. Syntel India obtained the views of a tax consultant in this matter and the consultant advised that Syntel India is in a strong position to defend the rejections and therefore, no provision has been made in the books.

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a nil service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.45 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid order. The Syntel KPO entity received service tax refunds for the periods October–December 2011 and January–March 2012 of $0.15 million and $0.13 million, respectively. During the quarter ended December 31, 2013, the KPO entity received orders for rejection of Service tax refunds for the period April–December 2012 of $0.71 million. As per the rejection order, there is no nexus of input services with the export of services and the entity is not eligible for refund of the service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the Syntel KPO entity. The Service tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of refund. During the quarter ended June 30, 2014, the Syntel KPO entity received an order for a service tax refund for the period January–March 2013 of $0.20 million, after rejection of $0.04 million. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid rejection.

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

SIPL regularly files service tax returns and filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for a service tax demand of approximately $2.04 million. The Company filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department passed an order dated February 11, 2013 confirming said demand. The total demand, including penalty amounts, was raised to $3.95 million. In addition to this amount, annual interest at 18%, calculated on a daily basis on the outstanding demand, is payable. SIPL filed an appeal against the said order before the CESTAT and also an application for stay of demand. The CESTAT allowed SIPL’s appeal, set aside the demand and directed the Commissioner to make a fresh examination. However, the service tax department filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Bombay High Court has directed to CESTAT to decide the case on merit rather than directing to commissioner for fresh consideration.

The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand. Accordingly, no provision has been made in the Company’s books.

India Finance Bill 2015

On February 28, 2015, the Finance Budget 2015 was proposed in India. The proposal included clarification on including indirect transfers in income-tax, deferred the General Anti-Avoidance Rule (GAAR) to Financial year 2017-18, established withdrawals for the Direct Tax code and stated that the Goods and Service Tax is to be implemented from April 1, 2016.

The proposals also included (a) an increase in the Surcharge on tax from 10% to 12%, (b) consequential increase in the Corporate Tax rate from 33.99% to 34.61%, (c) an increase in dividend distribution tax from 16.99% to 17.30% on the gross distributable amount including tax and (d) an increase in the Minimum Alternative Tax (MAT) rate from 20.96% to 21.34%. The service tax rate increase is to increase to 14% against an earlier tax rate of 12.36%. In addition to the 14% service tax rate, there would be Swachh Bharat Cess of 2% on the gross value of certain services as may be notified.

Local Taxes

As of March 31, 2015 the Company had a local tax liability of approximately $3.8 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2014, the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $1.67 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of March 31, 2015 of $25.91 million (net of valuation allowance of $1.67 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.21
2018-19	0.28
2019-20	1.03
2020-21	3.50
2021-22	0.84
2022-23	6.33
2023-24	7.49
2024-25	7.90

Total	27.58

Less: valuation allowance	(1.67)

Total (net of valuation allowance)	25.91

15.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2015, and December 31, 2014, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $31.0 million and $31.8 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai, Pune, Chennai and Gurgoan forming part of a Special Economic Zone (“SEZ”)/ Software Technology Parks (“STP”) scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended March 31, 2015. the Company made no accruals towards estimated legal exposures and their related legal expenses.

As at December 31, 2014, the Company had recorded $0.35 million as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

16.	STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”), which amended and extended the 1997 Plan. Under the plan, a total of sixteen million shares of Common Stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options granted under the Amended Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended March 31, 2015 and 2014.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended March 31, 2015 and 2014 was $1.79 million and $1.43 million, respectively, including a charge for restricted stock units.

The shares issued upon the exercise of the options are new share issues after taking into account the effects of the 2014 stock splits.

Restricted Stock Units:

Also under the Amended Plan, on different dates during the year ended December 31, 2011 and 2010, the Company issued restricted stock unit awards of 182,728 and 418,716 (adjusted to account for 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price, and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

On different dates during the year ended December 31, 2014, 2013 and 2012, and for the three months ended March 31, 2015 the Company issued restricted stock unit awards (adjusted to account for the 2014 stock split) of 293,904, 187,056, 217,656 and nil respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock unit) for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$616	$460
Selling, general and administrative expenses	1,173	966

	$1,789	$1,426

A summary of the activity for restricted stock unit awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of March 31, 2015 and changes during the period ended is presented below:

	Three Months Ended March 31, 2015		2014
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value

Unvested at January 1	564,314	$37.37	501,292	$28.64
Granted	—	—	293,904	$42.79
Vested	(6,350)	24.65	(227,882)	$25.03
Forfeited	(5,704)	32.06	(3,000)	$44.90

Unvested at March 31	552,260	$37.58	564,314	$37.37

As of March 31, 2015, $15.8 million of total remaining unrecognized stock-based compensation cost related to restricted stock unit awards is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.

17.	VACATION PAY

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $1.8 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

The amounts accrued for unutilized earned leave are $22.1 million and $21.5 million as of March 31, 2015 and December 31, 2014, respectively, and are included within accrued payroll and related costs.

18.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through March 31, 2015, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended March 31, 2015 and 2014 was $1.7 million and $0.9 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $12.7 million and $12.1 million as of March 31, 2015 and December 31, 2014, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended March 31, 2015 and 2014 were $1.0 million and $0.8 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 12.8% and 13.3% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

20.	FAIR VALUE MEASUREMENTS

The Company follows the guidance for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to the Company’s investments, forward contracts and nonfinancial assets and liabilities.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale Securities	$169.9	$—	$—	$169.9

Term Deposits	—	399.2	—	399.2

Total Assets Measured at Fair Value	$169.9	$399.2	$—	$569.1

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014:

			(In Millions)
	Level 1	Level 2	Level 3	Total

Short Term Investments-Available for Sale Securities	$186.8	$—	$—	$186.8
Term Deposits	—	466.7	—	466.7

Total Assets Measured at Fair Value	$186.8	$466.7	$—	$653.5

21.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of March 31, 2015 and December 31, 2014.

		(In Millions)
Balance Sheet Item	As of March 31, 2015	As of December 31, 2014
Cash & Cash Equivalents	$68.30	$13.00
Short Term Investments	399.20	466.60
Non-Current Assets	0.08	0.10

Total	$467.58	$479.70

22.	RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, Revenue from Contracts with Customers – Issued May 2014; which was scheduled to be effective for Syntel beginning January 1, 2017, however there has been a proposal in which the effective date of the ASU would be deferred for public companies to January 1, 2018 with an option to elect to adopt the ASU as of original effective date. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (GAAP) and those using International Financial Reporting Standards (IFRS). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40) Issued April 2015; will be effective for Syntel beginning January 1, 2016 with early adoption permitted. This ASU provides guidance to help entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.

The new guidelines provide guidance on, how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. Customers will need to apply the same criteria as vendors to determine whether the arrangement contains a software license or is solely a service contract. The requirements of this ASU and its impact on the Company are being evaluated.

ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Issued January 2015; will be effective for Syntel beginning January 1, 2016. The new standard is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items from U.S. generally accepted accounting principles (GAAP) and also improving the comparability of the financial statements of companies using GAAP and those using International Financial Reporting Standards (IFRS).

The new guidance also addresses, transactions that are both unusual in nature and infrequently occurring which should be presented within income from continuing operations or disclosed in notes to financial statements because those items satisfy the conditions for an item that is unusual in nature or infrequently occurring. The adoption of Accounting Standards Update 2015-01 will not have any significant impact on the Company’s financial statement presentation or disclosures.

23.	RECLASSIFICATIONS

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation. Reclassifications of prior period share and per-share amounts due to the two-for-one stock split that was effective on November 3, 2014 are effected to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended March 31, 2015 increased to $220.6 million from $219.5 million for the three months ended March 31, 2014, representing a 0.5% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of March 31, 2015 increased by 2.9% to 17,278 employees as compared to 16,787 employees as of March 31, 2014. However, the growth in billable headcount was proportionally higher than the growth in revenue. This is primarily because of a decrease in the global utilization level. As of March 31, 2015, the Company had approximately 76.6% of its billable workforce in India as compared to 78.6% as of March 31, 2014. The Company’s top five clients accounted for 61.2% of the total revenues in the three months ended March 31, 2015, up from 60.2% of its total revenues in the three months ended March 31, 2014. The Company’s top 10 clients accounted for 75.6% of the total revenues in the three months ended March 31, 2015 as compared to 73.0% in the three months ended March 31, 2014. The Company’s top 4-30 clients accounted for 45.5% of the total revenues in the three months ended March 31, 2015, down from 45.9% of its total revenues in the three months ended March 31, 2014.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 63.6% of total revenue for the three months ended March 31, 2015, from 55.7% for the three months ended March 31, 2014. The 7.9% increase in cost of revenues, as a percent of revenues, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management. During the three months ended March 31, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 1.04% as compared to the three months ended March 31, 2014. This rupee depreciation positively impacted the Company’s gross margin by 21 basis points, operating income by 33 basis points and net income by 30 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $105.3 million for the three months ended March 31, 2015 or 47.8% of total revenues, from $108.1 million, or 49.2% of total revenues for the three months ended March 31, 2014. The $2.8 million decrease was attributable primarily to $40.8 million in lost revenues as a result of project completion and a $18.7 million net reduction in revenues from existing projects, largely offset by a $56.7 million increase in revenues from new engagements.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 64.1% of total Banking and Financial Services revenues for the three months ended March 31, 2015, from 55.9% for the three months ended March 31, 2014. The 8.2% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $34.4 million for the three months ended March 31, 2015, or 15.6% of total revenues from $38.5 million for the three months ended March 31, 2014, or 17.5% of total revenues. The $4.1 million decrease was attributable primarily to $9.4 million in lost revenues as a result of project completion and a $5.6 million net reduction in revenues from existing projects, largely offset by a $10.9 million increase in revenues from new engagements.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 62.7% of total Healthcare and Life Sciences revenues for the three months ended March 31, 2015, from 50.0% for the three months ended March 31, 2014. The 12.7% increase in cost of revenues, as a percent of total revenues for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management.

Insurance Revenues. Insurance revenues increased to $34.4 million for the three months ended March 31, 2015 or 15.6% of total revenues, from $32.0 million, or 14.6% of total revenues for the three months ended March 31, 2014. The $2.4 million increase was attributable primarily to revenues from new engagements contributing $20.2 million, largely offset by $14.2 million in lost revenues as a result of project completion and a $3.6 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 65.4% of total insurance revenues for the three months ended March 31, 2015, from 60.6% for the three months ended March 31, 2014. The 4.8% increase in cost of revenues, as a percent of total revenues for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management.

Manufacturing Revenues. Manufacturing revenues increased to $8.6 million for the three months ended March 31, 2015, or 3.9% of total revenues from $6.3 million for the three months ended March 31, 2014, or 2.9% of total revenues. The $2.3 million increase was attributable primarily to a $2.2 million net increase in revenue from existing projects and a $1.1 million increase in revenue from new engagements, largely offset by $1.0 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 73.3% of total manufacturing revenues for the three months ended March 31, 2015, from

71.1% for the three months ended March 31, 2014. The 2.2% increase in cost of revenues for the three months ended March 31, 2015, as a percent of total Manufacturing revenues, as compared to the three months ended March 31, 2014, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $37.9 million for the three months ended March 31, 2015 or 17.1% of total revenues, from $34.6 million, or 15.8% of total revenues for the three months ended March 31, 2014. The $3.3 million increase was attributable primarily to revenues from new engagements contributing $25.7 million, largely offset by $17.3 million in lost revenues as a result of project completion, a $4.6 million reduction in revenue from existing projects and a $0.5 million reduction due to a provision for settling a customer claim.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 59.3% of total Retail, Logistics and Telecom revenues for the three months ended March 31, 2015, from 54.1% for the three months ended March 31, 2014. The 5.2% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was attributable primarily to increases in compensation due to increased headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a decrease in travel expenses due to a decrease in foreign living allowances and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management.

Corporate Direct Costs - Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues increased to 0.7% of total revenue for the three months ended March 31, 2015, from 0.5% for the three months ended March 31, 2014. The 0.2% increase in cost of revenues, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was attributable primarily to increases in headcount and benefits partially offset by a decrease in travel expenses and rupee depreciation in the first quarter of 2015. Salary increases are discretionary and determined by management.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended March 31, 2015 were $35.4 million or 16.0% of total revenues, compared to $32.2 million or 14.7% of total revenues for the three months ended March 31, 2014.

Selling, general and administrative expenses for the three months ended March 31, 2015 were impacted by an increase in revenue of $1.1 million that resulted in a 0.1% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to (a) an increase in corporate expenses of $1.3 million primarily due to an increase in foreign exchange loss of $1.2 million (a $4.8 million loss for the three months ended March 31, 2015 as against a loss of $3.6 million for the three months ended March 31, 2014) and a $0.1 million increase in legal and professional fees; (b) an increase in compensation due to increases in headcount of $1.1 million; (c) facility related costs of $0.5 million and (d) an increase in other expenses of $0.4 million, offset by a decrease in relocation and recruiting expenses of $0.1 million.

Other Income (Loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the three months ended March 31, 2015 was $9.3 million or 4.2% of total revenues, compared to $11.8 million or 5.4% of total revenues for the three months ended March 31, 2014. The decrease in other income of $2.5 million was attributable to a reduction in forward contract gain of $1.5 million and a decrease in interest income of $1.0 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

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

During the three months ended March 31, 2015 and 2014, the effective income tax rates were 24.2% and 23.1%, respectively. The tax rate for the first quarter of 2015 was impacted by higher offshore profits and lower onsite profits, the taxable/nontaxable and onsite/offshore revenue and expense mix, exchange gain, creation of valuation allowance on deferred tax assets and unrecognized tax benefit.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended March 31, 2015 the other comprehensive gain amounted to $11.7 million, primarily attributable to foreign currency translation adjustments of $10.6 million.

During the three months ended March 31, 2014 the other comprehensive income amounted to $26.2 million, primarily attributable to foreign currency translation adjustments of $24.8 million.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $281.78 million at March 31, 2015 from $221.84 million at March 31, 2014.

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

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of March 31, 2015, the total cash and cash equivalents and short term investment balances was $866.9 million. Out of the above, an amount of $795.2 million was held by Indian subsidiaries which was composed of an amount of $302.5 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash used in operating activities was $4.8 million for the three months ended March 31, 2015, consisting principally of decrease in net income, increase in accounts receivable, other assets and decrease in other liabilities. The number of days sales outstanding in net accounts receivable was approximately 64 days and 57 days as of March 31, 2015 and 2014, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2014.

Net cash provided by investing activities was $90.1 million for the three months ended March 31, 2015, consisting principally of $4.3 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment and the purchase of mutual funds of $36.4 million and the purchase of term deposits with banks of $74.8 million, offset by $59.7 million from sales of mutual funds and $145.9 million from maturities of term deposits with banks.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2015 consisting principally of a scheduled quarterly repayment of a loan.

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

As of March 31, 2015, the interest rate was 1.48% for the three year revolving credit facility and was 1.76% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of March 31, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended March 31, 2015, a principal payment of $ 1.875 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of March 31, 2015, the Company was in compliance with all debt covenants.

As of March 31, 2015 the outstanding balances of the term loan and line of credit including interest were $46.58 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at March 31, 2015 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2015	$6,750	$—
2016	$39,750	$90,000

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2015 and 2014 revenues from time and material contracts constituted 58% and 61%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2015 and 2014, revenues from fixed price application management and support engagements constituted 34% and 29% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2015 and 2014, revenues from fixed price application development and integration contracts constituted 8% and 10% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $0.7 million. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of March 31, 2015 and December 31, 2014, the Company has recorded $ Nil and $ 0.35 million respectively, as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

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

FORWARD LOOKING STATEMENTS

Certain statements and information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including the allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, and projections regarding our liquidity and capital resources, could be construed as forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements.

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	March 31,	December 31,
	2015	2014
	(in thousands)

ASSETS
Cash and cash equivalents	$281,784	$197,708
Short-term investments	585,168	669,353

Total	$866,952	$867,061

As at March 31, 2015, the total cash and cash equivalents and short-term investment balance was $866.9 million. Out of the above, an amount of $795.2 million was held by Indian subsidiaries which were comprised of an amount of $302.5 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at March 31, 2015 and December 31, 2014, the Company held 57% and 61% of total funds in Indian rupees.

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States of America and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries, primarily Indian entities, incur most of their expenses in the local currency, i.e. Indian rupees. All foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

During the three months ended March 31, 2015, the Indian rupee has appreciated against the U.S. dollar, on average, 0.22% as compared to the three months ended December 31, 2014. This rupee appreciation negatively impacted the Company’s gross margin by 5 basis points, operating income by 7 basis points and net income by 6 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 32.3% and 82.9% of the expenses, respectively.

The rupee appreciation has also resulted in foreign currency translation adjustments of $10.6 million, during the three months ended March 31, 2015, which has been reported as other comprehensive income(loss).

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

During the quarter ended March 31, 2015, the Company did not enter into new foreign exchange forward contracts. At March 31, 2015, no foreign exchange forward contracts were outstanding.

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

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

SYNTEL, INC.

Date:	May 8, 2015	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date:	May 8, 2015	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase