Form 10-Q
period 2015-06-30
SYNTEL INC
filed 2015-08-04
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock, no par value: 83,800,050 shares outstanding as of June 30, 2015.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Net revenues	$239,797	$228,250	$460,396	$447,773
Cost of revenues	148,704	138,702	290,489	262,202

Gross profit	91,093	89,548	169,907	185,571
Selling, general and administrative expenses	21,728	26,321	57,110	58,542

Income from operations	69,365	63,227	112,797	127,029
Other income, net	9,887	12,175	19,225	23,960

Income before provision for income taxes	79,252	75,402	132,022	150,989
Income tax expense	18,673	16,118	31,422	33,557

Net income	$60,579	$59,284	$100,600	$117,432

Other comprehensive income
Foreign currency translation adjustments	$(16,546)	$(7,004)	$(5,920)	$17,843
Gains on derivatives:
Gains arising during period on net investment hedges	—	—	—	724
Unrealized gains on securities:
Unrealized holding gains arising during period	2,413	2,889	5,178	5,272
Reclassification adjustment for gains included in net income	(1,712)	(1,541)	(2,905)	(3,054)

	701	1,348	2,273	2,218
Defined benefit pension plans:
Net profit (loss) arising during period	—	(1)	—	—
Amortization of prior service cost included in net periodic pension cost	34	9	59	10

	34	8	59	10

Other comprehensive income (loss), before tax	(15,811)	(5,648)	(3,588)	20,795
Income tax benefits (expenses) related to other comprehensive income	(547)	327	(1,033)	74

Other comprehensive income (loss), net of tax	(16,358)	(5,321)	(4,621)	20,869

Comprehensive income	$44,221	$53,963	$95,979	$138,301

Earnings per share:
Basic	$0.72	$0.71	$1.20	$1.40
Diluted	$0.72	$0.71	$1.20	$1.40
Weighted average common shares outstanding:
Basic	83,936	83,730	83,922	83,704

Diluted	84,135	83,916	84,131	83,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) June 30, 2015	(Audited) December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$489,883	$197,708
Short-term investments	439,816	669,353
Accounts receivable, net of allowance for doubtful accounts of $ 632 and $703 at June 30, 2015 and December 31, 2014, respectively	115,543	111,993
Revenue earned in excess of billings	33,702	27,493
Deferred income taxes and other current assets	63,275	56,930

Total current assets	1,142,219	1,063,477
Property and equipment	218,971	210,206
Less accumulated depreciation and amortization	108,167	101,155

Property and equipment, net	110,804	109,051
Goodwill	906	906
Non-current term deposits with banks Deferred income taxes and other non-current assets	90 64,847	105 50,476

TOTAL ASSETS	$1,318,866	$1,224,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,479	$9,323
Accrued payroll and related costs	49,016	60,765
Income taxes payable	30,050	23,781
Accrued liabilities	26,927	24,250
Deferred revenue	2,919	3,266
Loans and borrowings	134,475	8,852

Total current liabilities	254,866	130,237
Other non-current liabilities	16,482	16,198
Non-current loans and borrowings	—	129,750

TOTAL LIABILITIES	271,348	276,185
Commitments and contingencies (See Note 15)
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	1,047,518	947,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,318,866	$1,224,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	83,742	$1	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830
Net income						100,600		100,600
Other comprehensive income, net of tax							(4,621)	(4,621)
Excess tax benefits on stock compensation plan				295				295
Restricted stock activity	58		(67)	3,414				3,414

Balance, June 30, 2015	83,800	$1	497	$34,644	$67,422	$1,136,316	$(190,865)	$1,047,518

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,600	$117,432
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,749	8,191
Provision for doubtful debts / advances	(68)	43
Realized gains on sales of short term investments	(6,226)	(5,087)
Deferred income taxes	(805)	(1,623)
Compensation expense related to restricted stock	3,414	3,013
Unrealized foreign exchange loss	916	—
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(15,117)	(12,546)
Other current assets	(20,664)	(22,700)
Accounts payable, accrued payroll and other liabilities	4,012	5,912
Deferred revenue	(336)	(1,395)

Net cash provided by operating activities	73,475	91,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(10,131)	(8,119)
Proceeds from sale of property and equipment	83	64
Purchase of mutual funds	(53,272)	(201,608)
Purchase of term deposits with banks	(134,809)	(131,448)
Proceeds from sales of mutual funds	118,265	131,568
Maturities of term deposits with banks	303,923	114,411

Net cash (used in)/ provided by investing activities	224,059	(95,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	295	493
Repayment of loans and borrowings	(4,125)	(3,375)

Net cash (used in) financing activities	(3,830)	(2,882)

Effect of foreign currency exchange rate changes on cash	(1,529)	(1,090)

Change in cash and cash equivalents	292,175	(7,864)
Cash and cash equivalents, beginning of period	197,708	178,757

Cash and cash equivalents, end of period	$489,883	$170,893

Non cash investing and financing activities:
Cash paid for income taxes	$26,641	$31,213
Cash paid for interest	1,112	1,143

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2015, the results of their operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The year-end condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ‘other income, net’ unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company does not currently anticipate that foreign currency risk will have a significant impact on the financial statements. In order to limit the fluctuations in foreign currency rates, the Company enters into foreign exchange forward contracts where the counter party is a bank, but these contracts do not have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believe that the impact of the credit risk associated with the outstanding derivatives was insignificant.

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

During the six months ended June 30, 2015, the Company did not enter into new foreign exchange forward contracts. At June 30, 2015 and December 31, 2014, no foreign exchange forward contracts were outstanding.

The following table presents the net gains recorded in ‘other income, net’ relating to the foreign exchange contracts not designated as hedges for the periods ending June 30, 2015 and 2014.

Gains Recognized in Other Income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Gains recognized in other income (loss), net	—	$1,976	—	$3,456

The following table presents the net gains recorded in accumulated other comprehensive income relating to the foreign exchange contracts designated as net investment hedges for the periods ending June 30, 2015 and 2014.

Gains on Derivatives:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Gains recognized in other comprehensive income (loss)	—	$—	—	$724	*

*	For and up to three months ended March 31, 2014

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated comprehensive income (loss) for the three months ended June 30, 2015 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(178,727)	$5,638	$(1,418)	$(174,507)
Other comprehensive income (loss) before reclassifications	(16,796)	1,530	—	(15,266)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,122)	30	(1,092)
Net current-period other comprehensive income (loss)	(16,796)	408	30	(16,358)
Ending Balance	$(195,523)	$6,046	$(1,388)	$(190,865)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2015 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,712)	$590	$(1,122)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$34	$(4)	$30

The change in balances of accumulated comprehensive income (loss) for the three months ended June 30, 2014 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(131,845)	$4,426	$(694)	$(128,113)
Other comprehensive income (loss) before reclassifications	(4,019)	2,820	(1)	(1,200)
Amounts reclassified from accumulated other comprehensive income Out-of-period adjustment	— (3,000)	(1,127 —)	6 —	(1,121 (3,000	) )

Net current-period other comprehensive income (loss)	$(7,019)	$1,693	$5	$(5,321)

Ending Balance	$(138,864)	$6,119	$(689)	$(133,434)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2014 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,541)	$414	$(1,127)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$9	$(3)	$6

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2015 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)
Other comprehensive income before reclassifications	(6,113)	3,362	—	(2,751)
Amounts reclassified from accumulated other comprehensive income	—	(1,916)	46	(1,870)

Net current-period other comprehensive income	$(6,113)	$1,446	$46	$(4,621)

Ending Balance	$(195,523)	$6,046	$(1,388)	$(190,865)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(2,905)	$989	$(1,916)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$59	$(13)	$46

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2014 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)
Other comprehensive income before reclassifications	21,552	4,376	—	25,928
Amounts reclassified from accumulated other comprehensive income	—	(2,065)	6	(2,059)
Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income	$18,552	$2,311	$6	$20,869

Ending Balance	$(138,864)	$6,119	$(689)	$(133,434)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(3,054)	$989	$(2,065)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$10	$(4)	$6

8.	TAX ON OTHER COMPREHENSIVE INCOME

Total tax expense on other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Foreign currency translation adjustments	(250)	$(15)	$(193)	$(15)
Tax benefit (expense) on unrealized gains (losses) on securities	(293)	345	(827)	93
Tax benefit (expense) on defined benefit pension plans	(4)	(3)	(13)	(4)

Total tax benefit (expense) on other comprehensive income (loss)	$(547)	$327	$(1,033)	$74

9.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As of June 30, 2015, the total cash and cash equivalents and short term investments balance was $929.7 million. Of that amount, $881.9 million was held by Indian subsidiaries consisting of $432.3 million held in U.S. dollars and $449.6 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At June 30, 2015 and December 31, 2014, approximately $18.5 million and $30.3 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At June 30, 2015 approximately $15.5 million was held in Bank of America. At June 30, 2015, $178.1 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. At year end, December 31, 2014, $13.0 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. The remaining amounts of cash and cash equivalents of $311.7 million were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $294.6 million and $466.6 million at June 30, 2015 and December 31, 2014, respectively.

Short-term investments also include Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities and are reported at cost. As at June 30, 2015, the Company’s Indian subsidiaries had no investments in FMPs of mutual funds and as at December 31,2014,the Company’s Indian subsidiaries invested $15.9 million in FMPs of mutual funds.

The following table summarizes short-term investments as at June 30, 2015 and December 31, 2014:

	2015	2014
	June 30	December 31
	(In thousands)
Investments in mutual funds at fair value	$145,188	$186,842
Term deposits with banks	294,628	466,625
Fixed Maturity Plans (FMPs) of mutual funds, at cost	—	15,886

Total	$439,816	$669,353

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at June 30, 2015 and December 31, 2014 non-current term deposits with banks were $0.09 and $0.11 million, respectively. Term deposits with banks include restricted deposits of $1.04 million and $0.53 million as at June 30, 2015 and December 31, 2014 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

Held to Maturity Securities

Investments in held-to-maturity securities (“HTM”) of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of June 30, 2015	As of December 31, 2014
(In thousands)
Aggregate fair value of the investment	$—	$16,612
Less: Gross unrecognized holding gain	—	726
Net carrying amount	$—	$15,886

10.	LINE OF CREDIT AND TERM LOAN

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

As of June 30, 2015, the interest rate was 1.53% for the three year revolving credit facility and was 1.78% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of June 30, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended June 30, 2015, a principal payment of $ 2.25 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2015, the Company was in compliance with all debt covenants.

As of June 30, 2015 the outstanding balances of the term loan and line of credit, including interest, were $44.33 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at June 30, 2015 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2015	$4,500	$—
2016	$39,750	$90,000

11.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2015		2014
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	83,936	$0.72	83,730	$0.71
Potential dilutive effect of restricted stock options outstanding	199	—	186	—

Diluted earnings per share	84,135	$0.72	83,916	$0.71

	Six Months Ended June 30,
	2015		2014
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	83,922	$1.20	83,704	$1.40
Potential dilutive effect of restricted stock options outstanding	209	—	226	—

Diluted earnings per share	84,131	$1.20	83,930	$1.40

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect 2014 the stock split.

12.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves many companies, including healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while lowering the cost of care and making healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: integrated care, wider use of Electronic Health Records, the increasing prevalence of healthcare banking among others. We also partner with clients to enable their systems and processes to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$115,827	$112,942	$221,173	$221,040
Healthcare and Life Sciences	39,331	38,791	73,746	77,257
Insurance	35,001	34,238	69,366	66,218
Manufacturing	9,929	6,565	18,521	12,900
Retail, Logistics and Telecom	39,709	35,714	77,590	70,358

	$239,797	$228,250	$460,396	$447,773

Gross Profit:
Banking and Financial Services	44,957	45,682	82,756	93,301
Healthcare and Life Sciences	16,420	17,281	29,261	36,530
Insurance	12,111	11,559	23,999	24,164
Manufacturing	2,977	1,927	5,271	3,759
Retail, Logistics and Telecom	15,895	14,682	31,325	30,567

Total Segment Gross Profit	92,360	91,131	172,612	188,321
Corporate Direct cost	(1,267)	(1,583)	(2,705)	(2,750)

Gross Profit	$91,093	$89,548	$169,907	$185,571
Selling, general and administrative expenses	21,728	26,321	57,110	58,542

Income from operations	$69,365	$63,227	$112,797	$127,029

During the three and six months ended June 30, 2015, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $49.9 million, $33.2 million and $29.5 million, respectively, during the three months ended June 30, 2015, contributing approximately 20.8%, 13.9% and 12.3%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended June 30, 2014 from American Express Corp., State Street Bank and Federal Express Corp. were $49.3 million, $32.1 million and $26.2 million, respectively, contributing approximately 21.6%, 14.1% and 11.5%, respectively, of total consolidated revenues. During the six months ended June 30, 2015, revenue from American Express Corp., State Street Bank and Federal Express Corp. were $94.0 million, $64.8 million and $58.8 million, respectively, contributing approximately 20.4%, 14.1% and 12.8%, respectively, of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the six months ended June 30, 2014 from American Express Corp., State Street Bank and Federal Express Corp. were $96.2 million, $63.7 million and $50.9 million, respectively, contributing approximately 21.5%, 14.2% and 11.4%, respectively, of total consolidated revenues. At June 30, 2015 and December 31, 2014, accounts receivable from American Express Corp. were $19.3 million and $19.0 million, respectively. Accounts receivable from State Street Bank were $13.4 million and $11.3 million, respectively, at June 30, 2015 and December 31, 2014. Accounts receivable from Federal Express Corp. were $10.0 million and $14.3 million, respectively, at June 30, 2015 and December 31, 2014.

13.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenues (1)	(in thousands)		(in thousands)
North America (2)	$216,596	$207,679	$415,809	$407,380
India	937	512	1,468	916
Europe (3)	21,454	19,037	41,553	37,489
Rest of the World	810	1,022	1,566	1,988

Total revenue	$239,797	$228,250	$460,396	$447,773

	As of June, 30	As of December, 31
	2015	2014
Long-Lived Assets (4)	(in thousands)
North America (2)	$3,680	$2,645
India	106,770	105,949
Europe (3)	59	71
Rest of the world	1,201	1,292

Total	$111,710	$109,957

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and goodwill.

14.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7%	0.1%	0.5%	0.2%
City taxes	—	0.1%	—	0.1%
Foreign effective tax rates different from US statutory rate	(12.1)%	(15.9)%	(12.4)%	(13.3)%
Tax reserve	—	—	0.1%	(0.8)%
Valuation Allowance	—	2.1%	0.6%	1.0%

Effective Income Tax Rate	23.6%	21.4%	23.8%	22.2%

The effective tax rate for the three months ended June 30, 2015, was affected by an increase in the mix of services being performed on-shore within the U.S. where tax rates are higher, changes in the offshore/onshore, taxable/nontaxable units profit mix of the Company and by a SEZ unit entering a 50% tax holiday effective April 1, 2015 for a 100% tax holiday of five years.

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2010-11 pending at various levels of the Indian tax authorities. Financial year 2011-12 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the tax assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. During the three months ended June 30, 2015, SGPL has defended its tax position for the aforesaid year and the Indian Tax authority has dropped the re-opening of the tax assessment for financial year 2008-09.

The Company has reversed a provision for tax of $ 0.23 million for the quarter ended March 31, 2015 due to the expiration of the time limit with respect to a particular tax provision and made a provision for tax of $0.07 million with respect to a separate particular tax provision.

For the three months ended March 31, 2015, the Company has provided a tax charge of $0.79 million on account of valuation allowance against deferred tax assets recognized on minimum alternative tax. For the three months ended June 30, 2015, the Company has evaluated deferred tax assets and no provision is made on account of valuation allowance against deferred tax assets recognized on minimum alternative tax.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended June 30, 2015, the Company has accrued interest of approximately $0.03 million. The Company has accrued approximately $1.28 million and $1.32 million for interest and penalties as of June 30, 2015 and December 31, 2014, respectively.

The liability for unrecognized tax benefits was $46.36 million and $40.47 million as of June 30, 2015 and December 31, 2014, respectively. The Company has paid income taxes of $40.22 million and $35.86 million against the liabilities for unrecognized tax benefits of $46.36 million and $40.47 million, as of June 30, 2015 and December 31, 2014, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.55 million and potential tax disputes of $3.18 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Most units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011, except that one SEZ unit located at Mumbai and three more SEZ units located at Mumbai completed the tax holiday period on March 31, 2012 and March 31, 2013 respectively. The Company started an IT SEZ unit in the Syntel Chennai SEZ during the year ended December 31, 2010. The Company has started operation in a KPO SEZ unit and IT SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2011 and September 30, 2011 respectively. One SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2012 and another SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2015. Two IT SEZ units and one KPO SEZ unit located at Syntel Pune SEZ have completed their first five years of 100% exemption as of March 31, 2013. The Company started operation in a new IT SEZ unit and a new KPO SEZ unit in the Syntel Pune SEZ in the quarter ended June 30, 2013. The Company started operation in a new SEZ unit in the Syntel Chennai SEZ and Syntel Pune SEZ in the quarter ended June 30, 2014 and December 31, 2014 respectively. The Company has started operation in a KPO SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2015.

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

For the financial year 2010-11, the income tax department has raised a new tax dispute on a particular tax position. Management has evaluated the tax impact on this tax position for the aforesaid financial year and subsequent financial year. As per management estimates, the Company has provided for unrecognized tax benefits of $0.04 million and $0.86 million and for the six months ended June 30, 2015 and the year ended December 31, 2014 respectively. Syntel India filed appeals with the CIT (A) against the aforesaid order.

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

Branch Profit Tax

Syntel India is subject to a 15% U.S. Branch Profit Tax (BPT) related to its effectively connected income in the United States, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the United States. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if U.S. profits were not to be permanently invested, were approximately $7.06 million as of June 30, 2015.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2015, the Company would have accrued taxes of approximately $291.2 million.

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

Syntel India regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a zero service tax on export of services. During the quarter ended June 30, 2014, Syntel India received orders for a service tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a refund of $0.32 million and rejected refunds of $0.58 million. Syntel India filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of service taxes. Syntel India obtained the views of a tax consultant in this matter and the consultant advised that Syntel India is in a strong position to defend the rejections and therefore, no provision has been made in the books.

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a zero service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.45 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid order. The Syntel KPO entity received service tax refunds for the periods October–December 2011 and January–March 2012 of $0.15 million and $0.13 million, respectively. During the quarter ended December 31, 2013, the KPO entity received orders for rejection of Service tax refunds for the period April–December 2012 of $0.71 million. As per the rejection order, there is no nexus of input services with the export of services and the entity is not eligible for refund of the service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the Syntel KPO entity. The Service tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of refund. During the quarter ended June 30, 2014, the Syntel KPO entity received an order for a service tax refund for the period January–March 2013 of $0.20 million, after rejection of $0.05 million. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid rejection. During the quarter ended June 30, 2015, the Syntel KPO entity has received an order for a service tax refund for the period July 2013– March 2014 of US$0.512 million after rejection of US$0.30 million. Syntel plans to file appeals before the Commissioner of Appeal against the aforesaid partial rejection.

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

India Finance Act 2015

The Finance Bill 2015 received the assent of the President of India on 14th May 2015 and has been enacted as the Finance Act 2015. The provisions include clarification on indirect transfers in the Income-tax Act and deferral of the General Anti-Avoidance Rule (GAAR) to financial year 2017-18. Withdrawals for the Direct Tax code and Goods and Service Tax to be implemented from April 1, 2016.

The Finance Bill also includes provisions for an increase in the Surcharge on Income tax from 10% to 12% (consequential increase in corporate tax rate from 33.99% to 34.60% and an increase in the Dividend distribution tax from 16.99% to 17.30% on the gross distributable amount including tax and an increase in the Minimum Alternative Tax (MAT) rate from 20.96% to 21.34%. The service tax rate is to increase to 14% against an earlier rate of 12.36%. In addition to the 14% rate, there would be Swachh Bharat Cess of 2% on the gross value of certain services as may be later established.

The changes, will have not have a material impact on the operations of the Company’s India based entities.

Local Taxes

As of June 30, 2015, the Company had a local tax liability of approximately $3.4 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2014, the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $1.64 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of June 30, 2015 of $28.12 million (net of valuation allowance of $1.64 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.20
2018-19	0.28
2019-20	1.01
2020-21	1.69
2021-22	2.15
2022-23	6.22
2023-24	7.36
2024-25	7.76
2025-26	1.45
Total	28.12
Less: valuation allowance	(1.64)
Total (net of valuation allowance)	26.48

15.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, and December 31, 2014, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $28.0 million and $31.8 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended June 30, 2015. the Company made no accruals towards estimated legal exposures and their related legal expenses.

As at December 31, 2014, the Company had recorded $0.35 million as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

16.	STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”), which amended and extended the 1997 Plan. Under the plan, a total of sixteen million shares of Common Stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options granted under the Amended Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended June 30, 2015 and 2014.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2015 and 2014 was $1.63 million and $1.59 million, respectively, including a charge for restricted stock units. Share-based compensation expense recognized as above for the six months ended June 30, 2015 and 2014 was $3.41 million and $3.01 million, respectively, including a charge for restricted stock.

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

On different dates during the year ended December 31, 2014, 2013 and 2012, and for the six months ended June 30, 2015 the Company issued restricted stock unit awards (adjusted to account for the 2014 stock split) of 293,904, 187,056, 217,656 and 13,840 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock unit) for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$628	$472	$1,244	$932
Selling, general and administrative expenses	997	1,115	2,170	2,081

	$1,625	$1,587	$3,414	$3,013

A summary of the activity for restricted stock unit awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of June 30, 2015 and changes during the period ended is presented below:

	Six Months Ended June 30, 2015		2014
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	564,314	$37.37	501,292	$28.64
Granted	13,840	47.04	293,904	$42.79
Vested	(58,132)	39.31	(227,882)	$25.03
Forfeited	(23,304)	35.37	(3,000)	$44.90

Unvested at June 30	496,718	$37.51	564,314	$37.37

As of June 30, 2015, $14.2 million of total remaining unrecognized stock-based compensation cost related to restricted stock unit awards is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.

17.	VACATION PAY

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $1.8 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively.

The amounts accrued for unutilized earned leave are $22.9 million and $21.5 million as of June 30, 2015 and December 31, 2014, respectively, and are included within accrued payroll and related costs.

18.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through June 30, 2015, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2015 and 2014 was $1.6 million and $0.9 million, respectively, and for the six months ended June 30, 2015 and 2014 were $3.3 million and $1.8 million,respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $12.9 million and $12.1 million as of June 30, 2015 and December 31, 2014, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the six months ended June 30, 2015 and 2014 were $1.9 million and $1.6 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 11.8% and 13.1% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively and 12.3% and 13.2% for the six months ended June 30, 2015 and 2014, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale Securities	$145.2	$—	$—	$145.2
Term Deposits	—	294.7	—	294.7

Total Assets Measured at Fair Value	$145.2	$294.7	$—	$439.9

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale Securities	$186.8	$—	$—	$186.8
Term Deposits	—	466.7	—	466.7

Total Assets Measured at Fair Value	$186.8	$466.7	$—	$653.5

21.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of June 30, 2015 and December 31, 2014.

	(In Millions)
Balance Sheet Item	As of June 30, 2015	As of December 31, 2014
Cash & Cash Equivalents	$178.14	$13.00
Short Term Investments	294.63	466.60
Non-Current Assets	0.09	0.10

Total	$472.86	$479.70

22.	RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, Revenue from Contracts with Customers – Issued May 2014, was scheduled to be effective for Syntel beginning January 1, 2017, however on July,9 2015, the FASB approved the proposal to defer the effective date of the ASU for public companies to January 1, 2018 with an option to elect to adopt the ASU as of original effective date. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (GAAP) and those using International Financial Reporting Standards (IFRS). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Issued January 2015; will be effective for Syntel beginning January 1, 2016.The new standard is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items from U.S. generally accepted accounting principles (GAAP) and also improving the comparability of the financial statements of companies using GAAP and those using International Financial Reporting Standards (IFRS).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended June 30, 2015 increased to $239.8 million from $228.3 million for the three months ended June 30, 2014, representing a 5.1% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide utilized billable headcount as of June 30, 2015 increased by 5.6% to 17,765 employees as compared to 16,829 employees as of June 30, 2014. However, the growth in revenue was not commensurate with the growth in the utilized billable headcount, as the majority of the hiring was done in the second quarter. As of June 30, 2015, the Company had approximately 76.5% of its utilized billable workforce in India as compared to 78.9% as of June 30, 2014. The Company’s top five clients accounted for 59.4% of the total revenues in the three months ended June 30, 2015, down from 60.0% of its total revenues in the three months ended June 30, 2014. The Company’s top five clients accounted for 60.3% of the total revenue in the six months ended June 30, 2015 as compared to 60.1% of its total revenue in the six months ended June 30, 2014. The Company’s top 10 clients accounted for 73.8% of the total revenues in the three months ended June 30, 2015 as compared to 73.2% in the three months ended June 30, 2014. The Company’s top 10 clients accounted for 74.5% of the total revenues in the six months ended June 30, 2015 as compared to 73.1% in the six months ended June 30, 2014. The Company’s top 4-30 clients accounted for 45.2% of the total revenues in the three months ended June 30, 2015, down from 46.0% of its total revenues in the three months ended June 30, 2014. The Company’s top 4-30 clients accounted for 45.1% of the total revenues in the six months ended June 30, 2015, down from 45.9% of its total revenues in the six months ended June 30, 2014.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 62.0% of total revenue for the three months ended June 30, 2015, from 60.8% for the three months ended June 30, 2014. The 1.2% increase in cost of revenues, as a percent of revenues, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances in the second quarter of 2015. Salary increases are discretionary and determined by management. During the three months ended June 30, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 6.56% as compared to the three months ended June 30, 2014. This rupee depreciation positively impacted the Company’s gross margin by 116 basis points, operating income by 182 basis points and net income by 169 basis points, each as a percentage of revenue.

The cost of revenues increased to 63.1% of total revenue for the six months ended June 30, 2015, from 58.6% for the six months ended June 30, 2014. The 4.5% increase in cost of revenues, as a percent of revenues, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by rupee depreciation, a decrease in the bonus provision and decreased travel expenses due to a decrease in foreign living allowances. During the six months ended June 30, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 3.76% as compared to the six months ended June 30, 2014. This rupee depreciation positively impacted the Company’s gross margin by 71 basis points, operating income by 111 basis points and net income by 102 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $115.8 million for the three months ended June 30, 2015 or 48.3% of total revenues, from $112.9 million, or 49.5% of total revenues for the three months ended June 30, 2014. The $2.9 million increase was attributable primarily to revenues from new engagements contributing $69.9 million, largely offset by $55.5 million in lost revenues as a result of project completion and a $11.5 million net reduction in revenues from existing projects. Banking and Financial Services revenues increased to $221.2 million for the six months ended June 30, 2015 or 48.0% of total revenues, from $221.0 million, or 49.4% of total revenues for the six months ended June 30, 2014. The $0.2 million increase was attributable primarily to revenues from new engagements contributing $124.6 million, largely offset by $78.8 million in lost revenues as a result of project completion and a $45.6 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 61.2% of total Banking and Financial Services revenues for the three months ended June 30, 2015, from 59.6% for the three months ended June 30, 2014. The 1.6% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by rupee depreciation, a decrease in the bonus provision and decreased travel expenses due to a decrease in foreign living allowances in the second quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the six months ended June 30, 2015 increased to 62.6% of Banking and Financial Services revenues, from 57.8% for the six months ended June 30, 2014. The 4.8% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $39.3 million for the three months ended June 30, 2015, or 16.4% of total revenues from $38.8 million for the three months ended June 30, 2014, or 17.0% of total revenues. The $0.5 million increase was attributable primarily to revenues from new engagements contributing $12.4 million, largely offset by $9.3 million in lost revenues as a result of project completion and a $2.6 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2015 decreased to $73.7 million, or 16.0% of total revenues, from $77.3 million or 17.3% of total revenues for the six months ended June 30, 2014. The $3.6 million decrease was attributable primarily to a $15.5 million decrease in revenue from project completion and a $7.9 million decrease in revenues from existing projects, largely offset by a $19.8 million increase in revenues from new engagements.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 58.3% of total Healthcare and Life

Sciences revenues for the three months ended June 30, 2015, from 55.5% for the three months ended June 30, 2014. The 2.8% increase in cost of revenues, as a percent of total revenues for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances in the second quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the six months ended June 30, 2015 increased to 60.3% of Healthcare and Life Sciences revenues, from 52.7% for the six months ended June 30, 2014. The 7.6% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances.

Insurance Revenues. Insurance revenues increased to $35.0 million for the three months ended June 30, 2015 or 14.6% of total revenues, from $34.2 million, or 15.0% of total revenues for the three months ended June 30, 2014. The $0.8 million increase was attributable primarily to revenues from new engagements contributing $20.0 million, largely offset by $16.0 million in lost revenues as a result of project completion and a $3.2 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2015 increased to $69.4 million, or 15.1% of total revenues, from $66.2 million or 14.8% of total revenues for the six months ended June 30, 2014. The $3.2 million increase was attributable primarily to revenues from new engagements contributing $38.6 million, largely offset by $26.9 million in lost revenues as a result of project completion and a $8.5 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 65.4% of total insurance revenues for the three months ended June 30, 2015, from 66.2% for the three months ended June 30, 2014. The 0.8% decrease in cost of revenues, as a percent of total revenues for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was attributable primarily to rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances, offset by increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs in the second quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the six months ended June 30, 2015 increased to 65.4% of insurance revenues, from 63.5% for the six months ended June 30, 2014. The 1.9% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances.

Manufacturing Revenues. Manufacturing revenues increased to $9.9 million for the three months ended June 30, 2015 or 4.1% of total revenues, from $6.6 million, or 2.9% of total revenues for the three months ended June 30, 2014. The $3.3 million increase was attributable primarily to $2.0 million net increase in revenues from existing projects and $1.7 million increase in revenues from new engagements, largely offset by $0.4 million in lost revenues as a result of project completion.

The revenues for the six months ended June 30, 2015 increased to $18.5 million, or 4.0% of total revenues, from $12.9 million or 2.9% of total revenues for the six months ended June 30, 2014. The $5.6 million increase was attributable primarily to $4.3 million net increase in revenues from existing projects and $2.6 million increase in revenues from new engagements, largely offset by $1.3 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues decreased to 70.0% of total manufacturing revenues for the three months ended June 30, 2015, from 70.6% for the three months ended June 30, 2014. The 0.6% decrease in cost of revenues for the three months ended June 30, 2015, as a percent of total Manufacturing revenues, as compared to the three months ended June 30, 2014, was attributable primarily to rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances, offset by increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs in the second quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the six months ended June 30, 2015 increased to 71.5% of Manufacturing revenues, from 70.9% for the six months ended June 30, 2014. The 0.6% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $39.7 million for the three months ended June 30, 2015 or 16.6% of total revenues, from $35.7 million, or 15.6% of total revenues for the three months ended June 30, 2014. The $4.0 million increase was attributable primarily to revenues from new engagements contributing $8.7 million and a $5.7 million net increase in revenues from existing projects, largely offset by $10.4 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2015 increased to $77.6 million, or 16.9% of total revenues, from $70.4 million or 15.7% of total revenues for the six months ended June 30, 2014. The $7.2 million increase was attributable primarily to revenues from new engagements contributing $16.6 million and a $8.9 million net increase in revenues from existing projects, largely offset by $18.3 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 60.0% of total Retail, Logistics and Telecom revenues for the three months ended June 30, 2015, from 58.9% for the three months ended June 30, 2014. The 1.1% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances in the second quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the six months ended June 30, 2015 increased to 59.6% of Retail, Logistics and Telecom revenues, from 56.6% for the six months ended June 30, 2014. The 3.0% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was attributable primarily to increases in compensation due to increase in onsite headcount and changes in the Company’s salary model, increased contract cost, salary increases for offshore and onsite employees and increased benefits costs, offset by a rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in foreign living allowances.

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

Corporate Direct Costs cost of revenues decreased to 0.5% of total revenue for the three months ended June 30, 2015, from 0.7% for the three months ended June 30, 2014. The 0.2% decrease in cost of revenues, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was attributable primarily to decreases in headcount and rupee depreciation in the second quarter of 2015. Salary increases are discretionary and determined by management.

Corporate Direct Cost of revenues is constant at 0.6% of total revenue for the six months ended June 30, 2015 and for the six months ended June 30, 2014. The cost is constant primarily due to decreases in headcount and rupee depreciation offset by salary increases for offshore and onsite employees.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2015 were $21.7 million or 9.1% of total revenues, compared to $26.3 million or 11.5% of total revenues for the three months ended June 30, 2014.

Selling, general and administrative expenses for the three months ended June 30, 2015 were impacted by an increase in revenue of $11.5 million that resulted in a 0.4% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to (a) an decrease in corporate expenses of $2.3 million primarily due to an increase in foreign exchange gain of $5.5 million (a $6.5 million gain for the three months ended June 30, 2015 as against a gain of $1.0 million for the three months ended June 30, 2014) offset by an out-of-period accounting adjustment of $3.0 million during the second quarter of 2014 which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts and $0.2 million increase in legal and professional fees; (b) a decrease in compensation due to decrease in bonus provision & decrease in headcount of $2.1 million; (c) decrease in immigration expenses of $0.2 million; (d) an decrease in other expenses of $0.1 million, offset by increase in facility related costs of $0.1 million.

Selling, general, and administrative expenses for the six months ended June 30, 2015 were $57.1 million or 12.4% of total revenues, compared to $58.5 million or 13.1% of total revenues for the six months ended June 30, 2014.

Selling, general and administrative expenses for the six months ended June 30, 2015 were impacted by an increase in revenue of $12.6 million that resulted in a 0.4% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to (a) a decrease in compensation due to decrease in bonus provision and decrease in headcount of $1.0 million; (b) an decrease in corporate expenses of $0.9 million primarily due to an increase in foreign exchange gain of $4.3 million (a $1.7 million gain for the six months ended June 30, 2015 as against a loss of

$2.6 million for the six months ended June 30, 2014) offset by an out-of-period accounting adjustment of $3.0 million during the second quarter of 2014 which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts and $0.4 million increase in legal and professional fees; (c) decrease in immigration expenses of $0.2 million; (d) an decrease in other expenses of $0.1 million, offset by (a) increase in facility related costs of $0.6 million; (b) increase in travel expenses $0.2 million.

Other Income (Loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the three months ended June 30, 2015 was $9.9 million or 4.1% of total revenues, compared to $12.2 million or 5.3% of total revenues for the three months ended June 30, 2014. The decrease in other income of $2.3 million was attributable to a reduction in forward contract gain of $2.0 million and a decrease in interest income of $1.4 million offset by increase in gains from the sale of mutual funds $1.1 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Other income (loss), net for the six months ended June 30, 2015 was $19.2 million or 4.2% of total revenues, compared to $24.0 million or 5.4% of total revenues for the six months ended June 30, 2014. The decrease in other income of $4.8 million was attributable to a reduction in forward contract gain of $3.5 million and a decrease in interest income of $2.4 million offset by increase in gains from the sale of mutual funds $1.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

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

During the three months ended June 30, 2015 and 2014, the effective income tax rates were 23.6% and 21.4%, respectively. During the six months ended June 30, 2015 and 2014, the effective income tax rates were 23.8% and 22.2%, respectively. The tax rate for the three months ended June 30, 2015 and 2014 was impacted by higher offshore profits and lower onsite profits,the taxable/nontaxable and onsite/offshore revenue and expense mix,exchange gain.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended June 30, 2015 the other comprehensive loss amounted to $16.4 million, primarily attributable to foreign currency translation adjustments of $16.5 million. During the six months ended June 30, 2015 the other comprehensive loss amounted to $4.6 million, primarily attributable to foreign currency translation adjustments of $5.9 million.

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

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $489.88 million at June 30, 2015 from $170.89 million at June 30, 2014.

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

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of June 30, 2015, the total cash and cash equivalents and short term investment balances was $929.7 million. Out of the above, an amount of $881.9 million was held by Indian subsidiaries which was composed of an amount of $432.3 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $73.5 million for the six months ended June 30, 2015, consisting principally of increase in net income, offset by increase in accounts receivable, other assets and decrease in other liabilities. The number of days sales outstanding in net accounts receivable was approximately 56 days and 54 days as of June 30, 2015 and 2014, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2014.

Net cash provided by investing activities was $224.1 million for the six months ended June 30, 2015, consisting principally of $118.3 million from sales of mutual funds,$304 million from maturities of term deposits with banks; offset by $10.1 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment, purchase of mutual funds of $53.3 million and the purchase of term deposits with banks of $134.8 million.

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2015 consisting principally of a scheduled quarterly repayment of a loan and borrowing, which is partially offset by excess tax benefits on stock-based compensation plan of $0.3 million.

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

As of June 30, 2015, the interest rate was 1.53% for the three year revolving credit facility and was 1.78% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of June 30, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended June 30, 2015, a principal payment of $ 2.250 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2015, the Company was in compliance with all debt covenants.

As of June 30, 2015 the outstanding balances of the term loan and line of credit, including interest, were $44.33 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at June 30, 2015 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2015	$4,500	$—
2016	$39,750	$90,000

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2015 and 2014 revenues from time and material contracts constituted 59% and 61%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2015 and 2014, revenues from fixed price application management and support engagements constituted 33% and 29% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2015 and 2014, revenues from fixed price application development and integration contracts constituted 8% and 10% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $0.6 million and 0.7 million respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of June 30, 2015 there was no accrual related to litigation. As of December 31, 2014, the Company had recorded $ 0.35 million, as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

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

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at June 30, 2015.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and cash equivalents	$489,883	$197,708
Short-term investments	439,816	669,353

Total	$929,699	$867,061

As at June 30, 2015, the total cash and cash equivalents and short-term investment balance was $929.7 million. Out of the above, an amount of $881.9 million was held by Indian subsidiaries which were comprised of an amount of $432.3 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at June 30, 2015 and December 31, 2014, the Company held 48% and 61% of total funds in Indian rupees.

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

During the three months ended June 30, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 2.59% as compared to the three months ended March 31, 2015. This rupee depreciation positively impacted the Company’s gross margin by 46 basis points, operating income by 72 basis points and net income by 67 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 29.4% and 85.4% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $16.5 million, during the three months ended June 30, 2015, which has been reported as other comprehensive income (loss).

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

During the quarter ended June 30, 2015, the Company did not enter into new foreign exchange forward contracts. At June 30, 2015, no foreign exchange forward contracts were outstanding.

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

Exhibits

Exhibit No.	Description

3(i)	Articles of Incorporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date:	August 4, 2015	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date:	August 4, 2015	/s/ Arvind Godbole
Arvind Godbole,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Articles of Incorporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase