Form 10-Q
period 2015-09-30
SYNTEL INC
filed 2015-11-04
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Common Stock, no par value: 83,885,622 shares outstanding as of September 30, 2015.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014

Net revenues	$253,636	$228,332	$714,032	$676,105
Cost of revenues	146,061	133,804	436,550	396,006

Gross profit	107,575	94,528	277,482	280,099

Selling, general and administrative expenses	15,121	26,566	72,231	85,108

Income from operations	92,454	67,962	205,251	194,991

Other income, net	10,227	10,657	29,452	34,617

Income before provision for income taxes	102,681	78,619	234,703	229,608
Income tax expense	24,990	17,013	56,412	50,570

Net income	77,691	61,606	178,291	179,038

Other comprehensive income
Foreign currency translation adjustments	(34,012)	(22,853)	(39,932)	(5,010)

Gains on derivatives:
Gains arising during period on net investment hedges	—	—	—	724
Unrealized gains on securities:
Unrealized holding gains arising during period	1,477	3,684	4,769	8,270
Reclassification adjustment for gains included in net income	(3,341)	(840)	(4,360)	(3,207)

	(1,864)	2,844	409	5,063
Defined benefit pension plans:
Net profit (loss) arising during period	—	—	—	—
Amortization of prior service cost included in net periodic pension cost	37	12	96	21

	37	12	96	21

Other comprehensive income (loss), before tax	(35,839)	(19,997)	(39,427)	798
Income tax benefits (expenses) related to other comprehensive income	461	(748)	(572)	(674)

Other comprehensive income (loss), net of tax	(35,378)	(20,745)	(39,999)	124

Comprehensive income	$42,313	$40,861	$138,292	$179,162

Earnings per share:
Basic	0.92	0.73	2.12	2.14
Diluted	0.92	0.73	2.12	2.13

Weighted average common shares outstanding:
Basic	84,005	83,832	83,950	83,748

Diluted	84,131	83,968	84,131	83,942

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) September 30, 2015	(Audited) December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$476,904	$197,708
Short-term investments	503,587	669,353
Accounts receivable, net of allowance for doubtful accounts of $ 624 and $703 at September 30, 2015 and December 31, 2014, respectively	115,393	111,993
Revenue earned in excess of billings	41,778	27,493
Deferred income taxes and other current assets	58,660	56,930

Total current assets	1,196,322	1,063,477

Property and equipment	216,016	210,206
Less accumulated depreciation and amortization	108,712	101,155

Property and equipment, net	107,304	109,051

Goodwill	906	906
Non-current term deposits with banks	78	105
Deferred income taxes and other non-current assets	66,613	50,476

TOTAL ASSETS	$1,371,223	$1,224,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	12,171	$9,323
Accrued payroll and related costs	55,216	60,765
Income taxes payable	32,004	23,781
Accrued liabilities	28,625	24,250
Deferred revenue	2,834	3,266
Loans and borrowings	132,223	8,852

Total current liabilities	263,073	130,237

Other non-current liabilities	16,854	16,198
Non-current loans and borrowings	—	129,750

TOTAL LIABILITIES	279,927	276,185

Commitments and contingencies (See Note 15)

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	1,091,296	947,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,371,223	$1,224,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2014	83,742	$1	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830

Net income						178,291		178,291

Other comprehensive loss, net of tax							(39,999)	(39,999)

Excess tax benefits on stock compensation plan				70				70

Restricted stock activity	144		(150)	5,104				5,104

Balance, September 30, 2015	83,886	$1	414	$36,109	$67,422	$1,214,007	$(226,243)	$1,091,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	178,291	179,038
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,620	12,365
Provision for doubtful debts / advances	(83)	—
Realized gains on sales of short term investments	(10,437)	(6,359)
Deferred income taxes	(1,183)	(3,926)
Compensation expense related to restricted stock	5,104	4,619
Unrealized foreign exchange loss	308	—
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(29,667)	(30,064)
Other current assets	(21,426)	(16,403)
Accounts payable, accrued payroll and other liabilities	23,461	11,701
Deferred revenue	(71)	(326)

Net cash provided by operating activities	155,917	150,645

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment expenditures	(13,852)	(13,261)
Proceeds from sale of property and equipment	172	64
Purchase of mutual funds	(74,859)	(249,780)

Purchase of term deposits with banks	(288,559)	(212,035)

Proceeds from sales of mutual funds	188,557	189,860
Maturities of term deposits with banks	334,118	186,135

Net cash (used in)/provided by investing activities	145,577	(99,017)

CASH FLOWS FROM FINANCING ACTIVITIES:

Excess tax benefits on stock-based compensation plans	70	1,028
Repayment of loans and borrowings	(6,375)	(5,250)

Net cash (used in) financing activities	(6,305)	(4,222)

Effect of foreign currency exchange rate changes on cash	(15,993)	(4,665)

Change in cash and cash equivalents	279,196	42,741
Cash and cash equivalents, beginning of period	197,708	178,757

Cash and cash equivalents, end of period	476,904	221,498

Supplemental disclosures of cash flow information:
Cash paid for income taxes	51,826	50,876
Cash paid for interest	1,658	1,730

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2015, the results of their operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The year-end condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company, formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. DE R. L. DE C. V., a Mexican limited liability company.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company; and

•	Syntel Switzerland GmbH, a Switzerland limited liability company

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel Infotech, Inc., a Philippines corporation.

3.	USE OF ESTIMATES

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

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ‘other income, net’ unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter party is a bank, these contracts may have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believe that the impact of the credit risk associated with the outstanding derivatives was insignificant.

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enter into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily comprising of receivables from the parent (Syntel Inc.), other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the nine months ended September 30, 2015, the Company did not enter into new foreign exchange forward contracts. At September 30, 2015 and December 31, 2014, no foreign exchange forward contracts were outstanding.

The following table presents the net gains recorded in ‘other income, net’ relating to the foreign exchange contracts not designated as hedges for the periods ending September 30, 2015 and 2014.

Gains Recognized in Other Income:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Gains recognized in other income, net	—	$43	—	$3,499

The following table presents the net gains recorded in accumulated other comprehensive income relating to the foreign exchange contracts designated as net investment hedges for the periods ending September 30, 2015 and 2014.

Gains on Derivatives:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Gains recognized in other comprehensive income (loss)	—	$—	—	$724	*

*	For and up to three months ended March 31, 2014

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The change in balances of accumulated other comprehensive income (loss) for the three months ended September 30, 2015 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(195,523)	$6,046	$(1,388)	$(190,865)
Other comprehensive income (loss) before reclassifications	(34,181)	966	—	(33,215)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,187)	24	(2,163)
Net current-period other comprehensive income (loss)	(34,181)	(1,221)	24	(35,378)
Ending Balance	$(229,704)	$4,825	$(1,364)	$(226,243)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2015 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(3,341)	$1,154	$(2,187)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$37	$(13)	$24

The change in balances of accumulated other comprehensive income (loss) for the three months ended September 30, 2014 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Beginning balance	$(138,864)	$6,119	$(689)	$(133,434)

Other comprehensive income (loss) before reclassifications	(22,978)	2,852	12	(20,114)
Amounts reclassified from accumulated other comprehensive income	—	(627)	(4)	(631)
Out-of-period adjustment		—	—

Net current-period other comprehensive income (loss)	$(22,978)	$2,225	$8	$(20,745)

Ending Balance	$(161,842)	$8,344	$(681)	$(154,179)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2014 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(840)	$213	$(627)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$—	$(4)	$(4)

The change in balances of accumulated comprehensive income (loss) for the nine months ended September 30, 2015 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)

Other comprehensive income before reclassifications	(40,294)	3,087	—	(37,207)
Amounts reclassified from accumulated other comprehensive income	—	(2,862)	70	(2,792)

Net current-period other comprehensive income	$(40,294)	$225	$70	$(39,999)

Ending Balance	$(229,704)	$4,825	$(1,364)	$(226,243)

Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(4,360)	$1,498	$(2,862)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$96	$(26)	$70

The change in balances of accumulated comprehensive income (loss) for the nine months ended September 30, 2014 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)

Other comprehensive income before reclassifications	(1,426)	6,807	—	5,381
Amounts reclassified from accumulated other comprehensive income	—	(2,271)	14	(2,257)

Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income	$(4,426)	$4,536	$14	$124

Ending Balance	$(161,842))	$8,344	$(681)	$(154,179)

Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(3,207)	$936	$(2,271)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$21	$(7)	$14

8.	TAX ON OTHER COMPREHENSIVE INCOME

Total tax expense on other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Foreign currency translation adjustments	$(169)	$(125)	$(362)	$(140)
Tax benefit (expense) on unrealized gains (losses) on securities	643	(619)	(184)	(527)
Tax benefit (expense) on defined benefit pension plans	(13)	(4)	(26)	(7)

Total tax benefit (expense) on other comprehensive income (loss)	$461	$(748)	$(572)	$(674)

9.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As of September 30, 2015, the total cash and cash equivalents and short term investments balance was $980.5 million of that amount, $923.7 million was held by Indian subsidiaries consisting of $542 million held in U.S. dollars and $381.7 million held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

At September 30, 2015 and December 31, 2014, approximately $Nil and $30.3 million, respectively, were held in JPMorgan Chase Bank NA through a sweep account. At September 30, 2015 approximately $30.2 million was held in Bank of America. At September 30, 2015, $108 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. At year end, December 31, 2014, $13.0 million in term deposits with an original maturity of three months or less were held with the Bank of India and Punjab National Bank. The remaining amounts of cash and cash equivalents of $368.9 million were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $409.1 million and $466.6 million at September 30, 2015 and December 31, 2014, respectively.

Short-term investments also include Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities and are reported at cost. As at September 30, 2015, the Company’s Indian subsidiaries had no investments in FMPs of mutual funds and as at December 31, 2014, the Company’s Indian subsidiaries invested $15.9 million in FMPs of mutual funds.

The following table summarizes short-term investments as at September 30, 2015 and December 31, 2014:

	2015 September 30	2014 December 31
	(In thousands)
Investments in mutual funds at fair value	$94,503	$186,842

Term deposits with banks	409,084	466,625

Fixed Maturity Plans (FMPs) of mutual funds, at cost	—	15,886

Total	$503,587	$669,353

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at September 30, 2015 and December 31, 2014 non-current term deposits with banks were $0.08 and $0.11 million, respectively. Term deposits with banks include restricted deposits of $1.25 million and $0.53 million as at September 30, 2015 and December 31, 2014 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

Held to Maturity Securities

Investments in held-to-maturity securities (“HTM”) of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of September 30, 2015	As of December 31, 2014
(In thousands)
Aggregate fair value of the investment	$—	$16,612
Less: Gross unrecognized holding gain	$—	726
Net carrying amount	$—	$15,886

10.	LINE OF CREDIT AND TERM LOAN

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

As of September 30, 2015, the interest rate was 1.58% for the three year revolving credit facility and was 1.83% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of September 30, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended September 30, 2015, a principal payment of $2.25 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of September 30, 2015, the Company was in compliance with all debt covenants.

As of September 30, 2015 the outstanding balances of the term loan and line of credit, including interest, were $42.08 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at September 30, 2015 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2015	$2,250	$—
2016	$39,750	$90,000

11.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended September 30,
	2015		2014
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	84,005	$0.92	83,832	$0.73
Potential dilutive effect of restricted stock options outstanding	126	0	136	0

Diluted earnings per share	84,131	$0.92	83,968	$0.73

	Nine Months Ended September 30,
	2015		2014
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	83,950	2.12	83,748	$2.14
Potential dilutive effect of restricted stock options outstanding	181	0	194	(0.01)

Diluted earnings per share	84,131	$2.12	83,942	$2.13

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect the 2014 stock split.

12.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

In each of our business segments, we help our customers adapt to market change by providing a broad array of technology-based, industry-specific solutions, which leverage the strong understanding we have of underlying trends in each industry segment that we focus on. These solutions are complemented by strong capabilities in application services, testing, Business Intelligence (BI), IT Infrastructure Management Services (IMS), Knowledge Process Outsourcing (KPO), Social, Mobile, Analytics and Cloud (SMAC) technologies, Enterprise Resource Planning (ERP), and business and technology consulting.

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, capital markets, cards and payments, investments and transaction processing services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by rising global regulatory requirements, an ongoing focus on cost reduction and operational efficiencies and interest in newer technology areas and related services.

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

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for retail and logistics clients include SCM, sales and operations planning mobility, Point of Sale testing, and Multi-Channel, customer and retail store analytics, among others.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net Revenues:

Banking and Financial Services	$125,779	$115,454	$346,952	$336,495
Healthcare and Life Sciences	42,595	35,834	116,341	113,091
Insurance	32,692	35,002	102,058	101,219
Manufacturing	11,239	6,989	29,760	19,890
Retail, Logistics and Telecom	41,331	35,053	118,921	105,410

	$253,636	$228,332	$714,032	$676,105

Gross Profit:
Banking and Financial Services	52,177	48,509	134,933	141,810
Healthcare and Life Sciences	20,312	16,405	49,573	52,935
Insurance	13,151	13,088	37,150	37,252
Manufacturing	3,979	2,232	9,250	5,991
Retail, Logistics and Telecom	19,161	15,499	50,486	46,066

Total Segment Gross Profit	108,780	95,733	281,392	284,054
Corporate Direct cost	(1,205)	(1,205)	(3,910)	(3,955)

Gross Profit	$107,575	$94,528	$277,482	$280,099
Selling, general and administrative expenses	15,121	26,566	72,231	85,108

Income from operations	$92,454	$67,962	$205,251	$194,991

During the three and nine months ended September 30, 2015, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $53.7 million, $38.1 million and $30.4 million, respectively, during the three months ended September 30, 2015, contributing approximately 21.2%, 15.0% and 12.0%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended September 30, 2014 from American Express Corp., State Street Bank and Federal Express Corp. were $51.3 million, $31.2 million and $25.4 million, respectively, contributing approximately 22.5%, 13.7% and 11.1%, respectively, of total consolidated revenues. During the nine months ended September 30, 2015, revenue from American Express Corp., State Street Bank and Federal Express Corp. were $147.7 million, $102.9 million and $89.2 million, respectively, contributing approximately 20.7%, 14.4% and 12.5%, respectively, of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the nine months ended September 30, 2014 from American Express Corp., State Street Bank and Federal Express Corp. were $147.5 million, $94.9 million and $76.4 million, respectively, contributing approximately 21.8%, 14.0% and 11.3%, respectively, of total consolidated revenues. At September 30, 2015 and December 31, 2014, accounts receivable from American Express Corp. were $21.7 million and $19.0 million, respectively. Accounts receivable from State Street Bank were $17.1 million and $11.3 million, respectively, at September 30, 2015 and December 31, 2014. Accounts receivable from Federal Express Corp. were $12.8 million and $14.3 million, respectively, at September 30, 2015 and December 31, 2014.

13.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net Revenues (1)

North America (2)	$229,312	$207,541	$645,121	$614,921
India	1,156	589	2,624	1,505
Europe (3)	22,672	19,146	64,225	56,635
Rest of the World	496	1,056	2,062	3,044

Total revenue	$253,636	$228,332	$714,032	$676,105

	As of September 30	As of December, 31
	2015	2014
	(in thousands)
Long-Lived Assets (4)

North America (2)	$3,477	$2,645
India	103,556	105,949
Europe (3)	60	71
Rest of the world	1,117	1,292

Total	$108,210	$109,957

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and goodwill.

14.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6%	0.8%	0.6%	0.4%
City taxes	—	0.1%	—	0.1%
Foreign effective tax rates different from US statutory rate	(11.3)%	(15.3)%	(12.0)%	(14.0)%
Tax reserve	—	—	0.1%	(0.5)%
Valuation Allowance	—	1.0%	0.3%	1.0%

Effective Income Tax Rate	24.3%	21.6%	24.0%	22.0%

The effective tax rate for the three months ended September 30, 2015, was affected by an increase in the mix of services being performed on-shore within the U.S. where tax rates are higher, changes in the offshore/onshore, taxable/nontaxable units profit mix of the Company and by a SEZ unit entering a 50% tax holiday effective April 1, 2015 for a 100% tax holiday of five years.

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2010-11 pending at various levels of the Indian tax authorities. Financial year 2011-12 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the tax assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. During the three months ended June 30, 2015, SGPL defended its tax position for the aforesaid year and the Indian Tax authority dropped the re-opening of the tax assessment for financial year 2008-09.

The Company has reversed a provision for tax of $ 0.23 million for the quarter ended March 31, 2015 due to the expiration of the time limit with respect to a particular tax provision and made a provision for tax of $0.07 million with respect to a separate particular tax provision.

For the three months ended March 31, 2015, the Company has provided a tax charge of $0.79 million on account of valuation allowance against deferred tax assets recognized on minimum alternative tax. For the three months ended September 30, 2015, the Company has evaluated deferred tax assets and no provision is made on account of valuation allowance against deferred tax assets recognized on minimum alternative tax.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended September 30, 2015, the Company has accrued interest of approximately $0.04 million. The Company has accrued approximately $1.28 million and $1.32 million for interest and penalties as of September 30, 2015 and December 31, 2014, respectively.

The liability for unrecognized tax benefits was $48.54 million and $40.47 million as of September 30, 2015 and December 31, 2014, respectively. The Company has paid income taxes of $40.48 million and $35.86 million against the liabilities for unrecognized tax benefits of $48.54 million and $40.47 million, as of September 30, 2015 and December 31, 2014, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.51 million and potential tax disputes of $3.07 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.58 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.79 million.

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

Syntel India has also not provided for disputed Indian income tax liabilities aggregating $4.78 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.72 million provided for uncertain income tax positions, against which Syntel India filed appeals with the CIT(A). Syntel India received the order for appeal filed with the CIT (A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India was partially upheld. Syntel India has further appealed to the ITAT for the amounts not allowed by the CIT (A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT (A). Syntel India has obtained opinions from independent legal counsels that support Syntel India’s stand in this matter. During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court.

For the financial year 2004-05, the appeal of Syntel India was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A) except with regard to one item. The Income Tax department’s appeal was rejected by the ITAT. The Income Tax Department filed a further appeal before the Bombay High Court for the amounts allowed by the ITAT, except an item on which the CIT (A) granted relief to Syntel India and the Income Tax department did not appeal. Accordingly, Syntel India reversed a tax provision of $0.33 million during the year ended December 31, 2010 with regard to that one item. The Bombay High Court dismissed the Income Tax Department appeal. The Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. For the financial year 2005-06, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by the CIT (A). The Income Tax Department filed a further appeal with the ITAT against the amounts allowed by the CIT (A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2006-07, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT (A). During the three months ended September 30, 2011, the Company received an order for appeal filed with the CIT (A) that partially upheld Syntel India’s contentions. Syntel India filed a further appeal with the ITAT against the amounts not allowed by the CIT (A). The Income Tax Department filed a further appeal against the amounts allowed by the CIT (A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2007-08 to 2009-10, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed appeals with the CIT (A). The Company received orders for appeals filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed further appeals against the amounts allowed by the CIT (A). These appeals are scheduled for hearing before the ITAT in the near future. During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT for the financial year 2007-08. The Income Tax Department may file further appeals before the Bombay High Court.

For the financial year 2010-11, the income tax department has raised a new tax dispute on a particular tax position. Management has evaluated the tax impact on this tax position for the aforesaid financial year and subsequent financial year. As per management estimates, the Company has provided for unrecognized tax benefits of $0.11 million and $0.86 million and for the nine months ended September 30, 2015 and the year ended December 31, 2014 respectively. Syntel India filed appeals with the CIT (A) against the aforesaid order. During the quarter ended September 30, 2015, Syntel India has received a favorable order from income tax department for the financial year 2011-12 and also received a rectification order for the assessment of the aforesaid tax position of the financial year 2010-11.

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

Branch Profit Tax

Syntel India is subject to a 15% U.S. Branch Profit Tax (BPT) related to its effectively connected income in the United States, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the United States. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if U.S. profits were not to be permanently invested, were approximately $7.26 million as of September 30, 2015.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2015, the Company would have accrued taxes of approximately $299.5 million.

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

The Syntel KPO entity regularly files quarterly refund applications and claims refunds of taxes on input services which remain unutilized against a zero service tax on export of services. During the three months ended September 30, 2012, the Syntel KPO entity received orders for the rejection of a service tax refund for the period April–September 2011 of $0.45 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim of refund of service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid order. The Syntel KPO entity received service tax refunds for the periods October–December 2011 and January–March 2012 of $0.15 million and $0.13 million, respectively. During the quarter ended December 31, 2013, the KPO entity received orders for rejection of Service tax refunds for the period April–December 2012 of $0.71 million. As per the rejection order, there is no nexus of input services with the export of services and the entity is not eligible for refund of the service tax. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the Syntel KPO entity. The Service tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of refund. During the quarter ended June 30, 2014, the Syntel KPO entity received an order for a service tax refund for the period January–March 2013 of $0.20 million, after rejection of $0.05 million. The Syntel KPO entity filed appeals before the Commissioner of Appeal against the aforesaid rejection. During the quarter ended June 30, 2015, the Syntel KPO entity has received an order for a service tax refund for the period July 2013– March 2014 of US$0.512 million after rejection of US$0.30 million. Syntel has filed appeals before the Commissioner of Appeal against the aforesaid partial rejection.

The KPO entity has received an order for a service tax refund for the period April – June 2014 of $0.12 million after rejection of $0.12 million. Syntel plans to file appeals before the Commissioner of Appeal against the aforesaid partial rejection

The Company obtained a tax consultant’s advice on the aforesaid orders. The consultant is of the view that the aforesaid orders are contrary to the wording of the service tax notifications and provisions. The Company, therefore, believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company is in a strong position to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

SIPL regularly files service tax returns and filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for a service tax demand of approximately $2.04 million. The Company filed submissions with the service tax department to oppose the aforementioned show cause notice. However, the service tax department passed an order dated February 11, 2013 confirming said demand. The total demand, including penalty amounts, was raised to $3.95 million. In addition to this amount, annual interest at 18%, calculated on a daily basis on the outstanding demand, is payable. SIPL filed an appeal against the said order before the CESTAT and also an application for stay of demand. The CESTAT allowed SIPL’s appeal, set aside the demand and directed the Commissioner to make a fresh examination. However, the service tax department filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Bombay High Court has directed to CESTAT to decide the case on merit rather than directing to commissioner for fresh consideration

The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand. Accordingly, no provision has been made in the Company’s books.

India Finance Act 2015

The Finance Bill 2015 received the assent of the President of India on May 14, 2015 and has been enacted as the Finance Act 2015. The provisions include clarification on indirect transfers in the Income-tax Act and deferral of the General Anti-Avoidance Rule (GAAR) to financial year 2017-18. Withdrawals for the Direct Tax code and Goods and Service Tax to be implemented from April 1, 2016.

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

Local Taxes

As of September 30, 2015, the Company had a local tax liability of approximately $3.4 million (exclusive of interest and/or penalties) relating to employer withholding taxes and employer payroll expense tax.

As of December 31, 2014, the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $1.59 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of September 30, 2015 of $27.16 million (net of valuation allowance of $1.59 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.20
2018-19	0.27
2019-20	0.98
2020-21	1.63
2021-22	1.94
2022-23	6.02
2023-24	7.12
2024-25	7.51
2025-26	3.08

Total	28.75

Less: valuation allowance	(1.59)

Total (net of valuation allowance)	27.16

15.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2015, and December 31, 2014, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $32.0 million and $31.8 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended September 30, 2015. The Company made no accruals towards estimated legal exposures and their related legal expenses.

As at December 31, 2014, the Company had recorded $0.35 million as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

16.	STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”), which amended and extended the 1997 Plan. Under the plan, a total of sixteen million shares of Common Stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options granted under the Amended Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended September 30, 2015 and 2014.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended September 30, 2015 and 2014 was $1.69 million and $1.61 million, respectively, including a charge for restricted stock units. Share-based compensation expense recognized as above for the nine months ended September 30, 2015 and 2014 was $5.10 million and $4.62 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues after taking into account the effects of the 2014 stock splits.

Restricted Stock Units:

Also under the Amended Plan, on different dates during the years ended December 31, 2011 and 2010, the Company issued restricted stock unit awards of 182,728 and 418,716 (adjusted to account for 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price, and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

On different dates during the years ended December 31, 2014, 2013 and 2012, and for the nine months ended September 30, 2015 the Company issued restricted stock unit awards (adjusted to account for the 2014 stock split) of 293,904, 187,056, 217,656 and 18,840 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock unit) for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$586	$573	$1,830	$1,505
Selling, general and administrative expenses	1,104	1,033	3,274	3,114

	$1,690	$1,606	$5,104	$4,619

A summary of the activity for restricted stock unit awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of September 30, 2015 and changes during the period ended is presented below:

	Nine Months Ended September 30, 2015		2014
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value

Unvested at January 1	564,314	$37.37	501,292	$28.64
Granted	18,840	$46.13	293,904	$42.79
Vested	(143,704)	$35.63	(227,882)	$25.03
Forfeited	(25,681)	$35.86	(3,000)	$44.90

Unvested at September 30	413,769	38.47	564,314	$37.37

As of September 30, 2015, $12.64 million of total remaining unrecognized stock-based compensation cost related to restricted stock unit awards is expected to be recognized over the weighted-average remaining requisite service period of 2.1 years.

17.	VACATION PAY

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $1.5 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively.

The amounts accrued for unutilized earned leave are $23 million and $21.5 million as of September 30, 2015 and December 31, 2014, respectively, and are included within accrued payroll and related costs.

18.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through September 30, 2015, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended September 30, 2015 and 2014 was $1.5 million and $1.2 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $4.8 million and $3.00 million,respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $13 million and $12.1 million as of September 30, 2015 and December 31, 2014, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the nine months ended September 30, 2015 and 2014 were $2.8 million and $2.4 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 11.6% and 12.7% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively and 12.0% and 13.0% for the nine months ended September 30, 2015 and 2014, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$94.5	$—	$—	$94.5

Term Deposits	—	409.2	$—	$409.2

Total Assets Measured at Fair Value	$94.5	$409.2		$503.7

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014:

			(In Millions)
	Level 1	Level 2	Level 3	Total

Short Term Investments-
Available for Sale Securities	$186.8	$—	$—	$186.8
Term Deposits	—	466.7	—	466.7

Total Assets Measured at Fair Value	$186.8	$466.7	$—	$653.5

21.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of September 30, 2015 and December 31, 2014.

	(In Millions)
Balance Sheet Item	As of September 30, 2015	As of December 31, 2014
Cash & Cash Equivalents	$108.04	$13.00
Short Term Investments	409.09	466.60
Non-Current Assets	0.08	0.10

Total	$517.21	$479.70

22.	RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, Revenue from Contracts with Customers – Issued May 2014, was scheduled to be effective for Syntel beginning January 1, 2017, however on July, 9 2015, the FASB approved the proposal to defer the effective date of the ASU for public companies to January 1, 2018 with an option to elect to adopt the ASU as of original effective date. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (GAAP) and those using International Financial Reporting Standards (IFRS). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In April 2015, the FASB issued a standard related to the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. The adoption of this standard will affect financial statement presentation only and is expected to have no effect on our financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended September 30, 2015 increased to $253.6 million from $228.3 million for the three months ended September 30, 2014, representing a 11.1% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide utilized billable headcount as of September 30, 2015 increased by 8.7% to 18,516 employees as compared to 17,039 employees as of September 30, 2014. However, the growth in revenue was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of September 30, 2015, the Company had approximately 76.4% of its utilized billable workforce in India as compared to 79.1% as of September 30, 2014. The Company’s top five clients accounted for 58.3% of the total revenues in the three months ended September 30, 2015, down from 60.6% of its total revenues in the three months ended September 30, 2014. The Company’s top five clients accounted for 59.5% of the total revenue in the nine months ended September 30, 2015 as compared to 60.3% of its total revenue in the nine months ended September 30, 2014. The Company’s top 10 clients accounted for 72.7% of the total revenues in the three months ended September 30, 2015 as compared to 74.3% in the three months ended September 30, 2014. The Company’s top 10 clients accounted for 73.8% of the total revenues in the nine months ended September 30, 2015 as compared to 73.5% in the nine months ended September 30, 2014. The Company’s top 4-30 clients accounted for 43.3% of the total revenues in the three months ended September 30, 2015, down from 46.7% of its total revenues in the three months ended September 30, 2014. The Company’s top 4-30 clients accounted for 44.2% of the total revenues in the nine months ended September 30, 2015, down from 46.1% of its total revenues in the nine months ended September 30, 2014.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 57.6% of total revenue for the three months ended September 30, 2015, from 58.6% for the three months ended September 30, 2014. The 1.0% decrease in cost of revenues, as a percent of revenues, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was attributable primarily to rupee depreciation, offset by increases in compensation due to increase in onsite headcount, increased contract cost, increased benefits costs and increased immigration expenses, in the third quarter of 2015. Salary increases are discretionary and determined by management. During the three months ended September 30, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 7.62% as compared to the three months ended September 30, 2014. This rupee depreciation positively impacted the Company’s gross margin by 118 basis points, operating income by 191 basis points and net income by 194 basis points, each as a percentage of revenue.

The cost of revenues increased to 61.1% of total revenue for the nine months ended September 30, 2015, from 58.6% for the nine months ended September 30, 2014. The 2.5% increase in cost of revenues, as a percent of revenues, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, benefits costs and increased immigration expenses, offset by rupee depreciation and decreased travel expenses due to a decrease in foreign living allowances. During the nine months ended September 30, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 5.05% as compared to the nine months ended September 30, 2014. This rupee depreciation positively impacted the Company’s gross margin by 89 basis points, operating income by 141 basis points and net income by 134 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $125.8 million for the three months ended September 30, 2015 or 49.6% of total revenues, from $115.5 million, or 50.6% of total revenues for the three months ended September 30, 2014. The $10.3 million increase was attributable primarily to revenues from new engagements contributing $77.5 million, largely offset by $66.8 million in lost revenues as a result of project completion and a $0.4 million net reduction in revenues from existing projects. Banking and Financial Services revenues increased to $347.0 million for the nine months ended September 30, 2015 or 48.6% of total revenues, from $336.5 million, or 49.8% of total revenues for the nine months ended September 30, 2014. The $10.5 million increase was attributable primarily to revenues from new engagements contributing $195.1 million, largely offset by $118.2 million in lost revenues as a result of project completion and a $66.4 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 58.5% of total Banking and Financial Services revenues for the three months ended September 30, 2015, from 58.0% for the three months ended September 30, 2014. The 0.5% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount, increased contract cost, benefits costs and increased immigration expenses, offset by rupee depreciation in the third quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the nine months ended September 30, 2015 increased to 61.1% of Banking and Financial Services revenues, from 57.9% for the nine months ended September 30, 2014. The 3.2% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, benefits costs and increased immigration expenses, offset by rupee depreciation and decreased travel expenses due to a decrease in foreign living allowances.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $42.6 million for the three months ended September 30, 2015, or 16.8% of total revenues from $35.8 million for the three months ended September 30, 2014, or 15.7% of total revenues. The $6.8 million increase was attributable primarily to revenues from new engagements contributing $21.0 million, largely offset by $7.4 million net reduction in revenues from existing projects and a $6.8 million reduction in revenues as a result of project completion. The revenues for the nine months ended September 30, 2015 increased to $116.3 million, or 16.3% of total revenues, from $113.1 million or 16.7% of total revenues for the nine months ended September 30, 2014. The $3.2 million increase was attributable primarily to revenues from new engagements contributing $36.4 million, largely offset by $17.1 million reduction in lost revenues as a result of project completion and $16.1 million net reduction in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues decreased to 52.3% of total Healthcare and Life Sciences revenues for the three months ended September 30, 2015, from 54.2% for the three months ended September 30, 2014. The 1.9% decrease in cost of revenues, as a percent of total revenues for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was attributable primarily to rupee depreciation, offset by increases in compensation due to increase in onsite headcount, increased contract cost, increased benefits costs and increased immigration expenses in the third quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the nine months ended September 30, 2015 increased to 57.4% of Healthcare and Life Sciences revenues, from 53.2% for the nine months ended September 30, 2014. The 4.2% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, benefits costs and increased immigration expenses, offset by rupee depreciation and decreased travel expenses due to a decrease in foreign living allowances.

Insurance Revenues. Insurance revenues decreased to $32.7 million for the three months ended September 30, 2015 or 12.9% of total revenues, from $35.0 million, or 15.3% of total revenues for the three months ended September 30, 2014. The $2.3 million decrease was attributable primarily to $18.8 million in lost revenues as a result of project completion and a $2.1 million net reduction in revenues from existing projects, largely offset by an $18.6 million increase in revenue from new engagements. The revenues for the nine months ended September 30, 2015 increased to $102.1 million, or 14.3% of total revenues, from $101.2 million or 15.0% of total revenues for the nine months ended September 30, 2014. The $0.9 million increase was attributable primarily to revenues from new engagements contributing $53.5 million, largely offset by $37.6 million in lost revenues as a result of project completion and a $15.0 million net reduction in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 59.8% of total insurance revenues for the three months ended September 30, 2015, from 62.6% for the three months ended September 30, 2014. The 2.8% decrease in cost of revenues, as a percent of total revenues for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was attributable primarily to rupee depreciation, offset by increases in compensation due to increase in onsite headcount, increased contract cost, increased benefits costs and increased immigration expenses in the third quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the nine months ended September 30, 2015 increased to 63.6% of insurance revenues, from 63.2% for the nine months ended September 30, 2014. The 0.4% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, benefits costs and increased immigration expenses, offset by rupee depreciation and decreased travel expenses due to a decrease in foreign living allowances.

Manufacturing Revenues. Manufacturing revenues increased to $11.2 million for the three months ended September 30, 2015 or 4.4% of total revenues, from $7.0 million, or 3.1% of total revenues for the three months ended September 30, 2014. The $4.2 million increase was attributable primarily to $3.2 million increase in revenues from new engagements and a net $1.7 million increase in revenues from existing projects, largely offset by $0.7 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2015 increased to $29.8 million, or 4.2% of total revenues, from $19.9 million or 2.9% of total revenues for the nine months ended September 30, 2014. The $9.9 million increase was attributable primarily to $5.8 million net increase in revenues from existing projects and $5.6 million increase in revenues from new engagements, largely offset by $1.5 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues decreased to 64.6% of total manufacturing revenues for the three months ended September 30, 2015, from 68.1% for the three months ended September 30, 2014. The 3.5% decrease in cost of revenues for the three months ended September 30, 2015, as a percent of total Manufacturing revenues, as compared to the three months ended September 30, 2014, was attributable primarily to rupee depreciation, offset by increases in compensation due to increase in onsite headcount, increased contract cost, increased benefits costs and increased immigration expenses in the third quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the nine months ended September 30, 2015 decreased to 68.9% of Manufacturing revenues, from 69.9% for the nine months ended September 30, 2014. The 1.0% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to rupee depreciation and decreased travel expenses due to a decrease in foreign living allowances offset by increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, benefits costs and increased immigration expenses.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $41.3 million for the three months ended September 30, 2015 or 16.3% of total revenues, from $35.1 million, or 15.4% of total revenues for the three months ended September 30, 2014. The $6.2 million increase was attributable primarily to revenues from new engagements contributing $10.3 million and a $7.1 million net increase in revenues from existing projects, largely offset by $11.2 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2015 increased to $118.9 million, or 16.7% of total revenues, from $105.4 million or 15.6% of total revenues for the nine months ended September 30, 2014. The $13.5 million increase was attributable primarily to revenues from new engagements contributing $24.7 million and a $10.6 million net increase in revenues from existing projects, largely offset by $21.8 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 53.6% of total Retail, Logistics and Telecom revenues for the three months ended September 30, 2015, from 55.8% for the three months ended September 30, 2014. The 2.2% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was attributable primarily to rupee depreciation, offset by increases in compensation due to increase in onsite headcount, increased contract cost, increased benefits costs and increased immigration expenses in the third quarter of 2015. Salary increases are discretionary and determined by management.

Cost of revenues for the nine months ended September 30, 2015 increased to 57.5% of Retail, Logistics and Telecom revenues, from 56.3% for the nine months ended September 30, 2014. The 1.2% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to increases in compensation due to increased onsite headcount and changes in the Company’s salary model, increased contract cost, benefits costs and increased immigration expenses, offset by rupee depreciation and decreased travel expenses due to a decrease in foreign living allowances.

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

Corporate Direct Costs cost of revenues is constant at 0.5% of total revenue for the three months ended September 30, 2015 and for the three months ended September 30, 2014. The cost is constant primarily due to increase in headcount offset by rupee depreciation in the third quarter of 2015. Salary increases are discretionary and determined by management.

Corporate Direct Cost of revenues decreased to 0.5% of total revenue for the nine months ended September 30, 2015 from 0.6% for the nine months ended September 30, 2014. The 0.1% decrease in cost of revenues, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was attributable primarily to rupee depreciation offset by increase in headcount.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2015 were $15.1 million or 6.0% of total revenues, compared to $26.6 million or 11.6% of total revenues for the three months ended September 30, 2014.

Selling, general and administrative expenses for the three months ended September 30, 2015 were impacted by an increase in revenue of $25.3 million that resulted in a 0.6% decrease in selling, general and administrative expenses as a percentage of total revenue.

The overall decrease in selling, general and administrative expenses was attributable to (a) a decrease in corporate expenses of $10.5 million primarily due to an increase in foreign exchange gain of $10.3 million (a $14.5 million gain for the three months ended September 30, 2015 as against a gain of $4.2 million for the three months ended September 30, 2014) and $0.2 million decrease in legal and professional fees; (b) a decrease in facility related costs of $0.7 million; (c) decrease in marketing expenses of $0.3 million; (d) decrease in immigration expenses of $0.3 million; and (e) a decrease in other expenses of $0.3 million, offset by increase in compensation due to increase in bonus provision and increase in headcount of $0.6 million.

Selling, general, and administrative expenses for the nine months ended September 30, 2015 were $72.2 million or 10.1% of total revenues, compared to $85.1 million or 12.6% of total revenues for the nine months ended September 30, 2014.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were impacted by an increase in revenue of $37.9 million that resulted in a 0.6% decrease in selling, general and administrative expenses as a percentage of total revenue.

The overall decrease in selling, general and administrative expenses was attributable to (a) a decrease in corporate expenses of $11.4 million primarily due to an increase in foreign exchange gain of $14.6 million (a $16.2 million gain for the nine months ended September 30, 2015 as against a gain of $1.6 million for the nine months ended September 30, 2014) offset by an out-of-period accounting adjustment of $3.0 million during the third quarter of 2014 which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the third quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts and $0.2 million increase in legal and professional fees; (b) decrease in immigration expenses of $0.6 million; (c) a decrease in compensation due to decrease in headcount of $0.4 million; (d) decrease in marketing expenses of $0.3 million; and (e) a decrease in other expenses of $0.4 million, offset by increase in travel expenses of $0.2 million.

Other Income (Loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (loss), net for the three months ended September 30, 2015 was $10.2 million or 4.0% of total revenues, compared to $10.7 million or 4.7% of total revenues for the three months ended September 30, 2014. The decrease in other income of $0.5 million was attributable to a decrease in interest income of $1.8 million, decrease in other miscellaneous income of $1.2 million and decrease in interest on an Income Tax (IT) refund of $0.3 million offset by increase in gains from the sale of mutual funds $2.8 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other income (loss), net for the nine months ended September 30, 2015 was $29.5 million or 4.1% of total revenues, compared to $34.6 million or 5.1% of total revenues for the nine months ended September 30, 2014. The decrease in other income of $5.1 million was attributable to decrease in interest income of $4.2 million, a reduction in forward contract gain of $3.5 million, decrease in other miscellaneous income of $1.2 million and decrease in interest on an Income Tax (IT) refund of $0.3 million and offset by increase in gains from the sale of mutual funds $4.0 million and decrease in interest expenses of $0.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

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

During the three months ended September 30, 2015 and 2014, the effective income tax rates were 24.3% and 21.6%, respectively. During the nine months ended September 30, 2015 and 2014, the effective income tax rates were 24.0% and 22.0%, respectively. The tax rate for the three months ended September 30, 2015 and 2014 was impacted by higher offshore profits and lower onsite profits, the taxable/nontaxable and onsite/offshore revenue and expense mix, exchange gain.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended September 30, 2015 the other comprehensive loss amounted to $35.4 million, primarily attributable to foreign currency translation adjustments of a loss of $34.0 million. During the nine months ended September 30, 2015 the other comprehensive loss amounted to $40.0 million, primarily attributable to foreign currency translation adjustments of a loss of $39.9 million.

During the three months ended September 30, 2014 the other comprehensive loss amounted to $20.7 million primarily attributable to foreign currency translation adjustments of a loss $22.9 million . During the nine months ended September 30, 2014 the other comprehensive gain amounted to $0.1 million, primarily attributable to foreign currency translation adjustments of a loss of $5.0 million , which includes an out-of-period adjustment of $3.0 million, related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts, partially offset by unrealized holding gain on securities of $5.1 million.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and Cash equivalents increased to $476.9 million at September 30, 2015 from $221.5 million at September 30, 2014.

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

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of September 30, 2015, the total cash and cash equivalents and short term investment balances was $980.5 million. Out of the above, an amount of $923.66 million was held by Indian subsidiaries which was composed of an amount of $542 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $155.92 million for the nine months ended September 30, 2015, consisting principally of increase in net income and increase in other liabilities, offset by increase in accounts receivable, other assets. The number of days sales outstanding in net accounts receivable was approximately 56 days and 54 days as of September 30, 2015 and 2014, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2014.

Net cash provided by investing activities was $145.58 million for the nine months ended September 30, 2015, consisting principally of $188.56 million from sales of mutual funds, $334.1 million from maturities of term deposits with banks; offset by $13.68 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment, purchase of mutual funds of $74.86 million and the purchase of term deposits with banks of $288.56 million.

Net cash used in financing activities was $6.31 million for the nine months ended September 30, 2015 consisting principally of a scheduled quarterly repayment of a loan $6.38 million and borrowing, which is partially offset by excess tax benefits on stock-based compensation plan of $0.07 million.

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

As of September 30, 2015, the interest rate was 1.58% for the three year revolving credit facility and was 1.83% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of September 30, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended September 30, 2015, a principal payment of $ 2.25 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of September 30, 2015, the Company was in compliance with all debt covenants.

As of September 30, 2015 the outstanding balances of the term loan and line of credit, including interest, were $42.08 million and $90.14 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at September 30, 2015 are as follows:

	Term Loan	Revolving Credit Facility
	(In thousands)
2015	$2,250	$—
2016	$39,750	$90,000

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

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2015 and 2014 revenues from time and material contracts constituted 60% and 62%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2015 and 2014, revenues from fixed price application management and support engagements constituted 32% and 29% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2015 and 2014, revenues from fixed price application development and integration contracts constituted 8% and 9% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $0.6 million and 0.7 million respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of September 30, 2015 there was no accrual related to litigation. As of December 31, 2014, the Company had recorded $ 0.35 million, as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

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

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at September 30, 2015.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	September 30,	December 31,
ASSETS	2015	2014
	(in thousands)

Cash and cash equivalents	$476,904	$197,708
Short-term investments	503,587	669,353

Total	$980,491	$867,061

As at September 30, 2015, the total cash and cash equivalents and short-term investment balance was $980.5 million. Out of the above, an amount of $923.7 million was held by Indian subsidiaries which were comprised of an amount of $542 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at September 30, 2015 and December 31, 2014, the Company held 39% and 61% of total funds in Indian rupees.

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

During the three months ended September 30, 2015, the Indian rupee has depreciated against the U.S. dollar, on average, 2.64% as compared to the three months ended June 30, 2015. This rupee depreciation positively impacted the Company’s gross margin by 41 basis points, operating income by 66 basis points and net income by 67 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 28.1% and 82.2% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $34 million, during the three months ended September 30, 2015, which has been reported as other comprehensive income(loss).

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company currently anticipates that interest rate risk or foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter party is a bank, these contracts may have a material impact on the financial statements.

During the quarter ended September 30, 2015, the Company did not enter into new foreign exchange forward contracts. At September 30, 2015, no foreign exchange forward contracts were outstanding.

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

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, except as described below.

As previously disclosed in the Company’s Form 8-K dated September 30, 2015, effective October 1, 2015, Syntel, Inc. (“Syntel”), State Street Syntel Services Private Limited (“S4PL”) and State Street Bank and Trust Company (“State Street”) entered into an Amendment of a Master Services Agreement (“Amended MSA”) modifying the existing Master Services Agreement with respect to KPO services that are and may be provided by S4PL to State Street and its affiliates under a joint venture which was created by a Shareholders Agreement between a State Street affiliate, Syntel, and certain Syntel affiliates. The Amended MSA extends the period for providing such services through September 30, 2020. As a result, the third paragraph of the risk factor entitled “The Company’s business could be materially adversely affected if one of the Company’s significant clients terminates its engagement of the Company or if there is a downturn in one of the industries the Company serves” in the Company’s Form 10-K for the year ended December 31, 2014 is amended and restated in its entirety as set forth below.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between the Company and State Street Bank Trust and its affiliate. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 13%, 14% and 15% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments and, has an initial expiration date of September 30, 2020 with the ability to extend by mutual consent for an additional one-year term. The State Street Bank and Trust Company, through a separate shareholders agreement between its affiliate and the Company, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by the affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (September 30, 2020) or the expiration of the renewal term (September 30, 2021), (ii) in the event that State Street Bank and Trust Company or its affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if the State Street Bank and Trust Company and its affiliates suffers certain cumulative losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to the State Street Bank and Trust Company. The State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

SYNTEL, INC.

Date : November 4, 2015	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date : November 4, 2015	/s/ Arvind Godbole
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