Form 10-K
period 2015-12-31
SYNTEL INC
filed 2016-02-26
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2015, based on the last sale price of $47.48 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $1,508,282,774.

As of January 29, 2016, the Registrant had 83,947,151 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on or about June 6, 2016 are incorporated by reference into Part III hereof.

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

The Company has revised its segment figures presented for the year ended December 31, 2013 to conform to this presentation.

In each of our business segments, we help our customers adapt to market change by providing a broad array of technology-based, industry-specific solutions. These solutions leverage the strong understanding we have of key underlying trends in each industry segment that we focus on. These solutions are complemented by strong capabilities in Digital Modernization, Social, Mobile, Analytics and Cloud (SMAC) technologies Business Intelligence (BI), Knowledge Process Outsourcing (KPO), application services, testing, Enterprise Resource Planning (ERP), IT Infrastructure Management Services (IMS), and business and technology consulting.

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, capital markets, cards and payments, investments and transaction processing services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by rising global regulatory requirements, customer interest in newer technology areas and related services such as digital modernization, and an ongoing focus on cost reduction and operational efficiencies.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: integrated care, wider use of Electronic Health Records, and the increasing prevalence of healthcare banking, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as: policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents. This is often accomplished through the use of digital front-end technologies like the Cloud, social media and mobile, and supported by modernization of applications and infrastructure elements. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations.

Manufacturing

We provide technology services and business consulting in a range of sub-sectors, including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials, natural resources and chemicals. Demand for our services in this segment are being driven by trends such as the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains, among others. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek the Company’s assistance in becoming more efficient and cost-effective and in helping to drive business transformation. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for retail and logistics clients include SCM, sales and operations planning, mobility, Point of Sale (POS) testing, Multi-Channel, customer and retail store analytics, among others.

In addition, there is strong demand for digital modernization services across these industries to enhance efficiency and agility of their underlying technology systems.

In Telecom, we help our clients address important changes in the telecom industry, such as the transition to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction.

INDUSTRY

The rapid pace of business change and technology innovation over the past several years has increased the urgency for corporations to modernize and transform their business processes and technology environments to remain competitive and adopt new digital business models.

Global 2000 companies are faced with a dual challenge:

•	Manage and optimize “Run the Business” services, or IT and process outsourcing services that are primarily characterized by an emphasis on scale and cost factors. These services feature standardized business processes and promote a high level of stability.

•	Invest in “Change the Business” initiatives, which are transformational in nature and seek to achieve greater enterprise growth, speed and agility. These types of services require a focus on innovation, often involve dynamic requirements, and can create a high degree of organizational change.

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

In addition, globalization is an integral element of the business strategy of any Global 2000 corporation that seeks to balance their “Run” and “Change” needs. Services globalization enables companies to access a global pool of talent and capabilities to drive greater competiveness. A well-executed global services model delivers higher quality, lower cost, faster turnaround and responsive and customized service.

Syntel’s customer centric approach delivers tangible value to clients through a flexible model which combines technology and business domain expertise to develop innovative solutions to solve unique business problems. Our organization is focused on and aligned with helping customers strike the right balance between investing in new initiatives and optimizing and modernizing existing ones.

Syntel’s “Customer for Life” philosophy emphasizes flexibility, customer responsiveness, value focus and a tradition of delivery excellence.

During 2015, the Company provided services to 130 customers primarily in the U.S. and Europe. The Company has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers so as to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its domain expertise, breadth of services and strong alignment with client cultures and business imperatives are important decision factors in the Company being chosen as a preferred vendor.

The Company has an integrated sales and marketing approach that leverages a dedicated sales team to identify and acquire new accounts and work with engagement teams to expand and cross-sell within existing accounts. In addition, Syntel’s Strategic Sourcing Services group – formed in 2014 – is tasked with pursuing and signing large outsourcing deals for the Company.

The Company believes that human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2015, Syntel’s worldwide billable headcount consisted of 18,093 professionals providing professional services to Syntel’s customers.

Over its 35-year history, Syntel has invested in the development of intellectual capital such as proven methodologies, practices, and innovative tools and accelerators as well as technical expertise for the development, management and transformation of its customers’ information systems and business processes.

The information set forth under Note 16, “Geographic Information,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

COMPETITIVE ADVANTAGES

Syntel has developed proven and effective processes to handle large, complex engagements and efficiently deliver high quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s, “customer for life” philosophy, domain expertise, end-to-end service offerings, intellectual capital fixed-priced and fixed-time frame approach, and global delivery model are key competitive advantages.

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

Deep Industry Expertise: Syntel’s mission statement is “We create new opportunities for our clients by harnessing our talent, passion and innovation.” The Company is focused on developing a strong understanding of its clients’ businesses to drive new opportunities that improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high value, high quality services that are strongly linked to their underlying business. For the year ended December 31, 2015, the Company’s percentage of revenue by industry segment was 49%, 16%, 14%, 4% and 17% for banking and financial services, healthcare and life sciences, insurance, manufacturing and retail, logistics and telecom, respectively.

Depth and Breadth of Technology Service Offerings: The Company provides a comprehensive range of technology services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, architecture planning, KPO services, migration and testing services. Syntel has also invested in developing strong capabilities in digital technology areas including cloud computing, analytics, automation, mobility, modernization and business process management. This broad technology expertise is strongly complemented by the Company’s focus, specialization and deep domain expertise in key industries. Syntel’s knowledge, experience, and technology expertise enables the Company to partner closely with its customers to address a range of pressing business needs.

Intellectual Capital: Over its 35-year history, Syntel has developed proven methodologies, practices, accelerators, tools, utilities, reusable components and technical expertise for the development and management of its customers’ information systems and business processes.

The Company believes this intellectual capital enhances its ability to understand customer needs, design customized solutions and provide quality services in a timely and cost-effective manner.

The Company strives to continually enhance this knowledge base by creating competencies in emerging technical fields such as automation, big data analytics, cloud computing, mobile and embedded technologies, open source platforms, and social media.

Through these efforts, the Company becomes more valuable to its clients and is often able to expand the scope of its work for existing customers.

In order to protect the Company’s rights in this intellectual capital, the Company relies upon a combination of non-disclosure and other contractual arrangements as well as trade secret, patent, copyright and trademark laws. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients, which limits access to and distribution of the Company’s proprietary information.

Fixed-Price and Fixed-Time Frame: Syntel has historically performed part of its services on a fixed-price, fixed-time frame basis, which the Company believes aligns its objectives with those of its clients. The Company also believes its ability to offer fixed-price and fixed-time frame processes is an important competitive differentiator in the marketplace. The Company leverages its domain expertise, skilled technical resources and proprietary tools and methodologies to deliver to customer expectations on these engagements.

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

Syntel’s Global Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery. Benefits to the client include responsive delivery based on an in-depth understanding of client-specific processes and needs, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, scalability, and cost-effectiveness. Syntel has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India; Glasgow, Scotland; and Manila, Philippines. The Company has offsite development facilities in Phoenix, Arizona, Memphis, Tennessee, Nashville, Tennessee and Sparks, Maryland, and a support center in Cary, North Carolina to support the Company’s Global Delivery Model.

BUSINESS STRATEGY

The Company’s objective is to become a strategic partner with its customers in managing the full IT/KPO services lifecycle. The Company plans to continue to pursue the following strategies to achieve this objective:

Grow Application Services Through Alignment With Customer Challenges. Two notable business challenges faced by clients today are optimizing their “Run the Business” costs and freeing up resources to “Change the Business.” Syntel has realigned its delivery structure to create dedicated teams focused on developing and delivering value-added services that address this dual dynamic. The Company’s Managed Services Organization encompasses Syntel’s application development, management, maintenance, digital modernization IT infrastructure and testing practices, and is designed to deliver the services that run its clients’ businesses on a daily basis. Syntel’s Digital One practice executes digital transformation projects that deploy SMAC technologies to enable clients to leverage emerging technologies to open new markets and create competitive advantage. The Company has also invested significantly in additional sales and marketing resources, as well as hiring engagement and delivery personnel to develop proprietary solutions, accelerators and methodologies in support of these two service lines.

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

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of the Company’s services are delivered from offshore delivery locations. Measured by billable headcount, approximately 75% and 78% of services were delivered from offshore centers as of December 31, 2015 and as of December 31, 2014 respectively.

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

SERVICE OFFERINGS

Syntel provides a broad range of services to its customers through its IT services including Managed Services, Digital One™ and KPO services.

Through its Managed Services offering, the Company provides complete software applications development, maintenance, digital modernization testing, IT infrastructure, cloud and migration services. Through its SyntBots™ platform, the Company delivers robust, internally developed automation capabilities that enhance the productivity and quality of its Managed Services offerings.

Through its Digital One service line, the Company provides a range of consulting and implementation services built around enterprise architecture; data warehousing and business intelligence; Enterprise Application Integration (EAI); and SMAC technologies including social media; web and mobile applications; Big Data; analytics and Internet of Things (IoT).

Through its KPO service offerings, the Company provides a host of high value outsourced solutions for knowledge and business processes.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. During 2015, approximately 99% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India were assessed at the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) – Level 5. Syntel is also an ISO 9001:2008 and ISO 27001:2005 certified company and has achieved SSAE 16 Type II Certification.

Managed Services

Syntel provides end-to-end “Run the Business” services to its clients across all industries through its Managed Services offering. The goal of Managed Services is to create new sources of value from existing client technology investments by moving to “as-a-service” models. Syntel’s Managed Services Organization was created in 2014 by consolidating pre-existing groups responsible for delivering application services, testing, IT infrastructure, migration and cloud computing services. This group has been further augmented by investments in service capabilities and intellectual property that reflect customer needs.

Through application services, Syntel assumes responsibility for and manages the complete lifecycle of development, management and maintenance of business applications. Along with application services, Syntel’s Managed Services Organization also provides a suite of complementary service offerings such as testing, IT infrastructure services, cloud computing and digital modernization. Syntel’s digital modernization solutions leverage an automated approach enable the seamless adoption of new technologies and to ensure interoperability between a customer’s new and existing technology investments.

The Managed Services offering is designed to drive greater efficiency, agility and client satisfaction through integrated and automated delivery of application and infrastructure services in an industrialized model.

Syntel has developed methodologies, processes and tools to effectively integrate and execute Managed Services engagements. The key enabler of Syntel’s Managed Services offering is the Company’s proprietary MIII: Manage–Migrate–Modernize offering. MIII enables clients to objectively examine their existing technology investments and make informed decisions about which applications should be managed as-is, which could benefit from migration to a different system or platform, and which should be modernized to newer technologies. The Company’s MIII offering is powered by the SyntBots automation platform, which enhances the efficiency and quality of this offering.

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

Digital One™

The Company believes that digital technologies are a disruptive force that affects every industry. Digital One delivers a holistic approach to addressing these challenges by combining expertise in digital technologies with industry knowledge and enterprise systems experience to create a more integrated enterprise, use data more strategically, and drive business value creation for clients.

Syntel’s Digital One service line centralizes the delivery of digital architecture, web and mobile applications, user experience, Big Data, analytics, social and IoT services. In 2015, it was expanded to include enterprise architecture, data warehousing and business intelligence, EAI, EDM, BPM and ERP offerings.

Through data warehousing, business intelligence and EDM, Syntel helps customers make more strategic use of information within their businesses through the development and implementation of analytic dashboards, data warehouses and data mining tools.

The goal of Digital One is to enable clients to go to market and create new sources of revenue with products and services built on the latest digital technologies, gain profound insights into their businesses and customers, create robust technology environments that efficiently support their current business, and provide the agility and scalability to incorporate new technologies, face new sources of competition, and modernize to support future expansion and growth.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the banking and financial services, healthcare and life sciences, insurance, manufacturing, retail, logistics and telecom and other industries. In 2015, the Company provided services to 141 customers, principally in the U.S. The Company also provides services to customers in Europe and Southeast Asia, many of whom are subsidiaries or affiliates of U.S. customers.

For the years ended December 31, 2015, 2014 and 2013, the Company’s top ten customers accounted for approximately 74%,74% and 77% of the Company’s total revenues, respectively. The Company’s three largest customers in 2015 contributed approximately 21%, 15% and 12%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2015, 2014 and 2013 was American Express, accounting for approximately 21%, 22% and 25% of the total consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s second-largest customer, State Street Bank, contributed approximately 15%, 14% and 16% of total consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Finally, the Company’s third-largest customer, Federal Express Corporation, contributed approximately 12%, 12%, 8% of total consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

SALES AND MARKETING

The Company markets and sells services directly through a professional sales team operating principally from the Company’s offices in Santa Clara, California; Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; New York, New York; Troy, Michigan; Sparks, Maryland; Cary, North Carolina; Nashville, Tennessee; Memphis, Tennessee; Natick, Massachusetts; London, UK; Toronto, Canada; Stuttgart and Munich, Germany; Dublin, Ireland; Glasgow, Scotland; Sydney, Australia; and Manila, Philippines.

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

The sales cycle for IT engagements can range from six to twelve months and varies according to the services required and contracted for, as well as the size and complexity of the engagement.

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

During 2015, Syntel also earned a host of media and industry awards, and recognitions, including:

•	IAOP “Global Outsourcing 100” list

•	#1 on CRN’s list of Coolest Managed Services Offerings

•	#7 on NASSCOM’s list of Top BPM Companies

•	#16 on NASSCOM list of Top IT-BPM Employers in India

•	#24 on Dataquest India’s Top IT Companies

•	#26 on the American Banker and BAI FinTech 100

•	#35 on the Crain’s Detroit Business list of Fastest Growing Companies

•	#36 on the Solution Provider 500 list by CRN

•	#60 on the Healthcare Informatics 100

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

The marketing team engages with sourcing advisory firms like Avasant, HfS Research, KPMG, Deloitte, Information Services Group, International Data Corporation (IDC) and Everest Group.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31,2015, the Company globally had 24,537 full-time employees including a billable headcount of 18,093 providing a wide range of IT and KPO services to Syntel’s customers.

A majority of the Company’s professional employees have a Bachelor of Technology / Science / Commerce or its equivalent, or higher degrees in computer science, engineering disciplines, commerce, management, finance and other areas. Their experience level ranges from entry-level programmers and process associates, to account / engagement managers and senior IT and business process professionals with over 20 years of IT / KPO experience. The Company has personnel who are experienced in mainframe, client/server and open systems technologies, business and knowledge processes, proficient in a variety of computer programming languages, software tools, database management systems, networks, information security, business intelligence, ERP, Customer Relationship Management(CRM), EAI, Cloud and Digital, Product Lifecycle Management(PLM), testing, investment operations, asset management and financial services.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting, talent management and training programs.

Talent Acquisition: The Company has developed a robust recruiting methodology over the years. The Company excels in campus hiring, which is a prime focus area. The Company has significantly expanded its global recruiting team, with recruiters across India at our offices in Mumbai, Chennai, Pune, etc., to recruit the right candidates for the Company’s global requirements. Syntel also has a recruiting team focused on U.S. and international hiring which recruits across the Company’s global locations. Syntel uses a standardized global selection process that includes written/online tests, interviews and reference checks.

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

STEP (Syntel Talent Engagement Program) is a structured performance management program that has become firmly ingrained in the Company’s culture. Detailed business discussions are conducted, spanning across the organization flowing upwards from supervisor/manager level to leadership team. Talent summaries, short-term and long-term talent plans and future leadership identification are executed as part of these business discussions. The entire process is also managed end-to-end through the digitized e-PMD (Performance Management Document) Tool, which has excellent conformance. The Company also conducts regular career planning sessions with its employees and seeks to meet their career goals over a long-term planning horizon.

Apart from the knowledge and skills that are critical for each position, the Company measures personal attributes and Syntel Values, which are fundamental for any employee. The five core Values which each Syntel employee embodies are tested during the selection itself. The values are also reinforced during the appraisal process, which imparts great significance to the values scores. The company’s values are well defined, and assessors are coached on how to gauge them at various levels.

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

Syntel’s technology training programs cover languages, databases, operating systems, application servers, portal builders, infrastructure library management (ITIL) and packaged tools in the ERP, EAI and BI arenas. Training is delivered by instructor-led classroom sessions or virtual class room (using WebEx) along with on-line learning programs on Syntel’s university. A variety of functional training programs which are process specific, such as Capital Markets training, Fund Accounting training and Transaction Processing are also offered.

The Company also helps its leaders become its brand ambassadors by imparting Management Development Programs like operational programs such as Leadership Effectiveness Assessment Program (LEAP), Train to Retain (T2R) and Train the Trainer (TTT). These programs instill leadership values in the Company’s managers. The Company also runs programs like e-mail etiquette, presentation skills, business communication, business etiquette and many more such soft skills modules to help build a strong base of employees. Also, the Company ensures that employees lead a very fulfilling life even when at work, by being able to de-stress themselves through life enrichment sessions, music therapy, craft and art sessions.

Syntel has very clearly laid out its Goal, Mission and Values to its employees. These statements are simple to understand and are very well defined, communicated and reinforced through management communication (town halls / e-mails / print collateral), induction programs, quizzes, rewards and recognitions programs and celebration of successes. Syntel’s rewards and recognition program is known as the “Syntel Achievers Club,” and comprises a number of different award programs that create employee excitement and ultimately translate into improved business results.

COMPETITION

The IT and KPO services industry is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the client and scope of services. The Company’s primary competitors include system integrator firms, application software companies, professional services groups of computer equipment companies and contract programming companies. The Company’s most direct competitors in IT services include Tata Consultancy Services Cognizant Technology Solutions, Infosys Technologies, and Wipro Technologies, companies that utilize an integrated on-site/offshore business model comparable to that used by the Company. The Company also competes with large IT service providers with greater resources, such as Accenture and IBM Global Services. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In addition, the Company competes with numerous smaller local companies in the various geographic markets in which the Company operates. In KPO services, the Company primarily competes with other offshore KPO vendors including Genpact, HCL, Wipro Technologies, WNS and with offshore captive units established by client organizations. Many of the Company’s customers choose to work with more than one service provider and contract with an individual provider to work on specific engagements that best match that provider’s expertise.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	63	Chairman and Director

Prashant Ranade	63	Executive Vice Chairman and Director

Nitin Rakesh	44	Chief Executive Officer, President and Director

Anil Agrawal	39	Acting Chief Financial Officer and Chief Information Security Officer

Sanjay Garg	49	Vice President, Chief Executive Officer, State Street Syntel Services Private Limited

Anil Jain	57	Senior Vice President, Insurance Business Unit Head

Srikanth Karra	52	Senior Vice President, Strategic Initiatives (People and Culture)

Rakesh Khanna	53	Chief Operating Officer

Srinath Mallya	50	Senior Vice President, Logistics and Travel Business Unit Head

Christopher Mason	51	Senior Vice President, Head NAO Sales

Daniel M. Moore	61	Chief Administrative Officer, General Counsel and Secretary

V. S. Raj	52	Senior Vice President, Banking and Financial Services Business Unit Head

Raja Ray	53	Senior Vice President, Retail, CPG and Telecom Business Unit Head

Murlidhar Reddy	46	Senior Vice President, Healthcare and Life Sciences Business Unit Head

Avinash Salelkar	53	Vice President, Manufacturing Business Unit Head

Rajesh Save	50	Senior Vice President, Global Head – Human Resources and Head – Administration

Rajiv Tandon	57	Senior Vice President, Client Relations – Key Accounts – North America

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

Anil Agrawal was appointed Acting Chief Financial Officer and Chief Information Security Officer in December 2015. Mr. Agrawal has been with the Company since April 2001 serving in various positions in the finance and operations departments including most recently as Head of Corporate Financial Planning and Analytics.

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

Anil Jain has served the Company as Senior Vice President, Insurance Business Unit Head since February 2006.

Srikanth Karra was appointed Senior Vice President, Strategic Initiatives (People and Culture) in July 2015 and was designated an executive officer in February 2016. Mr. Karra previously served as Chief HR Officer at Airtel, a telecommunications company, from May 2014 to May 2015 and as Vice President Human Resources at Hewlett Packard, an information technology manufacturing, consulting, and servicing company, as head of their Indian human resources, from November 2006 to February 2013.

Rakesh Khanna was appointed Chief Operating Officer of the Company in January 2012. He previously served as President, Business Unit Head - Banking and Finance for the Company from July 2005 to December 2011.

Srinath Mallya was appointed Senior Vice President, Logistics and Travel Business Unit Head in January 2015. Mr. Mallya has been with the Company since 2000 serving in various other IT service delivery capacities, including most recently as the head of the testing services horizontal.

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

The Company’s ten largest clients generated approximately 74%, 74% and 77% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s largest client for the years ended December 31, 2015, 2014 and 2013 was American Express, which generated approximately 21%, 22% and 25% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s second largest client for the years ended December 31, 2015, 2014 and 2013 was State Street Bank, which generated approximately 15%, 14% and 16% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s third largest client for the years ended December 31, 2015, 2014 and 2013 was Federal Express Corporation, which generated approximately 12%, 12% and 8% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express, State Street Bank and Federal Express Corporation. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 49%, 50% and 51% of the Company’s revenues for the years ended December 31, 2015, 2014 and 2013, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between

Syntel and an affiliate of State Street Bank and Trust Company. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 12%, 13% and 14% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments, and has an initial expiration date of September 30, 2020, with the ability of State Street Bank and Trust Company to further extend the agreement for an additional one-year term by providing at least 6 months prior written notice to the Company. State Street Bank and Trust Company, through a separate shareholders agreement between an affiliate and an affiliate of Syntel, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by State Street Bank and Trust Company affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (September 30, 2020) or the expiration of the renewal term (September 30, 2021), (ii) in the event that State Street Bank and Trust Company or its affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if State Street Bank and Trust Company and its affiliates suffer certain cumulative losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to State Street Bank and Trust Company. State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business could be materially adversely affected if there were a default in providing contracted services and that default resulted in damages that were substantially in excess of current insurance coverage or there were a denial of an insurance claim by the Company’s insurance carriers.

The Company provides information technology and KPO services that are integral to our clients’ businesses. If the Company were to default in the provision of contractually agreed-upon services, Company clients could suffer significant damages and make claims upon the Company for those damages. Although the Company believes it has adequate processes in place to protect against defaults in the provisions of services, errors may occur, particularly in KPO services which are more transactional in nature. The Company currently carries $25 million in errors and omissions liability coverage for all services provided by the Company other than the joint venture between an affiliate of Syntel and an affiliate of State Street Bank and Trust company. That joint venture currently carries $40 million in errors and omissions coverage. To the extent client damages were deemed recoverable against the Company and were substantially in excess of the Company’s insurance coverage, or if the Company’s claims for insurance coverage were denied by the Company’s insurance carriers for any reason including, but not limited to a Company client’s failure to provide insurance carrier-required documentation or a Company client’s failure to follow insurance carrier-required claim settlement procedures, there could be a material adverse effect on our business, results of operations and financial condition.

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

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a continuing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2015, 2014 and 2013, annual voluntary attrition was 22.3%, 17.0% and 14.4%, respectively. For the same periods, the number of net hires was (16), 901 and 2,245 respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2015, 3,399 IT professionals representing approximately 13.9% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation in the countries where the Company does business could reduce the Company’s overall profitability.

The Company’s Indian subsidiaries have units registered as a Software Technology park (STP), an Export Oriented Unit (EOU), or a Special Economic Zone (SEZ) unit. Units registered as a STP, EOU and certain units located in a SEZ were exempt from payment of corporate income taxes on the profits generated by these units either for ten years of operations or until March 31, 2011, whichever came first. Other units located in a SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in a SEZ that are operational after April 1, 2005 are eligible for a 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to the fulfillment of certain criteria. Under current Indian tax law, export profits after March 31, 2011 from our existing STP units are fully taxable at the Indian statutory rate (34.608% as of December 31, 2015).

The Company expects to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. The Indian government has proposed certain interpretive positions regarding the tax incentives applicable to SEZs. The Indian government has discussed making further changes in the SEZ policies which could be adverse to our operations. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

The Company has relied on the provisions of the Income-tax Act, 1961, the Income-tax Rules, 1962 and judicial and administrative interpretations thereof, which are subject to change or modification by subsequent legislation, regulatory changes, administrative pronouncements, or judicial decisions. Any such change, which could be prospective, retrospective or retroactive, could affect the validity of the conclusions herein.

The United States government is discussing, and other countries’ governments may discuss, increased corporate taxation including the possibility of taxing profits generated by the Company outside the country of taxation. Increased corporate taxation could have a material adverse effect on the Company’s business, results of operations and financial condition.

As of December 31, 2015 and 2014, the Company has disputed and potentially disputable tax liabilities of $132.26 million and $112.59 million, respectively, relating to various fiscal years. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $50.24 million and $40.49 million and corresponding interest of $1.33 million and $1.32 million for the years ended December 31, 2015 and 2014, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, which includes reviews by the external tax consultants and tax counsels. These reviews are performed to ensure the adequacy of the corresponding provision for tax liabilities and that appropriate provisions are being made.

The Company has paid income taxes of $42.18 million and $35.86 million against the liabilities for unrecognized tax benefits of $50.24 million and $40.49 million, as of December 31, 2015 and 2014, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The IT and KPO services industries are intensely competitive, and the Company may not be able to compete successfully against current and future competitors.

The IT and KPO services industries are intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the services offered. In IT services, the Company primarily competes with domestic firms such as Accenture, Cognizant, EDS and IBM Global Services and with an increasing number of India-based companies including Infosys Technologies, Tata Consultancy Services and Wipro Technologies. The Company is also seeing increased competition from non-Indian sources such as Eastern Europe and the Philippines. In KPO services, the Company primarily competes with other offshore KPO vendors including HCL Technologies, Wipro Technologies and WNS. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company does. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in client requirements, or devote greater resources to the development and promotion of IT services and KPO services than the Company does. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company’s markets and the Company has faced, and expects to continue to face, additional competition from new IT service and KPO service providers. Further, there is a risk that the Company’s clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party vendor. The IT services industry is also undergoing consolidation, which may result in increased competition in the Company’s target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s quarterly operating results are variable.

The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company’s facilities; changes in professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; length of sales cycles; customers’ budget cycles; and investment time for training. Because a significant percentage of the Company’s selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. It is possible that the Company’s operating results could be below or above the expectations of market analysts and investors. In such an event, the price of the Company’s common stock would likely be materially adversely affected. No assurance can be given that quarterly results will not fluctuate, causing an adverse effect on the Company’s financial condition at the time.

The Company’s international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 9.9% of the Company’s revenues for the year ended December 31, 2015. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as the Company expands its international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on a time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 42%, 40% and 38% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India and other countries where the Company does business may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2015, approximately 75% of the Company’s billable workforce was in India. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s future success depends on its ability to market new services to the Company’s existing and new clients.

The Company has been expanding the nature and scope of its engagements by extending the breadth of services the Company offers. The success of the Company’s service offerings depends, in part, upon continued demand for such services by the Company’s existing and new clients and the Company’s ability to meet this demand in a cost competitive and effective manner. The Company’s new service offerings may not effectively meet client needs, and the Company may be unable to attract existing and new clients to these service offerings. The increased breadth of the Company’s service offerings may also result in larger and more complex client projects. This will require that the Company establish closer relationships with its clients, and potentially with other technology service providers and vendors, and develop a more thorough understanding of the Company’s clients’ operations. The Company’s ability to establish these relationships will depend on a number of factors including the proficiency of the Company’s technology professionals and its management personnel and the willingness of the Company’s existing and potential clients to provide it with information about their businesses. If the Company is not able to successfully market and provide the Company’s new and broader service offerings, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in Pune, Mumbai, Gurgaon and Chennai, India and in Manila, Philippines. The Company is in the process of expanding its Global Development Centers, often on land located in Special Economic Zones (SEZ)in India. With regard to construction on land located in a SEZ, there are certain construction and other requirements that must be met in order to maximize certain tax and other benefits. If those conditions are not met, Syntel may not be able to maximize all benefits associated with the SEZ designations. The full completion of the development of these facilities is contingent on many factors including the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of these facilities or any future facilities that the Company may develop will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of these facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing these facilities in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in this or other facilities.

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

The Company expenses stock-based awards in accordance with provisions prescribed by the authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued shares of incentive restricted stock to its non-employee directors and employees. During the year ended December 31, 2015, the Company recorded $7.2 million of expense for equity-based compensation (including charges for restricted stock and dividend). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company treats earnings from its operations in India and other foreign countries as permanently invested outside the United States. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 17.647% on gross distribution (including tax on dividend distribution tax) under Indian tax law, and be required to pay United States corporate income taxes on such earnings. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2015, the Company would accrue taxes of approximately $306.0 million.

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

The Company also leases office facilities in Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Irving, Texas; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Sparks, Maryland; London, UK; Glasgow, Scotland; Toronto Canada; Sydney, Australia; Stuttgart and Munich, Germany, Switzerland; Taguig City, Philippines, Port Louis, Mauritius. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland and Hong Kong.

The Company has Global Development Centers in Pune, Mumbai, Gurgaon and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Service.

Syntel’s Global Development Centers enable its strategy to provide cost effective services to its clients.

The Company acquired 78 acres of land in Pune, India for establishing a state-of-the-art development and training campus. Initial construction was completed in August 2006, which included an office building with 950 seats, a food court and residential guest house. In February 2007, the

Company completed two additional office buildings with more than 2,000 seats. The remaining land adjacent to the campus has been designated as a Special Economic Zone (“SEZ”) by the Government of India. The Company has completed construction of two office buildings in the SEZ area with more than 2,000 seats. The Company added three additional office buildings with more than 4,600 seats in the year 2013 and 1,900 seats in 2014.

In addition, Syntel leases two facilities in Pune, India consisting of 98,190 square feet.

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 9,400 seats.

Syntel leases 302,591 square feet of office space in Mumbai, India, under thirteen leases expiring between March 8 2016 and March 8, 2021. These facilities house IT professionals, as well as its senior management, finance and accounting, administrative personnel, human resources, recruiting and sales and marketing functions.

To facilitate its KPO operations, Syntel has leased 423,557 square feet of office space in Mumbai, India under nine leases expiring between February 29, 2016 and January 27, 2025. Additionally Syntel leased 91,954 square feet of office space in Airoli India in the year 2014.

Syntel has two leased facilities in Chennai with a total capacity of nearly 1,400 seats. Syntel leases 107,145 square feet of office space in Chennai, India, under leases expiring between April 1, 2017 and September 1, 2017, all subject to the Company’s option to renew for additional periods.

The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the Government of India. In Phase 1, the Company constructed 0.7 million square feet of space. Phase 1 consists of three Software Development Blocks each having a capacity of 1,700 seats, a Food Court with 1,000 seat capacity, a Training Block with a 900 seat capacity, a Welcome Block and a Utility Block.

The first software development block along with the training block, welcome block, utility block and cafeteria commenced operations in August 2010. The second software development block commenced operations in the fourth quarter of 2011. The third software development block was added in the third quarter of 2013.

Syntel leases 11,400 square feet of office space in Gurgaon, India under two leases expiring on January 9, 2016 and February 9, 2016, respectively.

Syntel acquired 100 acres of land that is classified as a SEZ in Gangikondan Village, Tirunelveli District, Tamil Nadu, India. The Company has started Phase 1 of the site’s development, consisting of the construction of a 200,000 square foot facility in 2013 with a plan to start operations in 2016.

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

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2014 and 2015.

Period	High	Low
First Quarter, 2014	48.615	39.568
Second Quarter, 2014	45.695	38.260
Third Quarter, 2014	46.078	41.775
Fourth Quarter, 2014	46.700	38.750
First Quarter, 2015	52.990	42.680
Second Quarter, 2015	52,900	44.010
Third Quarter, 2015	49.110	41.072
Fourth Quarter, 2015	48.970	43.880

During 2014, the Company’s Board of Directors authorized a two-for-one stock split of its outstanding common shares. On November 3, 2014, an additional common share was issued for each existing common share held by shareholders of record on October 20, 2014. Accordingly, all share and per share amounts for 2014 presented above, have been adjusted retroactively, where applicable, to reflect this stock split.

(b) There were 163 shareholders of record and approximately 25,000 beneficial holders on January 29, 2016.

(c) The Board of Directors neither declared nor paid any dividends during fiscal years 2015 and 2014.

(d) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2010 through December 31, 2015, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Syntel, Inc.	$100.00	$96.85	$115.62	$187.37	$185.33	$186.44
S&P 500 Stock Index	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Peer Group Index	$100.00	$109.32	$116.10	$128.98	$125.48	$111.88

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2010 and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

Year Ended December 31,	2015	2014	2013	2012	2011
STATEMENT OF INCOME DATA
Net revenues	$968,612	$911,429	$824,765	$723,903	$642,404
Cost of revenues	584,611	533,862	460,576	408,919	395,455

Gross profit	384,001	377,567	364,189	314,984	246,949

Selling, general and administrative expenses	100,256	109,217	96,587	103,044	108,721

Income from operations	283,745	268,350	267,602	211,940	138,228

Other income, net	43,456	50,523	18,220	27,988	16,208

Income before income taxes	$327,201	$318,873	$285,822	239,928	154,436

Income tax expense	74,675	69,133	66,164	54,385	31,580

Net income	$252,526	$249,740	$219,658	$185,543	$122,856

Earnings per share, diluted	$3.00	$2.97	$2.62	$2.22	$1.47

Weighted average shares outstanding, diluted	84,149	83,971	83,764	83,586	83,434

Cash dividends declared per common share	$0.00	$0.00	$0.00	$1.25	$0.12

	AS OF DECEMBER 31,
	2015	2014	2013	2012	2011
	($ In thousands)
BALANCE SHEET DATA
Working capital	$1,005,260	$933,240	$718,827	$422,455	$366,421
Total assets	1,423,270	1,224,015	997,176	725,836	597,248
Total shareholders’ equity	1,158,445	947,830	722,546	565,670	493,189

OTHER DATA
Billable headcount in U.S.	3,552	3,433	3,239	2,758	2,460
Billable headcount in India	14,068	13,562	13,417	11,997	11,166
Billable headcount at other locations	473	327	220	163	154

Total billable headcount	18,093	17,322	16,876	14,918	13,780

The tax rate for the year ended December 31, 2015 was impacted by favorable adjustments of $1.10 million relating to the true up of tax provisions upon the finalization of the India tax computation and $1.20 million relating to the finalization of state tax and local tax matters. The company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2015 would have been 23.3%.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, which related to the true up of tax provisions, pursuant to finalization of the tax computation of Syntel Private Limited (Syntel India), which had arisen on account of setoff of inter units unabsorbed expenses. Further, a $0.86 million tax charge has arisen on account of a particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel India, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII”) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2015, 2014 and 2013, revenues from time-and-materials contracts constituted 58%, 60% and 62%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2015, 2014 and 2013, revenues from fixed-price application management maintenance and support engagements constituted 33%, 29% and 28%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2015, 2014 and 2013, revenues from fixed-price application development and integration contracts constituted 9%, 11% and 10%, respectively.

Significant Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2015 and 2014, the allowance for doubtful accounts was $0.6 million and $0.7 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The tax rate for the year ended December 31, 2015 was impacted by favorable adjustments of $1.10 million relating to the true up of tax provisions upon the finalization of the India tax computation and $1.20 million relating to the finalization of state tax and local tax matters. The company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2015 would have been 23.3%.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, relating to the true up of tax provisions, upon the finalization of the tax computation of Syntel India, which was finalized after setoff of unabsorbed inter-company expenses. Further, $0.86 million charge of tax has arisen on account of a tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowance against deferred tax assets recognized on the investments and minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel India, which had arisen on account of finalization of the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts estimated earlier for the tax provisions. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, CIIs are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. During the year ended December 31, 2015, there was no accrual related to litigation.

As of December 31, 2014, the Company had recorded $0.35 million as an accrual towards liability for a customer claim related contingency. During the three months ended March 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

OVERVIEW

Syntel is a worldwide provider of IT and KPO services to Global 2000 companies. The Company’s IT services include programming, system integration, outsourcing and overall project management. The Company’s KPO services consists of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing.

The Company’s revenues are generated from professional services fees provided through five segments, Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing, and Retail, Logistics and Telecom. The Company has invested significantly in developing its ability to sell and deliver Applications Outsourcing and KPO services, which the Company believes have higher growth and gross margin potential.

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its year ended December 31, 2013 segment figures presented below to conform to the year ended December 31, 2015 and year ended December 31, 2014 presentation.

The following table outlines the revenue mix for the years ended December 31, 2015, 2014 and 2013:

	Percent of Total Revenues
	2015	2014	2013
Banking and Financial Services	49	50	51
Healthcare and Life Sciences	16	16	17
Insurance	14	15	15
Manufacturing	4	3	4
Retail, Logistics & Telecom	17	16	13

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2015, 2014 and 2013, revenues from fixed-price development contracts constituted 9%, 11% and 10%, respectively.

Revenues from Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing, and Retail, Logistics and Telecom are generally recognized on either time-and-materials or fixed-price basis. For the years ended December 31, 2015, 2014 and 2013, fixed-price revenues from development and maintenance activity comprised approximately 24%, 25% and 27% of total Banking and Financial Services revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, fixed-price revenues from development and maintenance activity comprised approximately 56%, 41% and 35% of total Healthcare and Life Sciences revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, fixed-price revenues from development and maintenance activity comprised approximately 41%, 48% and 52% of total Insurance revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, fixed-price revenues from development and maintenance activity comprised approximately 33%, 27% and 21% of total Manufacturing revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, fixed-price revenues from development and maintenance activity comprised approximately 84%, 80% and 72% of total Retail Logistics and Telecom revenues, respectively.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2015, approximately 13.9% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 74%, 74% and 77% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, there were three customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2015, 2014 and 2013 was American Express, contributing approximately 21%, 22% and 25%, respectively, of total consolidated revenues. For the years 2015, 2014 and 2013, the Company’s second largest customer, State Street Bank also contributed 15%, 14% and 16%, respectively, of the Company’s total consolidated revenues. For the years 2015, 2014 and 2013, the Company’s third largest customer, Federal Express Corporation also contributed 12%, 12% and 8%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore. However, Syntel also sees clients’ needs to reduce their costs and the increased competitive environment among IT companies. The Company expects these conditions to continue in the foreseeable future. In response to the continued pricing pressures and increased competition for outsourcing clients, the Company continues to focus on expanding its service offerings into areas with higher and sustainable price margins, managing its cost structure and anticipating and correcting for decreased demand and skill and pay level imbalances in its personnel. The Company’s immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed sub-contractors or non-billable IT professionals.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES
	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	60.4	58.6	55.8

Gross profit	39.6	41.4	44.2
Selling, general and administrative expenses	10.4	12.0	11.8

Income from operations	29.2%	29.4%	32.4%

Below is selected segment financial data for the years ended December 31, 2015, 2014 and 2013. The Company does not allocate assets to operating segments:

	2015	2014	2013
	(In thousands)
Net Revenues:
Banking and Financial Services	$474,943	$455,100	$423,238
Healthcare and Life Sciences	157,970	147,424	138,578
Insurance	133,519	137,447	122,089
Manufacturing	41,154	27,622	30,322
Retail, Logistics & Telecom	161,026	143,836	110,538

	$968,612	$911,429	$824,765
Gross Profit:
Banking and Financial Services	188,152	193,916	192,902
Healthcare and Life Sciences	68,822	67,289	65,828
Insurance	49,497	50,050	49,609
Manufacturing	13,111	8,136	10,844
Retail, Logistics & Telecom	69,505	63,262	48,805

Total Segment Gross Profit	389,087	382,653	367,988
Corporate Direct Cost	(5,086)	(5,086)	(3,799)
Gross Profit	$384,001	$377,567	$364,189
Selling, general and administrative expenses	100,256	109,217	96,587

Income from operations	$283,745	$268,350	$267,602

COMPARISON OF YEARS ENDED DECEMBER 31, 2015 AND 2014.

Revenues. Net revenues increased to $968.6 million in 2015 from $911.4 million in 2014, representing a 6% increase. Syntel’s revenues increased primarily due to increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2015, increased 4% to 18,093 employees as compared to 17,322 employees as of December 31, 2014. As of December 31, 2015 the Company had approximately 75% of its billable workforce in India as compared to 78% as of December 31, 2014. The top five customers accounted for 59% of the Company’s total revenue in 2015, down from 61% of total revenues in the 2014. Moreover, the top 10 customers accounted for 74% of the Company’s total revenues in both the year 2015 and the year 2014. The Company’s top 4-30 customers accounted for 44% and 46% of the Company’s total revenues in the year 2015 and 2014, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 60.4% of total revenue in 2015, from 58.6% in 2014. The 1.8% increase in cost of revenues, as a percent of revenues in 2015 as compared to 2014, was attributable primarily to increases in compensation due to increase headcount, salary increases for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses, offset by rupee depreciation. Salary increases are discretionary and determined by management. During the year ended December 31, 2015, the Indian rupee depreciated against the U.S. dollar, on average, 5.32% as compared to the year ended December 31, 2014. This rupee depreciation positively impacted the Company’s gross margin by 83 basis points, operating income by 134 basis points and net income by 127 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $474.9 million for the year ended December 31, 2015 or 49.0% of total revenues, from $455.1 million, or 49.9% of total revenues for the year ended December 31, 2014. The $19.8 million increase was attributable primarily to revenues from new engagements contributing $155.9 million and net increase in revenue from existing projects by $11.8 million, largely offset by $147.9 million in lost revenues as a result of project completion.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 60.4% of total Banking and Financial Services revenues in 2015, from 57.4% in 2014. The 3.0% increase in cost of revenues, as a percent of total Banking and Financial Services revenues was attributable primarily to increase in compensation due to increase headcount, salary increase for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses, which was offset by the depreciation of the rupee. Salary increases are discretionary and determined by management.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $158.0 million for the year ended December 31, 2015, or 16.3% of total revenues from $147.4 million for the year ended December 31, 2014, or 16.2% of total revenues. The $10.6 million increase was attributable primarily to revenues from new engagements contributing $42.7 million, largely offset by $16.5 million in lost revenues as a result of project completion and a $15.6 million net reduction in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 56.4% of total healthcare and life Sciences revenues in 2015, from 54.4% in 2014. The 2.00% increase in cost of revenues, as a percent of total Healthcare and Life Sciences revenues was attributable primarily to increase in compensation due to increase headcount, salary increase for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses, offset by the rupee depreciation. Salary increases are discretionary and determined by management.

Insurance Revenues. Insurance revenues decreased to $133.5 million for the year ended December 31, 2015 or 13.8% of total revenues, from $137.4 million, or 15.1% of total revenues for the year ended December 31, 2014. The $3.9 million decrease was attributable primarily to $48.9 net reduction in revenues as a result of project completion and a 17.8 million net reduction in revenue from existing project, largely offset by $62.8 million in revenues from new engagements.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 62.9% of total insurance revenues in 2015, from 63.6% in 2014. The 0.7% decrease in cost of revenues, as a percent of total Insurance revenues was attributable primarily to rupee depreciation, offset by increases in compensation due to increase headcount, salary increases for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses. Salary increases are discretionary and determined by management.

Manufacturing Revenues. Manufacturing revenues increased to $41.2 million for the year ended December 31, 2015, or 4.2% of total revenues from $27.6 million for the year ended December 31, 2014, or 3.0% of total revenues. The $13.6 million increase was attributable primarily to revenues from new engagements contributing $9.5 million and a 5.7 million increase in revenue from existing projects, largely offset by $1.6 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues decreased to 68.1% of total Manufacturing revenues in 2015, from 70.5% in 2014. The 2.4% decrease in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to rupee depreciation, offset by increases in compensation due to increase headcount, salary increases for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses. Salary increases are discretionary and determined by management.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $161.0 million for the year ended December 31, 2015 or 16.6% of total revenues, from $143.8 million, or 15.8% of total revenues for the year ended December 31, 2014. The $17.2 million increase was attributable primarily to revenues from new engagements contributing $30.6 million and a $10.9 million increase in revenue from existing projects, which is partially offset by $24.3 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 56.8% of total Retail, Logistics and Telecom revenues in 2015, from 56.0% in 2014. The 0.8% increase in cost of revenues as a percent of total Retail, Logistics and Telecom revenues, was attributable primarily to increase in compensation due to increase headcount, salary increase for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses, offset by the rupee depreciation. Salary increases are discretionary and determined by management.

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

Corporate Direct Costs cost of revenues decreased to 0.5% of total revenue in 2015, from 0.6% in 2014. The 0.1% decrease in cost of revenues as a percent of total revenue, was attributable primarily to rupee depreciation offset by increases in compensation due to increase headcount. Salary increases are discretionary and determined by management.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries; payroll taxes and benefits for sales; solutions; finance; administrative; corporate staff; travel expenses; telecommunications costs; business promotions and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general and administrative expenses for the year ended December 31, 2015 were $100.2 million or 10.4% of total revenues, compared to $109.2 million or 12.0% of total revenues for the year ended December 31, 2014.

Selling, general and administrative expenses for the year ended December 31, 2015 were impacted by an increase in revenue of $57.2 million that resulted in a 0.6% decrease in selling, general and administrative expenses as a percentage of total revenue.

The overall decrease in selling, general and administrative expenses was primarily attributable to decrease in corporate expenses of $8.4 million primarily on account of an increase in foreign exchange gain of $10.4 million ; gain of $18.1 million for the year ended December 31, 2015 as against gain of $7.7 million for the year ended December 31, 2014 and decrease in legal & professional fees $1.0 million offset by an out-of-period accounting adjustment during the second quarter of 2014 that lowered selling, general, and administrative expenses by $3.0 million (which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter of 2014, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts), decrease in immigration expenses of $0.8 million, decrease in Voice data expenses $0.4 million and decrease in other expenses $0.4 million offset by increase in compensation due to increases in headcount of $1.0 million.

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations, and interest expenses on loans and borrowings.

Other income , net for the year ended December 31, 2015 was $43.5 million or 4.8% of total revenues, compared to $50.5 million or 5.5% of total revenues for the year ended December 31, 2014.

The decrease in other income of $7.0 million was attributable to decrease in interest income of $5.8 million, decrease in forward contract gain of $3.8 million, other miscellaneous income of $1.2 million and interest on Income Tax refund of $0.3 million, which is partially offset by increase in gains from the sale of mutual funds of $4.1 million.

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

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $143.8 million for the year ended December 31, 2014 or 15.8% of total revenues, from $110.5 million, or 13.4% of total revenues for the year ended December 31, 2013. The $33.3 million increase was attributable primarily to revenues from new engagements contributing $52.1 million, which is partially offset by a $14.4 million reduction in revenue from existing projects and $4.4 million in lost revenues as a result of project completion.

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

Corporate Direct Costs - Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development (R&D), Cloud Computing, and Application

Management are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues increased to 0.6% of total revenue in 2014, from 0.5% in 2013. The 0.1% increase in cost of revenues as a percent of total revenues was attributable primarily to increases in compensation due to increase headcount and changes in the Company’s salary model, salary increases for offshore and onsite employees, increased contract cost and increased benefits costs, offset by a decrease in travel expenses due to decrease in foreign living allowances and rupee depreciation. Salary increases are discretionary and determined by management.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, solutions, finance, administrative, and corporate staff; travel expenses ; telecommunications costs; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the year ended December 31, 2014 were $109.2 million or 12.0% of total revenues, compared to $96.6 million or 11.8% of total revenues for the year ended December 31, 2013.

Selling, general and administrative expenses for the year ended December 31, 2014 were impacted by an increase in revenue of $86.7 million that resulted in a 1.2% decrease in selling, general and administrative expenses as a percentage of total revenue.

The overall increase in selling, general, and administrative expenses was primarily attributable to an increase in facility related costs of $5.7 million, an increase in compensation due to increases in headcount of $3.9 million, an increase in corporate expenses of $2.6 million primarily on account of a decrease in foreign exchange gain of $1.3 million, gain of $7.7 million for the year ended December 31, 2014 as against gain of $9.0 million for the year ended December 31, 2013 and increase in legal and professional fees $1.3 million, increase in travel expenses $1.0 million, increase in marketing expenses $0.9 million, increase in Voice data expenses $0.5 million, an increase in immigration expenses of $0.4 million and an increase in other expenses of $0.6 million offset by an out-of-period accounting adjustment during the second quarter that lowered selling, general, and administrative expenses by $3.0 million (which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts).

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income, net for the year ended December 31, 2014 was $50.5 million or 5.5% of total revenues, compared to $18.2 million or 2.2% of total revenues for the year ended December 31, 2013. The increase in other income of $32.3 million was attributable to increase in forward contract gain of $15.1 million, an increase in gains from the sale of mutual funds of $11.1 million, an increase in interest income of $5.2 million, other miscellaneous income of $1.2 million, and interest on Income Tax refund of $0.1 million which is partially offset by increase in interest expenses of $0.4 million.

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2014 and ended December 31, 2015. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As at December 31, 2015, the total cash and cash equivalent and short-term investment balance was $1,040.5 million. Out of the above, an amount of $929.8 million was held by Indian subsidiaries which were comprised of an amount of $595.9 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $223.5 million, $233.4 million and $200.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The number of days sales outstanding in accounts receivable was approximately 59 days, 53 days and 50 days as of December 31, 2015, 2014 and 2013, respectively.

Net cash provided by investing activities was $106.0 million for the year ended December 31, 2015. During 2015, the Company invested $667.9 million to purchase short-term investments and $17.0 million for capital expenditures, which consists principally of computer hardware, software, communications equipment, infrastructure and facilities. This was offset by the proceeds from the sale or maturity of short-term investments of $790.7 million and the proceeds from the sale of assets of $0.2 million.

Net cash used in investing activities was $201.3 million for the year ended December 31, 2014. During 2014, the Company invested $933.1 million to purchase short-term investments and $19.2 million for capital expenditures, which consists principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by the proceeds from the sale or maturity of short-term investments of $751.0 million and the proceeds from the sale of assets of $0.07 million.

Net cash used in investing activities was $220.5 million for the year ended December 31, 2013. During 2013, the Company invested $689.6 million to purchase short-term investments and $20.5 million for capital expenditures, which consists principally of computer hardware, software, communications equipment, infrastructure and facilities. This was partially offset by the proceeds from the sale or maturity of short-term investments of $489.6 million and the proceeds from the sale of assets of $0.05 million.

Net cash used in financing activities in 2015 was $8.4 million and was principally applied to the repayment of loans and borrowings of $8.6 million, which is partially offset by excess tax benefits on stock-based compensation plans of $0.2 million.

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

Syntel, Inc.; Syntel Consulting, Inc; and SkillBay LLC (the “Grantors”) had granted to the Bank a continuing security interest in all property of the Grantors specifically excluding all stock of any Syntel foreign subsidiary and all assets owned directly by any Syntel foreign subsidiary.

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

As at December 31, 2015, the interest rate was 1.62% for the three year revolving credit facility and was 1.87% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the same would approximate its reported value as of December 31, 2015, as it would reflect the current market value.

Principal payments on the term loan are due every quarter and during the year ended December 31, 2015, principal payments of $8.6 million were made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of December 31, 2015, the Company was in compliance with all debt covenants.

As at December 31, 2015 the outstanding balance of the term loan and line of credit including interest were $39.83 million and $90.15 million respectively.

Future scheduled payments on the line of credit and term loan are as follows:

(In thousands)
2016	$129,750

The Company believes that the combination of present cash and short-term investment balances and future operating cash flows will be sufficient to meet the Company’s currently anticipated cash requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations as of December 31, 2015:

	( $‘000)
	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$10	$10	—	—	—
Operating leases	$15,033	$4,998	$6,146	$2,842	$1,047
Purchase obligations	$29,075	$29,075	—	—	—

Total	$44,118	$34,083	$6,146	$2,842	$1,047

Purchase obligations included above are primarily related to the expansion or construction of facilities. Certain agreements for lease and purchase obligations are cancelable with a specified notice period or penalty; however, all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel’s software development centers/units in India are located in Mumbai, Chennai Pune and Gurgaon. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI). Units registered with STPI, EOU and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria.

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

The benefit of the tax holiday under Indian Income Tax was $45.6 million, $43.1 million and $32.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2015, the Company would accrue taxes of approximately $306.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2015	2014
Balance as at January 1	$40.47	$30.22
Additions based on tax positions related to the current year	11.72	11.38

Additions based on tax positions for prior years	0.18	0.00
Reductions for tax positions of prior years	(0.14)	(0.00)
Foreign currency translation effect	(1.99)	(1.13)

Balance as at December 31	$50.24	$40.47
Income taxes paid, see below	(42.18)	(35.86)

Amounts, net of income taxes paid	$8.06	$4.61

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $42.18 million and $35.86 million against the liabilities for unrecognized tax benefits of $50.24 million and $40.47 million, as at December 31, 2015 and 2014, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2014 and December 31, 2013, the Company recognized a tax reversal and tax charge towards interest of approximately $0.44 million and $0.17 million, respectively.

The Company had accrued approximately $1.33 million and $1.32 million for interest and penalties as of December 31, 2015 and December 31, 2014, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.54 million and potential tax disputes of $3.16 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expense. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or the management determines that the Company will not prevail on certain tax positions taken in filed returns based on the “more likely than not” concept.

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2012 and for state tax examinations for years before 2011. During the year 2014, the Internal Revenue Service (IRS) commenced an examination of the 2012 US Federal Income Tax Return filed by Syntel Inc. and subsidiaries which is closed without any material adjustments.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2010-11 pending at various levels of tax authorities. Financial year 2011-12 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. During the three months ended June 30, 2015, SGPL defended its tax position for the aforesaid year and the Indian Tax authority dropped the re-opening of the tax assessment for financial year 2008-09.

During the years ended December 31, 2015, 2014 and 2013, the effective income tax rate was 22.8%, 21.7% and 23.1%, respectively.

The tax rate for the year ended December 31, 2015 was impacted by a favorable adjustments of $1.10 million relating to the true up of tax provisions upon the finalization of the India tax computation and $1.20 million relating to the finalization of state tax and local tax matters. The company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2015 would have been 23.3%.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, relating to the true up of tax provisions, upon the finalization of the tax computation of Syntel India, which was finalized after setoff of unabsorbed inter-company expenses. Further, a $0.86 million charge of tax has arisen on account of a tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million relating to the true up of tax provisions, upon the finalization of tax computations for filing Syntel India tax returns which computations were finalized upon receiving the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts for such items estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million related to prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.59 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.82 million.

Syntel India received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT(A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98 and 2000-01. The contention of Syntel India was partially upheld by the CIT(A). Syntel India has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT(A). Syntel India received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for disputed Indian income tax liabilities aggregating to $4.82 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.72 million provided for uncertain income tax positions, against which Syntel India has filed appeals with the CIT(A). Syntel India has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India has been partially upheld. Syntel Indai has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stance in this matter.

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

For the financial year 2005-06, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position, and Syntel India filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel India Limited with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel India’s contentions. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2007-08 to 2009-10, the Indian Income Tax Department decided against Syntel India in respect to particular tax position and Syntel India has filed an appeal with the CIT(A). Syntel India received an orders for appeal filed with CIT(A) that upholds Syntel India’s contentions. The Income Tax Department has filed a further appeals for the amounts allowed by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT for the financial year 2007-08. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2008-09 and financial year 2009-10, the Income Tax Department’s appeals are scheduled for hearing before ITAT on a future date.

For the financial year 2010-11, the Income Tax Department has raised a tax dispute on a particular tax position asserted by Syntel India. Management has evaluated the tax impact of this tax position for the aforesaid financial year and for the subsequent financial year. As per management estimates, it is more likely than not that the Company is required to make provision for unrecognized tax benefits of $0.13 million and $0.86 million for the year ended December 31, 2015 and 2014 respectively. Syntel India filed appeals with the CIT (A) against the aforesaid order. During the quarter ended September 30, 2015, Syntel India has received a favorable order from income tax department for the financial year 2011-12 and also received a rectification order for the aforesaid tax position of the financial year 2010-11.

For the financial year 2006-07, the Indian Income Tax Department decided against the State Street Syntel Service Private Limited (“SSSSPL”) in respect to a particular tax position and the SSSSPL entity filed an appeal with the CIT(A). During the year ended December 31, 2011, the SSSSPL received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). During the year ended December 2015, SSSSPL has received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court.

For the financial year 2007-08 to 2010-11, the Income Tax Department decided against the SSSSPL with respect to a particular tax position and the Syntel SSSSPL has filed an appeal with the CIT (A). For the financial year 2007-08 to 2009-10, the CIT (A) has not allowed the appeal and SSSSPL has filed further appeal before ITAT. The SSSSPL appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (“SIPL”) in respect to a particular tax position and SIPL has filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL has received an order for appeal filed with CIT (A), and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT (A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). During the year ended December 31, 2015, SIPL received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court.

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

Further to the Company’s reply and information filed earlier, Syntel India has received a letter dated July 13, 2011 from the DC indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.85 million but has not yet received any communication back from the DC office.

Syntel India obtained the views of a tax consultant in this matter and the consultant advised that the matter is time barred. Even if not time barred, the consultant also provided advice that Syntel India will be in a position to defend the objections raised and therefore no provision has been made in the Company’s books.

Syntel India regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a nil service tax on export of services. During the quarter ended June 30, 2014, Syntel India received orders for a Service Tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a Service Tax refund of $0.32 million and rejected Service Tax refunds of $0.56 million. Syntel India filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of Service Taxes. The Service Tax Department has also filed an appeal with the Commissioner of Appeal against the Service Tax refund order. Syntel India obtained the views of a tax consultant in this matter and the consultant advised that Syntel India is in a strong position to defend the rejections and therefore, no provision has been made in the Company’s books.

SSSSPL regularly files quarterly Service Tax refund applications and claims Service Tax refund of unutilized input of Service Tax on account for the export of services. During the three months ended September 30, 2012, the Company has received Service Tax orders for the rejection of a Service Tax refund for the period April–September 2011 of $0.43 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim for the refund of Service Tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. During the three months ended March 31, 2013 and September 30, 2013, SSSSPL received a service tax refund for the period October –December 2011 and January 2012–March 2012 of $0.15 million and $0.13 million respectively. During the three months ended December 31, 2013, the SSSSPL received orders for rejection of a service tax refund for the period April –December 2012 of $0.67 million. As per the rejection order, certain conditions prescribed for the purpose of claiming a refund have not been complied with. The SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the SSSSPL. The Service Tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) and also an application for stay of Service Tax refund.

During the quarter ended June 30, 2014, the SSSSPLhas received orders for a service tax refund for the period January– March 2013 of $0.20 million after rejection of $0.05 million in refunds. The SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid rejections. During the quarter ended September 30, 2014, the SSSSPLhas received Service Tax refund orders for the period April –June 2013 of $0.18 million after rejection of $0.07 million. The SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid partial rejections. During the quarter ended June 30, 2015, the SSSSPL has received an order for a service tax refund for the period July 2013– March 2014 of US$0.51 million after rejection of US$0.29 million. The SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid partial rejection. The SSSSPL has received an order for a service tax refund for the period April – June 2014 of $0.12 million after rejection of $0.12 million. SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid partial rejection.

The Company obtained a tax consultant’s advice on the aforesaid orders. The consultant is of the view that the aforesaid orders are contrary to the wording of the service tax notifications and provisions. The Company therefore, believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company is in a strong position to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

Syntel International Private Limited (“SIPL) regularly files service tax returns and has filed a refund application claiming a tax refund of unutilized input service tax on account of export of services. The Company received a show cause notice on October 23, 2012 for service tax demand of approximately $2.04 million. The Company has filed submissions with the service tax department to oppose the aforementioned show cause notice. However the service tax department has passed an order dated February 11, 2013 confirming the said demand. The total demand raised along with penalty amounts to $3.95 million. Interest at 18% per annum is also payable up to the date of payment of the demand.

The Company has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”) and also an application before CESTAT for stay of demand. CESTAT has allowed the Company appeal and set aside the demand and directed to the service tax department for additional consideration. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Bombay High Court has directed CESTAT to decide the case on its merits rather than directing it to the commissioner for further consideration.

The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2015 the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2014, the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes. The decrease in December 31, 2015 as compared December 31, 2014 is mainly on account of result of filing, payment, or settlement of such local taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability, is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $1.58 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of December 31, 2015 of $29.18 million (net of valuation allowance of $1.58) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry of MAT Credit	Amount in US$(In millions)
2017-18	$0.20
2018-19	0.27
2019-20	0.98
2020-21	1.63
2021-22	1.43
2022-23	5.99
2023-24	7.09
2024-25	7.78
2025-26	5.39
Total	30.76
Less: Valuation allowance	1.58
Total (net of valuation allowance)	$29.18

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	(In thousands)
	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$500,499	$197,708
Short-term investments	540,045	669,353

Total	$1,040,544	$867,061

As at December 31, 2015, the total cash and cash equivalent and short- term investment balance was $1,040.5 million. Out of the above, an amount of $929.8 million was held by Indian subsidiaries which were comprised of an amount of $595.8 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for the company’s investment portfolio. The Company strives to protect and preserve the Company’s invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from Indian rupee denominated investment portfolio is higher than that generated by US dollar denominated investment portfolio. As at December 31, 2015 and December 31, 2014, Company held 32% and 61% of total funds in Indian rupees.

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

During the year ended December 31, 2015, the Indian rupee depreciated against the U.S. dollar, by average, 5.3% as compared to the average rate for the year ended December 31, 2014. This rupee depreciation positively impacted the Company’s gross margin by 83 basis points, operating income by 134 basis points and net income by 127 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 29.3% and 82.9% of the expenses, respectively.

As at December 31, 2015, the Indian rupee depreciated 5.3% against the U.S. dollar, as compared to the rate as at December 31, 2014. The foreign exchange rate fluctuation has resulted in foreign currency translation adjustment of $45.7 million during the year ended December 31, 2015 which has been reported as Other Comprehensive loss which adversely impacted the shareholders equity.

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company currently anticipates that interest rate risk or foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rate, when the Company enters into foreign exchange forward contracts, where the counter party is a bank, these contracts may also have a material impact on the financial statements.

During the year ended December 31, 2015, the Company did not enter into foreign exchange forward contracts where the counter party is a bank. The Company considers the risks of non-performance by the counterparty as not material.

No forward contracts were outstanding as on December 31, 2015.

The Company managed exposure to interest risk by investing in high-quality Indian Mutual Funds, by adhering to policies that limit the amount of credit exposure to any one issuer, by avoiding use of any derivative financial instruments, by entering into foreign exchange forward contracts and option contracts with only financially sound banks that have passed Syntel internal review to hedge no more than 100% of the Company’s India- based entity revenue, and by generally, limiting foreign exchange forward contracts and option contracts to maturities of one to six months. The Company also specifically discloses any net gain or loss on contracts, which are not designated as hedges, under the heading of “Other Income, net” in the Statement of Income.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2015 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

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

The information set forth in the sections entitled “Proposal 1. Election of Directors”, “Additional Information – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Additional Information – Transactions with Related Persons” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 6, 2016 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

The information set forth under the sections entitled “Executive Compensation,” and “Proposal 1. Election of Directors – Compensation of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the section entitled “Additional Information” in the Registrant’s Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	—	—	9,264,077
Equity compensation plans not approved by shareholders	—	—	—
TOTAL	—	—	9,264,077

**	Includes 7,828,799 shares available for future issuance under Syntel’s Stock Option and Incentive Plan and also includes 1,435,278 shares available under Syntel’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. There were no related person transactions in 2015.

The information set forth under the subsection entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2015, 2014 and 2013, and all the quarters of 2015, 2014 and 2013. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$494,453	$482,124
Audit - Related Fees	14,002	13,723
Tax Fees	—	—
All Other Fees	—	56,200

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

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2015 and 2014 as required by the Sarbanes-Oxley Act of 2002.

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

Exhibit No.	Description

3.1	Amended Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2015, and incorporated herein by reference.

10.6*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.18*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.19*	Employment Agreement, dated July 18, 2014, between the Company and Rajiv Tandon, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.20*	Employment Agreement, dated August 11, 2014, between the Company and Christopher Mason, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.21*	Employment Agreement, dated January 13, 2009, between the Company and Srinath Mallya, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.22*	Employment Agreement, dated February 11, 2016, between the Company and Anil Agrawal.

10.23*	Employment Agreement, no date, between the Company and Srikanth Karra.

10.24	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.25	Credit Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

10.26	Security and Pledge Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Nitin Rakesh
Nitin Rakesh
Dated: February 26, 2016		Chief Executive Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Bharat Desai	Chairman and Director	February 26, 2016
Bharat Desai	(principal executive officer)

/S/ Nitin Rakesh	Chief Executive Officer,	February 26, 2016
Nitin Rakesh	President and Director (principal executive officer)

/S/ Anil Agrawal	Acting Chief Financial Officer and	February 26, 2016
Anil Agrawal	Chief Information Security Officer (principal financial officer and principal accounting officer)

/S/ Prashant Ranade	Executive Vice Chairman	February 26, 2016
Prashant Ranade	and Director

/S/ Neerja Sethi	Director	February 26, 2016
Neerja Sethi

/S/ Paritosh K. Choksi	Director	February 26, 2016
Paritosh K. Choksi

/S/ George Mrkonic	Director	February 26, 2016
George Mrkonic

/S/ Thomas Doke	Director	February 26, 2016
Thomas Doke

/S/ Rajesh Mashruwala	Director	February 26, 2016
Rajesh Mashruwala

/S/ Vinod Sahney	Director	February 26, 2016
Vinod Sahney

Index to Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31,2015 and 2014 and for each of the years in the three-year period ended December 31, 2015	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 26, 2016

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$500,499	$197,708
Short-term investments	540,045	669,353
Accounts receivable, net of allowance for doubtful accounts of $622 and $703 at December 31, 2015 and 2014, respectively	136,926	111,993
Revenue earned in excess of billings	30,448	27,493
Deferred income taxes and other current assets	44,575	56,930

Total current assets	1,252,493	1,063,477
Property and equipment	217,922	210,206
Less accumulated depreciation and amortization	112,146	101,155

Property and equipment, net	105,776	109,051
Goodwill Non-current term deposits with banks	906 77	906 105
Deferred income taxes and other non-current assets	64,018	50,476

TOTAL ASSETS	$1,423,270	$1,224,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Current liabilities:
Accounts payable	$14,678	$9,323
Accrued payroll and related costs	60,339	60,765
Income taxes payable	11,305	23,781
Accrued liabilities	23,214	24,250
Deferred revenue	7,716	3,266
Loans and borrowings	129,981	8,852

Total current liabilities	247,233	130,237
Other non-current liabilities	17,592	16,198
Non-current loans and borrowings	—	129,750

TOTAL LIABILITIES	264,825	276,185
Commitments and contingencies ( See Note 13 )

SHAREHOLDERS’ EQUITY
Common Stock, no par value per share, 200,000,000 shares authorized; 83,947,151 and 83,741,918 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Restricted stock,465,290 and 564,314 shares issued and outstanding at December 31, 2015 and 2014, respectively	38,389	30,935
Additional paid-in capital	67,422	67,422
Accumulated other comprehensive loss	(235,609)	(186,244)
Retained earnings	1,288,242	1,035,716

Total shareholders’ equity	1,158,445	947,830

Total liabilities and shareholders’ equity	$1,423,270	$1,224,015

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net revenues	$968,612	$911,429	$824,765
Cost of revenues	584,611	533,862	460,576

Gross profit	384,001	377,567	364,189

Selling, general and administrative expenses	100,256	109,217	96,587

Income from operations	283,745	268,350	267,602
Other income, net	43,456	50,523	18,220

Income before provision for income taxes	327,201	318,873	285,822

Income tax expense	74,675	69,133	66,164

Net income	$252,526	$249,740	$219,658

Other comprehensive loss

Foreign currency translation adjustments	$(45,428)	$(32,381)	$(64,641)
Gains (losses) on derivatives:

Gains (losses) arising during period on net investment hedges	—	724	(6,796)
Unrealized gains on securities:
Unrealized holding gains arising during period	116	5,777	5,460
Reclassification adjustment for gains included in net income	(6,580)	(4,555)	(942)

	(6,464)	1,222	4,518
Defined benefit pension plans:
Net profit (loss) arising during period	802	(1,147)	280
Amortization of prior service cost included in net periodic pension cost	149	29	146

	951	(1,118)	426

Other comprehensive loss, before tax	(50,941)	(31,553)	(66,493)
Income tax benefits (expenses) related to other comprehensive loss	1,576	(388)	(1,677)

Other comprehensive loss, net of tax	(49,365)	(31,941)	(68,170)
Comprehensive income	$203,161	$217,799	$151,488

Dividend per share	$0.00	$0.00	$0.00

EARNINGS PER SHARE:
Basic	$3.01	$2.98	$2.63
Diluted	$3.00	$2.97	$2.62
Weighted average common shares outstanding:
Basic	83,982	83,785	83,582
Diluted	84,149	83,971	83,764

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance, January 1, 2013	83,320	$1	522	$18,062	$67,422	$566,318	$(86,133)	$565,670
Net income						219,658		219,658
Other comprehensive loss, net of tax							(68,170)	(68,170)

Excess tax benefits on stock-based compensation plans				656				656

Restricted stock activity	194		(21)	4,732				4,732

Dividends $0.00 per share

Balance, December 31, 2013	83,514	$1	501	$23,450	$67,422	$785,976	$(154,303)	$722,546

Net income						249,740		249,740
Other comprehensive loss, net of tax							(31,941)	(31,941)

Excess tax benefits on stock-based compensation plans				1,028				1,028

Restricted stock activity	228		63	6,457				6,457

Dividends$0.00 per share						—		—

Balance, December 31, 2014	83,742	$1	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830

Net income						252,526		252,526
Other comprehensive loss, net of tax							(49,365)	(49,365)

Excess tax benefits on stock-based compensation plans				257				257

Restricted stock activity	205		(99)	7,197				7,197

Dividends $0.00 per share

Balance, December 31, 2015	83,947	$1	465	$38,389	$67,422	$1,288,242	$(235,609)	$1,158,445

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$252,526	$249,740	$219,658

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,567	16,142	14,474
Provision for doubtful debts / advances(recoveries)	494	(357)	272
Realized gains on sales of short-term investments	(18,796)	(14,619)	(3,600)
Deferred income taxes	(4,083)	(5,625)	(5,827)
Compensation expense related to restricted stock	7,197	6,457	4,732
Unrealized foreign exchange gain	(207)	—	—
Gain on sale of property and equipment	(25)	(44)	—
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(39,470)	(25,677)	(41,783)
Other current assets	(2,422)	(7,392)	(16,834)
Accounts payable, accrued payroll and other liabilities	8,198	16,289	28,698
Deferred revenues	4542	(1,514)	176

Net cash provided by operating activities	223,521	233,400	199,966

Cash flows from investing activities:

Property and equipment expenditures	(17,013)	(19,218)	(20,495)
Proceeds from sale of property and equipment	191	66	46
Purchases of mutual funds	(221,097)	(349,791)	(294,010)
Purchases of term deposits with banks	(446,768)	(583,341)	(395,589)
Proceeds from sales of mutual funds	304,083	305,298	200,836
Maturities of term deposits with banks	486,651	445,717	288,719

Net cash provided by (used) in investing activities	106,047	(201,269)	(220,493)

Cash flows from financing activities:

Excess tax benefits on stock-based compensation plans	257	1,028	656
Repayment of loans and borrowings	(8,625)	(7,125)	(54,500)
Proceeds from loans and borrowings	—	—	150,000

Net cash provided by (used in) financing activities	(8,368)	(6,097)	96,156

Effect of foreign currency exchange rate changes on cash	(18,409)	(7,083)	8,506

Change in cash and cash equivalents	302,791	18,951	84,135
Cash and cash equivalents, beginning of year	197,708	178,757	94,622

Cash and cash equivalents, end of year	$500,499	$197,708	$178,757

Non cash investing and financing activities

Supplemental disclosures of cash flow information

Cash paid for income taxes	$77,794	$73,039	$62,967
Cash paid for interest	2,215	2,291	1,601

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business

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

In each of our business segments, we help our customers adapt to market change by providing a broad array of technology-based, industry-specific solutions. These solutions leverage the strong understanding we have of key underlying trends in each industry segment that we focus on. These solutions are complemented by strong capabilities in Digital Modernization, Social, Mobile, Analytics and Cloud (SMAC) technologies, Business Intelligence (BI), Knowledge Process Outsourcing (KPO), application services, testing, Enterprise Resource Planning (ERP), IT Infrastructure Management Services (IMS), and business and technology consulting.

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, capital markets, cards and payments, investments and transaction processing services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: cards and payments, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliations, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by rising global regulatory requirements, customer interest in newer technology areas and related services such as digital modernization, and an ongoing focus on cost reduction and operational efficiencies.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others.

The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: integrated care, wider use of Electronic Health Records, and the increasing prevalence of healthcare banking, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing retail orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as: policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents. This is often accomplished through the use of digital front-end technologies like the Cloud, social media and mobile, and supported by modernization of applications and infrastructure elements. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations.

Manufacturing

We provide technology services and business consulting in a range of sub-sectors including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials, natural resources and chemicals. Demand for our services in this segment are being driven by trends such as the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains, among others. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies.

In Logistics, our clients look to Syntel to implement business-relevant changes that will make them more productive, competitive and cost effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Our solutions for retail and logistics clients include SCM, sales and operations planning, mobility, Point of Sale (POS) testing, Multi-Channel, customer and retail store analytics, among others.

In addition, there is strong demand for digital modernization services across these industries to enhance efficiency and agility of their underlying technology systems.

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

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company, formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. de R.L. de C.V., a Mexican limited liability company.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company; and

•	Syntel Switzerland GmbH, a Switzerland limited liability company

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

Syntel Infotech, Inc., a Philippines corporation

Revenue recognition

The Company recognizes revenues from time-and-materials contracts as the services are performed.

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

Revenue on fixed price applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, a provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

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

Derivative instruments

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ‘other income, net’ unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter party is a bank, these contracts may also have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enter into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily comprised of receivables from the parent (Syntel Inc.), other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the year ended December 31, 2015, the Company did not enter into new foreign exchange forward contracts. At December 31, 2015 and December 31, 2014, no foreign exchange forward contracts were outstanding.

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

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending December 31, 2015, 2014 and 2013.

Gains (Losses) on derivatives

	2015	2014		2013
	(In thousands)
Gains/ (losses) recognized in other comprehensive income (loss)	$—	$724	*	$(6,796)

*	for and up to three months ended March 31, 2014.

The following table presents the net gains (losses) recorded in other income relating to the foreign exchange contracts not designated as hedges for the periods ending December 31, 2015, 2014 and 2013.

Gains (Losses) recognized in other income, net:

	2015	2014	2013
	(In thousands)
Gains/ (Losses) recognized in other income, net	$—	$3,836	$(11,258)

Change in Accumulated other comprehensive income (loss) by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2015 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)

Other comprehensive income (loss) before reclassifications	(45,736)	50	524	(45,162)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,318)	115	(4,203)

Net current-period other comprehensive income (loss)	$(45,736)	$(4,268)	$639	$(49,365)

Ending balance	$(235,146)	$332	$(795)	$(235,609)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2015 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in current year	Other income	$(6,580)	$2,262	$(4,318)

Amortization of prior service cost included in net periodic pension cost	Direct cost	$149	$(34)	$115

The change in balances of accumulated comprehensive loss for the year ended December 31, 2014 is as follows:

(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)

Other comprehensive income (loss) before reclassifications	(28,994)	3,853	(758)	(25,899)
Amounts reclassified from accumulated other comprehensive income(loss)	—	(3,061)	19	(3,042)

Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income(loss)	$(31,994)	$792	$(739)	$(31,941)

Ending balance	$(189,410)	$4,600	$(1,434)	$(186,244)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 is as follows:

(In thousands)
Details about Accumulated Other Comprehensive Income (Loss)Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in the current year	Other income	$(4,555)	$1,494	$(3,061)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$29	$(10)	$19

The change in balances of accumulated comprehensive income (loss) for the year ended December 31, 2013 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(85,979)	$846	$(1,000)	$(86,133)

Other comprehensive income (loss) before reclassifications	(71,437)	3,660	186	(67,591)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(698)	119	(579)

Net current-period other comprehensive income (loss)	$(71,437)	$2,962	$305	$(68,170)

Ending balance	$(157,416)	$3,808	$(695)	$(154,303)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 is as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income (Loss)Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains and losses on available for sale securities	Other income	$(942)	$244	$(698)

Amortization of prior service cost included in net periodic pension cost	Direct cost	$146	$(27)	$119

Other income, net

Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other comprehensive loss

The other comprehensive loss consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, unrealized gains (losses) on securities and a component of a defined benefit plan. During the year ended December 31, 2015, 2014 and 2013, the other comprehensive loss amounts to $49.4 million, $31.9 million and $68.2 million, respectively, primarily attributable to the foreign currency translation loss adjustments of $45.4 million, $32.4 million (which includes an out-of-period adjustment of $3.0 million, which related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts), and $64.7 million for the years ended December 31, 2015, 2014 and 2013,respectively.

Tax on other comprehensive loss

Total tax (expense) benefit on other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(In thousands)
Tax expense on Foreign currency translation adjustments	$(308)	$(337)	$—
Tax expense on unrealized gains on securities	2,196	(430)	(1,556)
Tax (expense) benefit on defined benefit pension plans	(312)	379	(121)

Total (taxes) benefit on other comprehensive income (loss)	$1,576	$(388)	$(1,677)

Cash and cash equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and Cash equivalents as at December 31, 2015 and December 31, 2014, were $500.5 million and $197.7 million, respectively, which were held in bank and fixed deposits with various banking and financial institutions.

Fair value of financial instruments

The fair values of the Company’s current assets and current liabilities approximate their carrying values because of their short maturities. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

Concentration of credit risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. The Company has cash deposited with financial institutions that, at times, may exceed the federally insured limits.

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

During the year ended December 31, 2015, the Company has realized short-term investments in Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities. As at December 31, 2015 there were no investment in FMPs of mutual funds. As at December 31, 2014, the Company’s Indian subsidiaries invested $15.89 million in FMPs of mutual funds.

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $413.6 million and $466.6 million at December 31, 2015 and 2014, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2015 and 2014 non-current term deposits with banks were at $ 0.08 million and $0.11 million, respectively. Term deposits with banks include restricted deposits of $0.60 million and $0.53 million as at December 31, 2015 and December 31, 2014 respectively, placed as security towards performance guarantees issued by the company’s bankers on the Company’s behalf.

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

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $15.6 million, $16.1 million and $14.5 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2015 and 2014.

Goodwill

During the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments. The company reassigned goodwill to the new reportable segment Healthcare and Life Sciences. In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2015 or 2014. The Company evaluated goodwill for impairment in the third quarter of each of 2015 and 2014.

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

The tax rate for the year ended December 31, 2015 was impacted by a favorable adjustment of $1.10 million relating to the true up of tax provisions, upon the finalization of the India tax computation and $1.20 million, relating to finalization of state tax and local tax matters. The company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, which related to the true up of tax provisions, pursuant to finalization of the tax computation of Syntel India, which had arisen on account of setoff of inter units’ unabsorbed expenses. Further, a $0.86 million tax charge has arisen on account of a particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million which related to the true up of tax provisions, pursuant to finalization of the tax computation for filing tax returns of Syntel India. The Government of India published notice of a Cost Inflation Index of 939 for the financial year 2013-14, to be used in the calculation of long term capital gains. In general, Cost Inflation Indexes (“CII”) are being published with an increase in the range of 4%-11%. Before the aforesaid notification, Syntel had factored the CII of 886 for financial year 2013-14, which was based on a 4% increase in inflation index from the published Index of 852 for the financial year 2012-13. Accordingly, the higher CII has resulted in recognition of additional deferred tax assets and credit to the tax expenses of $0.55 million as a discrete tax item for the quarter ended June 30, 2013. Further, a $0.43 million reversal of the tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, and against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City income tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million relates to the prior years.

These revisions in the above estimates during 2013 had an after-tax impact of decreasing both the basic and diluted earnings per share for the year ended December 31, 2013 by $0.04 per share.

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of comprehensive income. During the year ended December 31, 2015, 2014 and 2013, foreign exchange gain of $18.1 million, $10.7 million and $9.0 million were included in selling, general and administrative expenses, respectively.

The foreign exchange gain for the year ended December 31, 2014 includes an out-of-period income adjustment of $3.0 million related to the past period cumulative impact, arising out of the modification of the accounting treatment adopted by the company during the second quarter, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts, which had previously been reported as other comprehensive income (loss).

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

The gross charge for unutilized earned leave was $5.3 million, $5.4 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The amounts accrued for unutilized earned leave were $22.4 million and $21.5 million as of December 31, 2015 and 2014, respectively, and are included within accrued payroll and related costs.

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

Recently issued accounting standards

ASU 2014-09, Revenue from Contracts with Customers – Issued May 2014, was scheduled to be effective for Syntel beginning January 1, 2017, however on July,9 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 for public companies to January 1, 2018 with an option to elect to adopt ASU 2014-09 as of the original effective date. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (“GAAP”) and those using International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The new guidance also addresses the accounting for some costs to obtain or fulfill a customer contract and provides a set of disclosure requirements intended to give financial statement users comprehensive information about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. The requirements of this ASU and its impact on the Company are being evaluated, with the expected completion during 2017.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement(Subtopic 350-40) Issued April 2015; effective for Syntel beginning January 1, 2016 with early adoption permitted. ASU 2015-05 provides guidance to help entities in evaluating their accounting for fees paid by a customer in a cloud computing arrangement.

The new guidelines provide guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. Customers will need to apply the same criteria as vendors to determine whether the arrangement contains a software license or is solely a service contract. The requirements of ASU 2015-05 and its impact on the Company are being evaluated.

ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Issued January 2015; effective for Syntel beginning January 1, 2016.The new standard is to simplify income statement presentation requirements by eliminating the concept of extraordinary items from GAAP and also improving the comparability of the financial statements of companies using GAAP and those using IFRS.

The new guidance also addresses transactions that are both unusual in nature and infrequently occurring which should be presented within income from continuing operations or disclosed in notes to financial statements because those items satisfy the conditions for an item that is unusual in nature or infrequently occurring. The adoption of Accounting Standards Update 2015-01 will not have any significant impact on the Company’s financial statement presentation or disclosures.

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

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. Current GAAP requires the deferred taxes to be presented as a net current asset or liability and net noncurrent asset or liability. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard will affect financial statement presentation only and is expected to have no effect on our financial condition or results of operations.

3.	Short-Term Investments

Short-term investments included the following at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Investments in mutual funds at fair value	$126,479	$186,842
Term deposits with banks	413,566	466,625
Fixed Maturity Plans (FMPs) of mutual funds, at cost	—	15,886

Total	$540,045	$669,353

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Cost	$126,243	$180,143	$144,353
Unrealized gain, net	236	6,699	5,475

Fair value	$126,479	$186,842	$149,828

Gross realized gains	$18,796	$14,619	$3,600
Proceeds on sales of mutual funds	304,083	305,298	200,836
Purchases of mutual funds	221,097	349,791	294,010

Held to maturity securities

Investments in held-to-maturity securities of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
	(In thousands)
Description
Aggregate fair value of the investment	$—	16,612	$—
Less: Gross unrecognized holding gain	—	726	—
Net carrying amount	$—	15,886	$—

Information related to investments in term deposits with banks included the following for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Cost	$413,566	$466,625	$340,349

Maturities of term deposits	$486,651	$445,717	$288,719
Purchases of term deposits	446,768	583,341	395,589

4.	Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2015 and 2014 is summarized as follows:

	2015	2014
	(In thousands)
Unbilled revenue for time-and-materials projects	$22,171	$16,408
Unbilled revenue for fixed-price projects, net of discounts	8,277	11,085

	$30,448	$27,493

Deferred revenue at December 31, 2015 and 2014 is summarized as follows:

	2015	2014
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$6,859	$1,501
Other deferred revenue	857	1,765

	$7,716	$3,266

5.	Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
	(In thousands)
Balance, beginning of year	$703	$2,022	$2,168
Provision	—	—	53
Write-offs, net of recoveries	(81)	(1,319)	(199)

Balance, end of year	$622	$703	$2,022

6.	Property and Equipment

Property and equipment at December 31,2015 and 2014 is summarized as follows:

	2015	2014
	(In thousands)
Office building	$55,293	$57,714
Computer equipment and software	54,951	54,018
Furniture, fixtures and other equipment	71,542	69,365
Vehicles	2,237	1,857
Leasehold improvements	8,058	7,579
Leasehold land	4,783	4,997
Residential property	1,637	1,709
Capital advances / work in progress	19,421	12,967

	217,922	210,206
Less accumulated depreciation and amortization	112,146	101,155

	$105,776	$109,051

7.	Line of Credit and Term Loan

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million. The maturity date of both the three year term loan facility and the three year revolving credit facility is May 23, 2016. Currently, the Company is in discussion with bank for refinancing of these facilities. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As of December 31, 2015, the interest rate was 1.62% for the three year revolving credit facility and was 1.87% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of December 31, 2015, as it reflects the current market value.

Principal payments on the term loan are due every quarter. During the three months ended December 31, 2015, a principal payment of $ 2.25 million was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of December 31, 2015, the Company was in compliance with all debt covenants.

As of December 31, 2015 the outstanding balances of the term loan and line of credit, including interest, were $39.83 million and $90.15 million, respectively .

Future scheduled payments on the three-year revolving credit facility and term loan, at December 31, 2015 are as follows:

(In thousands)
2016	$129,750

8.	Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2015 are as follows:

(In thousands)
2016	4,998
2017	3,513
2018	2,633
2019	1,599
2020	1,243
Thereafter	1,047

$15,033

Total rent expense amounted to approximately $11.3 million, $10.5 million and $9.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Capital Lease

During 2011, the Company acquired leasehold improvements under capital lease. Future minimum annual lease commitments under capital leases as of December 31, 2015 are as follows:

(In thousands)
2016	$10
2017	—
2018	—
2019	—

$10
Less: Amount representing interest	—
Present value of minimum lease payments	10
Less: Current installments of obligations under capital leases	10

$—

Leasehold improvements under capital lease amounted to $0.90 million and $0.94 million, recorded under property and equipment, as at December 31, 2015, and 2014 respectively. Accumulated depreciation on the capital lease amounted to $0.64 million and $0.53 million as at December 31, 2015 and 2014 respectively. Depreciation expense under capital lease amounted to approximately $0.13 million for the year ended December 31, 2015, and $0.14 million for the year ended December 31, 2014.

The capital lease liability of $0.01 million has been recorded under current liability.

9.	Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(In thousands)
U.S.	$42,342	$23,966	$26,815
Foreign	284,859	294,907	259,007

	$327,201	$318,873	$285,822

Income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
	(In thousands)
Current:
Federal	$14,521	$8,904	$8,932
State	2,639	1,686	1,609
City	439	281	268
Foreign	61,393	65,187	61,182

Total current provision	78,992	76,058	71,991

Deferred:
Federal	(537)	(1,328)	(3)
State	(99)	(245)	—
City	(16)	(41)	—
Foreign	(3,665)	(5,311)	(5,824)

Total deferred (benefit)	(4,317)	(6,925)	(5,827)

Total provision for income taxes	$74,675	$69,133	$66,164

The components of net deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Deferred tax assets
Carry-forward losses of subsidiaries	$53	$364
Minimum alternate tax credit of subsidiaries	30,752	27,233
Property, plant and equipment	394	344
Accrued expenses and allowances	13,820	12,071
Valuation allowance	(5,454)	(2,616)

Total deferred tax assets	39,565	37,396

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(1,726)	(1,726)
Provision for tax on unrealized gains in India	(53)	(2,307)

Total deferred tax liabilities	(1,779)	(4,033)

Net deferred tax assets	$37,786	$33,363

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2015	2014
	(In thousands)
Deferred tax asset, current	$7,789	$6,478
Deferred tax asset, non-current	29,997	26,885

	$37,786	$33,363

Syntel’s software development centers/units in India are located in Mumbai, Chennai Pune and Gurgaon. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI). Units registered with STPI, EOUs and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria.

Units located at Santacruz Electronics Export Processing Zone (“SEEPZ”) Mumbai and STPI/EOU units have already ceased to enjoy the tax exemption on March 31, 2011, except one SEZ unit located at Mumbai and three more SEZ units located at Mumbai completed the tax holiday period on March 31, 2012 and March 31, 2013 respectively. The Company started operation in a new SEZ unit in the Syntel Chennai SEZ and Syntel Pune SEZ in the quarter ended June 30, 2014 and December 31, 2014 respectively. The Company has started operation in a KPO SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2015

Syntel’s SEZ in Pune set up under the SEZ Act 2005, commenced operations in 2008. The SEZ for Chennai commenced operations in 2010. Income from operation of the SEZ, as a developer, is exempt from payment of corporate income taxes for ten out of 15 years from the date of SEZ notification.

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units, to the extent they are not covered by the above exemptions and on income from treasury operations and other income.

The benefit of the tax holiday under Indian Income Tax was $45.6 million, $43.1 million and $32.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2015, the Company would accrue taxes of approximately $306.0 million.

The following table accounts for the differences between the actual effective tax rate and the statutory U.S. Federal income tax rate of 35% for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal Benefit	0.6%	0.2%	0.3%
City taxes	0.0%	0.1%	—
Foreign effective tax rates different from U.S. Statutory Rate[1]	(12.6%)	(14.2%)	(11.7%)
Tax reserves	(0.0%)	(0.1%)	(0.0%)
Prior Year state tax payment	(0.4%)	0.0%	0.2%
Valuation Allowance	0.2%	0.7%	(0.1)%
Tax on India Entity related cost	0.0%	0.0%	(0.6)%

Effective income tax rate	22.8%	21.7%	23.1%

1.	The foreign jurisdiction that materially affects the effective income tax rate is India.

During the year ended December 31, 2015, 2014 and 2013, the effective income tax rates were 22.8%, 21.7% and 23.1%, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2015	2014
Balance as at January 1	$40.47	$30.22
Additions based on tax positions related to the current year	11.72	11.38

Additions based on tax positions for prior years	0.18	0.00
Reductions for tax positions of prior years	(0.14)	(0.00)
Foreign currency translation effect	(1.99)	(1.13)

Balance as at December 31	$50.24	$40.47
Income taxes paid, see below	(42.18)	(35.86)

Amounts, net of income taxes paid	$8.06	$4.61

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $42.18 million and $35.86 million against the liabilities for unrecognized tax benefits of $50.24 million and $40.47 million, as at December 31, 2015 and 2014, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2015 and December 31, 2014, the Company recognized a tax charge and tax reversal towards interest of approximately $0.07 million and $0.44 million, respectively.

The Company had accrued approximately $1.33 million and $1.32 million for interest and penalties as of December 31, 2015 and December 31, 2014, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.54 million and potential tax disputes of $3.16 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2012 and for state tax examinations for years before 2011. During the year 2014, the Internal Revenue Service (IRS) commenced an examination of the 2012 US Federal Income Tax Return filed by Syntel Inc. and subsidiaries which is closed without any material adjustments.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2010-11 pending at various levels of tax authorities. Financial year 2011-12 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments for financial years 2008-09 and onwards. The Indian tax authority served a notice for re-opening the assessment of financial year 2008-09 for Syntel Global Private Limited (“SGPL”) on April 12, 2014. During the three months ended June 30, 2015, SGPL defended its tax position for the aforesaid year and the Indian Tax authority dropped the re-opening of the tax assessment for financial year 2008-09.

During the years ended December 31, 2015, 2014 and 2013, the effective income tax rate was 22.8%, 21.7% and 23.1%, respectively.

The tax rate for the year ended December 31, 2015 was impacted by a favorable adjustment of $1.10 million relating to the true up of tax provisions upon the finalization of the India tax computation and $1.20 million, relating to the finalization of state tax and local tax matters. The company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2015 would have been 23.3%.

The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, relating to the true up of tax provisions, upon the finalization of the tax computation of Syntel India, which was finalized after setoff of unabsorbed inter-company expenses. Further, a $0.86 million charge of tax has arisen on account of a tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2014 would have been 21.1%.

The tax rate for the year ended December 31, 2013 was impacted by a favorable adjustment of $1.09 million relating to the true up of tax provisions, upon the finalization of tax computations for filing Syntel India tax returns which computations were finalized upon receiving the actual numbers of expenses apportionment, wage reconciliations, meal disallowances etc., compared with the amounts for such items estimated earlier for the tax provisions. Further, a $0.43 million reversal of tax reserve has arisen on account of the reversal of a valuation allowance, created in the past, against deferred tax assets recognized on the allowance on the accumulated losses. During the year ended December 31, 2013, the Company reviewed the filing requirements for certain U.S. State and City Income Tax returns. The Company has updated the profit apportionment method in those certain states and cities. Accordingly, the Company had provided $1.59 million, out of which $0.6 million related to prior years. Without the above, the effective tax rate for the year ended December 31, 2013 would have been 23.5%.

Syntel India has not provided for disputed Indian income tax liabilities amounting to $1.59 million for the financial years 1996-97, 1997-98 and 2001-02, which is after recognizing certain tax liabilities aggregating $0.82 million.

Syntel India received orders for appeals filed with the Commissioner of Income Tax Appeals (“CIT(A)”) against the demands raised by the Income Tax Officer for similar matters relating to the financial years 1996-97, 1997-98 and 2000-01. The contention of Syntel India was partially upheld by the CIT(A). Syntel India has gone into further appeal with the Income Tax Appellate Tribunal (“ITAT”) for the amounts not allowed by the CIT(A). Syntel India received favorable orders from the ITAT. The Income Tax Department filed further appeals before the Bombay High Court. The Bombay High Court dismissed the Income Tax Department appeals and upheld the ITAT orders on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court, which was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition.

Syntel India has also not provided for disputed Indian income tax liabilities aggregating to $4.82 million for the financial years 2002-03 to 2004-05, which is after recognizing tax on certain tax liabilities aggregating $0.72 million provided for uncertain income tax positions, against which Syntel India has filed appeals with the CIT(A). Syntel India has received the order for appeal filed with the CIT(A) relating to financial year 2002-03 and financial year 2003-04, wherein the contention of Syntel India has been partially upheld. Syntel India has gone into further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has also filed a further appeal against the relief granted to Syntel India by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. Syntel India has obtained opinions from independent legal counsels, which support Syntel India’s stance in this matter.

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

For the financial year 2005-06, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position, and Syntel India filed an appeal with the CIT(A). During the year ended December 31, 2010, Syntel India’s appeal for the financial year was fully allowed by

CIT(A). The Income Tax Department has filed a further appeal with the ITAT for the amounts allowed by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2006-07, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed an appeal with the CIT(A). During the three months ended September 30, 2011, the Company received an order for appeal filed with CIT(A) that partially upholds Syntel India’s contentions. Syntel India has filed a further appeal with the ITAT for the amounts not allowed by the CIT(A). The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2007-08 to 2009-10, the Indian Income Tax Department decided against Syntel India in respect to particular tax position and Syntel India has filed an appeal with the CIT(A). Syntel India received an orders for appeal filed with CIT(A) that upholds Syntel India’s contentions. The Income Tax Department has filed a further appeals for the amounts allowed by the CIT(A). During the quarter ended September 30, 2015, Syntel India received favorable orders from the ITAT for the financial year 2007-08. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2008-09 and financial year 2009-10, the Income Tax Department’s appeals are scheduled for hearing before ITAT on a future date.

For the financial year 2010-11, the Income Tax Department has raised a tax dispute on a particular tax position asserted by Syntel India. Management has evaluated the tax impact of this tax position for the aforesaid financial year and for the subsequent financial year. As per management estimates, it is more likely than not that the Company is required to make provision for unrecognized tax benefits of $0.13 million and $0.86 million for the year ended December 31, 2015 and 2014 respectively. Syntel India filed appeals with the CIT (A) against the aforesaid order. During the quarter ended September 30, 2015, Syntel India has received a favorable order from income tax department for the financial year 2011-12 and also received a rectification order for the aforesaid tax position of the financial year 2010-11.

For the financial year 2006-07, the Indian Income Tax Department decided against the State Street Syntel Services Private Limited (“SSSSPL”) in respect to a particular tax position and the SSSSPL filed an appeal with the CIT(A). During the year ended December 31, 2011, the SSSSPL received an order for appeal filed with CIT(A) wherein, the contention of Syntel India was upheld. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). During the year ended December 2015, the Income Tax Department’s appeal was heard and is awaiting for final order.

For the financial year 2007-08 to 2010-11, the Income Tax Department decided against the SSSSPL with respect to a particular tax position and the SSSSPL has filed an appeal with the CIT (A). For the financial year 2007-08 to 2009-10, the CIT (A) has not allowed the appeal and SSSSPL has filed further appeal before ITAT. The Syntel appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against Syntel International Private Limited (SIPL) in respect to a particular tax position and SIPL has filed an appeal with the CIT (A).

During the three months ended September 30, 2012, SIPL has received an order for appeal filed with CIT (A), and the contention of SIPL was fully upheld. The Income Tax Department filed further appeal to the ITAT for the amounts allowed by the CIT (A). However, recent High Courts orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and recent High Court orders, SIPL reviewed Uncertain Tax Position (UTP) of $0.24 million and reversed the aforementioned tax provision in September 2012. The Income Tax Department has filed a further appeal for the amounts allowed by the CIT(A). During the year ended December 31, 2015, SIPL received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court.

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

Further to Company’s reply and information filed earlier, Syntel India received a letter dated July 13, 2011 from the DC indicating that the audit objections amounting to $3.0 million, out of the total amount of $3.85 million, have been closed. Syntel is pursuing closure of the balance of the audit objections of approximately $0.85 million but has not yet received any communication back from the DC office.

Syntel India obtained the views of a tax consultant in this matter and the consultant advised that the matter is time barred. Even if not time barred, the consultant also provided advice that Syntel India will be in a position to defend the objections raised and therefore no provision has been made in the Company’s books.

Syntel India regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a no service tax on export of services. During the quarter ended June 30, 2014, Syntel India received orders for a Service Tax refund for the period October – December 2011. The Assistant Commissioner of Service Tax granted a Service Tax refund of $0.32 million and rejected Service Tax refunds of $0.56 million. Syntel India filed appeals before the Commissioner of Appeal responding to the aforesaid rejections. The rejection orders stated that the input services did not meet the conditions qualifying them for a refund of Service Taxes. The Service Tax Department has also filed an appeal with the Commissioner of Appeal against the Service Tax refund order. Syntel India obtained the views of a tax consultant in this matter and the consultant advised that Syntel India is in a strong position to defend the rejections and therefore, no provision has been made in the Company’s books.

SSSSPL, regularly files quarterly Service Tax refund applications and claims Service Tax refund of unutilized input of Service Tax on account for the export of services. During the three months ended September 30, 2012, the Company has received Service Tax orders for the rejection of a Service Tax refund for the period April–September 2011 of $0.43 million. Per the rejection order, there is no nexus of input services with the export of services justifying the claim for the refund of Service Tax. The Company had filed appeals before the Commissioner of Appeal against the aforementioned order. During the three months ended March 31, 2013 and September 30, 2013, SSSSPL received a service tax refund for the period October –December 2011 and January 2012–March 2012 of $0.15 million and $0.13 million respectively. During the three months ended December 31, 2013, the SSSSPL received orders for rejection of a service tax refund for the period April –December 2012 of $0.67 million. As per the rejection order, certain conditions prescribed for the purpose of claiming a refund have not been complied with. SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid orders. During the quarter ended June 30, 2014, the Commissioner of Appeal allowed appeals filed by the SSSSPL. The Service Tax department has filed an appeal against the said order before the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”) and also an application for stay of Service Tax refund.

During the quarter ended June 30, 2014, SSSSPL has received orders for a service tax refund for the period January– March 2013 of $0.20 million after rejection of $0.05 million in refunds. SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid rejections. During the quarter ended September 30, 2014, SSSSPL has received Service Tax refund orders for the period April –June 2013 of $0.18 million after rejection of $0.07 million. SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid partial rejections. During the quarter ended June 30, 2015, SSSSPL has received an order for a service tax refund for the period July 2013– March 2014 of $0.51 million after rejection of US$0.29 million. SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid partial rejection. SSSSPL has received an order for a service tax refund for the period April – June 2014 of $0.12 million after rejection of $0.12 million. SSSSPL has filed appeals before the Commissioner of Appeal against the aforesaid partial rejection.

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

The Company has filed an appeal against the said order before “CESTAT” and also an application before CESTAT for stay of demand. CESTAT has allowed the Company appeal, set aside the demand, and directed to the service tax department for additional consideration. However, the service tax department has filed an appeal before the Bombay High Court against the aforesaid CESTAT order. The Bombay High Court has directed CESTAT to decide the case on its merits rather than directing it to the commissioner for further consideration.

The Company’s tax consultant is of the view that the aforementioned demand is contrary to the wording of the service tax notifications and provisions. The Company therefore believes it is in a strong position to defend the aforementioned demand. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2015 the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2014, the Company had a local tax liability provision of approximately $5.9 million, equal to $3.8 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes. The decrease in December 31, 2015 as compared December 31, 2014 is mainly on account of result of filing, payment, or settlement of such local taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income generated by the Company’s Indian subsidiaries, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess tax paid under MAT provisions, over and above the normal tax liability, is “MAT Credit”. MAT Credit can be carried forward and set-off against future tax liabilities computed under normal tax provisions in excess of tax payable under MAT. The MAT Credit can be carried forward for set-off up to a period of 10 years from the end of the financial year in which MAT Credit arises. Accordingly, the Company’s Indian subsidiaries have calculated the tax liability for current domestic taxes after considering MAT tax liability. Management estimates that the Company’s Indian subsidiaries would utilize the MAT credit within the prescribed limit of 10 years. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Therefore, a valuation allowance of $1.58 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of December 31, 2015 of $29.18 million (net of valuation allowance of $1.58) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry of MAT Credit	Amount in US$ (In millions)
2017-18	$0.20
2018-19	0.27
2019-20	0.98
2020-21	1.63
2021-22	1.43
2022-23	5.99
2023-24	7.09
2024-25	7.78
2025-26	5.39

Total	30.76

Less: Valuation allowance	1.58

Total (net of valuation allowance)	$29.18

10.	Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 is as follows:

The number of shares and per share amounts for the prior periods presented have been retroactively restated to reflect the 2014 stock split.

	2015		2014		2013
	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share	Weighted -Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	83,982	$3.01	83,785	$2.98	83,582	$2.63
Potential dilutive effect of stock options	167	(0.01)	186	(0.01)	182	(0.01)

Diluted earnings per share	84,149	$3.00	83,971	$2.97	83,764	$2.62

11.	Dividends

The Company has not declared or paid any dividend in 2015, 2014 or 2013.

12.	Stock Compensation Plans

Share-Based Compensation

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Stock Option Plan”), which amended and extended the 1997 Plan. Under the plan, a total of 16 million shares of Common Stock(adjusted to account for the 2014 stock split) were reserved for issuance. The dates on which options granted under the Stock Option Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the years ended December 31, 2015, 2014 and 2013 was $7.2 million, $6.5 million and $4.7 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the year ended December 31, 2011 and 2010, the Company issued restricted stock awards of 182,728 and 418,716 (adjusted to account for the 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price. These shares vest 25% after each of the first, second, third and fourth anniversary of the grant dates.

On different dates during the year ended December 31, 2015, 2014 and 2013, the Company issued restricted stock awards of 135,440, 293,904 and 187,056(adjusted to account for the 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

Year Ended December 31,	2015	2014	2013
Cost of revenues	$2,478	$2,139	$1,443
Selling, general and administrative expenses	4,719	4,318	3,289

	$7,197	$6,457	$4,732

No Cash was received from option exercises under all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the activity for restricted stock awards granted under our stock-based compensation plans as of December 31, 2015, 2014 and 2013 respectively and changes during the years then ended is presented below, appropriately adjusted, to reflect the 2014 stock split:

	2015		2014		2013
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	564,314	$37.37	501,292	$28.64	521,716	$23.25
Granted	135,440	$46.73	293,904	$42.79	187,056	$36.53
Vested	(205,233)	$34.40	(227,882)	$25.03	(194,480)	$22.07
Forfeited	(29,231)	$36.38	(3,000)	$44.90	(13,000)	$24.10

Unvested at December 31	465,290	$41.47	564,314	$37.37	501,292	$28.64

As of December 31, 2015, $15.9 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.

13.	Commitments and Contingencies

As of December 31, 2015 and December 31, 2014, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $29.0 million and $31.8 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. During the year ended December 31, 2015, there was no accrual related to litigation. As of December 31, 2014, the Company had recorded $0.35 million as an accrual towards liability for a customer claim related contingency. During the year ended December 31, 2015, the Company settled the customer claim without admitting liability and the amount accrued was paid out.

14.	Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2015, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $6.50 million, $4.70 million and $3.30 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the

“Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $12.3 million and $12.1 million as of December 31, 2015 and 2014, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $3.7 million, $3.1 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s consolidated balance sheets and statements of comprehensive income.

	(In thousands)
	2015	2014
Accumulated benefit obligation	$6,194	$6,026
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$12,057	$8,919
Service cost	2,448	2,063
Interest cost	1,177	1,002
Actuarial loss/(gain)	(851)	1,165
Adjustments due to transfer of employees within the group	—	(3)
Benefits paid	(1,951)	(814)
Effect of exchange rate changes	(531)	(275)

Projected benefit obligation at end of the year	$12,349	$12,057

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	$387	$553
Provision for gratuity (included in non-current liabilities)	8,050	7,934

	$8,437	$8,487
As of December 31, 2015 and December 31, 2014 amounts in accumulated other comprehensive loss:
Net actuarial loss	$489	$1,461
Net prior service cost	134	168

Total accumulated other comprehensive loss	$623	$1,629

Expected amortization out of comprehensive income in 2016 is $0.03 million.

Reconciliation of net amount recognized
Net amount recognized as at beginning of the period	$(12,057)	$(8,919)
Company contributions	1,951	814
Net periodic benefit cost for the period	(3,734)	(3,094)
Amount recognized in accumulated other comprehensive loss	960	(1,165)
Adjustments on account of employees transferred	—	32
Foreign currency translation adjustment	531	275

Net amount recognized as at end of the period	(12,349)	(12,057)
Funded status of the plans	—	—

Accrued benefit cost	$(12,349)	$(12,057)

The components of net gratuity costs are reflected below:
Service cost	$2,448	$2,063
Interest cost	1,177	1,002
Amortization of transition obligation	71	33
Amortization of net actuarial (gain)/loss	37	(3)

	$3,733	$3,095

Weighted-average assumptions used to determine benefit obligations:

	2015	2014
Discount rate	8.5% per annum.	8.65% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years & 7% thereafter	11% per annum for first year, 10% for next five years &7% thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2015	2014
Discount rate	8.5% per annum	8.65% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years & 7% thereafter	11% per annum for first year, 10% for next five years &7% thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

For the year ended December 31,	Expected contribution
(In thousands)
2016	$1,077
2017	913
2018	826
2019	756
2020	711
2021–2025	3371

15.	Segment Reporting

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

The Company revised its years ended December 31, 2013 segment figures presented below to conform to the year ended December 31, 2015 and December 31, 2014 presentation.

In each of our business segments, we help our customers adapt to market change by providing a broad array of technology-based, industry-specific solutions. These solutions leverage the strong understanding we have of key underlying trends in each industry segment that we focus on. These solutions are complemented by strong capabilities in application services, testing, Business Intelligence (BI), IT Infrastructure Management Services (IMS), Knowledge Process Outsourcing (KPO), Social, Mobile, Analytics and Cloud (SMAC) technologies, Enterprise Resource Planning (ERP), and business and technology consulting.

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

Industry trends that influence the demand for our services in this segment include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Our services most in demand in this segment include EAS, EIM, testing, BI, IMS, KPO, SMAC, ERP, and business and technology consulting

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek the Company’s assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Services in high demand in the retail sector include business and technology consulting, eCommerce, EAS, systems integration, testing, KPO and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems, and intermediaries and real estate companies, providing solutions such as CRM and EIM.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures for prior periods have been restated to reflect industry segments for all periods presented. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for three years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Net Revenues:
Banking and Financial Services	$474,943	$455,100	$423,238
Healthcare and Life Sciences	157,970	147,424	138,578
Insurance	133,519	137,447	122,089
Manufacturing	41,154	27,622	30,322
Retail, Logistics & Telecom	161,026	143,836	110,538

Gross Profit:	$968,612	$911,429	$824,765
Banking and Financial Services	188,152	193,916	192,902
Healthcare and Life Sciences	68,822	67,289	65,828
Insurance	49,497	50,050	49,609
Manufacturing	13,111	8,136	10,844
Retail, Logistics & Telecom	69,505	63,262	48,805

Total Segment Gross Profit	389,087	382,653	367,988
Corporate Direct Cost	(5,086)	(5,086)	(3,799)
Gross Profit	$384,001	$377,567	$364,189
Selling, general and administrative expenses	100,256	109,217	96,587

Income from operations	$283,745	$268,350	$267,602

The Company’s largest customer in 2015, 2014 and 2013 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $204.0 million, $201.6 million and $205.5 million, contributing approximately 21%, 22% and 25% of total consolidated revenues during 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, accounts receivable from this customer were $31.8 million and $19.0 million respectively. The revenue from American Express Corp. was generated in Banking and Financial Services segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2015, 2014 and 2013. Revenue from this customer was approximately $140.6 million, $126.4 million and $129.3 million, contributing approximately 15%, 14% and 16% of total consolidated revenues during 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, accounts receivable from this customer was $16.6 million, $11.3 million and $10.6 million, respectively. The revenue from State Street Bank was generated in Banking and Financial Services segment.

The Company’s third largest customer, Federal Express Corporation, had revenues in excess of 10% of total consolidated revenues for the year ended 2015 and 2014. Revenue from this customer was approximately $120.1 million, $105.0 million and $68.1 million, contributing approximately 12%, 12% and 8% of total consolidated revenues during 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, accounts receivable from this customer was $12.2 million, $14.3 million and $12.3 million, respectively. The revenue from Federal Express Corporation was generated in Retail Logistics & Telecom segment.

16.	Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	(In thousands)
	2015	2014	2013
Net revenues (1):
North America (2)	$872,788	$827,425	$757,374
India	3,740	2,167	1,334
Europe (3)	89,088	77,821	61,317
Rest of the World	2,996	4,016	4,740

Total	$968,612	$911,429	$824,765

Long-lived assets (4):

North America (2)	$3,517	$2,645	$2,713
India	101,686	105,949	106,133
Europe (3)	374	71	72

Rest of the World	1,105	1,292	1,593

Total	$106,682	$109,957	$110,511

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17.	Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2015
Net revenues	$220,599	$239,797	$253,636	$254,580	$968,612
Cost of revenues	141,785	148,704	146,061	148,061	584,611

Gross profit	78,814	91,093	107,575	106,519	384,001

Selling, general and administrative expenses	35,382	21,728	15,121	28,025	100,256

Income from operations	43,432	69,365	92,454	78,494	283,745

Other income, net	9,338	9,887	10,227	14,004	43,456

Income before income taxes	52,770	79,252	102,681	92,498	327,201
Income tax expense (1)	12,749	18,673	24,990	18,263	74,675

Net income	$40,021	$60,579	$77,691	$74,235	$252,526

Earnings per share, diluted (a)	$0.48	$0.72	$0.92	$0.88	$3.00

Weighted average shares outstanding, diluted	84,127	84,135	84,131	84,204	84,149

2014
Net revenues	$219,523	$228,250	$228,332	$235,324	$911,429
Cost of revenues	123,500	138,702	133,804	137,856	533,862

Gross profit	96,023	89,548	94,528	97,468	377,567

Selling, general and administrative expenses	32,221	26,321	26,566	24,109	109,217

Income from operations	63,802	63,227	67,962	73,359	268,350

Other income (expense), net	11,785	12,175	10,657	15,906	50,523

Income before income taxes	75,587	75,402	78,619	89,265	318,873
Income tax expense (2)	17,439	16,118	17,013	18,563	69,133

Net income	$58,148	$59,284	$61,606	$70,702	$249,740

Earnings per share, diluted (a)	$0.69	$0.71	$0.73	$0.84	$2.97

Weighted average shares outstanding, diluted	83,944	83,916	83,968	84,055	83,971

(1)	The tax rate for the year ended December 31, 2015 was impacted by favorable adjustments of $1.10 million relating to the true up of tax provisions, upon the finalization of the India tax computation and $1.20 million, relating to the finalization of state tax and local tax matters in the fourth quarter. The company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax.

(2)	The tax rate for the year ended December 31, 2014 was impacted by a favorable adjustment of $1.20 million, which related to the true up of tax provisions, pursuant to finalization of the tax computation of Syntel India, which had arisen on account of setoff of inter units unabsorbed expenses in the fourth quarter. Further, a $0.86 million tax charge has arisen on account of the particular tax dispute raised during the year. The Company has provided tax charges of $1.63 million and $0.88 million on account of valuation allowances against deferred tax assets recognized on investments and the minimum alternative tax, respectively.

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 12%, 13% and 14% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2015:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short term investments
Available for sale securities	$126.5	$—	$—	$126.5
Term deposits	$—	413.7	$—	413.7

Total assets measured at fair value	$126.5	$413.7	$—	$540.2

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Short term investments
Available for sale securities	$186.8	$—	$—	$186.8
Term deposits	$—	466.7	$—	466.7

Total assets measured at fair value	$186.8	$466.7	$—	$653.5

20.	Term Deposits

The following table summarizes the term deposits with various banks outstanding as at December 31, 2015 and December 31, 2014.

	(In millions)
Balance Sheet Item	As at December 31, 2015	As at December 31, 2014
Cash & cash equivalents	$—	$13.0
Short term investments	413.6	466.6
Non-current assets	0.1	0.1

Total	$413.7	$479.7

21.	RELATED PARTY TRANSACTIONS

There were no related party transactions in 2015, 2014 and 2013.

22.	RECLASSIFICATIONS

Reclassifications of prior period share and per-share amounts due to the two-for-one stock split are effected to conform to the current period presentation.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended Articles of Incorporation of the Registrant filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Employee Stock Purchase Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.3*	Form of Stock Option Agreement, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2005, and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 2, 2015, and incorporated herein by reference.

10.6*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated January 10, 2011, between the Company and Rajesh Save, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.17*	Employment Agreement, dated September 3, 2012, between the Company and Nitin Rakesh, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.18*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.19*	Employment Agreement, dated July 18, 2014, between the Company and Rajiv Tandon, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.20*	Employment Agreement, dated August 11, 2014, between the Company and Christopher Mason, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.21*	Employment Agreement, dated January 13, 2009, between the Company and Srinath Mallya, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.22	Employment Agreement, dated February 11, 2016, between the Company and Anil Agrawal.

10.23	Employment Agreement, no date, between the Company and Srikanth Karra.

10.24	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.25	Credit Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

10.26	Security and Pledge Agreement, dated May 23, 2013, between the Company and Bank of America, N.A., filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2013, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase