Form 10-Q
period 2016-03-31
SYNTEL INC
filed 2016-05-02
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

Common Stock, no par value: 83,952,151 shares outstanding as of March 31, 2016.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Net revenues	$241,390	$220,599
Cost of revenues	151,666	141,785

Gross profit	89,724	78,814
Selling, general and administrative expenses	29,677	35,382

Income from operations	60,047	43,432
Other income, net	4,096	9,338

Income before provision for income taxes	64,143	52,770
Income tax expense	11,086	12,749

Net income	53,057	40,021

Other comprehensive income
Foreign currency translation adjustments	(1,240)	10,626
Unrealized gains on securities:
Unrealized holding gains arising during period	1,915	3,440
Reclassification adjustment for gains included in net income	(21)	(1,868)

	1,894	1,572
Defined benefit pension plans:
Net profit(loss) arising during period	—	—
Amortization of prior service cost included in net periodic pension cost	16	25

	16	25

Other comprehensive income, before tax	670	12,223
Income tax expenses related to other comprehensive income	(735)	(486)

Other comprehensive (loss) income, net of tax	(65)	11,737

Comprehensive income	$52,992	$51,758

Earnings per share:
Basic	0.63	0.48
Diluted	0.63	0.48
Weighted average common shares outstanding:
Basic	84,112	83,907

Diluted	84,266	84,127

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$658,454	$500,499
Short-term investments	425,683	540,045
Accounts receivable, net of allowance for doubtful accounts of $ 622 at March 31, 2016 and December 31, 2015	108,641	136,926
Revenue earned in excess of billings	48,527	30,448
Deferred income taxes and other current assets	50,182	44,575

Total current assets	1,291,487	1,252,493
Property and equipment	221,096	217,922
Less accumulated depreciation and amortization	115,068	112,146

Property and equipment, net	106,028	105,776
Goodwill	906	906
Non-current term deposits with banks	229	77
Deferred income taxes and other non-current assets	68,489	64,018

TOTAL ASSETS	$1,467,139	$1,423,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$13,927	$14,678
Accrued payroll and related costs	49,934	60,339
Income taxes payable	11,906	11,305
Accrued liabilities	26,399	23,214
Deferred revenue	3,817	7,716
Loans and borrowings	129,977	129,981

Total current liabilities	235,960	247,233
Other non-current liabilities	17,899	17,592

TOTAL LIABILITIES	253,859	264,825
Commitments and contingencies (See Note 15)
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	1,213,280	1,158,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,467,139	$1,423,270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	83,947	$1	465	$38,389	$67,422	$1,288,242	$(235,609)	$1,158,445
Net income						53,057		53,057
Other comprehensive loss, net of tax							(65)	(65)
Excess tax benefits on stock compensation plan				22				22
Restricted stock activity	5		(6)	1,821				1,821

Balance, March 31,2016	83,952	$1	459	$40,232	$67,422	$1,341,299	$(235,674)	$1,213,280

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	53,057	40,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,686	3,990
Provision for doubtful debts / advances	30	—
Realized gains on sales of short term investments	(700)	(2,674)
Deferred income taxes	(2,998)	855
Compensation expense related to restricted stock	1,821	1,789
Unrealized foreign exchange loss	1,413	2,265
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	9,553	(19,122)
Other current assets	(6,960)	(19,234)
Accounts payable, accrued payroll and other liabilities	(8,389)	(11,672)
Deferred revenue	(3,931)	(1,002)

Net cash provided by (used in) operating activities	46,582	(4,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(3,410)	(4,411)
Proceeds from sale of property and equipment	58	24
Purchase of mutual funds	(40,048)	(36,358)
Purchase of term deposits with banks	(88,232)	(74,704)
Proceeds from sales of mutual funds	70,559	59,666
Maturities of term deposits with banks	168,649	145,903

Net cash provided by investing activities	107,576	90,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	22	—
Repayment of loans and borrowings	—	(1,875)

Net cash provided by (used in) financing activities	22	(1,875)

Effect of foreign currency exchange rate changes on cash	3,775	615

Change in cash and cash equivalents	157,955	84,076
Cash and cash equivalents, beginning of period	500,499	197,708

Cash and cash equivalents, end of period	658,454	281,784

Supplemental disclosures of cash flow information:
Cash paid for income taxes	18,714	16,081
Cash paid for interest	570	553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2016 and December 31,2015, the results of their operations and their cash flows for the three months ended March 31, 2016 and 2015. The year-end condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company, formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. DE R. L. DE C. V., a Mexican limited liability company.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company; and

•	Syntel Switzerland GmbH, a Switzerland limited liability company

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company(“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability Company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability Company (“SSIPL”).

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel InfoTech, Inc., a Philippines corporation.

3.	USE OF ESTIMATES

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

Revenue from fixed-price applications management, maintenance and support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagements.

Revenue on fixed-price, applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period the loss is identified. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

Revenues are reported net of sales incentives to customers.

Reimbursements of out-of-pocket expenses are included in revenue in accordance with revenue guidance in the Financial Accounting Standards Board (“FASB”) Codification.

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

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ‘other income, net’ unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter party is a bank, these contracts may have a material impact on the financial statements. The Company considers the risks of non-performance by the counter party as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties in India which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives is insignificant.

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enter into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily consisting of receivables from the parent (Syntel Inc.), other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the three months ended March 31, 2016, the Company did not enter into new foreign exchange forward contracts. At March 31, 2016 and December 31, 2015, no foreign exchange forward contracts were outstanding.

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 are as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(235,146)	$332	$(795)	$(235,609)
Other comprehensive income (loss) before reclassifications	(1,330)	1,269	—	(61)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15)	11	(4)
Net current-period other comprehensive income (loss)	$(1,330)	$1,254	$11	$(65)
Ending Balance	$(236,476)	$1,586	$(784)	$(235,674)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(21)	$6	$(15)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$16	$(5)	$11

The changes in balances of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)
Other comprehensive income before reclassifications	10,683	2,271	—	12,954
Amounts reclassified from accumulated other comprehensive income		(1,233)	16	(1,217)
Out-of-period adjustment	—	—	—

Net current-period other comprehensive income (loss)	$10,683	$1,038	$16	$11,737

Ending Balance	$(178,727)	$5,638	$(1,418)	$(174,507)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,868)	$635	$(1,233)
Amortization of prior service cost included in net periodic pension cost	Direct cost	$25	$(9)	$16

8.	TAX ON OTHER COMPREHENSIVE INCOME

Total tax expense on other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Foreign currency translation adjustments	$(90)	$57
Tax benefit (expense) on unrealized gains (losses) on securities	(640)	(534)
Tax benefit (expense) on defined benefit pension plans	(5)	(9)

Total tax benefit (expense) on other comprehensive income (loss)	$(735)	$(486)

9.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of March 31, 2016 and December 31, 2015, were $658.5 million and $500.5 million, respectively, which were held in bank and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $328.2 million and $413.6 million at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes short-term investments as of March 31, 2016 and December 31, 2015:

	2016	2015
	March 31	December 31
	(In thousands)
Investments in mutual funds at fair value	$97,435	$126,479
Term deposits with banks	328,248	413,566

Total	$425,683	$540,045

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of March 31, 2016 and December 31, 2015 non-current term deposits with banks were $0.23 and $0.08 million, respectively. Term deposits with banks include restricted deposits of $0.47 million and $0.60 million as of March 31, 2016 and December 31, 2015 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

10.	LINE OF CREDIT AND TERM LOAN

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million. The maturity date of both the three year term loan facility and the three year revolving credit facility is May 23, 2016. Currently, the Company is in discussion with the bank for refinancing of these facilities. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”).In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As of March 31, 2016, the interest rate was 1.62% for the three year revolving credit facility and was 1.87% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of March 31, 2016, as it reflects the current market value.

Principal payments on the term loan are due every quarter up to December 31, 2015. During the three months ended March 31, 2016 no payment was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of March 31, 2016, the Company was in compliance with all debt covenants.

As of March 31, 2016 the outstanding balances of the term loan and line of credit, including interest, were $39.83 million and $90.15 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at March 31, 2016 are as follows:

(In thousands)
MAY 23, 2016	$129,750

11.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	Three Months Ended March 31,
	2016		2015
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	84,112	$0.63	83,907	$0.48
Potential dilutive effect of restricted stock options outstanding	154	0	220	0

Diluted earnings per share	84,266	$0.63	84,127	$0.48

12.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

In the life sciences category, we partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, and sales and marketing) as well as regulatory and administrative functions.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net Revenues:
Banking and Financial Services	$121,458	$105,346
Healthcare and Life Sciences	38,363	34,415
Insurance	30,549	34,365
Manufacturing	11,416	8,592
Retail, Logistics and Telecom	39,604	37,881

	$241,390	$220,599

Gross Profit:
Banking and Financial Services	46,405	37,799
Healthcare and Life Sciences	13,597	12,841
Insurance	10,561	11,888
Manufacturing	3,197	2,294
Retail, Logistics and Telecom	16,607	15,430

Total Segment Gross Profit	90,367	80,252
Corporate Direct cost	(643)	(1,438)

Gross Profit	$89,724	$78,814
Selling, general and administrative expenses	29,677	35,382

Income from operations	$60,047	$43,432

During the three months ended March 31, 2016, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $55.3 million, $33.9 million and $28.8 million, respectively, during the three months ended March 31, 2016, contributing approximately 22.9%, 14.0% and 11.9%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended March 31, 2015 from American Express Corp., State Street Bank and Federal Express Corp. were $44.1 million, $31.6 million and $29.3 million, respectively, contributing approximately 20.0%, 14.3% and 13.3%, respectively, of total consolidated revenues. At March 31, 2016 and December 31, 2015, accounts receivable from American Express Corp. were $23.4 million and $31.8 million, respectively. Accounts receivable from State Street Bank were $9.9 million and $16.6 million, respectively, at March 31, 2016 and December 31, 2015. Accounts receivable from Federal Express Corp. were $8.9 million and $12.2 million, respectively, at March 31, 2016 and December 31, 2015.

13.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net Revenues (1)
North America (2)	$215,710	$199,213
India	1,465	531
Europe (3)	23,627	20,099
Rest of the World	588	756

Total revenue	$241,390	$220,599

	As of March 31	As of December, 31
	2016	2015
	(in thousands)
Long-Lived Assets (4)
North America (2)	$3,371	$3,517
India	101,873	101,686
Europe (3)	564	374
Rest of the world	1,126	1,105

Total	$106,934	$106,682

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

14.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2016	2015
Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	0.6%	0.5%
City taxes	0.1%	—%
Foreign effective tax rates different from US statutory rate	(13.6)%	(13.1)%
Tax reserve	(4.8)%	0.3%
Valuation Allowance	—%	1.5%

Effective Income Tax Rate	17.3%	24.2%

The effective tax rate for the three months ended March 31, 2016, was impacted by reversal of unrecognized tax benefits of $3.07 million and higher offshore profits and lower onsite profits, the taxable/nontaxable and onsite/offshore revenue and expense mix of the Company. The effective rate was also impacted by three Special Economic Zones (“SEZ”) unit entering a 50% tax holiday effective April 1, 2016 against the existing 100% tax holiday of five years. The tax rate for the three months ended March 31, 2015 was impacted by tax charge on account of valuation allowance of $0.79 million and tax charge of unrecognized tax benefits of $0.15 million.

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2010-11 pending at various levels of the Indian tax authorities. Financial year 2012-13 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2009-10 and onwards.

The Company has reversed a provision for tax of $ 3.07 million for the quarter ended March 31, 2016 due to the expiration of the time limit with respect to a particular tax provision.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended March 31, 2016, the Company has accrued interest of approximately $0.04 million. The Company has accrued approximately $1.36 million and $1.27 million for interest and penalties as of March 31, 2016 and March 31, 2015, respectively.

The liability for unrecognized tax benefits was $47.94 million and $50.24 million as of March 31, 2016 and December 31, 2015, respectively. The Company has paid income taxes of $40.85 million and $42.18 million against the liabilities for unrecognized tax benefits of $47.94 million and $50.24 million, as of March 31, 2016 and December 31, 2015, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.54 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel’s software development centers/units are located in Mumbai, Chennai, Pune and Gurgaon, India and registered in (SEZ), as Export Oriented Units (“EOU”) and as units located in Software Technologies Parks of India (“STPI”). Software development centers/units enjoy favorable tax provisions due to their registration in SEZ.

New units in SEZ that were operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of certain criteria.

The Company’s units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011. Three SEZ units have completed their first five years of 100% exemption as of March 31, 2016. One SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2015. The Company has started operation in a KPO SEZ unit in Airoli, Navi Mumbai in the quarter ended June 30, 2015.

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

For the financial years 1996-97, 1997-98 and 2000-01, The Bombay High Court dismissed the Income Tax Department’s appeals on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition. Syntel India has recognized certain tax liabilities aggregating $0.83 million for the financials years 1996-97,1997-98 and 2000-01.

Syntel India received favorable orders from the Income Tax Appellate Tribunal (“ITAT”) for the financial year 2002-03, 2003-04, 2005-06, 2006-07 and 2007-08. During the quarter ended March 31, 2016, the Income Tax Department has filed further appeals before the Bombay High Court against a particular tax position.

Accordingly, all tax disputes are settled with the exception of a particular tax position for which Syntel India has recognized certain tax liabilities aggregating $3.37 million for the aforesaid years.

For the financial year 2004-05, the Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. Syntel India has not provided for disputed Indian income tax liabilities amounting to $0.25 million for the financial years 2004-05.

For the financial year 2008-09 and 2009-10, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed appeals with the CIT (A). The Company received orders for appeals filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed further appeals with ITAT against the amounts allowed by the CIT (A).

For the financial year 2010-11, the income tax department has raised a new tax dispute on a particular tax position. Management has evaluated the tax impact on this tax position for the aforesaid financial year and subsequent financial year. As per management estimates, the Company has provided for unrecognized tax benefits of $1.08 million as of the quarter ended March 31, 2016. Syntel India filed appeals with the CIT (A) against the aforesaid order. Syntel India has received a favorable order from income tax department for the financial year 2011-12 and also received a rectification order for the assessment of the aforesaid tax position of the financial year 2010-11.

For the financial year 2011-12, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India has filed an appeal with the CIT (A).

For the financial year 2006-07, the SSSSPL has received favorable orders from the ITAT in the year 2015. The Income Tax Department may file further appeals before the Bombay High Court. During the quarter ended March 31, 2016, SSSSPL has received favorable orders from the ITAT for the financial year 2007-08 and 2008-09. The Income Tax Department may file further appeals before the Bombay High Court.

For the financial year 2009-10 to 2011-12, the Income Tax Department decided against the SSSSPL with respect to a particular tax position and SSSSPL has filed an appeal with the CIT (A). For the financial year 2009-10, the CIT (A) has not allowed the appeal and SSSSPL has filed further appeal before ITAT. The SSSSPL appeal is fixed for hearing before ITAT in the near future.

For the financial year 2007-08, the Income Tax Department also decided against

SIPL with respect to a particular tax position and SIPL filed an appeal with the CIT (A). During the three months ended September 30, 2012, SIPL received an order for appeal filed with CIT (A) wherein the contention of SIPL was upheld. Also, High Court orders are in favor of the tax position taken by SIPL. Based on the CIT (A) and the recent High Court orders, SIPL reviewed an Uncertain Tax Position (UTP) of $0.24 million and reversed the aforesaid tax provision in September 2012. The Income Tax Department filed a further appeal to the ITAT against the amounts allowed by the CIT (A). During the year ended December 31, 2015, SIPL received favorable orders from the ITAT. The Income Tax Department may file further appeals before the Bombay High Court for the financial year 2011-12, the Income Tax Department also decided against SIPL with respect to a particular tax position and SIPL filed an appeal with the CIT (A).

During the quarter ended March 31, 2016, SSIPL tax assessment for the financial year 2011-12, was completed with tax adjustments of $1.3 million. Management has evaluated and discussed appealing the assessment with a tax consultant who has advised that SSIPL’s appeal would sustain at the appellate stage. Accordingly, it is more likely than not that the SSIPL should not make the provision under ASC 740. Accordingly, the Company has not provided $1.3 million. Similar to above, SSIPL has potential tax dispute of $6.93 million for the period financial year 2012-13 to March 31, 2016.

All of the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% U.S. Branch Profit Tax (BPT) related to its effectively connected income in the United States, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the United States. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if U.S. profits were not to be permanently invested, were approximately $7.28 million as of March 31, 2016.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2016, the Company would have accrued taxes of approximately $313.44 million.

India Finance Bill 2016

The Finance Bill 2016, was presented by the Union Finance Minister of India on February 29, 2016. The tax proposals include restricting tax holiday benefits for SEZ units commencing before March 31, 2020 and for SEZ developers to commence activities before March 31, 2017. There are no changes in corporate income tax rates. Based on the OECD/G20’s Base Erosion and Profit Shifting Project, Action 13: Guidance on the Implementation of Transfer Pricing Documentation and Country-by-Country Reporting and master file requirements proposed to be introduced under the transfer pricing regime the service tax rate will increase by 0.5% to 15%. There is no cost impact on increase of service tax rate as Syntel claims refunds of service taxes paid on input services.

These proposals will not have a material impact on the operations of the Company’s India based entities for the year 2016, however, it would have impact for SEZ units commencing after March 31, 2020.

Local Taxes

As of March 31, 2016 and December 31, 2015, the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 10 years and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $1.58 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of March 31, 2016 of $33.00 million (net of valuation allowance of $1.58 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.20
2018-19	0.26
2019-20	0.97
2020-21	1.62
2021-22	1.89
2022-23	5.97
2023-24	7.07
2024-25	7.76
2025-26	8.84

Total	34.58

Less: valuation allowance	(1.58)

Total (net of valuation allowance)	33.00

15.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2016, and December 31, 2015, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $33.0 million and $29.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai, Pune, Chennai and Gurgaon forming part of a SEZ/STPI scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STPI and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended March 31, 2016. The Company made no accruals towards estimated legal exposures and their related legal expenses.

16.	STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”), which amended and extended the 1997 Plan. Under the plan, a total of sixteen million shares of Common Stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options granted under the Amended Plan become first exercisable are determined by the Compensation Committee of the Board of Directors, but generally vest over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. No stock options were issued for the three months ended March 31, 2016 and 2015.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended March 31, 2016 and 2015 was $1.82 million and $1.79 million, respectively, including a charge for restricted stock units.

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

On different dates during the years ended December 31, 2015, 2014, 2013 and 2012, and for the three months ended March 31, 2016 the Company issued restricted stock unit awards (adjusted to account for the 2014 stock split) of 135,440, 293,904, 187,056, 217,656, and 800 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock unit) for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$660	$616
Selling, general and administrative expenses	1,161	1,173

	$1,821	$1,789

A summary of the activity for restricted stock unit awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of March 31, 2016 and changes during the period ended is presented below:

	Three Months Ended March
	2016		2015
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	465,290	$41.47	564,314	$37.37
Granted	800	$44.60	135,440	$46.73
Vested	(5,000)	$23.39	(205,233)	$34.40
Forfeited	(1,750)	$40.29	(29,231)	$36.38

Unvested Total	459,340	$41.67	465,290	$41.47

As of March 31, 2016, $14.00 million of total remaining unrecognized stock-based compensation cost related to restricted stock unit awards is expected to be recognized over the weighted-average remaining requisite service period of 2.24 years.

17.	VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $1.6 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

The amounts accrued for unutilized earned leave are $22.5 million and $22.4 million as of March 31, 2015 and December 31, 2015, respectively, and are included within accrued payroll and related costs.

18.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through March 31, 2016, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $12.5 million and $12.3 million as of March 31, 2016 and December 31, 2015, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended March 31, 2016 and 2015 were $0.9 million and $1.0 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 10.5% and 12.8% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$97.4	$—	$—	$97.4
Term Deposits	—	328.5	—	328.5

Total Assets Measured at Fair Value	$97.4	$328.5	$—	$425.9

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015:

			(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$126.5	$—	$—	$126.5
Term Deposits	—	413.7	—	413.7

Total Assets Measured at Fair Value	$126.5	$413.7	$—	$540.2

21.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of March 31, 2016 and December 31, 2015.

		(In Millions)
Balance Sheet Item	As of March 31, 2016	As of December 31, 2015
Cash & Cash Equivalents	$1.82	$—
Short Term Investments	328.25	413.60
Non-Current Assets	0.23	0.10

Total	$330.30	$413.70

22.	RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, Revenue from Contracts with Customers – Issued May 2014, was scheduled to be effective for Syntel beginning January 1, 2017, however on July 9, 2015, the FASB approved the proposal to defer the effective date of the ASU for public companies to January 1, 2018 with an option to elect to adopt the ASU as of original effective date. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (GAAP) and those using International Financial Reporting Standards (IFRS). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The requirements of this ASU and its impact on the Company are currently being evaluated.

In February 2016, the FASB issued as update (ASU 2016-02) to the standard on Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. The requirements of this ASU and its impact on the Company are currently being evaluated.

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation as part of improvement and simplification which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The requirements of this ASU and its impact on the Company are currently being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended March 31, 2016 increased to $241.4 million from $220.6 million for the three months ended March 31, 2015, representing a 9.4% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; Retail; Logistics and Telecom has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount as of March 31, 2016 increased by 2.2% to 17,657 employees as compared to 17,278 employees as of March 31, 2015. However, the growth in revenue was proportionately much higher than the growth in billable headcount. This is primarily because of a better utilization of onsite and offshore resources. As of March 31, 2016, the Company had approximately 74.6% of its billable workforce in India as compared to 76.6% as of March 31, 2015. The Company’s top five clients accounted for 59.0% of the total revenues in the three months ended March 31, 2016, down from 61.2% of its total revenues in the three months ended March 31, 2015. The Company’s top 10 clients accounted for 73.4% of the total revenues in the three months ended March 31, 2016 as compared to 75.6% in the three months ended March 31, 2015. The Company’s top 4-30 clients accounted for 42.1% of the total revenues in the three months ended March 31, 2016, down from 45.5% of its total revenues in the three months ended March 31, 2015.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 62.8% of total revenue for the three months ended March 31, 2016, from 64.3% for the three months ended March 31, 2015. The 1.5% decrease in cost of revenues, as a percent of revenues, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was attributable primarily to rupee depreciation, offset by increase in compensation, increased contract service cost, increased benefits costs and increased immigration expenses in the first quarter of 2016. Salary increases are discretionary and determined by management. During the three months ended March 31, 2016, the Indian rupee has depreciated against the U.S. dollar, on average, 9.02% as compared to the three months ended March 31, 2015. This rupee depreciation positively impacted the Company’s gross margin by 109 basis points, operating income by 191 basis points and net income by 190 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $121.5 million for the three months ended March 31, 2016 or 50.3% of total revenues, from $105.3 million, or 47.8% of total revenues for the three months ended March 31, 2015. The $16.2 million increase was attributable primarily to a $72.4 million increase in revenues from new engagements, partially offset by $44.1 million in lost revenues as a result of project completion and a $12.1 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues decreased to 61.8% of total Banking and Financial Services revenues for the three months ended March 31, 2016, from 64.1% for the three months ended March 31, 2015. The 2.3% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was attributable primarily to rupee depreciation in the first quarter of 2016 offset by increases in compensation due to increased headcount, increased contract service cost, benefits costs and increased immigration expenses.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $38.4 million for the three months ended March 31, 2016, or 15.9% of total revenues from $34.4 million for the three months ended March 31, 2015, or 15.6% of total revenues. The $4.0 million increase was attributable primarily to a $18.8 million increase in revenues from new engagements, partially offset by $13.2 million in lost revenues as a result of project completion and a $1.6 million net reduction in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 64.6% of total Healthcare and Life Sciences revenues for the three months ended March 31, 2016, from 62.7% for the three months ended March 31, 2015. The 1.9% increase in cost of revenues, as a percent of total revenues for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was attributable primarily to increases in compensation due to increased headcount , increased contract service cost, increased benefits costs and increased immigration expenses offset by rupee depreciation, in the first quarter of 2016.

Insurance Revenues. Insurance revenues decreased to $30.5 million for the three months ended March 31, 2016 or 12.7% of total revenues, from $34.4 million, or 15.6% of total revenues for the three months ended March 31, 2015. The $3.9 million decrease was attributable primarily to a $14.3 million in lost revenues as a result of project completion and a $6.7 million net reduction in revenues from existing projects, partially offset by a $17.1 million increase in revenues from new engagements.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues remained at 65.4% of total insurance revenues for the three months ended March 31, 2016, as compared to 65.4% for the three months ended March 31, 2015. The consistency of cost of revenues, as a percent of total revenues for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was attributable primarily to rupee depreciation, decreases in compensation due to decreased onsite headcount offset by increased contract service cost, increased benefits costs and increased immigration expenses in the first quarter of 2016.

Manufacturing Revenues. Manufacturing revenues increased to $11.4 million for the three months ended March 31, 2016, or 4.7% of total revenues from $8.6 million for the three months ended March 31, 2015, or 3.9% of total revenues. The $2.8 million increase was attributable primarily to a $10.0 million increase in revenue from new engagements, partially offset by a $5.0 million net decrease in revenue from existing projects and a $2.2 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues decreased to 72.0% of total manufacturing revenues for the three months ended March 31, 2016, from 73.3% for the three months ended March 31, 2015. The 1.3% decrease in cost of revenues for the three months ended March 31, 2016, as a percent of total Manufacturing revenues, as compared to the three months ended March 31, 2015, was attributable primarily to rupee depreciation, offset by increases in compensation due to increased headcount, increased contract service cost, increased benefits costs and increased immigration expenses in the first quarter of 2016.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $39.6 million for the three months ended March 31, 2016 or 16.4% of total revenues, from $37.9 million, or 17.1% of total revenues for the three months ended March 31, 2015. The $1.7 million increase was attributable primarily to revenues from new engagements contributing $12.0 million, partially offset by $8.7 million in lost revenues as a result of project completion and a $1.6 million reduction in revenue from existing projects.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 58.1% of total Retail, Logistics and Telecom revenues for the three months ended March 31, 2016, from 59.3% for the three months ended March 31, 2015. The 1.2% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was attributable primarily to rupee depreciation, offset by increases in compensation due to increased headcount, increased contract service cost, increased benefits costs and increased immigration expenses in the first quarter of 2016.

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

Corporate Direct Costs cost of revenues decreased to 0.3% of total revenue for the three months ended March 31, 2016 from 0.7% for the three months ended March 31, 2015. The decrease of 0.4% primarily due to rupee depreciation and decrease in headcount in the first quarter of 2016.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended March 31, 2016 were $29.68 million or 12.3% of total revenues, compared to $35.38 million or 16.0% of total revenues for the three months ended March 31, 2015.

Selling, general and administrative expenses for the three months ended March 31, 2016 were impacted by an increase in revenue of $20.79 million that resulted in a 1.16% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to (a) a decrease in corporate expenses of $4.21 million primarily due to an decrease in foreign exchange loss of $4.50 million (a $0.31 million loss for the three months ended March 31, 2016 as against a loss of $4.81 million for the three months ended March 31, 2015); (b) Rupee depreciation impact $2.17 million partially offset by increases in other expenses $0.73 million.

Other Income, Net. Other income includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income, net for the three months ended March 31, 2016 was $4.1 million or 1.7% of total revenues, compared to $9.3 million or 4.2% of total revenues for the three months ended March 31, 2015. The decrease in other income of $5.2 million was attributable to a decrease in interest income of $3.3 million, and decrease in gains from the sale of mutual funds $1.9 million.

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

During the three months ended March 31, 2016 and 2015, the effective income tax rates were 17.3% and 24.2%, respectively. The tax rate for the three months ended March 31, 2016 was impacted by reversal of unrecognized tax benefits of $3.07 million, higher offshore profits and lower onsite profits,the taxable/nontaxable onsite/offshore revenue and expense mix, and exchange gain. The tax rate for the three months ended March 31, 2015 was impacted by tax charge on account of valuation allowance of $0.79 million and tax charge of unrecognized tax benefits of $0.15 million.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended March 31, 2016 the other comprehensive loss amounted to $0.07 million, primarily attributable to foreign currency translation adjustments of a loss of $1.2 million.

During the three months ended March 31, 2015 the other comprehensive gain amounted to $11.7 million, primarily attributable to foreign currency translation adjustments of $10.6 million .

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and cash equivalents increased to $658.5 million at March 31, 2016 from $281.78 million at March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of March 31, 2016, the total cash and cash equivalents and short term investment balances was $1,084.1 million. Out of the above, an amount of $996.0 million was held by Indian subsidiaries which was composed of an amount of $719.7 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $46.6 million for the three months ended March 31, 2016, consisting principally of increase in net income and decrease in accounts receivable, offset by decreases in other liabilities and increase in other assets. The number of days sales outstanding in net accounts receivable was approximately 59 days and 64 days as of March 31, 2016 and 2015, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2016.

Net cash provided by investing activities was $107.58 million for the three months ended March 31, 2016, consisting principally of $70.6 million from sales of mutual funds,$168.6 million from maturities of term deposits with banks; offset by $3.35 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment, purchase of mutual funds of $40.05 million and the purchase of term deposits with banks of $88.22 million.

Net cash provided by financing activities was $0.02 million for the three months ended March 31, 2016 consisting of excess tax benefits on stock-based compensation plan of $0.02 million.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million. The maturity date of both the three year term loan facility and the three year revolving credit facility is May 23, 2016. Currently, the Company is in discussion with bank for refinancing of these facilities. The Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”).In connection with the credit facilities, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As of March 31, 2016, the interest rate was 1.62% for the three year revolving credit facility and was 1.87% for the three year term loan facility.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximates their reported value as of March 31, 2016, as it reflects the current market value.

Principal payments on the term loan are due every quarter up to December 31, 2015. During the three months ended March 31, 2016 no payment was made. The related Credit Agreement requires compliance with certain financial ratios and covenants. As of March 31, 2016, the Company was in compliance with all debt covenants.

As of March 31, 2016 the outstanding balances of the term loan and line of credit, including interest, were $39.83 million and $90.15 million, respectively.

Future scheduled payments on the three-year revolving credit facility and term loan, at March 31, 2016 are as follows:

(In thousands)
MAY 23, 2016	$129,750 .

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2016 and 2015 revenues from time and material contracts constituted 59% and 58%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2016 and 2015, revenues from fixed price application management and support engagements constituted 32% and 34% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2016 and 2015, revenues from fixed price application development and integration contracts constituted 9% and 8% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The allowance for doubtful accounts was $0.6 million as of both March 31, 2016 and December 31, 2015. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended March 31, 2016. The Company made no accruals towards estimated legal exposures and their related legal expenses.

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

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at March 31, 2016.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	March 31,	December 31,
ASSETS	2016	2015
	(in thousands)
Cash and cash equivalents	$658,454	$500,499
Short-term investments	425,683	540,045

Total	$1,084,137	$1,040,544

As of March 31, 2016, the total cash and cash equivalents and short-term investment balance was $1,084.1 million. Out of the above, an amount of $996.0 million was held by Indian subsidiaries which were comprised of an amount of $719.7 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at March 31, 2016 and December 31, 2015, the Company held 25% and 32% of total funds in Indian rupees.

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

During the three months ended March 31, 2016, the Indian rupee has depreciated against the U.S. dollar, on average, 2.5% as compared to the three months ended December 31, 2015. This rupee depreciation positively impacted the Company’s gross margin by 32 basis points, operating income by 56 basis points and net income by 56 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.3% and 81.6% of the expenses, respectively.

The rupee depreciation has also resulted in foreign currency translation adjustments of $1.2 million, during the three months ended March 31, 2016, which has been reported as other comprehensive income(loss).

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

During the quarter ended March 31, 2016, the Company did not enter into new foreign exchange forward contracts. At March 31, 2016, no foreign exchange forward contracts were outstanding.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

SYNTEL, INC.

Date : May 02, 2016	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date : May 02, 2016	/s/ Anil Agrawal
Anil Agrawal,
Acting Chief Financial Officer and
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