Form 10-Q
period 2016-06-30
SYNTEL INC
filed 2016-07-29
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Common Stock, no par value: 84,003,241 shares outstanding as of June 30, 2016.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Net revenues	$246,018	$239,797	$487,408	$460,396
Cost of revenues	155,033	148,704	306,699	290,489

Gross profit	90,985	91,093	180,709	169,907
Selling, general and administrative expenses	18,265	21,728	47,942	57,110

Income from operations	72,720	69,365	132,767	112,797
Other income, net	4,875	9,887	8,971	19,225

Income before provision for income taxes	77,595	79,252	141,738	132,022
Income tax expense	18,804	18,673	29,890	31,422

Net income	$58,791	$60,579	$111,848	$100,600

Other comprehensive income (loss)
Foreign currency translation adjustments	$(16,094)	$(16,546)	$(17,334)	$(5,920)
Unrealized gains on securities:
Unrealized holding gains arising during period	970	2,413	1,803	5,178
Reclassification adjustment for gains included in net income	(1,130)	(1,712)	(69)	(2,905)

	(160)	701	1,734	2,273
Defined benefit pension plans:
Net profit (loss) arising during period	—	—	—	—
Amortization of prior service cost included in net periodic pension cost	19	34	35	59

	19	34	35	59

Other comprehensive loss, before tax	(16,235)	(15,811)	(15,565)	(3,588)
Income tax benefit (expenses) related to other comprehensive loss	22	(547)	(713)	(1,033)

Other comprehensive loss, net of tax	(16,213)	(16,358)	(16,278)	(4,621)

Comprehensive income	$42,578	$44,221	$95,570	$95,979

Earnings per share:
Basic	$0.70	$0.72	$1.33	$1.20
Diluted	$0.70	$0.72	$1.33	$1.20
Weighted average common shares outstanding:
Basic	84,140	83,936	84,126	83,922

Diluted	84,278	84,135	84,272	84,131

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$702,446	$500,499
Short-term investments	395,385	540,045
Accounts receivable, net of allowance for doubtful accounts of $619 at June 30, 2016 and $622 at December 31, 2015 respectively.	127,605	136,926
Revenue earned in excess of billings	37,240	30,448
Deferred income taxes and other current assets	50,977	44,575

Total current assets	1,313,653	1,252,493
Property and equipment	224,036	217,922
Less accumulated depreciation and amortization	116,553	112,146

Property and equipment, net	107,483	105,776
Goodwill	906	906
Non-current term deposits with banks	227	77
Deferred income taxes and other non-current assets	63,867	64,018

TOTAL ASSETS	$1,486,136	$1,423,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$14,241	$14,678
Accrued payroll and related costs	51,689	60,339
Income taxes payable	16,235	11,305
Accrued liabilities	26,742	23,214
Deferred revenue	4,050	7,716
Loans and borrowings	12,725	129,981

Total current liabilities	125,682	247,233
Other non-current liabilities	18,359	17,592
Non-current loans and borrowings	84,375	—

TOTAL LIABILITIES	228,416	264,825
Commitments and contingencies (See Note 15)
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	1,257,720	1,158,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,486,136	$1,423,270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In	Retained	Accumulated other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2015	83,947	$1	465	$38,389	$67,422	$1,288,242	$(235,609)	$1,158,445
Net income						111,848		111,848
Other comprehensive loss, net of tax							(16,278)	(16,278)
Excess tax benefits on stock compensation plan				23				23
Restricted stock activity	56		(50)	3,682				3,682

Balance, June 30, 2016	84,003	$1	415	$42,094	$67,422	$1,400,090	$(251,887)	$1,257,720

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	111,848	100,600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,362	7,749
Provision (benefit) for doubtful accounts / advances	38	(68)
Realized gains on sales of short term investments	(2,477)	(6,226)
Deferred income taxes	(2,517)	(805)
Compensation expense related to restricted stock	3,682	3,414
Unrealized foreign exchange loss	406	916
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	1,259	(15,117)
Other current assets	(5,261)	(20,664)
Accounts payable, accrued payroll and other liabilities	(1,004)	4,012
Deferred revenue	(3,686)	(336)

Net cash provided by operating activities	109,650	73,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(9,133)	(10,131)
Proceeds from sale of property and equipment	157	83
Purchase of mutual funds	(92,702)	(53,272)
Purchase of term deposits with banks	(219,235)	(134,809)
Proceeds from sales of mutual funds	135,179	118,265
Maturities of term deposits with banks	314,845	303,923

Net cash provided by investing activities	129,111	224,059

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	23	295
Proceeds from loans and borrowings	60,250	—
Repayment of loans and borrowings	(93,125)	(4,125)

Net cash used in financing activities	(32,852)	(3,830)

Effect of foreign currency exchange rate changes on cash	(3,962)	(1,529)

Change in cash and cash equivalents	201,947	292,175
Cash and cash equivalents, beginning of period	500,499	197,708

Cash and cash equivalents, end of period	702,446	489,883

Supplemental disclosures of cash flow information:
Cash paid for income taxes	37,540	26,641
Cash paid for interest	1,152	1,112

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2016 and December 31, 2015, the results of their operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The year-end condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company; formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. de R.L. de C.V., a Mexican limited liability company

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company;

•	Syntel Switzerland GmbH, a Switzerland limited liability company; and

•	Syntel Poland, sp. z o. o., a Polish limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability Company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability Company (“SSIPL”).

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel InfoTech, Inc., a Philippines corporation.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits based on the proportional performance method, valuation allowance for deferred tax assets, potential tax liabilities and bonus accrual. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

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

The Company’s Indian subsidiaries, whose functional currency is the Indian Rupee, periodically enters into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily consisting of receivables from the parent (Syntel Inc.), and other direct customers and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the six months ended June 30, 2016 and 2015, the Company did not enter into new foreign exchange forward contracts. At June 30, 2016 and December 31, 2015, no foreign exchange forward contracts were outstanding.

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended June 30, 2016 are as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(236,476)	$1,586	$(784)	$(235,674)
Other comprehensive income (loss) before reclassifications	(16,109)	634	—	(15,475)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(750)	12	(738)

Net current-period other comprehensive income (loss)	$(16,109)	$(116)	$12	$(16,213)

Ending Balance	$(252,585)	$1,470	$(772)	$(251,887)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2016 are as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,130)	$380	$(750)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$19	$(7)	$12

The changes in balances of accumulated other comprehensive loss for the three months ended June 30, 2015 are as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(178,727)	$5,638	$(1,418)	$(174,507)
Other comprehensive income (loss) before reclassifications	(16,796)	1,530	—	(15,266)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,122)	30	(1,092)

Net current-period other comprehensive income (loss)	$(16,796)	$408	$30	$(16,358)

Ending Balance	$(195,523)	$6,046	$(1,388)	$(190,865)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2015 are as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,712)	$590	$(1,122)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$34	$(4)	$30

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2016 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(235,146)	$332	$(795)	$(235,609)
Other comprehensive income (loss) before reclassifications	(17,439)	1,184	—	(16,255)
Amounts reclassified from accumulated other comprehensive income	—	(46)	23	(23)

Net current-period other comprehensive income (loss)	$(17,439)	$1,138	$23	$(16,278)

Ending Balance	$(252,585)	$1,470	$(772)	$(251,887)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(69)	$23	$(46)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$35	$(12)	$23

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2015 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)
Other comprehensive income (loss) before reclassifications	(6,113)	3,362	—	(2,751)
Amounts reclassified from accumulated other comprehensive income	—	(1,916)	46	(1,870)

Net current-period other comprehensive income (loss)	$(6,113)	$1,446	$46	$(4,621)

Ending Balance	$(195,523)	$6,046	$(1,388)	$(190,865)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(2,905)	$989	$(1,916)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$59	$(13)	$46

8. TAX ON OTHER COMPREHENSIVE INCOME

Total tax benefit (expense) on other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Foreign currency translation adjustments	$(15)	$(250)	$(105)	$(193)
Tax benefit (expense) on unrealized gains (losses) on securities	44	(293)	(596)	(827)
Tax benefit (expense) on defined benefit pension plans	(7)	(4)	(12)	(13)

Total tax benefit (expense) on other comprehensive income (loss)	$22	$(547)	$(713)	$(1,033)

9. CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of June 30, 2016 and December 31, 2015, were $702.4 million and $500.5 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $309.6 million and $413.6 million at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes short-term investments as of June 30, 2016 and December 31, 2015:

	2016	2015
	June 30	December 31
	(In thousands)
Investments in mutual funds at fair value	$85,788	$126,479
Term deposits with banks	309,597	413,566

Total	$395,385	$540,045

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of June 30, 2016 and December 31, 2015 non-current term deposits with banks were $0.23 and $0.08 million, respectively. Term deposits with banks include restricted deposits of $0.61 million and $0.60 million as of June 30, 2016 and December 31, 2015 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

10. LINE OF CREDIT AND TERM LOAN

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three year term loan facility and the three year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016 (the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for term loan facility and $10 million for revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility is $200 million, consisting of a three-year term loan facility of $100 million and a three year revolving credit facility of $100 million. The Amended Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates under the Amended Credit Agreement are, with respect to both the revolving credit facility and the term Loan, (a) for the period beginning on the First Amendment Effective Date through and including the date prior to the first anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate (as that term is defined in the Amended Credit Agreement) plus 1.50% with respect to Eurodollar Rate Loans (as that term is defined in the Amended Credit Agreement) and (ii) the Base Rate (as that term is defined in the Amended Credit Agreement) plus 0.50% with respect to Base Rate Loans (as that term is defined in the amendment to the Credit Agreement), (b) for the period beginning on the first anniversary of the First Amendment Effective Date through and including the date prior to the second anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate plus 1.45% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.45% with respect to Base Rate Loans, and (c) for the period beginning on the second anniversary of the First Amendment Effective Date and continuing thereafter, (i) the Eurodollar Rate plus 1.40% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.40% with respect to Base Rate Loans.

As of June 30, 2016, the interest rates on the three year term loan facility in the amount of $39.75 million and $60.25 million was 2.1266% and 2.1290%, respectively.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximate their reported value as of June 30, 2016, as it reflects the current market value.

In view of the First Amendment, during the three months ended June 30, 2016, the Company incurred additional term loan of $60.25 million and repaid fully the existing $90 million revolving credit facility. The Amended Credit Agreement provides that principal payments of $3.125 million on the term loan facility are due every quarter until May 9, 2019 and the balance due on maturity date of May 9, 2019. During the three months ended June 30, 2016, a principal payment of $3.125 million was made. The Amended Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2016, the Company was in compliance with all debt covenants.

As of June 30, 2016 the outstanding balances of the term loan and line of credit, including accrued interest, were $97.10 million and $Nil million, respectively.

Future scheduled payments on the term loan under the Amended Credit Agreement are as follows:

(In thousands)
2016	$6,250
2017	$12,500
2018	$12,500
2019	$65,625

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

The following tables set forth the computation of earnings per share:

	Three Months Ended June 30,
	2016		2015
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	84,140	$0.70	83,936	$0.72
Potential dilutive effect of restricted stock options outstanding	138	—	199	—

Diluted earnings per share	84,278	$0.70	84,135	$0.72

	Six Months Ended June 30,
	2016		2015
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic earnings per share	84,126	$1.33	83,922	$1.20
Potential dilutive effect of restricted stock options outstanding	146	—	209	—

Diluted earnings per share	84,272	$1.33	84,131	$1.20

12. SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

Manufacturing

We provide technology services and business consulting in a range of sub-sectors including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials and natural resources. Demand for our services in this segment are being driven by trends such as the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains, among others. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including specialty premium retailers, department stores and large mass-merchandise discounters who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. We also serve the entire travel and hospitality industry including airlines, hotels as well as online and retail travel, global distribution systems and intermediaries.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$120,351	$115,827	$241,809	$221,173
Healthcare and Life Sciences	39,998	39,331	78,361	73,746
Insurance	32,271	35,001	62,820	69,366
Manufacturing	11,838	9,929	23,254	18,521
Retail, Logistics and Telecom	41,560	39,709	81,164	77,590

	$246,018	$239,797	$487,408	$460,396

Gross Profit:
Banking and Financial Services	43,892	44,957	90,297	82,756
Healthcare and Life Sciences	16,669	16,420	30,266	29,261
Insurance	11,420	12,111	21,981	23,999
Manufacturing	3,619	2,977	6,816	5,271
Retail, Logistics and Telecom	16,087	15,895	32,694	31,325

Total Segment Gross Profit	91,687	92,360	182,054	172,612
Corporate Direct cost	(702)	(1,267)	(1,345)	(2,705)

Gross Profit	$90,985	$91,093	$180,709	$169,907
Selling, general and administrative expenses	18,265	21,728	47,942	57,110

Income from operations	$72,720	$69,365	$132,767	$112,797

During the three and six months ended June 30, 2016, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $53.7 million, $33.5 million and $30.5 million, respectively, during the three months ended June 30, 2016, contributing approximately 21.8%, 13.6% and 12.4%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended June 30, 2015 from American Express Corp., State Street Bank and Federal Express Corp. were $49.9 million, $33.2 million and $29.5 million, respectively, contributing approximately 20.8%, 13.9% and 12.3%, respectively, of total consolidated revenues. During the six months ended June 30, 2016, revenues from American Express Corp., State Street Bank and Federal Express Corp. were $109.0 million, $67.4 million and $59.3 million, respectively, contributing approximately 22.4%, 13.8% and 12.2%, respectively, of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenues from Federal Express Corp. were generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the six months ended June 30, 2015 from American Express Corp., State Street Bank and Federal Express Corp. were $94.0 million, $64.8 million and $58.8 million, respectively, contributing approximately 20.4%, 14.1% and 12.8%, respectively, of total consolidated revenues. At June 30, 2016 and December 31, 2015, accounts receivable from American Express Corp. were $25.7 million and $31.8 million, respectively. Accounts receivable from State Street Bank were $15.1 million and $16.6 million, respectively, at June 30, 2016 and December 31, 2015. Accounts receivable from Federal Express Corp. were $17.5 million and $12.2 million, respectively, at June 30, 2016 and December 31, 2015.

13. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	$219,730	$216,596	$435,440	$415,809
India	1,596	937	3,061	1,468
Europe (3)	24,084	21,454	47,711	41,553
Rest of the World	608	810	1,196	1,566

Total revenue	$246,018	$239,797	$487,408	$460,396

	As of June, 30	As of December, 31
	2016	2015
	(in thousands)
Long-Lived Assets (4)
North America (2)	$3,372	$3,517
India	103,476	101,686
Europe (3)	558	374
Rest of the world	983	1,105

Total	$108,389	$106,682

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

14. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.4%	0.7%	0.5%	0.5%
City taxes	0.1%	—	0.1%	—
Foreign effective tax rates different from US statutory rate	(11.3)%	(12.1)%	(12.3)%	(12.4)%
Tax reserve	—	—	(2.2%)	0.1%
Valuation Allowance	—	—	—	0.6%

Effective Income Tax Rate	24.2%	23.6%	21.1%	23.8%

The effective tax rate for the three months ended June 30, 2016, was impacted by onsite/offshore profits mix, the taxable/nontaxable and onsite/offshore revenue and expense mix of the Company. The effective rate was also impacted by three Special Economic Zones (“SEZ”) unit entering a 50% tax holiday effective April 1, 2016 against the existing 100% tax holiday of five years.

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

The Company reversed a provision for tax of $3.07 million for the quarter ended March 31, 2016 due to the expiration of the time limit with respect to a particular tax provision.

The Company reversed a provision for tax of $0.23 million for the quarter ended March 31, 2015 due to the expiration of the time limit with respect to particular tax provision and provided $0.07 million with respect to particular tax provision. For the three month ended March 31, 2015, the Company has provided a tax charge of $0.79 million on account of valuation allowance against deferred tax assets recognized on minimum alternative tax.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended June 30, 2016, the Company has accrued interest of approximately $0.001 million. The Company has accrued approximately $1.34 million and $1.28 million for interest and penalties as of June 30, 2016 and June 30, 2015, respectively.

The liability for unrecognized tax benefits was $49.71 million and $50.24 million as of June 30, 2016 and December 31, 2015, respectively. The Company has paid income taxes of $41.19 million and $42.18 million against the liabilities for unrecognized tax benefits of $47.94 million and $50.24 million, as of March 31, 2016 and December 31, 2015, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.52 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

The Company’s units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011. Three SEZ units have completed their first five years of 100% exemption as of March 31, 2016. One SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2015. The Company has started operations in KPO SEZs unit in Airoli, Navi Mumbai in the quarters ended June 30, 2015 and June 30, 2016 respectively.

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

For the financial years 1996-97, 1997-98 and 2000-01, The Bombay High Court dismissed the Income Tax Department’s appeals on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition. Syntel India has recognized certain tax liabilities aggregating $0.82 million for the financials years 1996-97,1997-98 and 2000-01.

Syntel India received favorable orders from the Income Tax Appellate Tribunal (“ITAT”) for the financial year 2002-03, 2003-04, 2005-06, 2006-07 and 2007-08. During the quarter ended March 31, 2016, the Income Tax Department has filed further appeals before the Bombay High Court against a particular tax position.

Accordingly, all tax disputes are settled with the exception of a particular tax position for which Syntel India has recognized certain tax liabilities aggregating $3.32 million for the aforesaid years.

For the financial year 2004-05, the Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. Syntel India has not provided for disputed Indian income tax liabilities amounting to $0.25 million for the financial years 2004-05.

For the financial years 2008-09 and 2009-10, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed appeals with the CIT (A). The Company received orders for appeals filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed further appeals with ITAT against the amounts allowed by the CIT (A).

For the financial year 2010-11, the income tax department has raised a new tax dispute on a particular tax position. Management has evaluated the tax impact on this tax position for the aforesaid financial year and subsequent financial year. As per management estimates, the Company has provided for unrecognized tax benefits of $1.07 million as of the quarter ended March 31, 2016. Syntel India filed appeals with the CIT (A) against the aforesaid order. Syntel India has received a favorable order from income tax department for the financial year 2011-12 and also received a rectification order for the assessment of the aforesaid tax position of the financial year 2010-11.

For the financial year 2011-12, the Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India has filed an appeal with the CIT (A).

For the financial year 2006-07, the SSSSPL has received favorable orders from the ITAT in the year 2015. The Income Tax Department may file further appeals before the Bombay High Court. SSSSPL has received favorable orders from the ITAT for the financial years 2007-08, 2008-09 and 2009-10. The Income Tax Department may file further appeals before the Bombay High Court. For the financial year 2010-11 and 2011-12, the Income Tax Department decided against the SSSSPL with respect to a particular tax position and SSSSPL has filed an appeal with the CIT (A).

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

During the quarter ended March 31, 2016, SSIPL tax assessment for the financial year 2011-12, was completed with tax adjustments of $1.28 million. Management has evaluated and discussed appealing the assessment with a tax consultant who has advised that SSIPL’s appeal would sustain at the appellate stage. Accordingly, it is more likely than not that the SSIPL should not make the provision under ASC 740. Accordingly, the Company has not provided $1.28 million. Similar to above, SSIPL has potential tax dispute of $6.86 million for the period financial year 2012-13 to June 30, 2016.

All of the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% U.S. Branch Profit Tax (BPT) related to its effectively connected income in the United States, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the United States. The Company expects that U.S. profits earned on or after January 1, 2008 will be permanently invested in the U.S. Accordingly, effective January 1, 2008, a provision for BPT is not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 will continue to be carried forward. Estimated additional BPT which would be due, if U.S. profits were not to be permanently invested, were approximately $7.58 million as of June 30, 2016.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2016, the Company would have accrued taxes of approximately $323.69 million.

India Finance Bill 2016

The Finance Bill 2016 received the assent of the President of India on May 14, 2016 and has been enacted as the Finance Act 2016. The tax provisions include restricting tax holiday benefits for SEZ units commencing before March 31, 2020 and for SEZ developers to commence activities before March 31, 2017. There are no changes in corporate income tax rates. Based on the OECD/G20’s Base Erosion and Profit Shifting Project, Action 13: Guidance on the Implementation of Transfer Pricing Documentation and Country-by-Country Reporting and master file requirements introduced under the transfer pricing regime the service tax rate increased by 0.5% to 15%. There is no cost impact on increase of service tax rate as Syntel claims refunds of service taxes paid on input services.

The changes, will not have a material impact on the operations of the company’s India based entities for the year 2016, however, they will have impact for SEZ units commencing after March 31, 2020.

Local Taxes

As of June 30, 2016, the Company has a local tax liability provision of approximately $0.4 million, equal to $0.2 million net of federal tax benefit, relating to local taxes, including employer withholding taxes, employer payroll expense taxes, and corporate income taxes.

As of December 31, 2015, the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 10 years and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $1.57 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of June 30, 2016 of $32.21 million (net of valuation allowance of $1.57 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.19
2018-19	0.26
2019-20	0.96
2020-21	1.60
2021-22	1.15
2022-23	5.89
2023-24	6.98
2024-25	7.66
2025-26	8.73
2026-27	0.36
Total	33.78
Less: valuation allowance	(1.57)
Total (net of valuation allowance)	32.21

15. COMMITMENTS AND CONTINGENCIES

As of June 30, 2016, and December 31, 2015, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $41.0 million and $29.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended June 30, 2016. The Company made no accruals towards estimated legal exposures and their related legal expenses.

16. STOCK BASED COMPENSATION

Share Based Compensation:

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”), which amended and extended the 1997 Plan. Under the Amended Plan, a total of sixteen million shares of common Stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options or restricted stock units granted under the Amended Plan become first exercisable or have their restriction lapse are determined by the Compensation Committee of the Board of Directors, but generally occur over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. As of June 1, 2016, the Amended Plan terminated and no further awards may be made under the Amended Plan.

On February 28, 2016, the Company’s Board of Directors approved the adoption of the 2016 Incentive Plan (the “2016 Plan”) subject to shareholder approval. On June 8, 2016 the Company’s shareholders approved the 2016 Plan. The principal features of the 2016 Plan are substantially the same as those of the Amended Plan. Under the 2016 plan, a total of sixteen million shares of common Stock were reserved for issuance. The dates on which options or restricted stock units granted under the Amended Plan become first exercisable or have their restriction lapse are determined by the Compensation Committee of the Board of Directors, but for employees generally occur over a four-year period from the date of grant and for non-employee directors generally occur at the Company’s next annual meeting of shareholders.

No stock options were issued for the three months ended June 30, 2016 and 2015 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2016 and 2015 was $1.86 million and $1.63 million, respectively, including a charge for restricted stock units. Share-based compensation expense recognized for the six months ended June 30, 2016 and 2015 was $3.68 million and $3.41 million, respectively, including a charge for restricted stock.

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

Under the Amended plan,on different dates during the years ended December 31, 2015, 2014, 2013 and 2012 and, under the Amended Plan and the 2016 Plan for the six months ended June 30, 2016 the Company issued restricted stock unit awards (adjusted to account for the 2014 stock split) of 135,440, 293,904, 187,056, 217,656, and 8,076 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock unit) for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$729	$628	$1,389	$1,244
Selling, general and administrative expenses	1,132	997	2,293	2,170

	$1,861	$1,625	$3,682	$3,414

A summary of the activity for restricted stock unit awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of June 30, 2016 and changes during the period ended is presented below:

	Six Months Ended June 30,
	2016		2015
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	465,290	$41.47	564,314	$37.37
Granted	8,076	$46.51	135,440	$46.73
Vested	(56,090)	$41.01	(205,233)	$34.40
Forfeited	(1,750)	$40.29	(29,231)	$36.38

Unvested Total	415,526	$41.63	465,290	$41.47

As of June 30, 2016, $12.52 million of total remaining unrecognized stock-based compensation cost related to restricted stock unit awards is expected to be recognized over the weighted-average remaining requisite service period of 2.08 years.

17. VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $1.9 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively.

The amounts accrued for unutilized earned leave are $23.7 million and $22.4 million as of June 30, 2016 and December 31, 2015, respectively, and are included within accrued payroll and related costs.

18. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through June 30, 2016, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2016 and 2015 was $1.5 million and $1.6 million, respectively, and for six months ended June 30, 2016 and 2015 was $3.1 million and $3.3 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $12.9 million and $12.3 million as of June 30, 2016 and December 31, 2015, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended June 30, 2016 and 2015 was $0.9 million and $0.9 million, respectively, and for six months ended June 30,2016 and 2015 was $1.8 million and $1.9 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 10.7% and 11.8% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively and 10.6% and 12.3% for the six months ended June 30, 2016 and 2015, respectively.

20. FAIR VALUE MEASUREMENTS

The Company follows the guidance for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to the Company’s investments, forward contracts and financial assets and liabilities.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$85.8	$—	$—	$85.8
Term Deposits	—	309.8	—	309.8

Total Assets Measured at Fair Value	$85.8	$309.8	$—	$395.6

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$126.5	$—	$—	$126.5
Term Deposits	—	413.7	—	413.7

Total Assets Measured at Fair Value	$126.5	$413.7	$—	$540.2

21. TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of June 30, 2016 and December 31, 2015.

Balance Sheet Item	(In Millions)
	As of June 30, 2016	As of December 31, 2015
Short Term Investments	$309.60	$413.60
Non-Current Assets	0.23	0.10

Total	$309.83	$413.70

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12 Narrow Scope Improvements and Practical Expedients, which amended ASU 2014-09, Revenue from Contract from Customers (Topic 606). These amendments of this ASU provide additional clarification on criterion within Topic 606 as well as additional guidance for transition to the new revenue recognition criteria. These amendments will provide additional guidance on the application of and transition to the new revenue recognition standards.

The new guidance also addresses the accounting for some costs to obtain or fulfill a customer contract and provides a set of disclosure requirements intended to give financial statement users comprehensive information about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. The requirements of this ASU and its impact on the Company are being evaluated. A transition method for this ASU has not yet been selected.

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

In June 2016, the FASB issued an update on Financial Instruments—Credit Losses (ASU 2016-13) Measurement of Credit Losses on Financial Instruments which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended June 30, 2016 increased to $246.0 million from $239.8 million for the three months ended June 30, 2015, representing a 2.6% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers leading to continued growth in business. Further, continued focus on execution and investments in new offerings such as our Testing and Center of Excellence have a potential to contribute growth in the business. The focus is to continue investments in more new offerings and geographical expansion. Worldwide utilized billable headcount as of June 30, 2016 decreased by 0.7% to 17,632 employees as compared to 17,765 employees as of June 30, 2015. The growth in revenue was on account of increase in offshore hours and rate increase. As of June 30, 2016, the Company had approximately 75.4% of its utilized billable workforce in India as compared to 76.5% as of June 30, 2015. The Company’s top five clients accounted for 58.1% of the total revenues in the three months ended June 30, 2016, down from 59.4% of its total revenues in the three months ended June 30, 2015. The Company’s top five clients accounted for 58.6% of the total revenue in the six months ended June 30, 2016 as compared to 60.3% of its total revenue in the six months ended June 30, 2015. The Company’s top 10 clients accounted for 72.3% of the total revenues in the three months ended June 30, 2016 as compared to 73.8% in the three months ended June 30, 2015. The Company’s top 10 clients accounted for 72.8% of the total revenues in the six months ended June 30, 2016 as compared to 74.5% in the six months ended June 30, 2015. The Company’s top 4-30 clients accounted for 42.3% of the total revenues in the three months ended June 30, 2016, down from 45.2% of its total revenues in the three months ended June 30, 2015. The Company’s top 4-30 clients accounted for 42.1% of the total revenues in the six months ended June 30, 2016, down from 45.1% of its total revenues in the six months ended June 30, 2015.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 63.0% of total revenue for the three months ended June 30, 2016, from 62.0% for the three months ended June 30, 2015. The 1.0% increase in cost of revenues, as a percent of revenues, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was attributable primarily to increase in compensation, due to increase in headcount, increased contract services cost, increased benefits cost, offset by rupee depreciation, decrease in bonus provision and decrease in travel expenses due to a decrease in onsite claims in the second quarter of 2016. Salary increases are discretionary and determined by management. During the three months ended June 30, 2016, the Indian rupee has depreciated against the U.S. dollar, on average, 6.61% as compared to the three months ended June 30, 2015. This rupee depreciation positively impacted the Company’s gross margin by 106 basis points, operating income by 168 basis points and net income by 184 basis points, each as a percentage of revenue.

The cost of revenues decreased to 62.9% of total revenue for the six months ended June 30, 2016, from 63.1% for the six months ended June 30, 2015. The 0.2% decrease in cost of revenues, as a percent of revenues, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was attributable primarily to rupee depreciation, decreased travel expenses due to a decrease in onsite claims, decreased recruiting expenses offset by increases in compensation due to increase in headcount, increased contract cost, increased benefits cost. During the six months ended June 30, 2016, the Indian rupee has depreciated against the U.S. dollar, on average, 7.12% as compared to the six months ended June 30, 2015. This rupee depreciation positively impacted the Company’s gross margin by 104 basis points, operating income by 173 basis points and net income by 181 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $120.4 million for the three months ended June 30, 2016 or 48.9% of total revenues, from $115.8 million, or 48.3% of total revenues for the three months ended June 30, 2015. The $4.6 million increase was attributable primarily to revenues from new engagements contributing $66.0 million, largely offset by $51.9 million in lost revenues as a result of project completion and a $9.7 million net reduction in revenues from existing projects. Banking and Financial Services revenues increased to $241.8 million for the six months ended June 30, 2016 or 49.6% of total revenues, from $221.2 million, or 48.0% of total revenues for the six months ended June 30, 2015. The $20.6 million increase was attributable primarily to revenues from new engagements contributing $129.8 million, largely offset by $80.9 million in lost revenues as a result of project completion and a $28.3 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 63.5% of total Banking and Financial Services revenues for the three months ended June 30, 2016, from 61.2% for the three months ended June 30, 2015. The 2.3% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was attributable primarily to increases in compensation due to increase in headcount, increased contract cost and increased benefits costs, offset by rupee depreciation, and decreased travel expenses due to decrease in onsite claims in the second quarter of 2016.

Cost of revenues for the six months ended June 30, 2016 increased to 62.7% of Banking and Financial Services revenues, from 62.6% for the six months ended June 30, 2015. The 0.1% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was attributable primarily to increases in compensation due to increase in headcount, increased contract cost, and increased benefits costs, offset by rupee depreciation, and decrease in travel expenses due to a decrease in onsite claims.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $40.0 million for the three months ended June 30, 2016, or 16.3% of total revenues from $39.3 million for the three months ended June 30, 2015, or 16.4% of total revenues. The $0.7 million increase was attributable primarily to revenues from new engagements contributing $24.8 million, largely offset by $16.6 million in lost revenues as a result of project completion and a $7.5 million net reduction in revenues from existing projects. The revenues for the six months ended June 30, 2016 increased to $78.4 million, or 16.1% of total revenues, from $73.7 million or 16.0% of total revenues for the six months ended June 30, 2015. The $4.7 million increase was attributable primarily to revenues from new engagements contributing $40.0 million, largely offset by $22.2 million in lost revenues as a result of project completion and a $13.1 million net reduction in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues remained constant at 58.3% of total Healthcare and Life Sciences revenues for the three months ended June 30, 2016,as compared to three months ended June 30, 2015. The consistency in cost of revenues, as a percent of total revenues for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was attributable primarily to increases in compensation due to increase in headcount, increased contract cost and increased benefits costs, offset by rupee depreciation, decrease in recruiting expenses and decrease in travel expenses due to a decrease in onsite claims in the second quarter of 2016.

Cost of revenues for the six months ended June 30, 2016 increased to 61.4% of Healthcare and Life Sciences revenues, from 60.3% for the six months ended June 30, 2015. The 1.1% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was attributable primarily to increases in compensation due to increase in headcount, increased contract cost and increased benefits costs, offset by rupee depreciation, decrease in recruiting expenses and decrease in travel expenses due to a decrease in onsite claims.

Insurance Revenues. Insurance revenues decreased to $32.3 million for the three months ended June 30, 2016 or 13.1% of total revenues, from $35.0 million, or 14.6% of total revenues for the three months ended June 30, 2015. The $2.7 million decrease was attributable primarily to a $19.5 million decrease in revenue from project completion and a $0.1 million decrease in revenues from existing projects, largely offset by a $16.9 million increase in revenues from new engagements. The revenues for the six months ended June 30, 2016 decreased to $62.8 million, or 12.9% of total revenues, from $69.4 million or 15.1% of total revenues for the six months ended June 30, 2015. The $6.6 million decrease was attributable primarily to a $25.3 million decrease in revenue from project completion and a $12.7 million decrease in revenues from existing projects, largely offset by a $31.5 million increase in revenues from new engagements.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 64.6% of total insurance revenues for the three months ended June 30, 2016, from 65.4% for the three months ended June 30, 2015. The 0.8% decrease in cost of revenues, as a percent of total revenues for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was attributable primarily to rupee depreciation, decreases in compensation due to decrease in headcount, decrease in recruiting expenses and decrease in travel expenses due to decrease in onsite claims, offset by, increased contract cost and increased benefits costs in the second quarter of 2016.

Cost of revenues for the six months ended June 30, 2016 decreased to 65.0% of insurance revenues, from 65.4% for the six months ended June 30, 2015. The 0.4% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was attributable primarily to rupee depreciation, decreases in compensation due to decrease in headcount, decrease in recruiting expenses and decrease in travel expenses due to a decrease in onsite claims, offset by increased contract cost and increased benefits costs.

Manufacturing Revenues. Manufacturing revenues increased to $11.8 million for the three months ended June 30, 2016 or 4.8% of total revenues, from $9.9 million, or 4.1% of total revenues for the three months ended June 30, 2015. The $1.9 million increase was attributable primarily to $9.8 million net increase in revenues from existing projects, largely offset by $7.8 million in lost revenues as a result of project completion and a $0.1 million decrease in revenues from new engagements. The revenues for the six months ended June 30, 2016 increased to $23.3 million, or 4.8% of total revenues, from $18.5 million or 4.0% of total revenues for the six months ended June 30, 2015. The $4.8 million increase was attributable primarily to $19.0 million increase in revenues from new engagements, largely offset by $9.5 million net decrease in revenues from existing projects and a $4.7 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues decreased to 69.4% of total manufacturing revenues for the three months ended June 30, 2016, from 70.0% for the three months ended June 30, 2015. The 0.6% decrease in cost of revenues for the three months ended June 30, 2016, as a percent of total Manufacturing revenues, as compared to the three months ended June 30, 2015, was attributable primarily to rupee depreciation, decrease in recruiting expenses and decrease in travel expenses due to a decrease in onsite claims, offset by increases in compensation due to increase in headcount, increased contract cost and increased benefits costs in the second quarter of 2016.

Cost of revenues for the six months ended June 30, 2016 decreased to 70.7% of Manufacturing revenues, from 71.5% for the six months ended June 30, 2015. The 0.8% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was attributable primarily to rupee depreciation, decrease in recruiting expenses and decrease in travel expenses due to a decrease in onsite claims, offset by increases in compensation due to increase in headcount, increased contract cost and increased benefits costs.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $41.6 million for the three months ended June 30, 2016 or 16.9% of total revenues, from $39.7 million, or 16.6% of total revenues for the three months ended June 30, 2015. The $1.9 million increase was attributable primarily to revenues from new engagements contributing $37.7 million largely offset, $20.1 million net decrease in revenues from existing projects and a $15.7 million in lost revenues as a result of project completion. The revenues for the six months ended June 30, 2016 increased to $81.2 million, or 16.7% of total revenues, from $77.6 million or 16.9% of total revenues for the six months ended June 30, 2015. The $3.6 million increase was attributable primarily to revenues from new engagements contributing $45.4 million, largely offset by $26.5 million net decrease in revenues from existing projects and a $15.3 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 61.3% of total Retail, Logistics and Telecom revenues for the three months ended June 30, 2016, from 60.0% for the three months ended June 30, 2015. The 1.3% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was attributable primarily to increases in compensation due to increase in headcount, increased contract cost and increased benefits costs, offset by rupee depreciation, decrease in recruiting expenses and decrease in travel expenses due to a decrease in onsite claims in the second quarter of 2016.

Cost of revenues for the six months ended June 30, 2016 increased to 59.7% of Retail, Logistics and Telecom revenues, from 59.6% for the six months ended June 30, 2015. The 0.1% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was attributable primarily to increases in compensation due to increase in headcount increased contract cost and increased benefits costs, offset by rupee depreciation, decrease in recruiting expenses and decrease in travel expenses due to a decrease inonsite claims.

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

Corporate Direct Costs cost of revenues decreased to 0.3% of total revenue for the three months ended June 30, 2016, from 0.5% for the three months ended June 30, 2015. The 0.2% decrease in cost of revenues, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was attributable primarily to rupee depreciation offset by increase in compensation expenses due to increase in headcount in the second quarter of 2016.

Corporate Direct Cost of revenues decreased to 0.3% of total revenue for the six months ended June 30, 2016, from 0.6% of total revenue for the six months ended June 30, 2015. The decrease of 0.3% is primarily attributable to rupee depreciation offset by increase in compensation expenses due to increase in headcount.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2016 were $18.27 million or 7.4% of total revenues, compared to $21.73 million or 9.1% of total revenues for the three months ended June 30, 2015.

Selling, general and administrative expenses for the three months ended June 30, 2016 were impacted by an increase in revenue of $6.2 million that resulted in a 0.2% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to (a) a decrease in corporate expenses of $3.6 million primarily due to an increase in foreign exchange gain of $3.1 million (a $9.6 million gain for the three months ended June 30, 2016 as against a gain of $6.5 million for the three months ended June 30, 2015) (b) a decrease in office expenses of $0.6 million ; (c) decrease in travel expenses of $0.3 million; (d) decrease in voice data communication expenses of $0.2 million; (e) decrease in other expenses of $0.5 million, offset by increase in compensation of $1.4 million and increase in other expenses of $0.4 million.

Selling, general, and administrative expenses for the six months ended June 30, 2016 were $47.9 million or 9.8% of total revenues, compared to $57.1 million or 12.4% of total revenues for the six months ended June 30, 2015.

Selling, general and administrative expenses for the six months ended June 30, 2016 were impacted by an increase in revenue of $27.0 million that resulted in a 0.6% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to (a) a decrease in corporate expenses of $9.0 million primarily due to increase in exchange gain of $7.6 million ($9.3 million gain for six months ended June 30, 2016 as against a gain of $1.7 million for six months ended June 30, 2015); (b) decrease in voice data communication of $0.6 million; and (c) a decrease in other expenses of $1 million, offset by (a) increase in compensation costs of $1.3 million; (b) increase in training expenses $0.1 million; and (c) increase in marketing expenses of $0.1 million.

Other Income, Net. Other income includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income, net for the three months ended June 30, 2016 was $4.9 million or 2% of total revenues, compared to $9.9 million or 4.1% of total revenues for the three months ended June 30, 2015. The decrease in other income of $5million was attributable to a decrease in interest income of $3 million, and decrease in gains from the sale of mutual funds $2 million.

Other income, net for the six months ended June 30, 2016 was $9 million or 1.8% of total revenues, compared to $19.2 million or 4.2% of total revenues for the six months ended June 30, 2015. The decrease in other income of $10.2 million was attributable to decrese in interest income of $6.5 million and decrease in gains from the sale of mutual funds of $3.7 million.

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

During the three months ended June 30, 2016 and 2015, the effective income tax rates were 24.2% and 23.6%, respectively. During the six months ended June 30, 2016 and 2015, the effective income tax rates were 21.1% and 23.8%, respectively. The tax rate for the three months ended June 30, 2016 and 2015 was impacted by offshore/onsite profits and revenue mix, the taxable/nontaxable and expense mix and exchange gain.

Other Comprehensive Income (Loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended June 30, 2016 the other comprehensive loss amounted to $16.2 million, primarily attributable to foreign currency translation adjustments of a loss of $16.1 million.During the six months ended June 30, 2016 the other other comprehensive loss amounted to $16.3 million, primarily attributable to foreign currency translation adjustments of of $17.3 million.

During the three months ended June 30, 2015 the other comprehensive loss amounted to $16.4 million, primarily attributable to foreign currency translation adjustments of $16.5 million. During the six months ended June 30, 2015 the other comprehensive loss amounted to $4.6 million, primarily attributable to foreign currency translation adjustments of $5.9 million.

FINANCIAL POSITION

Cash and Cash Equivalents: Cash and cash equivalents increased to $702.4 million at June 30, 2016 from $489.88 million at June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and treasury notes. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of June 30, 2016, the total cash and cash equivalents and short term investment balances was $1,097.8 million. Out of the above, an amount of $1,031.9 million was held by Indian subsidiaries which was composed of an amount of $786.4 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $109.7 million for the six months ended June 30, 2016, consisting principally of increase in net income and decrease in accounts receivable, offset by decreases in other liabilities and increase in other assets. The number of days sales outstanding in net accounts receivable was approximately 60 days and 56 days as of June 30, 2016 and 2015, respectively. The increase in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2015.

Net cash provided by investing activities was $129.11 million for the six months ended June 30, 2016, consisting principally of $135.18 million from sales of mutual funds, $314.85 million from maturities of term deposits with banks; offset by $8.98 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment, purchase of mutual funds of $92.70 million and the purchase of term deposits with banks of $219.24 million.

Net cash used by financing activities was $32.85 million for the six months ended June 30, 2016, consisting principally of repayment of loan and borrowing of $93.12 million offset by proceeds from a loans and borrowings of $60.25 million and excess tax benefits on stock-based compensation plan of $0.02 million.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three year term loan facility and the three year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016(the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for term loan facility and $10 million for revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility is $200 million, consisting of a three-year term loan facility of $100 million and a three year revolving credit facility of $100 million. The Amended Credit Agreement is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates under the Amended Credit Agreement are, with respect to both the revolving credit facility and the term Loan, (a) for the period beginning on the First Amendment Effective Date through and including the date prior to the first anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate (as that term is defined in the Amended Credit Agreement) plus 1.50% with respect to Eurodollar Rate Loans (as that term is defined in the Amended Credit Agreement)and (ii) the Base Rate (as that term is defined in the Amended Credit Agreement) plus 0.50% with respect to Base Rate Loans (as that term is defined in the amendment to the Credit Agreement), (b) for the period beginning on the first anniversary of the First Amendment Effective Date through and including the date prior to the second anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate plus 1.45% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.45% with respect to Base Rate Loans, and (c) for the period beginning on the second anniversary of the First Amendment Effective Date and continuing thereafter, (i) the Eurodollar Rate plus 1.40% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.40% with respect to Base Rate Loans.

As of June 30, 2016, the interest rates on the three year term loan facility in the amount of $39.75 million and $60.25 million was 2.1266% and 2.1290%, respectively.

With the interest rate charged on the credit facilities being variable, the fair value of the credit facilities approximate their reported value as of June 30, 2016, as it reflects the current market value.

In view of the First Amendment, during the three months ended June 30, 2016, the Company incurred additional term loan of $60.25 million and repaid fully the existing $90 million revolving credit facility. The Amended Credit Agreement provides that principal payments of $3.125 million on the term loan facility are due every quarter until May 9, 2019 and the balance due on maturity date of May 9, 2019. During the three months ended June 30, 2016, a principal payment of $3.125 million was made. The Amended Credit Agreement requires compliance with certain financial ratios and covenants. As of June 30, 2016, the Company was in compliance with all debt covenants.

As of June 30, 2016 the outstanding balances of the term loan and line of credit, including accrued interest, were $97.10 million and $Nil million, respectively.

Future scheduled payments on the term loan under the Amended Credit Agreement are as follows:

(In thousands)
2016	$6,250
2017	$12,500
2018	$12,500
2019	$65,625

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2016 and 2015 revenues from time and material contracts constituted 57% and 59%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2016 and 2015, revenues from fixed price application management and support engagements constituted 34% and 33% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2016 and 2015, revenues from fixed price application development and integration contracts constituted 9% and 8% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The allowance for doubtful accounts was $0.6 million as of both June 30, 2016 and December 31, 2015. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of June 30, 2016 and December 2015 there was no accrual related to litigation.

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

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at June 30, 2016.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	June 30,	December 31,
ASSETS	2016	2015
	(in thousands)
Cash and cash equivalents	$702,446	$500,499
Short-term investments	395,385	540,045

Total	$1,097,831	$1,040,544

As of June 30, 2016, the total cash and cash equivalents and short-term investment balance was $1,097.8 million. Out of the above, an amount of $1,031.9 million was held by Indian subsidiaries which were comprised of an amount of $786.4 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at June 30, 2016 and December 31, 2015, the Company held 22% and 32% of total funds in Indian rupees.

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States of America and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries, primarily Indian entities, incur most of their expenses in the local currency, i.e. Indian rupees. All foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations .

During the three months ended June 30, 2016, the Indian rupee has appreciated against the U.S. dollar, on average, 0.93% as compared to the three months ended March 31, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 15 basis points, operating income by 24 basis points and net income by 26 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.6% and 83.0% of the expenses, respectively.

The rupee depreciation has resulted in foreign currency translation adjustments of $16.1 million, during the three months ended June 30, 2016, which has been reported as other comprehensive income(loss).

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

During the quarter ended June 30, 2016, the Company did not enter into new foreign exchange forward contracts. At June 30, 2016, no foreign exchange forward contracts were outstanding.

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

Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated May 9, 2016, between the Company and Bank of America, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 9, 2016 and incorporated herein by reference.

10.2	2016 Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.3	Form of Restricted Stock Unit Grant Agreement for Employees, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.4	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : July 29, 2016	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date : July 29, 2016	/s/ Anil Agrawal
Anil Agrawal,
Acting Chief Financial Officer and Chief Information Security Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated May 9, 2016, between the Company and Bank of America, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 9, 2016 and incorporated herein by reference.

10.2	2016 Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.3	Form of Restricted Stock Unit Grant Agreement for Employees, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.4	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase