Form 10-Q
period 2016-09-30
SYNTEL INC
filed 2016-11-03
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016 or

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

Common Stock, no par value: 84,100,928 shares outstanding as of September 30, 2016.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Net revenues	$241,255	$253,636	$728,663	$714,032
Cost of revenues	146,672	146,061	453,371	436,550

Gross profit	94,583	107,575	275,292	277,482
Selling, general and administrative expenses	29,526	15,121	77,468	72,231

Income from operations	65,057	92,454	197,824	205,251
Other income, net	4,227	10,227	13,198	29,452

Income before provision for income taxes	69,284	102,681	211,022	234,703
Income tax expense	286,513	24,990	316,403	56,412

Net (loss)/income	$(217,229)	$77,691	$(105,381)	$178,291

Other comprehensive loss
Foreign currency translation adjustments	$(391)	$(34,012)	$(17,725)	$(39,932)
Unrealized gains on securities:
Unrealized holding gains arising during period	170	1,477	217	4,769
Reclassification adjustment for gains included in net (loss)/income	(1,931)	(3,341)	(244)	(4,360)

	(1,761)	(1,864)	(27)	409
Defined benefit pension plans:
Net profit(loss)arising during period	—	—	—	—
Amortization of prior service cost included in net periodic pension cost	12	37	47	96

	12	37	47	96

Other comprehensive loss, before tax	(2,140)	(35,839)	(17,705)	(39,427)
Income tax benefit(expenses)related to other comprehensive loss	659	461	(54)	(572)

Other comprehensive loss, net of tax	(1,481)	(35,378)	(17,759)	(39,999)

Comprehensive (loss)/income	$(218,710)	$42,313	$(123,140)	$138,292

Dividend per share	$15	—	$15	—
(Loss)/Earnings per share:
Basic	$(2.58)	$0.92	$(1.25)	$2.12
Diluted	$(2.58)	$0.92	$(1.25)	$2.12
Weighted average common shares outstanding:
Basic	84,214	84,005	84,155	83,950

Diluted	84,289	84,131	84,278	84,131

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$65,244	$500,499
Short-term investments	23,150	540,045
Accounts receivable, net of allowance for doubtful accounts of $663 at September 30, 2016 and $622 at December 31, 2015 respectively.	113,077	136,926
Revenue earned in excess of billings	32,711	30,448
Advance to transfer agent for dividend payout	1,261,500	—
Deferred income taxes and other current assets	36,442	44,575

Total current assets	1,532,124	1,252,493
Property and equipment	230,653	217,922
Less accumulated depreciation and amortization	120,732	112,146

Property and equipment, net	109,921	105,776
Goodwill	906	906
Non-current term deposits with banks	229	77
Deferred income taxes and other non-current assets	61,935	64,018

TOTAL ASSETS	$1,705,115	$1,423,270

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$12,136	$14,678
Accrued payroll and related costs	55,649	60,339
Income taxes payable	60,377	11,305
Accrued liabilities	26,929	23,214
Deferred revenue	3,189	7,716
Loans and borrowings	15,131	129,981
Dividends payable	1,261,500	—

Total current liabilities	1,434,911	247,233
Other non-current liabilities	26,707	17,592
Non-current loans and borrowings	464,190	—

TOTAL LIABILITIES	1,925,808	264,825
Commitments and contingencies (See Note 16)
SHAREHOLDERS’ EQUITY
Total shareholders’ (deficit)/equity	(220,693)	1,158,445

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/ EQUITY	$1,705,115	$1,423,270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Restricted Stock		Additional Paid-In Capital	Retained Earnings/ (Deficit)	Accumulated other Comprehensive Loss	Total Shareholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	83,947	$1	465	$38,389	$67,422	$1,288,242	$(235,609)	$1,158,445
Net Loss						(105,381)		(105,381)
Other comprehensive loss, net of tax							(17,759)	(17,759)
Excess tax benefits on stock compensation plan				168				168
Restricted stock activity	154		(149)	5,334				5,334
$15 dividend per share						(1,261,500)		(1,261,500)

Balance, September 30, 2016	84,101	$1	316	$43,891	$67,422	$(78,639)	$(253,368)	$(220,693)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	(105,381)	178,291
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Depreciation and amortization	11,133	11,620
Provision (benefit) for doubtful accounts / advances	78	(83)
Realized gains on sales of short term investments	(5,461)	(10,437)
Deferred income taxes	5,533	(1,183)
Compensation expense related to restricted stock	5,334	5,104
Unrealized foreign exchange (income)/loss	(2,159)	308
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	18,301	(29,667)
Other current assets	9,845	(21,426)
Accounts payable, income tax payable, accrued payroll and other liabilities	50,845	23,461
Deferred revenue	(4,429)	(71)

Net cash used in/provided by operating activities	(16,361)	155,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(15,368)	(13,852)
Proceeds from sale of property and equipment	228	172
Purchase of mutual funds	(127,303)	(74,859)
Purchase of term deposits with banks	(223,836)	(288,559)
Proceeds from sales of mutual funds	242,026	188,557
Maturities of term deposits with banks	620,178	334,118

Net cash provided by investing activities	495,925	145,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	168	70
Proceeds from loans and borrowings	540,250	—
Repayment of loans and borrowings	(190,000)	(6,375)
Fees paid relating to loans and borrowing	(1,026)	—
Advance to transfer agent for dividend payout	(1,261,500)	—

Net cash used in financing activities	(912,108)	(6,305)

Effect of foreign currency exchange rate changes on cash	(2,711)	(15,993)

Change in cash and cash equivalents	(435,255)	279,196
Cash and cash equivalents, beginning of period	500,499	197,708

Cash and cash equivalents, end of period	65,244	476,904

Supplemental disclosures of cash flow information:
Cash paid for income taxes	263,332	51,826
Cash paid for interest	1,376	1,658

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2016 and December 31, 2015, the results of their operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The year-end condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company; formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. de R.L. de C.V., a Mexican limited liability company

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company;

•	Syntel Switzerland GmbH, a Switzerland limited liability company; and

•	Syntel Poland, sp. z o. o., a Polish limited liability company (“Syntel Poland”);

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability Company (“SIPL”); and

•	Syntel Global Private Limited, an Indian limited liability company.

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability Company (“SSIPL”).

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel InfoTech, Inc., a Philippines corporation.

3.	USE OF ESTIMATES

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

Reimbursements of out-of-pocket expenses are included in revenue.

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

These forward contracts do not qualify for hedge accounting under ASC 815, ‘Derivative and Hedging’. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive (loss) income under ‘other income, net’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the nine months ended September 30, 2016 and 2015, the Company did not enter into new foreign exchange forward contracts. At September 30, 2016 and December 31, 2015, no foreign exchange forward contracts were outstanding.

7.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended September 30, 2016 are as follows:

			(In thousands)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(252,585)	$1,470	$(772)	$(251,887)
Other comprehensive (loss) income before reclassifications	(332)	111	—	(221)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(1,268)	8	(1,260)

Net current-period other comprehensive (loss)income	$(332)	$(1,157)	$8	$(1,481)

Ending Balance	$(252,917)	$313	$(764)	$(253,368)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2016 are as follows:

			(In thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net (loss)income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income ,net	$(1,931)	$663	$(1,268)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$12	$(4)	$8

The changes in balances of accumulated other comprehensive loss for the three months ended September 30, 2015 are as follows:

				(In thousands)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(195,523)	$6,046	$(1,388)	$(190,865)
Other comprehensive income (loss) before reclassifications	(34,181)	966	—	(33,215)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,187)	24	(2,163)

Net current-period other comprehensive income (loss)	$(34,181)	$(1,221)	$24	$(35,378)

Ending Balance	$(229,704)	$4,825	$(1,364)	$(226,243)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2015 are as follows:

			(In thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net (loss)income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income, net	$(3,341)	$1,154	$(2,187)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$37	$(13)	$24

The change in balances of accumulated comprehensive loss for the nine months ended September 30, 2016 is as follows:

				(In thousands)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(235,146)	$332	$(795)	$(235,609)
Other comprehensive income (loss) before reclassifications	(17,771)	201	—	(17,570)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(220)	31	(189)

Net current-period other comprehensive income	$(17,771)	$(19)	$31	$(17,759)

Ending Balance	$(252,917)	$313	$(764)	$(253,368)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 is as follows:

			(In thousands)

Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net (loss) income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(244)	$24	$(220)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$47	$(16)	$31

The change in balances of accumulated comprehensive loss for the nine months ended September 30, 2015 is as follows:

				(In thousands)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)
Other comprehensive income (loss) before reclassifications	(40,294)	3,087	—	(37,207)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,862)	70	(2,792)

Net current-period other comprehensive income	$(40,294)	$225	$70	$(39,999)

Ending Balance	$(229,704)	$4,825	$(1,364)	$(226,243)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015 is as follows:

				(In thousands)

Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net (loss) Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(4,360)	$1,498	$(2,862)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$96	$(26)	$70

8.	TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax benefit (expense) on other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Foreign currency translation adjustments	$59	$(169)	$(46)	$(362)
Tax benefit (expense) on unrealized gains (losses) on securities	604	643	8	(184)
Tax benefit (expense) on defined benefit pension plans	(4)	(13)	(16)	(26)

Total tax benefit (expense) on other comprehensive income (loss)	$659	$461	$(54)	$(572)

9.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of September 30, 2016 and December 31, 2015, were $65.2 million and $500.5 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

Short-term Investments

The Company’s short-term investments consist of short-term mutual funds, which have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of these investments that are other than temporary declines, are included in other income, net. The cost of securities sold is determined using the weighted-average method.

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $8.3 million and $413.6 million at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes short-term investments as of September 30, 2016 and December 31, 2015:

	2016	2015
	September 30	December 31
	(In thousands)
Investments in mutual funds at fair value	$14,811	$126,479
Term deposits with banks	8,339	413,566

Total	$23,150	$540,045

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of September 30, 2016 and December 31, 2015 non-current term deposits with banks were $0.23 and $0.08 million, respectively. Term deposits with banks include restricted deposits of $0.54 million and $0.60 million as of September 30, 2016 and December 31, 2015 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

10.	LINE OF CREDIT AND TERM LOAN

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three year term loan facility and the three year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016(the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for term loan facility and $10 million for revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility was $200 million, consisting of a three-year term loan facility of $100 million and a three year revolving credit facility of $100 million. The Amended Credit Agreement was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates under the Amended Credit Agreement were, with respect to both the revolving credit facility and the term loan, (a) for the period beginning on the First Amendment Effective Date through and including the date prior to the first anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate (as that term is defined in the Amended Credit Agreement) plus 1.50% with respect to Eurodollar Rate Loans (as that term is defined in the Amended Credit Agreement) and (ii) the Base Rate (as that term is defined in the Amended Credit Agreement) plus 0.50% with respect to Base Rate Loans (as that term is defined in the amendment to the Credit Agreement), (b) for the period beginning on the first anniversary of the First Amendment Effective Date through and including the date prior to the second anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate plus 1.45% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.45% with respect to Base Rate Loans, and (c) for the period beginning on the second anniversary of the First Amendment Effective Date and continuing thereafter, (i) the Eurodollar Rate plus 1.40% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.40% with respect to Base Rate Loans.

During the three months ended September 30, 2016, the Company fully repaid the term loan, including accrued interest through September 12, 2016 of $97.10 million, and terminated the Amended Credit Agreement.

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016, (“Senior Credit Facility”) with Bank of America, N.A, as administrative agent L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five year term loan facility of $300 million (the “Term Loan”) and a five year revolving credit facility of $200 million (the “Revolving Facility). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also will enter into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans will be LIBOR plus 1.50% or, at the option of the Borrower, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50% , (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of September 30, 2016, the interest rates were 2.02% for the Term Loan and 2.02% for Revolving facility.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of September 30, 2016, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period
Beginning from	Until	Amt in Mn per quarter
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

During the three months ended September 30, 2016, no principal payment was due.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of September 30, 2016, the Company was in compliance with all debt covenants.

As of September 30, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.73 million and $179.59 million (net of $1.02 million debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at September 30, 2016 are as follows:

Term Loan		Revolving Facility
(In thousands)
2016	$3,750
2017	$16,875
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$180,000

11.	(LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is calculated by dividing net (loss)/income by the weighted average number of shares outstanding during the applicable period. If the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share are adjusted retroactively for all periods presented to reflect that change in capital structure. If such changes occur after the close of the reporting period but before issuance of the financial statements, the per-share computations for that period and any prior-period financial statements presented are based on the new number of shares.

The Company has issued stock options and restricted stock units, which are considered to be potentially dilutive to its basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options and restricted stock units granted pursuant to the stock option and incentive plan, by dividing the net (loss)/income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefit on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

The following tables set forth the computation of (loss)/earnings per share:

	Three Months Ended September 30,
	2016		2015
	Weighted Average Shares	Loss per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic (loss) / earnings per share	84,214	$(2.58)	84,005	$0.92
Potential dilutive effect of restricted stock options outstanding	75	—	126	—

Diluted (loss) / earnings per share	84,289	$(2.58)	84,131	$0.92

	Nine Months Ended September 30,
	2016		2015
	Weighted Average Shares	Loss per Share	Weighted Average Shares	Earnings per Share
	(in thousands, except per share earnings)
Basic (loss) / earnings per share	84,155	$(1.25)	83,950	$2.12
Potential dilutive effect of restricted stock options outstanding	123	—	181	—

Diluted (loss) / earnings per share	84,278	$(1.25)	84,131	$2.12

12.	DIVIDENDS

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Accordingly, $1.261 billion is accrued and shown separately as “Dividends payable” under current liabilities in the condensed consolidated balance sheet as of September 30, 2016. A corresponding amount of $1.261 billion has been transferred to a transfer agent for payment of dividend and is recorded in “Advance to transfer agent for dividend payout” under current assets in the condensed consolidated balance sheet as of September 30, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employee and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses.

The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of dividend distribution tax $210 million paid outside US) of cash held by the Company’s foreign subsidiaries. In connection with the one-time repatriation, the Company has recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016.

13.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: integrated care, wider use of Electronic Health Records, and the increasing prevalence of healthcare banking, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing consumer orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers and distributors, including specialty premium retailers, department stores and large mass-merchandise discounters who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. We also serve the travel and hospitality industry including airlines, hotels as well as online and retail travel, global distribution systems and intermediaries.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$116,093	$125,779	$357,902	$346,952
Healthcare and Life Sciences	39,519	42,595	117,880	116,341
Insurance	32,960	32,692	95,780	102,058
Manufacturing	11,006	11,239	34,260	29,760
Retail, Logistics and Telecom	41,677	41,331	122,841	118,921

	$241,255	$253,636	$728,663	$714,032

Gross Profit:
Banking and Financial Services	45,535	52,177	135,832	134,933
Healthcare and Life Sciences	17,047	20,312	47,313	49,573
Insurance	12,418	13,151	34,399	37,150
Manufacturing	3,137	3,979	9,953	9,250
Retail, Logistics and Telecom	17,188	19,161	49,882	50,486

Total Segment Gross Profit	95,325	108,780	277,379	281,392
Corporate Direct cost	(742)	(1,205)	(2,087)	(3,910)

Gross Profit	$94,583	$107,575	$275,292	$277,482
Selling, general and administrative expenses	29,526	15,121	77,468	72,231

Income from operations	$65,057	$92,454	$197,824	$205,251

During the three and nine months ended September 30, 2016, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $50.9 million, $32.8 million and $30.2 million, respectively, during the three months ended September 30, 2016, contributing approximately 21.1%, 13.6% and 12.5%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended September 30, 2015 from American Express Corp., State Street Bank and Federal Express Corp. were $53.7 million, $38.1 million and $30.4 million, respectively, contributing approximately 21.2%, 15.0% and 12.0%, respectively, of total consolidated revenues. During the nine months ended September 30, 2016, revenue from American Express Corp., State Street Bank and Federal Express Corp. were $159.9 million, $100.2 million and $89.5 million, respectively, contributing approximately 21.9%, 13.7% and 12.3%, respectively, of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the nine months ended September 30, 2015 from American Express Corp., State Street Bank and Federal Express Corp. were $147.7 million, $102.9 million and $89.2 million, respectively, contributing approximately 20.7%, 14.4% and 12.5%, respectively, of total consolidated revenues. At September 30, 2016 and December 31, 2015, accounts receivable from American Express Corp. were $20.8 million and $31.8 million, respectively. Accounts receivable from State Street Bank were $14.3 million and $16.6 million, respectively, at September 30, 2016 and December 31, 2015. Accounts receivable from Federal Express Corp. were $17.6 million and $12.2 million, respectively, at September 30, 2016 and December 31, 2015.

14.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues (1)	2016	2015	2016	2015
	(in thousands)		(in thousands)
North America (2)	$215,451	$229,312	$650,891	$645,121
India	1,253	1,156	4,314	2,624
Europe (3)	23,909	22,672	71,620	64,225
Rest of the World	642	496	1,838	2,062

Total revenue	$241,255	$253,636	$728,663	$714,032

Long-Lived Assets (4)	As of September, 30	As of December, 31
	2016	2015
	(in thousands)
North America (2)	$3,509	$3,517
India	105,708	101,686
Europe (3)	693	374
Rest of the world	917	1,105

Total	$110,827	$106,682

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.

2.	Primarily relates to operations in the United States.

3.	Primarily relates to operations in the United Kingdom & Poland.

4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

15.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3%	0.6%	1.1%	0.6%
City taxes	0.1%	—	0.1%	—
Foreign effective tax rates different from US statutory rate	(14.4)%	(11.3)%	(13.0)%	(12.0)%
Tax reserve	—	—	(1.5%)	0.1%
Valuation allowance	—	—	—	0.3%
Tax related to repatriation	390.5%	—	128.2%	—

Effective Income Tax Rate	413.5%	24.3%	149.9%	24.0%

The effective tax rate for the three months ended September 30, 2016, was impacted by one-time repatriation, the Company recognized a one-time tax expense of about $270.6 million (net of foreign tax credits). Without the above, the effective tax rate for the three months ended September 30, 2016 was 23.0% .

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2011-12 pending at various levels of the Indian tax authorities. Financial year 2012-13 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2009-10 and onwards.

For the three months ended September 30, 2016, the Company has provided a tax charge of $7.99 million and recorded as unrecognized tax benefits. The Company has also classified a deferred tax liability of $1.73 million as unrecognized tax benefits.

For the three months ended September 30, 2016, the Company has provided a tax charge of $3.65 million on account of valuation allowance against deferred tax assets recognized on minimum alternative tax.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended September 30, 2016 and 2015, the Company has accrued interest of approximately $0.08 million and $0.04 million respectively. The Company has accrued approximately $1.44 million and $1.28 million for interest and penalties as of September 30, 2016 and September 30, 2015, respectively.

The liability for unrecognized tax benefits was $60.52 million and $50.24 million as of September 30, 2016 and December 31, 2015, respectively. The Company has paid income taxes of $42.11 million and $42.18 million against the liabilities for unrecognized tax benefits of $60.52 million and $50.24 million, as of September 30, 2016 and December 31, 2015, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for the tax disputes of $1.57 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

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

Provision for Indian Income Tax is made only in respect of business profits generated from these software development units to the extent they are not covered by the above exemptions and also for income from treasury operations and other income, net.

For the financial years 1996-97, 1997-98 and 2000-01, The Bombay High Court dismissed the Income Tax Department’s appeals on December 15, 2009. The Income Tax Department has filed a review petition before the Bombay High Court. The Income

Tax Department review petition was rejected due to filing defects. The Income Tax Department may rectify the defects and re-submit the review petition. Syntel India has recognized certain tax liabilities aggregating $0.85 million for the financials years 1996-97,1997-98 and 2000-01.

Syntel India received favorable orders from the Income Tax Appellate Tribunal (“ITAT”) for the financial year 2002-03, 2003-04, 2005-06, 2006-07 and 2007-08. During the quarter ended March 31, 2016, the Income Tax Department has filed further appeals before the Bombay High Court against a particular tax position. Accordingly, all tax disputes are settled with the exception of a particular tax position for which Syntel India has recognized certain tax liabilities aggregating $3.41 million for the aforesaid years.

For the financial year 2004-05, the Income Tax Department filed a Special Leave Petition with the Supreme Court of India on January 24, 2013, challenging the order passed by the Bombay High Court. The petition will come up for admission in the near future. Syntel India has not provided for disputed Indian income tax liabilities amounting to $0.25 million for the financial years 2004-05.

For the financial years 2008-09 and 2009-10, the Indian Income Tax Department decided against Syntel India with respect to a particular tax position and Syntel India filed appeals with the CIT (A). The Company received orders for appeals filed with the CIT (A) that upheld Syntel India’s contentions. The Income Tax Department filed further appeals with ITAT against the amounts allowed by the CIT (A). During the quarter ended September 30, 2016, Syntel India has received favorable orders from the ITAT for the financial year 2008-09. The Income Tax Department may file further appeals before the Bombay High Court.

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

During the quarter ended March 31, 2016, SSIPL tax assessment for the financial year 2011-12, was completed with tax adjustments of $1.29 million. The Company’s management has evaluated and discussed appealing the assessment with a tax consultant who has advised that SSIPL’s appeal would sustain at the appellate stage. Accordingly, it is more likely than not that the SSIPL should not make the provision under ASC 740. Accordingly, the Company has not provided $1.29 million. Similar to above, SSIPL has potential tax dispute of $6.93 million for the period financial year 2012-13 to September 30, 2016.

All of the above tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Management, after consultation with legal counsel, believes that the resolution of the above matters will not have a material adverse effect on the Company’s consolidated financial position.

Branch Profit Tax

Syntel India is subject to a 15% U.S. Branch Profit Tax (BPT) related to its effectively connected income in the United States, to the extent its U.S. taxable adjusted net income during the taxable year is not invested in the United States. The Company expected that U.S. profits earned on or after January 1, 2008 would be permanently invested in the U.S. Accordingly, effective January 1, 2008 to June 30, 2016, a provision for BPT was not required. The accumulated deferred tax liability of $1.73 million as of December 31, 2007 continues to be carried forward.

As a result of the dividends declared during the third quarter of 2016, as of September 30, 2016, the Company expects that U.S. profits earned will not be permanently invested in the U.S. Accordingly, the Company has recorded a provision for additional BPT of $7.99 million for the three months ended September 30, 2016.

Undistributed Earnings of Foreign Subsidiaries

During the three months ended September 30, 2016, the Board of Directors determined that it is in the best interests of the Company and its shareholders to declare the special cash dividend after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations and declared a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside US) of cash held by the Company’s foreign subsidiaries. In connection with the one-time repatriation, the Company has recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016.

Other than the amounts affected by the one-time repatriation, the Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for income taxes on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2016, the Company would have accrued taxes of approximately $16.1 million.

Local Taxes

As of September 30, 2016, the Company has a local tax liability provision of approximately $0.4 million, equal to $0.2 million net of federal tax benefit, relating to local taxes, including employer withholding taxes, employer payroll expense taxes, and corporate income taxes.

As of December 31, 2015, the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 10 years and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. The Company estimated that the Company may not be able to utilize part of the MAT credit for one of the Indian subsidiaries. Accordingly, a valuation allowance of $5.27 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of September 30, 2016 of $30.25 million (net of valuation allowance of $5.27 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2017-18	0.20
2018-19	0.26
2019-20	0.97
2020-21	1.62
2021-22	0.79
2022-23	5.97
2023-24	7.07
2024-25	7.76
2025-26	8.83
2026-27	2.05

Total	35.52

Less: valuation allowance	(5.27)

Total (net of valuation allowance)	30.25

16.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2016, and December 31, 2015, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $33.0 million and $29.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

During the three months ended September 30, 2016 $0.80 million was held as a security deposit concerning a performance guarantee for certain leasehold improvements in Syntel Poland in favour of the lessor.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. There was no accrual related to customer related claim contingencies during the three months ended September 30, 2016. The Company made no accruals towards estimated legal exposures and their related legal expenses.

17.	STOCK BASED COMPENSATION

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

No stock options were issued for the three months ended September 30, 2016 and 2015 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive (Loss)/Income. Share-based compensation expense recognized as above for the three months ended September 30, 2016 and 2015 was $1.65 million and $1.69 million, respectively, including a charge for restricted stock units. Share-based compensation expense recognized for the nine months ended September 30, 2016 and 2015 was $5.33 million and $5.10 million, respectively, including a charge for restricted stock.

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

Under the Amended plan, on different dates during the years ended December 31, 2015, 2014, 2013 and 2012 and, under the Amended Plan and the 2016 Plan for the nine months ended September 30, 2016 the Company issued restricted stock unit awards (adjusted to account for the 2014 stock split) of 135,440, 293,904, 187,056, 217,656, and 8,076 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock unit awards were granted to employees for their future services as a retention tool at a zero exercise price and vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock unit) for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$635	$586	$2,024	$1,830
Selling, general and administrative expenses	1,017	1,104	3,310	3,274

	$1,652	$1,690	$5,334	$5,104

A summary of the activity for restricted stock unit awards (adjusted to reflect the stock split) granted under our stock-based compensation plans as of September 30, 2016 and changes during the period ended is presented below:

	Nine Months Ended September 30,
	2016		2015
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	465,290	$41.47	564,314	$37.37
Granted	8,076	$46.51	135,440	$46.73
Vested	(153,775)	$37.68	(205,233)	$34.40
Forfeited	(3,628)	$42.38	(29,231)	$36.38

Unvested Total	315,963	$43.43	465,290	$41.47

As of September 30, 2016, $10.78 million of total remaining unrecognized stock-based compensation cost related to restricted stock unit awards is expected to be recognized over the weighted-average remaining requisite service period of 2.15 years.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further,it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. In view of this, the company will record such additional compensation cost over the vesting period and accordingly, the company has recorded an additional compensation cost of $ 0.3 million during three months ended September 30, 2016.

18.	VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $0.7 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively.

The amounts accrued for unutilized earned leave are $23.8 million and $22.4 million as of September 30, 2016 and December 31, 2015, respectively, and are included within accrued payroll and related costs.

19.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through September 30, 2016, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended September 30, 2016 and 2015 was $1.5 million and $1.5 million, respectively, and for nine months ended September 30, 2016 and 2015 was $4.6 million and $4.8 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $13.4 million and $12.3 million as of September 30, 2016 and December 31, 2015, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended September 30, 2016 and 2015 was $0.9 million and $0.9 million, respectively, and for nine months ended September 30, 2016 and 2015 was $2.7 million and $2.8 million, respectively.

20.	CONSOLIDATION OF A VARIABLE INTEREST ENTITY

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 10.8% and 11.6% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively and 10.7% and 12.0% for the nine months ended September 30, 2016 and 2015, respectively.

21.	FAIR VALUE MEASUREMENTS

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016:

			(In Millions)

	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$14.8	$—	$—	$14.8
Term Deposits	—	8.6	—	8.6

Total Assets Measured at Fair Value	$14.8	$8.6	$—	$23.4

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015:

			(In Millions)

	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$126.5	$—	$—	$126.5
Term Deposits	—	413.7	—	413.7

Total Assets Measured at Fair Value	$126.5	$413.7	$—	$540.2

22.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of September 30, 2016 and December 31, 2015.

		(In Millions)

Balance Sheet Item	As of September 30, 2016	As of December 31, 2015
Short Term Investments	$8.30	$413.60
Non-Current Assets	0.23	0.10

Total	$8.53	$413.70

23.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The new guidance also addresses the accounting for some costs to obtain or fulfill a customer contract and provides a set of disclosure requirements intended to give financial statement users comprehensive information about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. The requirements of this ASU and its impact on the Company are being evaluated. We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We are in the process of identifying and implementing changes to our processes to meet the standard’s updated reporting and disclosure requirements. A transition method for this ASU has not yet been selected.

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation-Stock Compensation as part of improvement and simplification which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The requirements of this ASU are not expected to have material impact on Consolidated Financial Statements.

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

In August 2016, the FASB issued an update on Statement of Cash Flows (Topic 230)- Clarification of certain cash receipts and cash payments (ASU 2016-15) which requires the Company to present and classify certain cash receipts and cash payments in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing and Retail, Logistics and Telecom business segments. Net revenues for the three months ended September 30, 2016 decreased to $241.3 million from $253.6 million for the three months ended September 30, 2015, representing a 4.9% decrease. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers. Further, our focus on execution and ongoing investments in new offerings such as digital modernization and automation have a potential to contribute growth in the business across service lines and geographic regions. The focus is to continue investments in more new offerings and geographical expansion. Worldwide utilized billable headcount as of September 30, 2016 decreased by 5.3% to 17,538 employees as compared to 18,516 employees as of September 30, 2015. Amid softer macroeconomic trends, industry-specific headwinds and regulatory-related uncertainty in key end markets, we saw lengthening decision cycles on discretionary spending by customers. This resulted in delayed project starts and slower ramps up in project in some cases with consequent reduction in revenue. As of September 30, 2016, the Company had approximately 75.1% of its utilized billable workforce in India as compared to 76.4% as of September 30, 2015. The Company’s top five clients accounted for 56.9% of the total revenues in the three months ended September 30, 2016, down from 58.3% of its total revenues in the three months ended September 30, 2015. The Company’s top five clients accounted for 58.0% of the total revenue in the nine months ended September 30, 2016 as compared to 59.5% of its total revenue in the nine months ended September 30, 2015. The Company’s top 10 clients accounted for 71.9% of the total revenues in the three months ended September 30, 2016 as compared to 72.7% in the three months ended September 30, 2015. The Company’s top 10 clients accounted for 72.5% of the total revenues in the nine months ended September 30, 2016 as compared to 73.8% in the nine months ended September 30, 2015. The Company’s top 4-30 clients accounted for 42.9% of the total revenues in the three months ended September 30, 2016, down from 43.3% of its total revenues in the three months ended September 30, 2015. The Company’s top 4-30 clients accounted for 42.3% of the total revenues in the nine months ended September 30, 2016, down from 44.2% of its total revenues in the nine months ended September 30, 2015.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 60.8% of total revenue for the three months ended September 30, 2016, from 57.6% for the three months ended September 30, 2015. The 3.2% increase in cost of revenues, as a percent of revenues, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was attributable primarily to increase in compensation, increased contract services cost, increased recruiting expenses, offset by rupee depreciation, decrease in benefits cost, decrease in other direct expenses, decrease in immigration expenses, decrease in travel expenses due to a decrease in onsite claims in the third quarter of 2016. Salary increases are discretionary and determined by management. During the three months ended September 30, 2016, the Indian rupee has depreciated against the U.S. dollar, on average, 2.34% as compared to the three months ended September 30, 2015. This rupee depreciation positively impacted the Company’s gross margin by 37 basis points, operating income by 60 basis points and net loss by 67 basis points, each as a percentage of revenue.

The cost of revenues increased to 62.2% of total revenue for the nine months ended September 30, 2016, from 61.1% for the nine months ended September 30, 2015. The 1.1% increase in cost of revenues, as a percent of revenues, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was attributable primarily to increase in compensation, increased contract service cost, increased benefits cost offset by decreased travel expenses due to a decrease in onsite claims, decreased other direct expenses, decreased recruiting expenses, decreased immigration cost and rupee depreciation. During the nine months ended September 30, 2016, the Indian rupee has depreciated against the U.S. dollar, on average, 5.49% as compared to the nine months ended September 30, 2015. This rupee depreciation positively impacted the Company’s gross margin by 82 basis points, operating income by 135 basis points and net (loss) income by 145 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $116.1 million for the three months ended September 30, 2016 or 48.1% of total revenues, from $125.8 million, or 49.6% of total revenues for the three months ended September 30, 2015. The $9.7 million decrease was attributable primarily to a $56.6 million decrease in revenue from project completion and a $14.5 million decrease in revenues from existing projects, largely offset by a $61.4 million increase in revenues from new engagements. Banking and Financial Services revenues increased to $357.9 million for the nine months ended September 30, 2016 or 49.1% of total revenues, from $347.0 million, or 48.6% of total revenues for the nine months ended September 30, 2015. The $10.9 million increase was attributable primarily to revenues from new engagements contributing $180.6 million, largely offset by $112.1 million in lost revenues as a result of project completion and a $57.6 million net reduction in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 60.8% of total Banking and Financial Services revenues for the three months ended September 30, 2016, from 58.5% for the three months ended September 30, 2015. The 2.3% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract services cost, increase in recruiting expenses, offset by rupee depreciation, decrease in benefits cost, decrease in other direct expenses, decrease in immigration expenses, decrease in travel expenses due to a decrease in onsite claims in the third quarter of 2016.

Cost of revenues for the nine months ended September 30, 2016 increased to 62.0% of Banking and Financial Services revenues, from 61.1% for the nine months ended September 30, 2015. The 0.9% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract service cost, increase in benefits cost offset by decrease in travel expenses due to a decrease in onsite claims, decrease in other direct expenses, decrease in recruiting expenses, decrease in immigration cost and rupee depreciation.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $39.5 million for the three months ended September 30, 2016, or 16.4% of total revenues from $42.6 million for the three months ended September 30, 2015, or 16.8% of total revenues. The $3.1 million decrease was attributable primarily to a $12.3 million decrease in revenues from existing projects and a $9.8 million decrease in revenue from project completion, largely offset by a $19.0 million increase in revenues from new engagements. The revenues for the nine months ended September 30, 2016 increased to $117.9 million, or 16.2% of total revenues, from $116.3 million or 16.3% of total revenues for the nine months ended September 30, 2015. The $1.6 million increase was attributable primarily to revenues from new engagements contributing $42.6 million, largely offset by $24.7 million reduction in lost revenues as a result of project completion and a $16.3 million net reduction in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 56.9% of total Healthcare and Life

Sciences revenues for the three months ended September 30, 2016, from 52.3% for the three months ended September 30, 2015. The 4.6% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract services cost, increase in recruiting expenses, offset by rupee depreciation, decrease in benefits cost, decrease in other direct expenses, decrease in immigration expenses, decrease in travel expenses due to a decrease in onsite claims in the third quarter of 2016.

Cost of revenues for the nine months ended September 30, 2016 increased to 59.9% of Healthcare and Life Sciences revenues, from 57.4% for the nine months ended September 30, 2015. The 2.5% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract service cost, increase in benefits cost offset by decrease in travel expenses due to a decrease in onsite claims, decrease in other direct expenses, decrease in recruiting expenses, decrease in immigration cost and rupee depreciation.

Insurance Revenues. Insurance revenues increased to $33.0 million for the three months ended September 30, 2016 or 13.7% of total revenues, from $32.7 million, or 12.9% of total revenues for the three months ended September 30, 2016. The $0.3 million increase was attributable primarily to revenues from new engagements contributing $16.7 million, largely offset by $15.7 million in lost revenues as a result of project completion and a $0.7 million net reduction in revenues from existing projects. The revenues for the nine months ended September 30, 2016 decreased to $95.8 million, or 13.1% of total revenues, from $102.1 million or 14.3% of total revenues for the nine months ended September 30, 2015. The $6.3 million decrease was attributable primarily to a $31.0 million decrease in revenues as a result of project completion and $18.7 million net reduction in revenues from existing projects, largely offset by a $43.4 million net increase in revenues from new engagements.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 62.3% of total insurance revenues for the three months ended September 30, 2016, from 59.8% for the three months ended September 30, 2015. The 2.5% increase in cost of revenues, as a percent of total revenues for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract services cost, increase in recruiting expenses, offset by rupee depreciation, decrease in benefits cost, decrease in other direct expenses, decrease in immigration expenses, decrease in travel expenses due to a decrease in onsite claims in the third quarter of 2016.

Cost of revenues for the nine months ended September 30, 2016 increased to 64.1% of insurance revenues, from 63.6% for the nine months ended September 30, 2015. The 0.5% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract service cost, increase in benefits cost offset by decrease in travel expenses due to a decrease in onsite claims, decrease in other direct expenses, decrease in recruiting expenses, decrease in immigration cost and rupee depreciation.

Manufacturing Revenues. Manufacturing revenues decreased to $11.0 million for the three months ended September 30, 2016 or 4.6% of total revenues, from $11.2 million, or 4.4% of total revenues for the three months ended September 30, 2015. The $0.2 million decrease was attributable primarily to a $7.3 million decrease in revenue from project completion, largely offset by $4.2 million increase in revenues from existing projects and a $2.9 million increase in revenues from new engagements. The revenues for the nine months ended September 30, 2016 increased to $34.3 million, or 4.7% of total revenues, from $29.8 million or 4.2% of total revenues for the nine months ended September 30, 2015. The $4.5 million increase was attributable primarily to a $8.1 million increase in revenues from new engagements and a $2.6 million net increase in revenues from existing projects, largely offset by $6.2 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 71.5% of total manufacturing revenues for the three months ended September 30, 2016, from 64.6% for the three months ended September 30, 2015. The 6.9% increase in cost of revenues for the three months ended September 30, 2016, as a percent of total Manufacturing revenues, as compared to the three months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract services cost, increase in recruiting expenses, offset by rupee depreciation, decrease in benefits cost, decrease in other direct expenses, decrease in immigration expenses, decrease in travel expenses due to a decrease in onsite claims in the third quarter of 2016.

Cost of revenues for the nine months ended September 30, 2016 increased to 70.9% of Manufacturing revenues, from 68.9% for the nine months ended September 30, 2015. The 2.0% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract service cost, increase in benefits cost offset by decrease in travel expenses due to a decrease in onsite claims, decrease in other direct expenses, decrease in recruiting expenses, decrease in immigration cost and rupee depreciation.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $41.7 million for the three months ended September 30, 2016 or 17.3% of total revenues, from $41.3 million, or 16.3% of total revenues for the three months ended September 30, 2015. The $0.4 million increase was attributable primarily to a $37.9 million increase in revenues from new engagements, largely offset by $32.0 million in lost revenues as a result of project completion and a $5.5 million net decrease in revenues from existing projects. The revenues for the nine months ended September 30, 2016 increased to $122.8 million, or 16.9% of total revenues, from $118.9 million or 16.7% of total revenues for the nine months ended September 30, 2015. The $3.9 million increase was attributable primarily to revenues from new engagements contributing $79.7 million, largely offset by a $56.6 million net decrease in revenues from existing projects and a $19.2 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 58.8% of total Retail, Logistics and Telecom revenues for the three months ended September 30, 2016, from 53.6% for the three months ended September 30, 2015. The 5.2% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract services cost, increase in recruiting expenses, offset by rupee depreciation, decrease in benefits cost, decrease in other direct expenses, decrease in immigration expenses, decrease in travel expenses due to a decrease in onsite claims in the third quarter of 2016.

Cost of revenues for the nine months ended September 30, 2016 increased to 59.4% of Retail, Logistics and Telecom revenues, from 57.5% for the nine months ended September 30, 2015. The 1.9% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was attributable primarily to increase in compensation, increase in contract service cost, increase in benefits cost offset by decrease in travel expenses due to a decrease in onsite claims, decrease in other direct expenses, decrease in recruiting expenses, decrease in immigration cost and rupee depreciation.

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

Corporate Direct Costs cost of revenues decreased to 0.3% of total revenue for the three months ended September 30, 2016, from 0.5% for the three months ended September 30, 2015. The 0.2% decrease in cost of revenues, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was attributable primarily to rupee depreciation offset by increase in compensation expenses in the third quarter of 2016.

Corporate Direct Cost of revenues decreased to 0.3% of total revenue for the nine months ended September 30, 2016, from 0.5% of total revenue for the nine months ended September 30, 2015. The decrease of 0.2% is primarily attributable to rupee depreciation offset by increase in compensation expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2016 were $29.53 million or 12.2% of total revenues, compared to $15.12 million or 6.0% of total revenues for the three months ended September 30, 2015.

Selling, general and administrative expenses for the three months ended September 30, 2016 were impacted by a decrease in revenue of $12.38 million that resulted in a 0.60% increase in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to (a) an increase in corporate expenses of $12.73 million primarily due to an decrease in foreign exchange gain of $12.75 million a $1.76 million gain for the three months ended September 30, 2016 as against a gain of $14.51 million for the three months ended September 30, 2015) (b) an increase in marketting expenses of $0.97 million;(c) an increase in benefits cost of $0.34 million;(d) an increase in recruiting expenses of $0.16 million; (e) an increase in office expenses of $0.28 million ; and (f) an increase in voice data expenses of $0.15 million offset by decrease in office expenses of $0.14 million and decrease in other expenses of $0.08 million.

Selling, general, and administrative expenses for the nine months ended September 30, 2016 were $77.47 million or 10.6% of total revenues, compared to $72.23 million or 10.1% of total revenues for the nine months ended September 30, 2015.

Selling, general and administrative expenses for the nine months ended September 30, 2016 were impacted by an increase in revenue of $14.63 million that resulted in a 0.20% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to (a) an increase in corporate expenses of $4.29 million primarily due to decrease in exchange gain of $5.19 million ($11.07 million gain for nine months ended September 30, 2016 as against a gain of $16.26 million for nine months ended September 30, 2015); (b) an increase in compensation expenses of $1.24 million; and (c) an increase in marketting expenses of $1.03 million, offset by (a) decrease in office expenses of $0.85 million; and (b) a decrease in other expenses of $0.47 million.

Other Income, Net. Other income, net includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income, net for the three months ended September 30, 2016 was $4.23 million or 1.8% of total revenues, compared to $10.23 million or 4.0% of total revenues for the three months ended September 30, 2015. The decrease in other income, net of $6 million was attributable to a decrease in interest income of $4.6 million, and decrease in gains from the sale of mutual funds $1.2 million and increase in interest expenses of $0.2 million.

Other income, net for the nine months ended September 30, 2016 was $13.20 million or 1.8% of total revenues, compared to $29.45 million or 4.1% of total revenues for the nine months ended September 30, 2015. The decrease in other income, net of $16.26 million was attributable to decrease in interest income of $11.11 million and decrease in gains from the sale of mutual funds of $4.98 million and increase in interest expense of $0.33 million offset by increase in miscellaneous income of $ 0.11 million.

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

During the three months ended September 30, 2016 and 2015, the effective income tax rates were 413.5% and 24.3%, respectively. During the nine months ended September 30, 2016 and 2015, the effective income tax rates were 149.9% and 24.0%,respectively. The tax rate for the three months and nine months ended September 30, 2016 was impacted by one time repatriation, the Company recognized a one-time tax expense of about $270.6 million (net of foreign tax credits). Without the above, the effective tax rate for the year three months ended September 30, 2016 was 23.0%.

Other Comprehensive Loss

The other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended September 30, 2016 the other comprehensive loss amounted to $1.5 million, primarily attributable to foreign currency translation adjustments of $0.4 million. During the nine months ended September 30, 2016 the other other comprehensive loss amounted to $17.8 million, primarily attributable to foreign currency translation adjustments of of $17.7 million.

During the three months ended September 30, 2015 the other comprehensive loss amounted to $35.4 million, primarily attributable to foreign currency translation adjustments of $34 million. During the nine months ended September 30, 2015 the other comprehensive loss amounted to $40 million, primarily attributable to foreign currency translation adjustments of $39.9 million.

FINANCIAL POSITION

Cash and Cash Equivalents and Short term investments: Cash and cash equivalents and short term investments decreased to $88.4 million at September 30, 2016 from $1,040.5 million at December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in Bank. These amounts are held by various banking institutions including U.S. -based and India-based banks. As of September 30, 2016, the total cash and cash equivalents and short term investment balances was $88.4 million. Out of the above, an amount of $55.4 million was held by Indian subsidiaries which was composed of an amount of $30.7 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash used by operating activities was $16.36 million for the nine months ended September 30, 2016, consisting principally of net (loss) from operation offset by increase in other liabilities, decrease in accounts receivable and decrease in other assets. The number of days sales outstanding in net accounts receivable was approximately 54 days and 56 days as of September 30, 2016 and 2015, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2016.

Net cash provided by investing activities was $495.93 million for the nine months ended September 30, 2016, consisting principally of $242.03 million from sales of mutual funds, $620.18 million from maturities of term deposits with banks; offset by $15.14 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment, purchase of mutual funds of $127.30 million and the purchase of term deposits with banks of $223.84 million.

Net cash used by financing activities was $912.11 million for the nine months ended September 30,2016, consisting principally of dividends paid (advance paid to transfer agent for dividend payouts) $1,261.5 million, repayment of loan and borrowing of $190.0 million, loan origination fees $1.03 million offset by proceeds from a loans and borrowings of $540.25 million and excess tax benefits on stock-based compensation plan of $0.17 million.

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three year term loan facility and the three year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016 (the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for term loan facility and $10 million for revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility was $200 million, consisting of a three-year term loan facility of $100 million and a three year revolving credit facility of $100 million. The Amended Credit Agreement was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates under the Amended Credit Agreement were, with respect to both the revolving credit facility and the term loan, (a) for the period beginning on the First Amendment Effective Date through and including the date prior to the first anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate (as that term is defined in the Amended Credit Agreement) plus 1.50% with respect to Eurodollar Rate Loans (as that term is defined in the Amended Credit Agreement) and (ii) the Base Rate (as that term is defined in the Amended Credit Agreement) plus 0.50% with respect to Base Rate Loans (as that term is defined in the amendment to the Credit Agreement), (b) for the period beginning on the first anniversary of the First Amendment Effective Date through and including the date prior to the second anniversary of the First Amendment Effective Date, (i) the Eurodollar Rate plus 1.45% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.45% with respect to Base Rate Loans, and (c) for the period beginning on the second anniversary of the First Amendment Effective Date and continuing thereafter, (i) the Eurodollar Rate plus 1.40% with respect to Eurodollar Rate Loans and (ii) the Base Rate plus 0.40% with respect to Base Rate Loans.

During the three months ended September 30, 2016, the Company fully repaid the term loan, including accrued interest through September 12, 2016 of $97.10 million, and terminated the prior credit agreement dated May 23, 2013 between the Company and Bank of America, N.A., as amended by the first amendment thereto dated May 9, 2016.

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016, (“Senior Credit Facility”) with Bank of America, N.A, as administrative agent L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch,Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five year term loan facility of $300 million (the “Term Loan”) and a five year revolving credit facility of $200 million (the “Revolving Facility”). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also will enter into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans will be LIBOR plus 1.50% or, at the option of the Borrower, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50% , (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of September 30, 2016, the interest rates were 2.02% for Term Loan and 2.02% for the Revolving Facility.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of September 30, 2016, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period
Beginning from	Until	Amt in Mn per quarter
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

During the three months ended September 30, 2016, no principal payment was made.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of September 30, 2016, the Company was in compliance with all debt covenants.

As of September 30, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.73 million and $179.59 million (net of $1.02 million debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at September 30, 2016 are as follows:

Term Loan		Revolving Facility
(In thousands)
2016	$3,750
2017	$16,875
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$180,000

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed this critical accounting policy and the estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2016 and 2015 revenues from time and material contracts constituted 57% and 60%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2016 and 2015, revenues from fixed price application management and support engagements constituted 36% and 32% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2016 and 2015, revenues from fixed price application development and integration contracts constituted 7% and 8% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $0.7 million and $0.6 million respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of September 30, 2016 and December 2015 there was no accrual related to litigation.

Undistributed earnings of foreign subsidiaries.

During the three months ended September 30, 2016, the Board of Directors determined that it is in the best interests of the Company and its shareholders to declare the special cash dividend after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations and declared a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside US) of cash held by the Company’s foreign subsidiaries. In connection with the one-time repatriation, the Company has recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016.

Other than the amounts affected by the one-time repatriation, the Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for income taxes on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2016, the Company would have accrued taxes of approximately $16.1 million.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at September 30, 2016.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	September 30,	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash and cash equivalents	$65,244	$500,499
Short-term investments	23,150	540,045

Total	$88,394	$1,040,544

As of September 30, 2016, the total cash and cash equivalents and short-term investment balance was $88.4 million. Out of the above, an amount of $55.4 million was held by Indian subsidiaries which were comprised of an amount of $30.7 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at September 30, 2016 and December 31, 2015, the Company held 28% and 32% of total funds in Indian rupees.

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016, (“Senior Credit Facility”) with Bank of America, N.A, as administrative agent L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch,Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner for $500 million in credit facilities consisting of a five year term loan facility of $300 million (the “Term Loan”) and a five year revolving credit facility of $200 million (the “Revolving Facility). The maturity date of the Senior Credit Facility is September 11, 2021.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans will be LIBOR plus 1.50% or, at the option of the Borrower, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swing line loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum. Since interest rates vary with change in LIBOR which is dependent on market conditions, our debt exposes us to market risk from changes in interest rate.

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

During the three months ended September 30, 2016, the Indian rupee has appreciated against the U.S. dollar, on average, 0.22% as compared to the three months ended June 30, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 4 basis points, operating income by 6 basis points and net (loss)income by 6 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.9% and 75.8% of the expenses, respectively.

The rupee appreciation has resulted in foreign currency translation adjustments of $0.4 million, during the three months ended September 30, 2016, which has been reported as other comprehensive loss.

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

During the quarter ended September 30, 2016, the Company did not enter into new foreign exchange forward contracts. At September 30, 2016, no foreign exchange forward contracts were outstanding.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015 except as described below.

The Company’s ability to repatriate earnings from its foreign operations.

The Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for income taxes on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect our future effective tax rate. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 20.358% on dividend distribution under Indian tax law, and be required to pay United States corporate income taxes on such earnings, net of foreign tax credits. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2016, the Company would accrue taxes of approximately $16.1 million.

The Company’s failure to comply with the covenants contained in the Senior Credit Facility, as amended, including as a result of events beyond its control, could result in an event of default, which could materially and adversely affect the Company’s business, results of operation and financial condition.

The Company’s Senior Credit Facility, as amended, requires it to maintain certain financial ratios and requires the Company to comply with various operational and other negative covenants including certain limitations on liens, making investments in India, permitted acquisitions, subsidiary indebtedness, mergers, dissolutions, liquidations, consolidations with or into another person or dispositions of all or substantially all of the Company’s assets to or in favour of any person, as well as limitations on making dispositions, making restricted payments, changing the nature of its business, undertaking affiliate transactions, making burdensome agreements, purchasing or carrying margin stock, or entering into sale and leaseback transactions. If there were an event of default that was not cured or waived, the lenders of the Senior Credit Facility could cause all amounts outstanding with respect to the Senior Credit Facility to be due and payable immediately.

The Company’s exposure to fluctuations in interest rates due to market condition which could materially and adversely affect Company’s business, results of operation and financial condition.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans will be LIBOR plus 1.50% or, at the option of the Borrower, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swing line loan will bear interest at the Base Rate plus 0.50%. In no event will LIBOR be less than 0% per annum. Since interest rates vary with change in LIBOR which is dependent on market conditions, our debt exposes us to market risk from fluctuations in interest rate.

Item 6. Exhibits.

The Company’s Chairman shares certain principal executive officer responsibilities with the Company’s Chief Executive Officer and President. Therefore, in accordance with Rule 13a-14(a)/Rule 15d-14(a), both the Chairman and the Chief Executive Officer and President sign a 302 certification and the 906 certification as principal executive officers.

Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated October 26, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender and the other lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : November 03, 2016	/s/ Nitin Rakesh
Nitin Rakesh,
Chief Executive Officer and President (principal executive officer)

Date : November 03, 2016	/s/ Anil Agrawal
Anil Agrawal,
Chief Financial Officer and
Chief Information Security Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated October 26, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender and the other lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase