Form 10-K
period 2016-12-31
SYNTEL INC
filed 2017-03-02
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2016, based on the last sale price of $45.26 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $1,459,795,537.

As of January 31, 2017, the Registrant had 83,634,955 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on or about June 7, 2017 are incorporated by reference into Part III hereof.

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

In each of our business segments, Syntel helps customers adapt to market change by providing a broad array of technology-based, industry-specific solutions. These solutions leverage Syntel’s strong understanding of the underlying trends and market forces in our chosen industry segments. These solutions are complemented by strong capabilities in Digital Modernization, Social, Mobile, Analytics and Cloud (SMAC) technologies, Business Intelligence (BI), Knowledge Process Outsourcing (KPO), application services, testing, Enterprise Resource Planning (ERP), IT Infrastructure Management Services (IMS), and business and technology consulting.

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, capital markets, cards and payments, investments and transaction processing services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: payment solutions, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliation, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by changing global regulatory requirements, customer interest in newer technology areas and related services such as digital modernization, and an ongoing focus on cost reduction and operational efficiencies.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry across the consumer life cycle, which includes regulatory requirements, integrated care, stake holder engagement and wider use of electronic health records, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing consumer orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents. This is often accomplished through the use of digital front-end technologies like cloud, social media and mobile, and supported by modernization of applications and infrastructure elements. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations.

Manufacturing

We provide technology services and business consulting in a range of sub-sectors including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials and natural resources. Demand for our services in this segment is being driven by trends that, among others, include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers in specialty, apparel and home improvement segments. We also serve the travel and hospitality industry including airlines, hotels as well as online and travel retail, global distribution systems and intermediaries. Our domain intensive solutions transform customer/shopper experiences while keeping down the cost of IT operations.

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

Syntel’s Retail Logistics and Telecom Business unit leverages its comprehensive understanding of the business and technology needs of the industry. Our industry solutions for our clients includes SCM, sales and operations planning, mobility, Point of Sale (POS) testing, omnichannel enablement and integration, web content management solutions, Sales force and cloud foundry enablement, among others. In addition, there is strong demand for digital modernization services across these industries to enhance efficiency and agility of their underlying technology systems.

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

Demand for IT services is driven by companies seeking ways to outsource not just specific projects for the design, development and integration of new technologies, but also ongoing management, maintenance and enhancement of existing IT systems.

Demand for KPO services is driven by enterprises going beyond IT outsourcing to drive cost reduction through outsourcing of business and knowledge processes. Companies are beginning to appreciate the benefits a KPO partner can deliver through increased efficiencies and service performance.

The companies best positioned to benefit from the demand for “Run the Business” initiatives have access to a pool of skilled professionals, a proven ability to manage IT and KPO programs, robust methodologies for managing transition, projects and risk, low-cost offshore software development facilities, and operational scalability to meet customer growth requirements.

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

Syntel’s customer-centric approach delivers tangible value to clients through a flexible model that combines technology and business domain expertise to develop innovative solutions to solve unique business problems. Our organization is focused on and aligned to help customers strike the right balance between investing in new initiatives and optimizing and modernizing existing ones.

Syntel’s “Customer for Life” philosophy emphasizes flexibility, customer responsiveness, value focus and a tradition of delivery excellence.

During 2016, the Company provided services to 137 customers primarily in the U.S. and Europe. Syntel has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers in order to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its domain expertise, breadth of services and strong alignment with client culture and business imperatives are important decision factors in Syntel being chosen as a preferred vendor.

The Company has an integrated sales and marketing approach that leverages a dedicated sales team to identify and acquire new accounts and work with engagement teams to expand and cross-sell within existing accounts. In addition, Syntel’s Strategic Sourcing Services group — formed in 2014 — is tasked with pursuing and signing large outsourcing deals for the Company.

The Company believes that human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. As of December 31, 2016, Syntel’s worldwide billable headcount consisted of 17,192 professionals providing professional services to Syntel’s customers.

The information set forth under Note 16, “Geographic Information,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

COMPETITIVE ADVANTAGES

Syntel has developed proven and effective processes to handle large, complex engagements and efficiently deliver high quality IT and KPO solutions through a global delivery model. Management believes that Syntel’s “Customer for Life” philosophy, industry expertise, end-to-end service offerings, intellectual capital, commitment to client success, and global delivery model are key competitive advantages.

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

Deep Industry Expertise: Syntel’s mission statement is “We create new opportunities for our clients by harnessing our talent, passion and innovation.” The Company is focused on developing a strong understanding of its clients’ businesses to drive new opportunities that improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high-value, high-quality services that are strongly linked to their underlying business. For the year ended December 31, 2016, the Company’s percentage of revenue by industry segment was 49%, 17%, 16%, 13% and 5% for banking and financial services, retail, logistics and telecom, healthcare and life sciences, insurance and manufacturing respectively.

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

Intellectual Capital: Over its 36-year history, Syntel has developed proven methodologies and practices, innovative accelerators, tools and utilities, reusable software assets, and technical expertise for the development, management and transformation of its customers’ information systems and business processes.

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

Through these efforts, the Company delivers additional value to its clients, drives an expanded scope of work for existing customers, and creates greater efficiency in its own service delivery.

In order to protect the Company’s intellectual property rights, the Company relies upon a combination of non-disclosure and other contractual arrangements as well as trade secret, patent, copyright and trademark laws. The Company enters into confidentiality agreements with its employees, consultants, clients and potential clients, which limit access to and distribution of the Company’s proprietary information.

Commitment to Client Success: Syntel aligns its objectives with those of its clients by committing to outcome-based delivery models such as fixed-price, fixed-time frame engagements. The Company also believes its ability to take ownership for its clients’ successes is an important competitive differentiator in the marketplace. The Company leverages its domain expertise, skilled technical resources and proprietary tools and methodologies to meet and exceed customer expectations on these engagements.

Global Delivery: Syntel performs its services on-site at customer locations, off-site at the Company’s U.S. and European locations, and offshore at the Company’s locations in Asia. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures.

Syntel’s Global Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of on-site, off-site and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery.

Benefits to clients include responsive delivery based on an in-depth understanding of client-specific processes and needs, quick turnaround, access to the most knowledgeable personnel and best practices, resource depth, 24-hour support seven days a week, scalability, and cost-effectiveness. Syntel has Global Development Centers in Pune, Mumbai, Gurugram (previously known as “Gurgaon”) and Chennai, India; Glasgow, Scotland; Krakow, Poland; and Manila, Philippines. The Company has offsite development facilities in Phoenix, Arizona; Memphis, Tennessee; Nashville, Tennessee, and a support center in Cary, North Carolina to support the Company’s Global Delivery Model.

BUSINESS STRATEGY

The Company’s objective is to become a strategic partner with its customers in managing the full IT/KPO services lifecycle. The Company plans to continue to pursue the following strategies to achieve this objective:

Grow Application Services Through Close Alignment With Customer Challenges. Two notable business challenges faced by clients today are optimizing their “Run the Business” costs and freeing up resources to “Change the Business.” Syntel has aligned its delivery structure to create dedicated teams focused on developing and delivering value-added services that address this dual dynamic. The Company’s Managed Services Organization encompasses Syntel’s application development, management, maintenance, digital modernization, IT infrastructure and testing practices, and is designed to deliver the services that run its clients’ businesses on a daily basis. Syntel’s Digital One practice executes digital transformation projects that deploy SMAC technologies to enable clients to leverage emerging technologies to open new markets and create competitive advantage. The Company has also invested significantly in additional sales and marketing resources, as well as hiring engagement and delivery personnel to develop proprietary solutions, accelerators and methodologies in support of these two service lines.

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

Expand KPO Market. The Company will grow its expertise in the area of value-added KPO services, primarily in the areas of financial services, healthcare and insurance. By leveraging its proven Global Delivery Model and industry and technical expertise, the Company is able to deliver process improvements as well as provide high-value KPO services. In addition to offering its existing KPO services, the Company also seeks out potential new lines of service and leverages its investments in IP and automation technologies to deliver enhanced value to clients.

Attract and Retain Highly Skilled Professionals. The Company believes that employees are its most valuable asset, and that its success depends in large part upon the ability to attract, develop, motivate, retain and effectively utilize highly skilled professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development.

The Company believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. The Company believes that its investments in creating world-class campus facilities have positively impacted its ability to attract and retain high quality talent.

Leverage Global Delivery Model. The ability to deliver a seamless service capability virtually anywhere in the world from its domestic and offshore facilities gives the Company an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. A significant proportion of the Company’s services are delivered from offshore delivery locations. Measured by billable headcount, approximately 76% and 75% of services were delivered from offshore centers as of December 31, 2016 and as of December 31, 2015, respectively.

Pursue Selective Partnership Opportunities. The Company has entered into partnership alliances with several software firms and IT application infrastructure firms. The alliances provide a strong software implementation strategy for the customer, combining the partner’s software with Syntel’s extensive implementation and delivery capabilities. Before entering into a partnership alliance, the Company considers a number of criteria, including: the technology employed, the industry served, the projected product lifecycle, the size of the potential market, the product’s integration requirements, and the reputation of the potential partner.

SERVICE OFFERINGS

Syntel provides a broad range of technology solutions to its customers, including Managed IT Services, Digital One® and KPO services.

Through its Managed Services offering, the Company provides complete software applications development, maintenance, digital modernization, testing, IT infrastructure, cloud and migration services. The Company’s SyntBots® automation platform delivers robust, reusable automation capabilities that enhance the productivity and quality of its Managed Services offerings.

Syntel’s Digital One service line provides a range of consulting and implementation services built around enterprise architecture, data warehousing and business intelligence, Enterprise Application Integration (EAI), and SMAC technologies like social media, web and mobile applications, Big Data, analytics and Internet of Things (IoT).

Through its KPO service offerings, the Company provides a host of high value outsourced solutions for knowledge and business processes.

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers and the performance and quality awards its customers have bestowed on Syntel. During 2016, approximately 99% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel’s development centers in India were assessed at the highest possible quality rating of the Software Engineering Institute (SEI) Capability Maturity Model (CMM) – Level 5. Syntel is also an ISO 9001:2015 and ISO 27001:2013 certified company and has achieved SSAE 16 Type II Certification.

Managed Services

Syntel provides end-to-end “Run the Business” services to its clients across all industries through its Managed Services offering. The goal of Managed Services is to create new sources of value from existing client technology investments by moving to “as-a-service” models. Syntel’s Managed Services Organization was created in 2014 by combining groups responsible for application services, testing, IT infrastructure, migration and cloud computing services. The Managed Services Organization has been further strengthened by investments in service capabilities and intellectual property that reflect customer needs.

Through application services, Syntel assumes responsibility for and manages the complete lifecycle of development, management and maintenance of business applications. Along with application services, Syntel’s Managed Services Organization also provides a suite of complementary service offerings such as testing, IT infrastructure services, cloud computing and digital modernization. Syntel’s digital modernization solutions leverage an automated approach to enable the seamless adoption of new technologies and to ensure interoperability between a customer’s new and existing technology investments.

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

The Company believes its approach to providing these services and its commitment to improved business outcomes results in a long-term collaborative relationship with customers.

Digital One®

The Company believes that digital technologies are a disruptive force that affects every industry. Digital One enables clients to adopt and leverage digital technologies for business transformation. By combining expertise in digital technologies with industry knowledge, Digital One helps clients use data as a strategic asset to gain deep business insights, create a highly integrated enterprise, deliver a superior customer experience, and create business value in the Digital Economy.

Syntel’s Digital One service line centralizes the delivery of digital architecture, web and mobile applications, user experience, Big Data, analytics, social and IoT services. It has since expanded to include enterprise architecture, data warehousing and business intelligence, complex event processing (CEP), Microservices, EAI, EDM, BPM and ERP offerings.

Through data warehousing, business intelligence, Big Data Analytics and enterprise data management (EDM), Syntel helps customers harness their data assets, turn them into real business value, and make more strategic use of information within their businesses.

The goal of Digital One is to:

•	enable clients to go to market and create new sources of revenue with products and services,

•	gain profound insights into their businesses and customers,

•	create robust technology environments that efficiently support their current business,

•	provide the agility and scalability to incorporate new technologies,

•	face new sources of competition, and

•	modernize to support future expansion and growth.

Knowledge Process Outsourcing (KPO)

Syntel seeks to provide high-value, industry-focused KPO services to its customers, as opposed to undifferentiated, capital-intensive, or voice-based business process outsourcing services (BPO) services. Through KPO services, Syntel provides outsourced solutions for a client’s knowledge and business processes, providing them with the advantage of enhanced performance, efficiencies of scale, and optimal use of technology. Syntel uses a proprietary tool called Identeon™ to assist with strategic assessments of business processes, identifying the right ones for outsourcing.

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

CUSTOMERS

Syntel provides its services to a broad range of Global 2000 corporations in the banking and financial services, healthcare and life sciences, insurance, manufacturing, retail, logistics and telecom industries. In 2016, the Company provided services to 137 customers, principally in the U.S and Europe. The Company also services a few customers in Asia, many of whom are subsidiaries or affiliates of U.S. customers.

For the years ended December 31, 2016, 2015 and 2014, the Company’s top ten customers accounted for approximately 73%, 74% and 74% of the Company’s total revenues, respectively. The Company’s three largest customers in 2016 contributed approximately 22%, 14% and 12%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2016, 2015 and 2014 was American Express, accounting for approximately 22%, 21% and 22% of the total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s second-largest customer, State Street Bank, contributed approximately 14%, 15% and 14% of total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Finally, the Company’s third-largest customer, Federal Express Corporation, contributed approximately 12%, 12%, 12% of total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

SALES AND MARKETING

The Company markets and sells services directly through a professional sales and account management team operating from the Company’s offices in key markets across North America and Europe.

The sales and account management team is aligned by industry vertical and is equipped to sell the entire range of Syntel services to existing and prospective clients. The sales team is supported by domain and technical subject matter experts from the client solutions, practice, pre-sales and delivery teams.

The sales cycle involves multiple stages including marketing activities to generate leads, collateral and capability presentations, responding to RFIs (Requests for Information) and RFPs (Requests for Proposal), technical solution development, presenting proposals to clients, hosting site visits for clients and commercial and contractual negotiations.

The sales team collaborates with Syntel’s client solutions, pre-sales, practice, delivery, finance, marketing, human resources and legal teams to develop a technical solution and commercial value proposition that meets client requirements. Senior Syntel leaders from Sales, Business Unit and Corporate functions are involved and engaged with client management throughout the sales process.

The sales cycle for IT engagements can range from six to twelve months and depends on the nature of the services required and contracted for, as well as the scope, size and complexity of the engagement.

The sales cycle for KPO engagements can range from six to eighteen months from initial contact to execution of an agreement, and varies by type and scope of services, account size and complexity of the engagement.

The Company’s marketing initiatives cover traditional and digital channels to connect and engage with customers and prospects. Digital channels include the corporate website, social media channels and webinars. Offline channels include direct marketing campaigns, presence in conferences, events, public relations activities and maintenance of strong relationships with industry trade groups, industry analysts and sourcing advisory firms.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2016, the Company globally had 23,011 full-time employees including a billable headcount of 17,192 providing a wide range of IT and KPO services to Syntel’s customers.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff to meet customer demands. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting, talent management and training programs.

Talent Acquisition: The Company has developed a robust recruiting methodology over the years, with campus hiring as the prime focus area. The Company has significantly expanded its global recruiting team, with recruiters in the U.S., Europe, the Philippines, and at offices across India working to recruit candidates with the right mix of skills and experience to support its global customer base.

Talent Management: The Company seeks to provide meaningful development and advancement opportunities to its employees, which the Company believes leads to improved employee retention and better customer service.

Syntel’s primary talent management program is STEP (Syntel Talent Engagement Program), a structured performance management program that consists of detailed business discussions, talent evaluation, the creation of short-term and long-term employee career plans, and identifying future leaders from within the Company’s ranks.

As part of its retention strategy, the Company provides a competitive compensation and benefits package on par with industry standards.

Training: The Company uses a number of established training delivery mechanisms in its efforts to provide a consistent and reliable talent pool of qualified IT and KPO professionals. Syntel periodically introduces relevant new training programs that enhance the skills and abilities of the Company’s employees in one of four core training areas: Technical, Functional, Industry Domain, and Management.

Technical training programs encompass the core technology skills, programming languages, software packages, and development methodologies used to execute projects.

Functional training is primarily focused on instructing employees how to properly execute processes involved in the Company’s KPO engagements.

Industry Domain training is intended to provide employees with deep knowledge of the fundamental principles of a customer’s underlying business.

Management training covers a range of topics that include project management, leadership development, and “soft skills” like communication, business etiquette and public speaking.

COMPETITION

The IT and KPO services industry is competitive, fragmented and subject to rapid changes. The Company competes for business with a variety of other firms, including system integrators, application software companies, professional services companies and contract programming companies.

Syntel competes with IT services companies that utilize a similar integrated on-site/offshore business model, such as Tata Consultancy Services, Cognizant Technology Solutions, Infosys Technologies and Wipro Technologies, as well as large global IT service providers like Accenture and IBM Global Services.

Competition also arises from geographies such as Eastern Europe and the Philippines, as well as from smaller local companies in the various geographic markets in which Syntel operates.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION

Bharat Desai	64	Co-Chairman and Director

Prashant Ranade	64	Co-Chairman and Director

Rakesh Khanna	54	Interim Chief Executive Officer and President

Anil Agrawal	40	Chief Financial Officer and Chief Information Security Officer

Daniel M. Moore	62	Chief Administrative Officer, General Counsel and Secretary

Rahul Aggarwal	47	Vice President, Insurance Business Unit Head

Ben Andradi	56	Vice President, Head – Europe Sales

Sanjay Garg	50	Vice President, Chief Executive Officer, State Street Syntel Services Private Limited

Anil Jain	58	Senior Vice President, Head – Sales NAO

Sujay Puthran	45	Vice President, Global Head – Human Resources & Administration

V. S. Raj	53	Senior Vice President, Banking and Financial Services Business Unit Head

Raja Ray	54	Senior Vice President, RCT, Logistics and Travel Business Unit Head

Murlidhar Reddy	47	Senior Vice President, Healthcare Business Unit Head

Narendar Reddy	52	Vice President, Life Sciences Business Unit Head

Avinash Salelkar	54	Vice President, Manufacturing Business Unit Head

Rajiv Tandon	58	Senior Vice President, Client Relations – Key Accounts

Bharat Desai is a co-founder of the Company and serves as its Co-Chairman of the Board and as a director. He served as the Company’s Chief Executive Officer from the Company’s formation through February 2009 and has been the Chairman of the Company’s Board of Directors since February 1999 and Co-Chairman since November 2016.

Prashant Ranade was appointed Co-Chairman in November 2016. He served as Executive Vice Chairman from April 2014 to October 2016 and Chief Executive Officer and President of the Company from February 2010 to April 2014. He has served as a director of the Company since June 2007.

Rakesh Khanna was appointed Interim Chief Executive Officer and President of the Company in November 2016. He previously served the Company as Chief Operating Officer from January 2012 to October 2016 and President, Business Unit Head – Banking and Finance from July 2005 to December 2011.

Anil Agrawal was appointed Chief Financial Officer and Chief Information Security Officer in October 2016. Mr. Agrawal served as Acting Chief Financial Officer and Chief Information Security Officer from December 2015 to October 2016 and has been with the Company since April 2001 serving in various positions in the finance and operations departments including most recently as Head of Corporate Financial Planning and Analytics.

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary since August 1998.

Rahul Aggarwal was appointed Vice President, Insurance Business Unit Head in December 2016. Mr. Aggarwal has been with the Company since February 2008 and served as MSO Location Head from June 2014 to November 2016, Head for Infrastructure Services from January 2013 to May 2014, and Delivery Head for Insurance from February 2008 to December 2012.

Ben Andradi was appointed Vice President, Head – Europe Sales in March 2015. Mr. Andradi has been with the Company since June 2009 and was responsible for the Banking and Financial Services and Insurance business units in Europe through March 2015.

Sanjay Garg was appointed Vice President, Chief Executive Officer State Street Syntel Services Private Limited in July 2013. Mr. Garg has been with the Company since May 2011 serving in various other KPO service delivery capacities. From March 2006 to May 2011, Mr. Garg led operations in the custody division at Northern Trust, a financial services company.

Anil Jain was appointed Senior Vice President – Head Sales NAO in December 2016. Mr. Jain previously served the Company as Senior Vice President, Insurance Business Unit Head from February 2006 to November 2016.

Sujay Puthran was appointed Vice President, Global Head – Human Resources and Administration in December 2016. Prior to that Mr. Puthran served the Company as Head—HR Operations from December 2009 to December 2016.

V. S. Raj was appointed Senior Vice President, Banking and Financial Services Business Unit Head in November 2012. Mr. Raj served as Chief Executive Officer of State Street Syntel Services Private Limited from October 2008 to June 2013.

Raja Ray was appointed Senior Vice President, RCT, Logistics and Travel Business Unit Head in December 2016. Mr. Ray was Senior Vice President, Retail, CPG, and Telecom Business Unit Head from January 2015 to November 2016 and he was Senior Vice President, Retail, Logistics and Telecom Business Unit Head from February 2011 to December 2014.

Murlidhar Reddy was appointed Senior Vice President, Healthcare Business Unit Head in July 2016. Prior to that, he served as Senior Vice President, Healthcare and Life Sciences Business Unit Head from October 2011 to June 2016 and as Vice President, Healthcare and Life Sciences Business Unit Head from July 2006 to September 2011.

Narendar Reddy was appointed Vice President, Life Sciences Business Unit Head in July 2016. Prior to that, Mr. Reddy served the Company as Vice President – Healthcare and Life Sciences Sales for North America from April 2012 to July 2016 and as Divisional Manager—Healthcare and Life Sciences Sales from September 2007 to April 2012.

Avinash Salelkar was appointed Vice President, Manufacturing Business Unit Head in February 2011. Prior to joining the Company, Mr. Salelkar served at Geometric Limited, a software services and consulting company, as Vice President, Engineering Services, heading the engineering services business from April 2009 to January 2011.

Rajiv Tandon was appointed Senior Vice President, Client Relations – Key Accounts in July 2014. Prior to joining the Company, Mr. Tandon was Chief Executive Officer of Technosoft Corporation from March 2005 to July 2014.

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

The Company’s ten largest clients generated approximately 73%, 74% and 74% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s largest client for the years ended December 31, 2016, 2015 and 2014 was American Express, which generated approximately 22%, 21% and 22% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s second largest client for the years ended December 31, 2016, 2015 and 2014 was State Street Bank, which generated approximately 14%, 15% and 14% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s third largest client for the years ended December 31, 2016, 2015 and 2014 was Federal Express Corporation, which generated approximately 12% of the Company’s total revenues for each of the years ended December 31, 2016, 2015 and 2014. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express, State Street Bank and Federal Express Corporation. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 49%, 49% and 50% of the Company’s revenues for the years ended December 31, 2016, 2015 and 2014, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between Syntel and an affiliate of State Street Bank and Trust Company. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 11%, 12% and 13% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments, and has an initial expiration date of September 30, 2020, with the ability of State Street Bank and Trust Company to further extend the agreement for an additional one-year term by providing at least 6 months prior written notice to the Company. State Street Bank and Trust Company, through a separate shareholders agreement between an affiliate and an affiliate of Syntel, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by State Street Bank and Trust Company affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (September 30, 2020) or the expiration of the renewal term (September 30, 2021), (ii) in the event that State Street Bank and Trust Company or its affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if State Street Bank and Trust Company and its affiliates suffer certain cumulative losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to State Street Bank and Trust Company. State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business could be materially adversely affected if there were a default in providing contracted services and that default resulted in damages that were substantially in excess of current insurance coverage or there were a denial of an insurance claim by the Company’s insurance carriers.

The Company provides information technology and KPO services that are integral to our clients’ businesses. If the Company were to default in the provision of contractually agreed-upon services, Company clients could suffer significant damages and make claims upon the Company for those damages. Although the Company believes it has adequate processes in place to protect against defaults in the provisions of services, errors may occur, particularly in KPO services which are more transactional in nature. The Company currently carries $50 million in errors and omissions liability coverage for all services provided by the Company other than the joint venture between an affiliate of Syntel and an affiliate of State Street Bank and Trust company. That joint venture currently carries $40 million in errors and omissions coverage. To the extent client damages were deemed recoverable against the Company and were substantially in excess of the Company’s insurance coverage, or if the Company’s claims for insurance coverage were denied by the Company’s insurance carriers for any reason including, but not limited to a Company client’s failure to provide insurance carrier-required documentation or a Company client’s failure to follow insurance carrier-required claim settlement procedures, there could be a material adverse effect on our business, results of operations and financial condition.

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

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a continuing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. Further unplanned exit of senior management team members could have an adverse impact on company’s business or results. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2016, 2015 and 2014, annual voluntary attrition was 23.1%, 22.3% and 17.0%, respectively. For the same periods, the number of net hires was 1,526,(16)and 901 respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2016, 3,387 IT professionals representing approximately 14.7% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation in the countries where the Company does business could reduce the Company’s overall profitability.

The Company’s Indian subsidiaries have units registered as a Software Technology park (STP), an Export Oriented Unit (EOU), or a Special Economic Zone (SEZ) unit. Units registered as a STP, EOU and certain units located in a SEZ were exempt from payment of corporate income taxes on the profits generated by these units either for ten years of operations or until March 31, 2011, whichever came first. Other units located in a SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in a SEZ that are operational after April 1, 2005 are eligible for a 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to the fulfillment of certain criteria. Without the above exemptions, business income is taxable at the Indian statutory rate (34.608% as of December 31, 2016).

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

As of December 31, 2016 and 2015, the Company has disputed and potentially disputable tax liabilities of $83.67 million and $132.26 million, respectively, relating to various fiscal years. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $68.51 million and $50.24 million and corresponding interest of $1.33 million and $1.45 million for the years ended December 31, 2016 and 2015, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, which includes reviews by the external tax consultants and tax counsels. These reviews are performed to ensure the adequacy of the corresponding provision for tax liabilities and that appropriate provisions are being made.

The Company has paid income taxes of $41.41 million and $42.18 million against the liabilities for unrecognized tax benefits of $68.51 million and $50.24 million, as of December 31, 2016 and 2015, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

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

Revenues from customers outside North America represented approximately 10.4% of the Company’s revenues for the year ended December 31, 2016. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as the Company expands its international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Terrorist activity, war or natural disasters could make travel and communication more difficult and adversely affect the Company’s business.

Terrorist activity, war or natural disasters could adversely affect the Company’s business, results of operations and financial condition. Terrorist activities, other acts of violence or war, or natural disasters occur in India, the United States and in other countries around the world and have the potential to have a direct impact on the Company’s clients. Such events may disrupt the Company’s ability to communicate between the Company’s Global Development Centers and the Company’s clients’ sites, make travel more difficult, make it more difficult to obtain work visas for many of the Company’s technology professionals and effectively curtail the Company’s ability to deliver the Company’s services to the Company’s clients. Such obstacles to business may increase the Company’s expenses and materially adversely affect the Company’s business, results of operations and financial condition. In addition, many of the Company’s clients visit several technology services firms prior to reaching a decision on vendor selection. Terrorist activity, war or natural disasters could make travel more difficult and delay, postpone or cancel decisions to use the Company’s services.

The Company’s fixed-price engagements may commit the Company to unfavorable terms.

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on a time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 43%, 42% and 40% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Wage pressures in India and other countries where the Company does business may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2016, approximately 76% of the Company’s billable workforce was in India. Wage costs in India have historically been lower than wage costs in the

United States and Europe for comparably skilled professionals, which has been one of the Company’s competitive strengths. However, wage increases in India may prevent the Company from sustaining this competitive advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

Changes in the political or regulatory climate in countries where the Company does business, could have a material adverse effect on the Company’s business, results of operations and financial condition. No assurance can be given that the Company will not be adversely affected by changes in inflation, exchange rate fluctuations, currency controls, interest rates, tax provisions, social stability or other political, economic or diplomatic developments. Some governments have provided tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits directly benefited the Company including, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. Further, dynamic regulatory environment especially in banking, insurance and health care industry could lead to complex compliance requirements and higher cost. There can be no assurance that these benefits will be continued or that other similar benefits will be provided in future periods.

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

The Company has from time to time experienced periods of rapid growth in revenues that place significant demands on the Company’s managerial, administrative and operational resources. Additionally, the longer-term transitions in the Company’s delivery mix between onsite and offshore staffing has also placed additional operational and structural demands on the Company. The Company’s future growth depends on recruiting, hiring and training professionals, increasing the Company’s international operations, expanding its U.S. and offshore capabilities, adding effective sales and management staff and adding service offerings. Effective management of these and other growth initiatives will require that the Company continue to improve its infrastructure, execution standards and ability to expand services. Failure to manage growth effectively could have a material adverse effect on the quality of the Company’s services and engagements, the Company’s ability to attract and retain professionals, the Company’s prospects and the Company’s business, results of operations and financial condition.

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

Disruptions in telecommunications, system failures, or virus attacks could harm the Company’s ability to execute the Company’s Global Delivery Model, which could result in client dissatisfaction and a reduction of the Company’s revenues. A significant element of the Company’s Global Delivery Model is to continue to leverage and expand the Company’s Global Development Centers. The Company’s Global Development Centers are linked with a redundant telecommunications network architecture that uses multiple service providers and various satellite and optical links with alternate routing. The Company may not be able to maintain active voice and data communications between its various Global Development Centers and between the Company’s Global Development Centers and the Company’s clients’ sites at all times due to disruptions in these networks, system failures or virus attacks. Failure of internal controls in upgrading the software and hardware once it is out of sale or out of support could lead to cyber security risk or probable business disruption. Any significant failure in the Company’s ability to communicate could result in a disruption in business, which could hinder the Company’s performance or its ability to complete projects on time. This, in turn, could lead to client dissatisfaction and a material adverse effect on the Company’s business, results of operations and financial condition.

There are risks associated with the Company’s investment in new facilities and physical infrastructure.

The Company’s business model includes developing and operating Global Development Centers in order to support the Company’s Global Delivery Service. The Company has Global Development Centers located in Pune, Mumbai, Gurugram and Chennai, India; Glasgow, Scotland; Krakow, Poland and in Manila, Philippines. The Company is in the process of expanding its Global Development Centers, often on land located in Special Economic Zones (SEZ)in India. With regard to construction on land located in a SEZ, there are certain construction and other requirements that must be met in order to maximize certain tax and other benefits. If those conditions are not met, Syntel may not be able to maximize all benefits associated with the SEZ designations. The full completion of the development of these facilities is contingent on many factors including the Company’s funding the continuation of the construction and obtaining appropriate construction and other permits from the Indian government. The Company cannot make any assurances that the construction of these facilities or any future facilities that the Company may develop will occur on a timely basis or that they will be completed. If the Company is unable to complete the construction of these facilities, the Company’s business, results of operation and financial condition will be adversely affected. In addition, the Company is developing these facilities in expectation of increased growth in the Company’s business. If the Company’s business does not grow as expected, the Company may not be able to benefit from its investment in these facilities.

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

The Company expenses stock-based awards in accordance with provisions prescribed by authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued restricted stock units to its non-employee directors and employees. During the year ended December 31, 2016, the Company recorded $8.2 million of expense for equity-based compensation (including charges for restricted stock units and a dividend equivalent). The assumptions used in calculating and estimating future costs are highly subjective and changes in these assumptions could significantly affect the Company’s future earnings.

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

The Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for income taxes on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this may result in an additional provision for income taxes, which could affect our future effective tax rate. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 20.358% on dividend distribution under Indian tax law, and be required to pay United States corporate income taxes on such earnings, net of foreign tax credits. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2016, the Company would accrue taxes of approximately $24.2 million.

The Company’s failure to comply with the covenants contained in the Senior Credit Facility, as amended, including as a result of events beyond its control, could result in an event of default, which could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company’s Senior Credit Facility, as amended, requires it to maintain certain financial ratios and requires the Company to comply with various operational and other negative covenants including certain limitations on liens, making investments in India, permitted acquisitions, subsidiary indebtedness, mergers, dissolutions, liquidations, consolidations with or into another person or dispositions of all or substantially all of the

Company’s assets to or in favor of any person, as well as limitations on making dispositions, making restricted payments, changing the nature of its business, undertaking affiliate transactions, making burdensome agreements, purchasing or carrying margin stock, or entering into sale and leaseback transactions. If there were an event of default that was not cured or waived, the lenders of the Senior Credit Facility could cause all amounts outstanding with respect to the Senior Credit Facility to be due and payable immediately.

The Company’s exposure to fluctuations in interest rates due to market conditions which could materially and adversely affect Company’s business, results of operations and financial condition.

The interest rates applicable to the Senior Credit Facility, as amended, other than in respect of swing line loans, will be LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swing line loan will bear interest at the Base Rate plus 0.50%. In no event will LIBOR be less than 0% per annum. While the Company has entered into interest rate swaps (IRS) to partially hedge against fluctuations in interest rates, since interest rates vary with changes in LIBOR, which is dependent on market conditions, our debt exposes us to market risk from fluctuations in interest rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in August 2017.

The Company has a telecommunications hub located in 3,128 square feet of leased space in Cary, North Carolina under a lease which expires in April 2018.

The Company also leases office facilities in Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Irving, Texas; New York, New York; Nashville, Tennessee; Memphis, Tennessee; Cambridge, Massachusetts(Boston); London, UK; Glasgow, Scotland; Toronto, Canada; Stuttgart and Frankfurt, Germany; Taguig City, Philippines, Port Louis, Mauritius. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland and Hong Kong.

The Company has Global Development Centers in Pune, Mumbai, Gurugram and Chennai, India and a Support Center in Cary, North Carolina to support the Company’s Global Delivery Service.

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

In addition, Syntel leases one facility in Pune, India consisting of 55,028 square feet.

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 9,400 seats.

Syntel leases 701,245 square feet of office space in Mumbai, India, under twelve leases expiring between April 16 2017 and January 26, 2025. These facilities house IT and KPO professionals, as well as its senior management, finance and accounting, administrative personnel, human resources, recruiting and sales and marketing functions.

Syntel has one leased facility in Chennai with a total capacity of nearly 502 seats. Syntel leases 47,900 square feet of office space in Chennai, India, under leases expiring on September 1, 2017.

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

Syntel leases 11,800 square feet of office space in Gurugram, India under two leases expiring on February 9, 2021.

Syntel acquired 100 acres of land that is classified as a SEZ in Gangikondan Village, Tirunelveli District, Tamil Nadu, India. The Company has started Phase 1 of the site’s development, consisting of the construction of a 200,000 square foot facility in 2013 with a plan to start operations in 2017.

The Company believes that its infrastructure in Mumbai, Pune, Gurugram and Chennai is adequate for meeting its short-term requirements. Planned capacity additions in these cities will enable the Company to meet offshore growth requirements for the next several years. The Company is also considering expanding its footprint in metropolitan areas of varying sizes to meet its growth objectives.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2015 and 2016.

Period	High	Low
First Quarter, 2015	52.990	42.680
Second Quarter, 2015	52.900	44.010
Third Quarter, 2015	49.110	41.072
Fourth Quarter, 2015	48.970	43.880
First Quarter, 2016	50.870	42.400
Second Quarter, 2016	50.920	41.170
Third Quarter, 2016	48.407	40.680
Fourth Quarter, 2016	43.190	18.000

(b) There were 126 shareholders of record and approximately 27,000 beneficial holders on January 31, 2017.

(c) During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. The Board of Directors neither declared nor paid any dividends during fiscal year 2015.

(d) On November 14, 2016, the Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $10 million.

Repurchases under the Company’s new program were made in the open market or privately negotiated transactions or through a Rule 10b5-1 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

The following information describes the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2016.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit) including other charges	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 1, 2016 — November 30, 2016	190,200	19.46	190,200	$6,298,441.72
December 1, 2016 — December 31, 2016	320,723	19.64	320,723	$18.40

Total	510,923	19.57	510,923	$18.40

(e) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2011 through December 31, 2016, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

[PERFORMANCE GRAPH]

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Syntel, Inc.	$100.00	$119.38	$193.47	$191.36	$192.51	$148.01
S&P 500 Stock Index	$100.00	$113.41	$146.98	$163.72	$162.53	$178.02
Peer Group Index	$100.00	$116.10	$128.98	$125.48	$111.88	$117.76

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2011 and that all dividends were reinvested.

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

Year Ended December 31,	2016	2015	2014	2013	2012
STATEMENT OF INCOME DATA
Net revenues	$966,550	$968,612	$911,429	$824,765	$723,903
Cost of revenues	595,725	584,611	533,862	460,576	408,919

Gross profit	370,825	384,001	377,567	364,189	314,984
Selling, general and administrative expenses	108,528	100,256	109,217	96,587	103,044

Income from operations	262,297	283,745	268,350	267,602	211,940
Other income, net	11,088	43,456	50,523	18,220	27,988

Income before income taxes	273,385	327,201	318,873	285,822	239,928
Income tax expense	330,775	74,675	69,133	66,164	54,385

Net (loss)/income	$(57,390)	$252,526	$249,740	$219,658	$185,543

(Loss)/Earnings per share, diluted	$(0.68)	$3.00	$2.97	$2.62	$2.22
Weighted average shares outstanding, diluted	84,146	84,149	83,971	83,764	83,586
Cash dividends declared per common share	$15.00	$0.00	$0.00	$0.00	$1.25

	AS OF DECEMBER 31,
	2016	2015	2014	2013	2012
	($ In thousands)
BALANCE SHEET DATA
Working capital(1)	$146,949	$997,172	$926,530	$714,698	$414,849
Long term debt	478,616	—	129,750	138,375	—
Total assets	454,543	1,423,270	1,224,015	997,176	725,836
Total shareholders’ equity	(183,087)	1,158,445	947,830	722,546	565,670
OTHER DATA
Billable headcount in U.S.	3,737	3,917	3,433	3,239	2,758
Billable headcount in India	12,993	13,651	13,562	13,417	11,997
Billable headcount at other locations	462	525	327	220	163

Total billable headcount	17,192	18,093	17,322	16,876	14,918

(1) In November 2015, the FASB issued an update to the standard on income taxes pertaining to the balance sheet classification of deferred income taxes. The update requires that all deferred tax assets and liabilities, along with the related valuation allowances within each tax jurisdiction be classified as non-current on the balance sheet. As a result each jurisdiction will only have one net non-current deferred income tax asset or liability. We have adopted this guidance retrospectively in the fourth quarter of 2016 and conformed prior years presentation to current year’s presentation.

The tax rate for the year ended December 31, 2016 was primarily impacted by a one-time repatriation, where the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) and reversal of unrecognized tax benefits of $3.08 million. Without the above, the effective tax rate for the year ended December 31, 2016 would have been 23.0%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2016, 2015 and 2014, revenues from time-and-materials contracts constituted 57%, 58% and 60%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2016, 2015 and 2014, revenues from fixed-price application management maintenance and support engagements constituted 35%, 33% and 29%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2016, 2015 and 2014, revenues from fixed-price application development and integration contracts constituted 8%, 9% and 11%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2016 and 2015, the allowance for doubtful accounts was $0.8 million and $0.6 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The tax rate for the year ended December 31, 2016 was primarily impacted by one-time repatriation, where the Company recognized a one-time tax expense of about $270.6 million (net of foreign tax credits) and reversal of unrecognized tax benefits of $3.08 million. Without the above, the effective tax rate for the year ended December 31, 2016 would have been 23.0%.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company has recorded a $0.3 million liability for a litigation matter related contingency. During the year ended December 31, 2015, there was no accrual related to litigation.

OVERVIEW

Syntel is a worldwide provider of IT and KPO services to Global 2000 companies. The Company’s IT services include programming, system integration, outsourcing and overall project management. The Company’s KPO services consist of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing.

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

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

The following table outlines the revenue mix for the years ended December 31, 2016, 2015 and 2014:

	Percent of Total Revenues
	2016	2015	2014
Banking and Financial Services	49	49	50
Healthcare and Life Sciences	16	16	16
Insurance	13	14	15
Manufacturing	5	4	3
Retail, Logistics and Telecom	17	17	16

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2016, 2015 and 2014, revenues from fixed-price development contracts constituted 8%, 9% and 11% respectively.

Revenues from Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing, and Retail, Logistics and Telecom are generally recognized on either time-and-materials or fixed-price basis. For the years ended December 31, 2016, 2015 and 2014, fixed-price revenues from development and maintenance activity comprised approximately 23%, 24% and 25% of total Banking and Financial Services revenues, respectively. For the years ended December 31, 2016, 2015 and 2014, fixed-price revenues from development and maintenance activity comprised approximately 65%, 56% and 41% of total Healthcare and Life Sciences revenues, respectively. For the years ended December 31, 2016, 2015 and 2014, fixed-price revenues from development and maintenance activity comprised approximately 38%, 41% and 48% of total Insurance revenues, respectively. For the years ended December 31, 2016, 2015 and 2014, fixed-price revenues from development and maintenance activity comprised approximately 32%, 33% and 27% of total Manufacturing revenues, respectively. For the years ended December 31, 2016, 2015 and 2014, fixed-price revenues from development and maintenance activity comprised approximately 84%, 84% and 80% of total Retail Logistics and Telecom revenues, respectively.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2016, approximately 14.7% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 73%, 74% and 74% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014, there were three customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2016, 2015 and 2014 was American Express, contributing approximately 22%, 21% and 22%, respectively, of total consolidated revenues. For the years 2016, 2015 and 2014, the Company’s second largest customer, State Street Bank also contributed 14%, 15% and 14%, respectively, of the Company’s total consolidated revenues. For the years 2016, 2015 and 2014, the Company’s third largest customer, Federal Express Corporation also contributed 12%, 12% and 12%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES
	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	61.6	60.4	58.6

Gross profit	38.4	39.6	41.4
Selling, general and administrative expenses	11.2	10.4	12.0

Income from operations	27.2%	29.2%	29.4%

Below is selected segment financial data for the years ended December 31, 2016, 2015 and 2014. The Company does not allocate assets to operating segments:

	2016	2015	2014
	(In thousands)
Net Revenues:
Banking and Financial Services	$472,999	$474,943	$455,100
Healthcare and Life Sciences	155,970	157,970	147,424
Insurance	128,270	133,519	137,447
Manufacturing	44,420	41,154	27,622
Retail, Logistics and Telecom	164,891	161,026	143,836

Gross Profit:	$966,550	$968,612	$911,429
Banking and Financial Services	183,530	188,152	193,916
Healthcare and Life Sciences	62,466	68,822	67,289
Insurance	46,192	49,497	50,050
Manufacturing	13,091	13,111	8,136
Retail, Logistics and Telecom	68,113	69,505	63,262

Total Segment Gross Profit	373,392	389,087	382,653
Corporate Direct Cost	(2,567)	(5,086)	(5,086)
Gross Profit	$370,825	$384,001	$377,567
Selling, general and administrative expenses	108,528	100,256	109,217

Income from operations	$262,297	$283,745	$268,350

COMPARISON OF YEARS ENDED DECEMBER 31, 2016 AND 2015.

Revenues. Net revenues decreased to $966.6 million in 2016 from $968.6 million in 2015, representing a 0.2% decrease. Syntel’s revenues decreased primarily due to our customers facing considerable volatility in their respective industries. As a result of the increased industry volatility, demand has softened. Amid softer macroeconomic trends, industry-specific headwinds and regulatory-related uncertainty in key end markets, decision cycles lengthened related to discretionary spending by customers. This resulted in delayed project starts and extension of deals from second half of 2016, slower ramps up in project in some cases with consequent reduction in revenue. The combination of these factors has resulted in a reduction in revenues. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationship with key customers. Further, our focus on execution and ongoing investments in new offerings such as digital modernization and automation have a potential to contribute growth in the business across service lines and geographic regions. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2016, decreased 5% to 17,192 employees as compared to 18,093 employees as of December 31, 2015. As of December 31, 2016 the Company had approximately 76% of its billable workforce in India as compared to 75% as of December 31, 2015. The top five customers accounted for 58% of the Company’s total revenue in 2016, down from 59% of total revenues in the 2015. Moreover, the top 10 customers accounted for 73% of the Company’s total revenues in 2016, down from 74% of total revenues in the 2015. The Company’s top 4-30 customers accounted for 42% and 44% of the Company’s total revenues in the year 2016 and 2015, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 61.6% of total revenue in 2016, from 60.4% in 2015. The 1.2% increase in cost of revenues, as a percent of revenues in 2016 as compared to 2015, was attributable primarily to increase in compensation, salary increase for offshore and onsite employees, increased contract cost offset by rupee depreciation, decrease in travel expenses, decrease in other direct expenses, decrease in recruiting expenses, decrease in training expenses and decrease in immigration expenses. Salary increases are discretionary and determined by management. During the year ended December 31, 2016, the Indian rupee depreciated against the U.S. dollar, on average, 4.77% as compared to the year ended December 31, 2015. This rupee depreciation positively impacted the Company’s gross margin by 71 basis points, operating income by 117 basis points and negatively impacted net loss by 126 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $473.0 million for the year ended December 31, 2016 or 48.9% of total revenues, from $474.9 million, or 49.0% of total revenues for the year ended December 31, 2015. The $1.9 million decrease was attributable primarily to $139.5 million net reduction in revenues as a result of project completion and a $25.4 million net reduction in revenue from existing projects, largely offset by $163.0 million in revenues from new engagements.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 61.2% of total Banking and Financial Services revenues in 2016, from 60.4% in 2015. The 0.8% increase in cost of revenues, as a percent of total Banking and Financial Services revenues was attributable primarily to increase in compensation, salary increase for offshore and onsite employees, increase in contract cost offset by rupee depreciation, decrease in travel expenses, decrease in other direct expenses, decrease in recruiting expenses, decrease in training expenses and decrease in immigration expenses.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $ 156.0 million for the year ended December 31, 2015, or 16.1% of total revenues from $158.0 million for the year ended December 31, 2015, or 16.3% of total revenues. The $2.0 million decrease was attributable primarily to $28.0 million net reduction in revenue from existing projects and a $26.4 million net reduction in revenues as a result of project completion, largely offset by $52.4 million in revenues from new engagements.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 59.9% of total Healthcare and Life Sciences revenues in 2016, from 56.4% in 2015. The 3.5% increase in cost of revenues, as a percent of total Healthcare and Life Sciences revenues was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs, offset by rupee depreciation, decrease in travel expenses, decrease in other direct expenses, decrease in recruiting expenses, decrease in training expenses and decrease in immigration expenses.

Insurance Revenues. Insurance revenues decreased to $128.3 million for the year ended December 31, 2016 or 13.3% of total revenues, from $133.5 million, or 13.8% of total revenues for the year ended December 31, 2015. The $5.2 million decrease was attributable primarily to $34.6 million net reduction in revenues as a result of project completion and a $24.4 million net reduction in revenue from existing projects, largely offset by a $53.8 million increase in revenues from new engagements.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 64.0% of total insurance revenues in 2016, from 62.9% in 2015. The 1.1% increase in cost of revenues, as a percent of total Insurance revenues was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs offset by rupee depreciation, decrease in travel expenses, decrease in other direct expenses, decrease in recruiting expenses, decrease in training expenses and decrease in immigration expenses.

Manufacturing Revenues. Manufacturing revenues increased to $44.4 million for the year ended December 31, 2016, or 4.6% of total revenues from $41.2 million for the year ended December 31, 2015, or 4.2% of total revenues. The $3.2 million increase was attributable primarily to revenues from new engagements contributing $10.0 million and a $0.9 million increase in revenue from existing projects, largely offset by $7.7 million in lost revenues as a result of project completion.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 70.5% of total Manufacturing revenues in 2016, from 68.1% in 2015. The 2.4% increase in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs offset by rupee depreciation, decrease in travel expenses, decrease in other direct expenses, decrease in recruiting expenses, decrease in training expenses and decreased immigration expenses.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $164.9 million for the year ended December 31, 2016 or 17.1% of total revenues, from $161.0 million, or 16.6% of total revenues for the year ended December 31, 2015. The $3.9 million increase was attributable primarily to revenues from new engagements contributing $115.7 million, largely offset by a $92.7 million decrease in revenue from existing projects and a $19.1 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 58.7% of total Retail, Logistics and Telecom revenues in 2016, from 56.8% in 2015. The 1.9% increase in cost of revenues as a percent of total Retail, Logistics and Telecom revenues, was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs offset by rupee depreciation, decrease in travel expenses, decrease in other direct expenses, decrease in recruiting expenses, decrease in training expenses and decrease in immigration expenses.

Corporate Direct Costs—Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues decreased to 0.3% of total revenue in 2016, from 0.5% in 2015. The 0.2% decrease in cost of revenues as a percent of total revenue, was attributable primarily to rupee depreciation, decrease in other direct expenses and decrease in recruiting expenses offset by increase in compensation.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries; payroll taxes and benefits for sales, finance, administrative, corporate staff, travel expenses; telecommunications cost, business promotions and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general and administrative expenses for the year ended December 31, 2016 were $108.53 million or 11.2% of total revenues, compared to $100.26 million or 10.4% of total revenues for the year ended December 31, 2015.

Selling, general and administrative expenses for the year ended December 31, 2016 were impacted by a decrease in revenue of $2.06 million that resulted increase of 0.02% in selling, general and administrative expenses as a percentage of total revenue.

The overall increase of $8.27 million in selling, general and administrative expenses was primarily attributable to an increase in corporate expenses of $10.78 million primarily on account of a decrease in foreign exchange gain of $9.84 million; gain of $8.25 million for the year ended December 31, 2016 as against gain of $18.09 million for the year ended December 31, 2015, increase in benefits of $0.44 million and increase in marketing expenses of $0.8 million offset by decrease in office expenses $1.08 million, decrease in depreciation expenses of $0.89 million, decrease in office rent expenses of $0.64 million, decrease in voice data expenses of $0.77 million, decrease in compensation of $0.29 million, and decrease in other expenses of $0.08 million.

Other Income, Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations, and interest expenses on loans and borrowings.

Other income, net for the year ended December 31, 2016 was $11.09 million or 1.1% of total revenues, compared to $43.46 million or 4.5% of total revenues for the year ended December 31, 2015.

The decrease in other income of $32.37 million was attributable to a decrease in interest income of $17.05 million, a decrease in gain from sale of mutual fund of $13.0 million, and an increase in interest expense of $2.49 million partially offset by increase in other miscellaneous income of $0.17 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 2015 AND 2014.

Revenues. Net revenues increased to $968.6 million in 2015 from $911.4 million in 2014, representing a 6% increase. Syntel’s revenues increased primarily due to an increased billable workforce. Information technology offshoring is a trend with increasing numbers of global corporations aggressively outsourcing their crucial applications development or business processes to vendors with an offshore presence. Syntel has benefited from this trend. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationship with key customers leading to continued growth in business. The focus is to continue investments in more new offerings. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2015, increased 4% to 18,093 employees as compared to 17,322 employees as of December 31, 2014. As of December 31, 2015 the Company had approximately 75% of its billable workforce in India as compared to 78% as of December 31, 2014. The top five customers accounted for 59% of the Company’s total revenue in 2015, down from 61% of total revenues in the 2014. Moreover, the top 10 customers accounted for 74% of the Company’s total revenues in both the year 2015 and the year 2014. The Company’s top 4-30 customers accounted for 44% and 46% of the Company’s total revenues in the years 2015 and 2014, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 60.4% of total revenue in 2015, from 58.6% in 2014. The 1.8% increase in cost of revenues, as a percent of revenues in 2015 as compared to 2014, was attributable primarily to increases in compensation due to increased headcount, salary increases for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses, offset by rupee depreciation. Salary increases are discretionary and determined by management. During the year ended December 31, 2015, the Indian rupee depreciated against the U.S. dollar, on average, 5.32% as compared to the year ended December 31, 2014. This rupee depreciation positively impacted the Company’s gross margin by 83 basis points, operating income by 134 basis points and net income by 127 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $474.9 million for the year ended December 31, 2015 or 49.0% of total revenues, from $455.1 million, or 49.9% of total revenues for the year ended December 31, 2014. The $19.8 million increase was attributable primarily to revenues from new engagements contributing $155.9 million and a net increase in revenue from existing projects by $11.8 million, largely offset by $147.9 million in lost revenues as a result of project completion.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 60.4% of total Banking and Financial Services revenues in 2015, from 57.4% in 2014. The 3.0% increase in cost of revenues, as a percent of total Banking and Financial Services revenues was attributable primarily to an increase in compensation due to increased headcount, salary increases for offshore and onsite employees, increased contract costs, increased benefits costs and increased immigration expenses, which was offset by the depreciation of the rupee. Salary increases are discretionary and determined by management.

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

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 56.4% of total Healthcare and Life Sciences revenues in 2015, from 54.4% in 2014. The 2.00% increase in cost of revenues, as a percent of total Healthcare and Life Sciences revenues was attributable primarily to an increase in compensation due to increased headcount, salary increases for offshore and onsite employees, increased contract costs, increased benefits costs and increased immigration expenses, offset by the rupee depreciation. Salary increases are discretionary and determined by management.

Insurance Revenues. Insurance revenues decreased to $133.5 million for the year ended December 31, 2015 or 13.8% of total revenues, from $137.4 million, or 15.1% of total revenues for the year ended December 31, 2014. The $3.9 million decrease was attributable primarily to $48.9 net reduction in revenues as a result of project completion and a 17.8 million net reduction in revenue from existing projects, largely offset by $62.8 million in revenues from new engagements.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues decreased to 62.9% of total insurance revenues in 2015, from 63.6% in 2014. The 0.7% decrease in cost of revenues, as a percent of total Insurance revenues was attributable primarily to rupee depreciation, offset by increases in compensation due to increased headcount, salary increases for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses. Salary increases are discretionary and determined by management.

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

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues decreased to 68.1% of total Manufacturing revenues in 2015, from 70.5% in 2014. The 2.4% decrease in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to rupee depreciation, offset by increases in compensation due to increased headcount, salary increases for offshore and onsite employees, increased contract cost, increased benefits costs and increased immigration expenses. Salary increases are discretionary and determined by management.

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

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 56.8% of total Retail, Logistics and Telecom revenues in 2015, from 56.0% in 2014. The 0.8% increase in cost of revenues as a percent of total Retail, Logistics and Telecom revenues, was attributable primarily to an increase in compensation due to increased headcount, salary increases for offshore and onsite employees, increased contract costs, increased benefits costs and increased immigration expenses, offset by the rupee depreciation. Salary increases are discretionary and determined by management.

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

The overall decrease in selling, general and administrative expenses was primarily attributable to decrease in corporate expenses of $8.4 million primarily on account of an increase in foreign exchange gain of $10.4 million ; gain of $18.1 million for the year ended December 31, 2015 as against gain of $7.7 million for the year ended December 31, 2014 and decrease in legal and professional fees $1.0 million offset by an out-of-period accounting adjustment during the second quarter of 2014 that lowered selling, general, and administrative expenses by $3.0 million (which related to the prior period cumulative impact, arising out of the modification of the accounting treatment adopted by the Company during the second quarter of 2014, around certain foreign currency related balance sheet translations, exchange gains or losses on certain forward contracts and the related tax impacts), a decrease in immigration expenses of $0.8 million, a decrease in voice data expenses $0.4 million and a decrease in other expenses $0.4 million offset by an increase in compensation due to increases in headcount of $1.0 million.

Other Income (loss), Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations, and interest expenses on loans and borrowings.

Other income, net for the year ended December 31, 2015 was $43.5 million or 4.8% of total revenues, compared to $50.5 million or 5.5% of total revenues for the year ended December 31, 2014.

The decrease in other income of $7.0 million was attributable to decrease in interest income of $7.6 million, decrease in forward contract gain of $3.8 million, which was partially offset by an increase in gains from the sale of mutual funds of $4.2 million and an increase in miscellaneous income of $0.1 million and a decrease in interest expense of $.1 million.

QUARTERLY RESULTS OF OPERATIONS

Note 17, “Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2015 and ended December 31, 2016. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Accordingly, $1.261 billion in dividends was paid on October 3, 2016.

The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of dividend distribution tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility.

On November 14, 2016, the Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed approximately $10 million.

The Company repurchased 510,923 shares of common stock with a total value of $10 million at an average price of $19.57 per share during fourth quarter of 2016.

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As at December 31, 2016, the total cash and cash equivalent and short-term investment balance was $99.9 million. Out of the above, an amount of $61.1 million was held by Indian subsidiaries which were comprised of an amount of $37.1 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash (used) provided by operating activities was $(11.65) million, $223.5 million and $233.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The number of days sales outstanding in accounts receivable was approximately 54 days, 59 days and 53 days as of December 31, 2016, 2015 and 2014, respectively.

Net cash provided by investing activities was $495.3 million for the year ended December 31, 2016. consisting principally of $299.2 million from sales of mutual funds, $621.8 million from maturities of term deposits with banks; offset by $17.1 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and additional facilities in Tirunelveli, Chennai, Glasgow, Poland and Scotland, the acquisition of computers, software and communications equipment, purchase of mutual funds of $184.7 million and the purchase of term deposits with banks of $223.9 million.

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

Net cash used in financing activities in 2016 was $902.2 million consisting principally of dividends paid of $1,261.5 million, repayment of loan of $210 million, loan origination fees of $1.0 million and repurchase of stock of $10 million, which is partially offset by proceeds from loans and borrowings of $580.3 million.

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

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three-year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three-year term loan facility and the three-year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016 (the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for term loan facility and $10 million for revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility was $200 million, consisting of a three-year term loan facility of $100 million and a three-year revolving credit facility of $100 million. The Amended Credit Agreement was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

During the year ended December 31, 2016, the Company fully repaid the revolving credit and term loan of $190.0 million, and terminated the Amended Credit Agreement.

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016, (“Senior Credit Facility”) with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans will be LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of December 31, 2016, the interest rates were 2.11% for the Term Loan of $300 million, 2.11% and 2.20% for two portion of the Revolving Facility equaling $160 million and $40 million respectively.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating Interest rate swap on November 30, 2016. The Company has designated this interest rate swap (“IRS”) in a hedging relationship with the term loan. The IRS is recorded at fair value and a gain of $ 0.5 million during the fourth quarter is recoded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and other long-term assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of December 31, 2016, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period
Beginning from	Until	Amt in Mn per quarter
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

During the three months ended December 31, 2016, no principal payment was made towards the term loan. $3.750 million of principal was due to be paid on December 31, 2016 and the amount was paid on January 3, 2017 as the three day delay originated with the lender. However, the Company was still in compliance with loan covenants related to the payment schedule as of December 31, 2016.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of December 31, 2016, the Company was in compliance with all financial covenants.

As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at December 31, 2016 are as follows:

	Term Loan	Revolving Facility
	(In thousands)
	Principal Payments	Principal Payments
2017	$20,625
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$200,000

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations which includes operating leases and purchase obligations as of December 31, 2016:

					(In thousands)
Contractual Obligation	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligation	$500,000	$20,625	$84,375	$395,000	—
Operating leases	$10,844	$3,268	$4,771	$2,750	$55
Purchase obligations	$32,813	$32,813	—	—	—

Total	$543,657	$56,706	$89,146	$397,750	$55

Purchase obligations included above are primarily related to the expansion or construction of facilities. Certain agreements for lease and purchase obligations are cancelable with a specified notice period or penalty; however, all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

INCOME TAX MATTERS

Syntel’s software development centers/units in India are located in Mumbai, Chennai Pune and Gurugram. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI). Units registered with STPI, EOUs and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria.

The Company’s units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011. Three SEZ units have completed their first five years of 100% exemption as of March 31, 2016. One SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2015. The Company has started operations in KPO SEZs unit in Airoli, Navi Mumbai in the quarters ended June 30, 2015 and June 30, 2016, respectively.

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

The benefit of the tax holiday under Indian Income Tax was $38.97 million, $45.6 million and $43.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016.

Other than the amounts affected by the one-time repatriation, the Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for income taxes on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2016, the Company would have accrued taxes of approximately $24.2 million.

For the year ended December 31, 2016, the Company has provided a tax charge of $16.75 million related to repatriation and recorded liabilities for unrecognized tax benefits related to repatriation. The Company has also classified a deferred tax liability of $1.73 million as unrecognized tax benefits related to repatriation.

The Company reversed a provision for tax of $3.08 million for the quarter ended March 31, 2016 due to the expiration of the time limit with respect to a particular tax provision.

During the years ended December 31, 2016, 2015 and 2014, the effective income tax rate was 121.0%, 22.8% and 21.7%, respectively.

The tax rate for the year ended December 31, 2016 was primarily impacted by a one-time repatriation. The Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) and reversal of unrecognized tax benefits of $3.08 million. Without the above, the effective tax rate for the year ended December 31, 2016 would have been 23.0%.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2013 and for state tax examinations for years before 2012.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2013-14 pending at various levels of tax authorities. Financial year 2014-15 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments for financial years 2009-10 and onwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2016	2015

Balance as at January 1	$50.24	$40.47
Additions based on tax positions related to the current year Additions based on tax positions for prior years	22.48 0.0	11.72 0.18
Reductions for tax positions of prior years	(3.08)	(0.14)
Foreign currency translation effect	(1.13)	(1.99)

Balance as at December 31	$68.51	$50.24
Income taxes paid, see below	(41.41)	(42.18)

Amounts, net of income taxes paid	$27.10	$8.06

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $41.41 million and $42.18 million against the liabilities for unrecognized tax benefits of $68.51 million and $50.24 million, as at December 31, 2016 and 2015, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognized accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2016 and December 31, 2015, the Company recognized a tax charge and tax reversal towards interest of approximately $0.15 million and $0.07 million, respectively.

The Company had accrued approximately $1.45 million and $1.33 million for interest and penalties as of December 31, 2016 and December 31, 2015, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.54 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Tax which are disputed and pending at various level (including potential tax dispute) of $13.70 million for the financial year 1996-97 to December 31, 2016, which is after providing $51.50 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

As a result of the dividends declared during the third quarter of 2016, as of September 30, 2016, the Company expects that U.S. profits earned will not be permanently invested in the U.S. Accordingly, the Company has recorded a provision for additional BPT of $8.05 million for the year ended December 31, 2016.

SERVICE TAX AUDIT

Syntel India regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a no service tax on export of services. As of December 31, 2016, Syntel Indian entities has not provided against Service tax refunds claims of $3.24 million disputed by Service tax Department which are pending at various level.

The Company obtained a tax consultant’s advice on the aforesaid disputes. The consultant is of the view that the tax disputes are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted.

Based on the consultant’s tax advice, the Company believes that it has a reasonable basis to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2016, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2015, the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes. The decrease in December 31, 2016 as compared December 31, 2015 is mainly on account of result of filing, payment, or settlement of such local taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under Section 10A and Section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 10 years and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. The Company estimated that the Company may not be able to utilize part of the MAT credit for two Indian subsidiaries. Accordingly, a valuation allowance of $5.19 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of December 31, 2016 of $30.78 million (net of valuation allowance of $5.19 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry of MAT Credit	(In millions)
2017-18	$0.19
2018-19	0.26
2019-20	0.95
2020-21	1.59
2021-22	0.78
2022-23	5.86
2023-24	6.94
2024-25	7.62
2025-26	9.80
2026-27	1.98
Total	$35.97

Less: Valuation allowance	5.19

Total (net of valuation allowance)	$30.78

India Budget Proposal 2017

The Finance Bill 2017 was presented on February 1, 2017. These proposals includ provisions that the MAT credit can be carried forward up to 15 years, as compared to the existing provision for the MAT credit to be carried forward up to 10 years. The Indian corporate tax rate would be reduced to 25%, as compared to the existing 30% for companies with annual turnover below INR 500 million ($7.3 million). The proposal includes no other changes to corporate income tax rates outside of the changes included above.

If enacted, these proposals, would have a one time tax benefit to Syntel of $2.7 million. These tax benefits would be accounted in the quarter in which the aforesaid proposal is enacted.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

		(In thousands)
	December 31,	December 31,
ASSETS	2016	2015

Cash and cash equivalents	$78,332	$500,499
Short-term investments	21,614	540,045

Total	$99,946	$1,040,544

As at December 31, 2016, the total cash and cash equivalent and short- term investment balance was $99.9 million. Out of the above, an amount of $61.1 million was held by Indian subsidiaries which were comprised of an amount of $37.1 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio and its Senior Credit Facility. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investments are in high-quality

Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for the Company’s investment portfolio. The Company strives to protect and preserve the Company’s invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from Indian rupee denominated investment portfolio is higher than that generated by U.S dollar denominated investment portfolio. As at December 31, 2016 and December 31, 2015, Company held 24% and 32% of total funds in Indian rupees.

The Company is also exposed to interest rate risk under the Senior credit Facility. In connection with the Senior Credit Facility, the Company has entered into an Interest Rate Swap arrangement (the “IRS”) on November 30, 2016 to hedge interest rate risk on the Term Loan. The IRS Swap is designed to reduce the variability of future interest payments with respect to Term Loan by effectively fixing the annual interest rate payable on the Term Loan’s outstanding principal.

The “IRS” is recorded at fair value and gain arising of $0.5 million during the period is recoded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and other long-term assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $10.6 million in the fair value of the IRS as of December 31, 2016. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the IRS of approximately $10.5 million as of December 31, 2016.

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

During the year ended December 31, 2016, the Indian rupee depreciated against the U.S. dollar, by average, 4.8% as compared to the average rate for the year ended December 31, 2015. This rupee depreciation positively impacted the Company’s gross margin by 71 basis points, operating income by 117 basis points and net income by 126 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.3% and 80.0% of the expenses, respectively.

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

Although the Company cannot predict future movement in interest rates or fluctuations in foreign currency rates, the Company currently anticipates that interest rate risk or foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rate, when the Company enters into foreign exchange forward contracts, where the counterparty is a bank, these contracts may also have a material impact on the financial statements.

During the year ended December 31, 2016, the Company did not enter into foreign exchange forward contracts where the counterparty is a bank.

No forward contracts were outstanding as on December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 79 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officers (the Co-Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer),the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Interim CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2016 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors,” “Additional Information – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Additional Information – Transactions with Related Persons” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 7, 2017 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	-	-	15,585,281
Equity compensation plans not approved by shareholders	-	-	-

TOTAL	-	-	15,585,281

**	Includes 15,585,281 shares available for future issuance under Syntel’s 2016 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. There were no related person transactions in 2016.

The information set forth under the subsection entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2016, 2015 and 2014, and all the quarters of 2016, 2015 and 2014. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$608,818	$494,453
Audit—Related Fees	14,014	14,002
Tax Fees	7,465	—
All Other Fees	142,533	—

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management’s assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to the 401K plan for Syntel Inc. Tax Fees represent fees for the services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on various accounting related matters.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2016 and 2015 as required by the Sarbanes-Oxley Act of 2002.

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

(a)(1) The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 79 of this Report, which is incorporated herein by reference.

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

Exhibit No.	Description

3.1	Amended Articles of Incorporation of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	2016 Incentive Plan, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.3*	Form of Restricted Stock Unit Grant Agreement for Employees, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.5*	Form of Special Program Restricted Stock Unit Grant

10.6*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.17*	Employment Agreement, dated July 18, 2014, between the Company and Rajiv Tandon, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.18*	Employment Agreement, dated February 11, 2016, between the Company and Anil Agrawal filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10.19*	Employment Agreement, dated February 11, 2008, between the Company and Rahul Aggarwal.

10.20*	Employment Agreement, dated June 9, 2009, between the Company and Ben Andradi.

10.21*	Employment Agreement, dated June 21, 2005, between the Company and Sujay Puthran.

10.22*	Employment Agreement, dated July 26, 2007, between the Company and Narendar Reddy.

10.23	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.24	Credit Agreement, dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2016, and incorporated herein by reference.

10.25	Security and Pledge Agreement, dated September 12, 2016, between the Company and Bank of America, N.A., in its capacity as administrative agent, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2016, and incorporated herein by reference.

10.26	First Amendment to Credit Agreement, dated October 26, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender and the other lenders party thereto, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference .

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Rakesh Khanna
Rakesh Khanna
Dated: March 1, 2017	Interim Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Bharat Desai	Co-Chairman and Director
Bharat Desai	(principal executive officer)	March 1, 2017

/S/ Rakesh Khanna	Interim Chief Executive Officer and
Rakesh Khanna	President	March 1, 2017
(principal executive officer)

/S/ Anil Agrawal	Chief Financial Officer and
Anil Agrawal	Chief Information Security Officer	March 1, 2017
(principal financial officer and principal accounting officer)

/S/ Prashant Ranade	Co-Chairman	March 1, 2017
Prashant Ranade	and Director

/S/ Neerja Sethi	Director	March 1, 2017
Neerja Sethi

/S/ Paritosh K. Choksi	Director	March 1, 2017
Paritosh K. Choksi

/S/ Thomas Doeke	Director	March 1, 2017
Thomas Doeke

/S/ Rajesh Mashruwala	Director	March 1, 2017
Rajesh Mashruwala

/S/ Vinod Sahney	Director	March 1, 2017
Vinod Sahney

/S/ Rex E. Schlaybaugh, Jr.	Director	March 1, 2017
Rex E. Schlaybaugh, Jr.

Index to Financial Statements

Page (s)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive (Loss)Income	F-5

Consolidated Statements of Shareholders’ Equity(Deficit)	F-6

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Syntel, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive (loss)income, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included within this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntel, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Syntel, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 1, 2017

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$78,332	$500,499
Short-term investments	21,614	540,045
Accounts receivable, net of allowance for doubtful accounts of $801 and $622 at December 31, 2016 and 2015, respectively	118,299	136,926
Revenue earned in excess of billings	25,039	30,448
Other current assets	36,306	36,423

Total current assets	279,590	1,244,341
Property and equipment	227,056	217,922
Less accumulated depreciation and amortization	120,580	112,146

Property and equipment, net	106,476	105,776
Goodwill Non-current term deposits with banks	906 225	906 77
Deferred income taxes and other non-current assets	67,346	72,170

TOTAL ASSETS	$454,543	$1,423,270

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$10,760	$14,678
Accrued payroll and related costs	56,650	60,339
Income taxes payable	15,195	11,305
Accrued liabilities	20,799	23,150
Deferred revenue	7,973	7,716
Loans and borrowings	21,264	129,981

Total current liabilities	132,641	247,169
Deferred income taxes and other non-current liabilities	26,373	17,656
Non-current loans and borrowings	478,616	—

TOTAL LIABILITIES	637,630	264,825
Commitments and contingencies ( See Note 13 )
SHAREHOLDERS’ (DEFICIT)EQUITY
Common Stock, no par value per share, 200,000,000 shares authorized;
83,634,955 and 83,947,151 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Restricted stock,669,554 and 465,290 shares issued and outstanding at December 31, 2016 and 2015, respectively	45,033	38,389
Treasury stock at cost 510,923 shares of common stock at December 31, 2016	(9,990)	—
Additional paid-in capital	67,422	67,422
Accumulated other comprehensive loss	(254,905)	(235,609)
Retained earnings(accumulated deficit)	(30,648)	1,288,242

Total shareholders’ (deficit) equity	(183,087)	1,158,445

Total liabilities and shareholders’ (deficit) equity	$454,543	$1,423,270

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net revenues	$966,550	$968,612	$911,429
Cost of revenues	595,725	584,611	533,862

Gross profit	370,825	384,001	377,567
Selling, general and administrative expenses	108,528	100,256	109,217

Income from operations	262,297	283,745	268,350
Other income, net (See note 21)	11,088	43,456	50,523

Income before provision for income taxes	273,385	327,201	318,873
Income tax expense	330,775	74,675	69,133

Net (loss) income	$(57,390)	$252,526	$249,740

Other comprehensive loss
Foreign currency translation adjustments	$(19,018)	$(45,428)	$(32,381)
Gains (losses) on derivatives:
Gains arising during period on net investment hedges	—	—	724
Gain arising during period on cash flow hedges	533	—	—
Unrealized gains on securities:
Unrealized holding gains arising during period	242	116	5,777
Reclassification adjustment for gains included in net (loss) income	(248)	(6,580)	(4,555)

	(6)	(6,464)	1,222
Defined benefit pension plans:
Net profit (loss) arising during period	(802)	802	(1,147)
Amortization of prior service cost included in net periodic pension cost	(35)	149	29

	(837)	951	(1,118)

Other comprehensive loss, before tax	(19,328)	(50,941)	(31,553)
Income tax benefits (expenses) related to other comprehensive loss	32	1,576	(388)

Other comprehensive loss, net of tax	(19,296)	(49,365)	(31,941)
Comprehensive (loss) income	$(76,686)	$203,161	$217,799

Dividend per share	$15.00	$0.00	$0.00
(LOSS) EARNINGS PER SHARE:
Basic	$(0.68)	$3.01	$2.98
Diluted	$(0.68)	$3.00	$2.97
Weighted average common shares outstanding:
Basic	84,146	83,982	83,785
Diluted	84,146	84,149	83,971

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity(Deficit)

(In thousands, except per share data)

	Common Stock		Treasury Stock	Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive (loss)	Total Shareholders’ Equity
	Shares	Amount	Amount	Shares	Amount
Balance, January 1, 2014	83,514	$1	—	501	$23,450	$67,422	$785,976	$(154,303)	$722,546
Net income							249,740		249,740
Other comprehensive loss, net of tax								(31,941)	(31,941)
Excess tax benefits on stock-based compensation plans					1,028				1,028
Restricted stock activity	228			63	6,457				6,457
Dividends $0.00 per share

Balance, December 31, 2014	83,742	1	—	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830

Net income							252,526		252,526
Other comprehensive loss, net of tax								(49,365)	(49,365)
Excess tax benefits on stock-based compensation plans					257				257

	Common Stock		Treasury Stock	Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive (loss)	Total Shareholders’ Equity
	Shares	Amount	Amount	Shares	Amount
Restricted stock activity	205			(99)	7,197				7,197
Dividends$0.00 per share							—		—

Balance, December 31, 2015	83,947	1	—	465	$38,389	$67,422	$1,288,242	$(235,609)	$1,158,445

Net loss							(57,390)		(57,390)
Other comprehensive loss, net of tax								(19,296)	(19,296)
Excess tax benefits on stock-based compensation plans					(7)				(7)
Restricted stock activity	199			205	6,651				6,651
$15 Dividend per share							(1,261,500)		(1,261,500)
Repurchases of common stock	(511)		(9,990)						(9,990)
Balance, December 31, 2016	83,635	$1	(9,990)	670	$45,033	$67,422	$(30,648)	$(254,905)	$(183,087)

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

    (In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net (loss)/income	$(57,390)	$252,526	$249,740
Adjustments to reconcile net income(loss) to net cash used in/provided by operating activities:
Depreciation and amortization	14,917	15,567	16,142
Provision for doubtful debts / advances(recoveries)	316	494	(357)
Realized gains on sales of short-term investments	(5,790)	(18,796)	(14,619)
Deferred income taxes	5,510	(4,083)	(5,625)
Compensation expense related to restricted stock	8,148	7,197	6,457
Unrealized foreign exchange loss(gain)	713	(207)	—
Gain on sale of property and equipment	(231)	(25)	(44)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	18,963	(39,470)	(25,677)
Other current assets	4,153	(2,422)	(7,392)
Accounts payable, accrued payroll and other liabilities	(1,162)	8,198	16,289
Deferred revenues	203	4,542	(1,514)

Net cash (used)provided by operating activities	(11,650)	223,521	233,400

Cash flows from investing activities:
Property and equipment expenditures	(17,513)	(17,013)	(19,218)
Proceeds from sale of property and equipment	345	191	66
Purchases of mutual funds	(184,692)	(221,097)	(349,791)
Purchases of term deposits with banks	(223,904)	(446,768)	(583,341)
Proceeds from sales of mutual funds	299,208	304,083	305,298
Maturities of term deposits with banks	621,824	486,651	445,717

Net cash provided by (used) in investing activities	495,268	106,047	(201,269)

Cash flows from financing activities:
Excess tax (deficiency)benefits on stock-based compensation plans	(7)	257	1,028
Repayment of loans and borrowings	(210,000)	(8,625)	(7,125)
Proceeds from loans and borrowings	580,250	—	—
Fees paid relating to loans and borrowing	(1,026)	—	—
Repurchases of common stock	(9,990)	—	—
Dividend paid	(1,261,500)	—	—

Net cash used in financing activities	(902,273)	(8,368)	(6,097)

Effect of foreign currency exchange rate changes on cash	(3,512)	(18,409)	(7,083)

Change in cash and cash equivalents	(422,167)	302,791	18,951
Cash and cash equivalents, beginning of year	500,499	197,708	178,757

Cash and cash equivalents, end of year	$78,332	$500,499	$197,708

Non cash investing and financing activities
Supplemental disclosures of cash flow information
Cash paid for income taxes	$329,830	$77,794	$73,039
Cash paid for interest	3,328	2,215	2,291
Cash received from interest	9,564	25,956	35,827

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

In each of our business segments, Syntel helps customers adapt to market change by providing a broad array of technology-based, industry-specific solutions. These solutions leverage Syntel’s strong understanding of the underlying trends and market forces in our chosen industry segments. These solutions are complemented by strong capabilities in Digital Modernization, Social, Mobile, Analytics and Cloud (SMAC) technologies, Business Intelligence (BI), Knowledge Process Outsourcing (KPO), application services, testing, Enterprise Resource Planning (ERP), IT Infrastructure Management Services (IMS), and business and technology consulting.

Banking and Financial Services

Our Banking and Financial Services segment serves financial institutions throughout the world. Our clients include companies providing banking, capital markets, cards and payments, investments and transaction processing services to third parties. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: payment solutions, retail banking, wholesale banking, consumer lending, risk management, investment banking, reconciliation, fraud analysis, mobile banking, and compliance and securities services. The demand for our services in the banking and financial services sector is being driven by changing global regulatory requirements, customer interest in newer technology areas and related services such as digital modernization, and an ongoing focus on cost reduction and operational efficiencies.

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry across the consumer life cycle, which includes regulatory requirements, integrated care, stake holder engagement and wider use of electronic health records, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing consumer orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Insurance

We serve the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ operations, such as policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents. This is often accomplished through the use of digital front-end technologies like cloud, social media and mobile, and supported by modernization of applications and infrastructure elements. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations.

Manufacturing

We provide technology services and business consulting in a range of sub-sectors including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials and natural resources. Demand for our services in this segment is being driven by trends that, among others, include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility.

Retail, Logistics and Telecom

In Retail, we serve a wide spectrum of retailers in specialty, apparel and home improvement segments. We also serve the travel and hospitality industry including airlines, hotels as well as online and travel retail, global distribution systems and intermediaries. Our domain intensive solutions transform customer/shopper experiences while keeping down the cost of IT Operations.

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

Syntel’s Retail Logistics and Telecom Business unit leverages its comprehensive understanding of the business and technology needs of the industry. Our industry solutions for our clients includes SCM, sales and operations planning, mobility, Point of Sale (POS) testing, omnichannel enablement and integration, web content management solutions, Sales force and cloud foundry enablement, among others.

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

The wholly owned subsidiaries of Syntel, Inc. are:

•	Syntel Private Limited, an Indian limited liability company, formerly known as Syntel Limited up to March 17, 2015 (“Syntel India”);

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company (“SHML”);

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company (“SWML”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company; and

•	Syntel Solutions Mexico, S. de R.L. de C.V., a Mexican limited liability company.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Solutions BV, a Netherlands limited liability company;

•	Syntel Switzerland GmbH, a Switzerland limited liability company; and

•	Syntel Poland, sp. z o. o., a Polish limited liability company (“Syntel Poland”).

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel International Private Limited, an Indian limited liability company (“SIPL”);

•	Syntel Global Private Limited, an Indian limited liability company; and

•	Syntel Technologies (Mauritius) Limited, a Mauritius limited liability company (“STML”).

The wholly owned subsidiaries of SHML are:

•	Syntel Services Private Limited, an Indian limited liability company;

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company (“SSML”); and

•	Syntel Software (Mauritius) Limited, a Mauritius limited liability company (“SSOML”).

The wholly owned subsidiary of SSML is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of SWML is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel Infotech, Inc., a Philippines corporation.

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

Stock-based employee compensation plans

The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term. If a plan is modified, the incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award. The benefits/deficiencies of tax deductions in excess/short of recognized compensation expense is reported as a financing cash flow.

Stock repurchase plans

The Company recognizes its cost of repurchase common stock acquired for purposes other than retirement (formal or constructive), or if ultimate disposition has not yet been decided, separately as a deduction from the total of capital stock, additional paid-in capital, and retained earnings.

Derivative instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk and interest rate risk.

Hedging transactions and derivative financial instruments

The Company uses derivative instruments such as Interest Rate swaps(“IRS”). A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

All derivatives are carried at fair value in our consolidated balance sheets in the following line items, as applicable: other current assets; deferred income taxes and other non-current assets; accounts payable and deferred income taxes and other non-current liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives such as IRS can be designated as cash flow hedges. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in “Accumulated Other Comprehensive Income” (AOCI) and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings.

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates.

Credit risk associated with derivatives

The Company considers the risks of non-performance by the counterparty as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction and interest rate swap obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties globally, which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

Cash flow hedging strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statement of (loss) income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically over the terms of hedged items.

Interest rate swaps

In connection with company’s Senior Credit facility with Bank of America N.A., the Company has entered into an Interest Rate Swap arrangement (the “IRS”) on November 30, 2016 to hedge interest rate risk on entire term loan of $300 million by entering into Pay Fixed and Receive Floating Interest rate swap. The IRS Swap is designed to reduce the variability of future interest payments with respect to term Loan by effectively fixing the annual interest rate payable on the loan’s outstanding principal.

A designated hedge with exposure to variability in the future interest payments of a floating rate loan is a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

Measurement of effectiveness and ineffectiveness:

Effectiveness for interest rate swaps is generally measured by comparing the critical terms of the hedged item and the hedging instrument whereas ineffectiveness is measured by comparing the cumulative change in fair value of the swap with the cumulative change in the fair value of the hedged item. Interest rate swap with an aggregate amount of $300 Million economically convert a portion of company’s variable rate debt to fixed rate debt. The effective portions of cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Other income (expense), net” in the same period as the related expense is recognized. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in “Other income (expense), net.”

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period. Deferred gains and losses in “Accumulated other comprehensive income (loss)” associated with such derivative instruments are reclassified immediately into “Other income (expense), net.” Any subsequent changes in fair value of such derivative instruments are reflected in “Other income (expense), net” unless they are re-designated as hedges of other transactions.

The following table provides information of location and fair value of derivative financial instrument included in our consolidated statement of financial positions as of December 31, 2016.

Particulars	Nominal Amount	Fair Value of derivative and location on statement of financial position as on 31st December 2016		Gain/(loss) on fair value
				Effective	Ineffective
(In thousands)
Cash flow Hedge		Deferred Income Taxes and Other non-current assets	Other current assets
Pay fixed Interest rate swap	$300 Million	$503	$30	$533	—

The following table present the net gains (losses) recorded in accumulated other comprehensive (loss)income relating to the interest rate swap contract designated as cash flow hedges for the period ending December 31, 2016, 2015 and 2014.

Gains (losses) on derivatives

	2016	2015	2014
	(In thousands)
Gains/ (losses) recognized in other comprehensive income (loss)	$533	$—	$—

The Company will reclassify an amount which will be equivalent to the accrued interest on the swap contract on every reporting period as there is a similar impact of accrued interest on the loan in the income statement.

Derivative (Non-Designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives for its foreign currency exposure. These derivatives were not designated and/or did not qualify for hedge accounting. The changes in fair value of derivatives are immediately recognized into earnings.

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian Rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in “Other income, net” unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter-party is a bank, these contracts may also have a material impact on the financial statements.

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

These forward contracts do not qualify for hedge accounting under ASC 815, “Derivative and Hedging”. Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under ‘other income,net’. The related cash flow impacts of all of our derivative activities are recorded in cash flows from operating activities.

During the year ended December 31, 2016, the Company did not enter into new foreign exchange forward contracts. At December 31, 2016 and December 31, 2015, no foreign exchange forward contracts were outstanding.

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

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the foreign exchange contracts designated as net investment hedges for the periods ending December 31, 2016, 2015 and 2014.

Gains (losses) on derivatives

	2016	2015	2014
	(In thousands)
Gains/ (losses) recognized in other comprehensive income (loss)	$—	$—	$724	*

*	for and up to three months ended March 31, 2014.

The following table presents the net gains (losses) recorded in other income relating to the foreign exchange contracts not designated as hedges for the periods ending December 31, 2016, 2015 and 2014.

Gains (Losses) recognized in other income,net:

	2016	2015	2014
	(In thousands)
Gains/(Losses) recognized in other income, net	$—	$—	$3,836

Change in accumulated other comprehensive loss by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2016 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (losses) on Securities	Defined Benefit Pension Plans	Unrealised gain on derivatives designated as cash flow hedge	Accumulated Other Comprehensive Loss
Beginning balance	$(235,146)	$332	$(795)	$—	$(235,609)
Other comprehensive income (loss)before reclassifications	(19,064)	161	(525)	322	(19,106)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(165)	(25)	—	(190)

Net current-period other comprehensive (loss)/income	$(19,064)	$(4)	$(550)	$322	$(19,296)

Ending balance	$(254,210)	$328	$(1,345)	$322	$(254,905)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2016 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in current year	Other income, net	$(248)	$83	$(165)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$(35)	$10	$(25)

Change in accumulated other comprehensive income (loss) by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2015 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)
Other comprehensive income (loss)before reclassifications	(45,736)	50	524	(45,162)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,318)	115	(4,203)

Net current-period other comprehensive income (loss)	$(45,736)	$(4,268)	$639	$(49,365)

Ending balance	$(235,146)	$332	$(795)	$(235,609)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2015 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (loss)Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in current year	Other income, net	$(6,580)	$2,262	$(4,318)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$149	$(34)	$115

The change in balances of accumulated comprehensive loss for the year ended December 31, 2014 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(157,416)	$3,808	$(695)	$(154,303)
Other comprehensive income (loss) before reclassifications	(28,994)	3,853	(758)	(25,899)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,061)	19	(3,042)
Out-of-period adjustment	(3,000)	—	—	(3,000)

Net current-period other comprehensive income (loss)	$(31,994)	$792	$(739)	$(31,941)

Ending balance	$(189,410)	$4,600	$(1,434)	$(186,244)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 is as follows:

		(In thousands)
Details about Accumulated Other Comprehensive Income (loss)Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in the current year	Other income, net	$(4,555)	$1,494	$(3,061)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$29	$(10)	$19

Other income, net

Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other comprehensive loss

The other comprehensive loss consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, gain (losses) on cash flow hedge reserve, unrealized gains (losses) on securities and a component of a defined benefit plan. During the years ended December 31, 2016, 2015 and 2014, the other comprehensive loss amounts to $19.3 million, $49.4 million and $31.9 million, respectively, primarily attributable to the foreign currency translation loss adjustments of $19.0 million,$45.4 million and $32.4 million respectively.

Tax on other comprehensive loss

Total tax (expense) benefit on other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(In thousands)
Tax expense on Foreign currency translation adjustments	$(46)	$(308)	$(337)
Tax expense on unrealized gains on securities	2	2,196	(430)
Tax (expense) benefit on defined benefit pension plans	287	(312)	379
Tax expense on cash flow hedge	(211)	—	—

Total (taxes )benefit on other comprehensive income (loss)	$32	$1,576	$(388)

Cash and cash equivalents

For reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and Cash equivalents as at December 31, 2016 and December 31, 2015, were $78.3 million and $500.5 million, respectively, which were held in bank and fixed deposits with various banking and financial institutions.

Fair value of financial instruments

The fair values of the Company’s current assets and current liabilities approximate their carrying values because of their short maturities. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

Concentration of credit risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, investments and accounts receivable and certain derivative instruments(IRS) designated as hedge instrument. Cash on deposit is held with financial institutions with high credit standings. The Company has cash deposited with financial institutions that, at times, may exceed the federally insured limits.

The Company establishes an allowance for doubtful accounts for known and inherent collection risks related to its accounts receivable. The estimation of the allowance is primarily based on the Company’s assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

The Company considers the risks of non-performance by the counterparty as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties globally, which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

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

During the year ended December 31, 2015, the Company has realized short-term investments in Fixed Maturity Plans (FMPs) of mutual funds, which are classified as held to maturity securities. As at December 31, 2016 and 2015 there were no investment in FMPs of mutual funds, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2016 and 2015 non-current term deposits with banks were at $0.2 million and $0.08 million, respectively. Term deposits with banks include restricted deposits of $0.44 million and $0.60 million as at December 31, 2016 and December 31, 2015 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $6.6 million and $413.6 million at December 31, 2016 and 2015, respectively.

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

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $14.7 million, $15.6 million and $16.1 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2016 and 2015.

Goodwill

During the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments. The company reassigned goodwill to the new reportable segment Healthcare and Life Sciences. In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2016 or 2015. The Company evaluated goodwill for impairment in the third quarter of each of 2016 and 2015.

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive loss in shareholders’ deficit/equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of comprehensive income. During the years ended December 31, 2016, 2015 and 2014, foreign exchange gain of $8.3 million, $18.1 million and $10.7 million were included in selling, general and administrative expenses, respectively.

Earnings per share

Basic (loss) earnings per share are calculated by dividing net (loss)income by the weighted average number of shares outstanding during the applicable period. If the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share are adjusted retroactively for all periods presented to reflect that change in capital structure. If such changes occur after the close of the reporting period but before issuance of the financial statements, the per-share computations for that period and any prior-period financial statements presented are based on the new number of shares.

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

The Company has issued stock options and restricted stock, which are considered to be potentially dilutive to its basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options and restricted stock granted pursuant to the stock option and incentive plan, by dividing the net (loss)income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive. The potential tax benefit on exercise of stock options is considered as additional proceeds while computing dilutive earnings per share using the treasury stock method.

Vacation pay

The accrual for unutilized leave balance is determined for the entire available leave balance standing to the credit of the employees at period-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $3.4 million, $5.3 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The amounts accrued for unutilized earned leave were $23.1 million and $22.4 million as of December 31, 2016 and 2015, respectively, and are included within accrued payroll and related costs.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities, along with any related valuation allowances are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in income in the period that includes the enactment date. The Company has not provided deferred taxes on the undistributed earnings as the earnings from subsidiaries are considered to be permanently reinvested outside the U.S.. The Company intends to continue to reinvest these earnings in international operations. If the Company decided at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts.

Recently adopted accounting standards

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. Current GAAP requires the deferred taxes to be presented as a net current asset or liability and net non-current asset or liability. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. We have adopted this ASU 2015-17 retrospectively in our consolidated financial statements as of December 31, 2016. Accordingly, we reclassified the current deferred tax assets and liabilities to net non-current deferred tax assets and liabilities within each jurisdiction on our December 31, 2015 Consolidated Balance Sheet, which increased deferred income taxes and other non-current assets by $8.15 million and increased other non-current liabilities by $0.06 million and corresponding decrease in other current assets and accrued liabilities.

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

The new guidance also addresses the accounting for some costs to obtain or fulfill a customer contract and provides a set of disclosure requirements intended to give financial statement users comprehensive information about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. The requirements of this ASU and its impact on the Company are being evaluated. We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We are in the process of reviewing existing revenue contracts for evaluating the required changes in line with above standard. We are in the process of identifying and implementing changes to our processes to meet the standard’s updated reporting and disclosure requirements. We are also evaluating the internal control changes, if any, during the implementation of the standard. A transition method for this ASU is being evaluated.

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

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “ Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory “. This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. A modified retrospective approach should be applied. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued an update on Statement of Cash Flows (Topic 230)—Restricted Cash (ASU 2016-18). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

In January 2017, the FASB issued an update (ASU 2017-04) to the standard on Intangibles—Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. For public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The requirements of this ASU are not expected to have material impact on Consolidated Financial Statements.

3. Short-Term Investments

Short-term investments included the following at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Investments in mutual funds at fair value	$15,016	$126,479
Term deposits with banks	6,598	413,566

Total	$21,614	$540,045

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Cost	$14,882	$126,243	$180,143
Unrealized gain, net	134	236	6,699

Fair value	$15,016	$126,479	$186,842

Gross realized gains	$5,790	$18,796	$14,619
Proceeds on sales of mutual funds	299,208	304,083	305,298
Purchases of mutual funds	184,692	221,097	349,791

Held to maturity securities

Investments in held-to-maturity securities of the Company consist of investments in the units of FMPs of mutual funds in Indian subsidiaries.

Description	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
	(In thousands)
Aggregate fair value of the investment	$—	$—	$16,612
Less: Gross unrecognized holding gain	—	—	726
Net carrying amount	$—	$—	$15,886

Information related to investments in term deposits with banks included the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Cost	$6,598	$413,566	$466,625

Maturities of term deposits	$621,824	$486,651	$445,717
Purchases of term deposits	223,904	446,768	583,341

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2016 and 2015 is summarized as follows:

	2016	2015
	(In thousands)
Unbilled revenue for time-and-materials projects	$20,828	$22,171
Unbilled revenue for fixed-price projects, net of discounts	4,211	8,277

	$25,039	$30,448

Deferred revenue at December 31, 2016 and 2015 is summarized as follows:

	2016	2015
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$5,216	$6,859
Other deferred revenue	2,757	857

	$7,973	$7,716

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	2016	2015	2014
	(In thousands)
Balance, beginning of year	$622	$703	$2,022
Provision	190	—	—
Write-offs, net of recoveries	(11)	(81)	(1,319)

Balance, end of year	$801	$622	$703

6. Property and Equipment

Property and equipment at December 31, 2016 and 2015 is summarized as follows:

	2016	2015
	(In thousands)
Office building	$54,125	$55,293
Computer equipment and software	55,614	54,951
Furniture, fixtures and other equipment	72,264	71,542
Vehicles	2,058	2,237
Leasehold improvements	7,536	8,058
Leasehold land	4,680	4,783
Residential property	1,602	1,637
Capital advances / work in progress	29,177	19,421

	227,056	217,922
Less accumulated depreciation and amortization	120,580	112,146

	$106,476	$105,776

7. Line of Credit and Term Loan

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three-year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three-year term loan facility and the three-year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016 (the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for term loan facility and $10 million for revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility was $200 million, consisting of a three-year term loan facility of $100 million and a three-year revolving credit facility of $100 million. The Amended Credit Agreement was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

During the year ended December 31, 2016, the Company fully repaid the revolving credit and term loan of $190.0 million, and terminated the Amended Credit Agreement.

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016, (“Senior Credit Facility”) with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans will be LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of December 31, 2016, the interest rates were 2.11% for the Term Loan of $300 million, 2.11% and 2.20% for two portions of the Revolving Facility equaling $160 million and $40 million, respectively.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap on November 30, 2016. The Company has designated this Interest rate swap (“IRS”) in a hedging relationship with the term loan. The IRS is recorded at fair value and a gain of $0.5 million during the fourth quarter is recorded in “Accumulated other comprehensive income” with the corresponding debit in Other current assets and other long-term assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of December 31, 2016, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

During the three months ended December 31, 2016, no principal payment was made towards the term loan. $3.750 million of principal was due to be paid on December 31, 2016 and the amount was paid on January 3, 2017 as the three day delay originated with the lender. However, the Company was still in compliance with loan covenants related to the payment schedule as of December 31, 2016.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of December 31, 2016, the Company was in compliance with all financial covenants.

As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at December 31, 2016 are as follows:

	Term Loan	Revolving Facility
	(In thousands)
	Principal Payments	Principal Payments
2017	$20,625
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$200,000

8.Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2016 are as follows:

(In thousands)
2017	$3,268
2018	$2,946
2019	$1,825
2020	$1,520
2021	$1,230
Thereafter	$55

$10,844

Total rent expense amounted to approximately $10.7 million, $11.3 million and $10.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
	(In thousands)
U.S.	$52,742	$42,342	$23,966
Foreign	220,643	284,859	294,907

	$273,385	$327,201	$318,873

Income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
	(In thousands)
Current:
Federal	$65,636	$14,521	$8,904
State	3,192	2,639	1,686
City	533	439	281
Foreign	256,117	61,393	65,187

Total current provision	325,478	78,992	76,058

Deferred:
Federal	(150)	(537)	(1,328)
State	(28)	(99)	(245)
City	(5)	(16)	(41)
Foreign	5,480	(3,665)	(5,311)

Total deferred expense (benefit)	5,297	(4,317)	(6,925)

Total provision for income taxes	$330,775	$74,675	$69,133

The components of net deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Deferred tax assets
Carry-forward losses of subsidiaries	$7	$53
Minimum alternate tax credit of subsidiaries	35,979	30,752
Property, plant and equipment	198	394
Accrued expenses and allowances	15,055	13,820
Valuation allowance	(9,167)	(5,454)

Total deferred tax assets	42,072	39,565

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(9,782)	(1,726)
Provision for tax on unrealized gains in India	(33)	(53)
Others	(258)

Total deferred tax liabilities	(10,073)	(1,779)

Net deferred tax assets	$31,999	$37,786

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2016	2015
	(In thousands)
Deferred tax asset, non-current	42,072	39,565
Deferred tax liabilities, non-current	(10,073)	(1,779)

	$31,999	$37,786

Syntel’s software development centers/units in India are located in Mumbai, Chennai, Pune and Gurugram. Software development centers/units enjoy favorable tax provisions due to their registration in Special Economic Zone (SEZ), as Export Oriented Unit (EOU) and as units located in Software Technologies Parks of India (STPI). Units registered with STPI, EOUs and certain units located in SEZ were exempt from payment of corporate income taxes for ten years of operations on the profits generated by these units or March 31, 2011, whichever was earlier. Certain units located in SEZ are eligible for 100% exemption from payment of corporate taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of certain criteria laid down. New units in SEZ operational after April 1, 2005 are eligible for 100% exemption from payment of corporate taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to fulfillment of criteria.

The Company’s units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011. Three SEZ units have completed their first five years of 100% exemption as of March 31, 2016. One SEZ unit located at Chennai has completed its first five years of 100% exemption as of March 31, 2015. The Company has started operations in KPO SEZs unit in Airoli, Navi Mumbai in the quarters ended June 30, 2015 and June 30, 2016, respectively.

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

The benefit of the tax holiday under Indian Income Tax was $38.97 million, $45.6 million and $43.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016.

Other than the amounts affected by the one-time repatriation, the Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for income taxes on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2016, the Company would have accrued taxes of approximately $24.2 million.

For the year ended December 31, 2016, the Company has provided a tax charge of $16.75 million related to repatriation and recorded liabilities for unrecognized tax benefits related to repatriation. The Company has also classified a deferred tax liability of $1.73 million as unrecognized tax benefits related to repatriation.

The Company reversed a provision for tax of $3.08 million for the quarter ended March 31, 2016 due to the expiration of the time limit with respect to a particular tax provision.

During the years ended December 31, 2016, 2015 and 2014, the effective income tax rate was 121.0%, 22.8% and 21.7%, respectively.

The tax rate for the year ended December 31, 2016 was primarily impacted by a one-time repatriation. Where the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) and reversal of unrecognized tax benefits of $3.08 million. Without the above, the effective tax rate for the year ended December 31, 2016 would have been 23.0%.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2013 and for state tax examinations for years before 2012.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2013-14 pending at various levels of tax authorities. Financial year 2014-15 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments for financial years 2009-10 and onwards.

The following table accounts for the differences between the actual effective tax rate and the statutory U.S. Federal income tax rate of 35% for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal Benefit	1.0%	0.6%	0.2%
City taxes	0.0%	0.0%	0.1%
Foreign effective tax rates different from U.S. Statutory Rate[1]	(13.0%)	(12.6%)	(14.2%)
Tax reserves	(1.0%)	(0.0%)	(0.1%)
Prior Year state tax payment	—	(0.4%)	0.0%
Valuation Allowance	—	0.2%	0.7%
Tax related to repatriation	99.0	—	—

Effective income tax rate	121.0%	22.8%	21.7%

1	The foreign jurisdiction that materially affects the effective income tax rate is India.

During the years ended December 31, 2016, 2015 and 2014, the effective income tax rates were 121.0%, 22.8% and 21.7%, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2016	2015
Balance as at January 1	$50.24	$40.47
Additions based on tax positions related to the current year	22.48	11.72
Additions based on tax positions for prior years	0.0	0.18
Reductions for tax positions of prior years	(3.08)	(0.14)
Foreign currency translation effect	(1.13)	(1.99)

Balance as at December 31	$68.51	$50.24
Income taxes paid, see below	(41.41)	(42.18)

Amounts, net of income taxes paid	$27.10	$8.06

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $41.41 million and $42.18 million against the liabilities for unrecognized tax benefits of $68.51 million and $50.24 million, as at December 31, 2016 and 2015, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2016 and December 31, 2015, the Company recognized a tax charge and tax reversal towards interest of approximately $0.15 million and $0.07 million, respectively.

The Company had accrued approximately $1.45 million and $1.33 million for interest and penalties as of December 31, 2016 and December 31, 2015, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.54 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Tax which are disputed and pending at various level (including potential tax dispute) of $13.70 million for the financial year 1996-97 to December 31, 2016, which is after providing $51.50 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

As a result of the dividends declared during the third quarter of 2016, as of September 30, 2016, the Company expects that U.S. profits earned will not be permanently invested in the U.S. Accordingly, the Company has recorded a provision for additional BPT of $8.05 million for the year ended December 31, 2016.

SERVICE TAX AUDIT

Syntel India regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a no service tax on export of services. As of December 31, 2016, Syntel Indian entities has not provided against Service tax refunds claims of $3.24 million disputed by Service tax Department which are pending at various level.

The Company obtained a tax consultant’s advice on the aforesaid disputes. The consultant is of the view that the tax disputes are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company believes that it has a reasonable basis to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2016, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2015, the Company had a local tax liability provision of approximately $1.1 million, equal to $0.7 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes. The decrease in December 31, 2016 as compared December 31, 2015 is mainly on account of result of filing, payment, or settlement of such local taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on Book Income, including the income for which deduction is claimed under Section 10A and Section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 10 years and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. The Company estimated that the Company may not be able to utilize part of the MAT credit for two Indian subsidiaries. Accordingly, a valuation allowance of $5.19 million was recorded against the accumulated MAT credit recognized as deferred tax assets. The MAT credit as of December 31, 2016 of $30.78 million (net of valuation allowance of $5.19 million) shall be utilized before March 31 of the following financial years and shall expire as follows:

Year of Expiry of MAT Credit
(In millions)
2017-18	$0.19
2018-19	0.26
2019-20	0.95
2020-21	1.59
2021-22	0.78
2022-23	5.86
2023-24	6.94
2024-25	7.62
2025-26	9.80
2026-27	1.98
Total	$35.97

Less: Valuation allowance	(5.19)

Total (net of valuation allowance)	$30.78

India Budget Proposal 2017

The Finance Bill 2017 was presented on February 1, 2017. These proposals include provisions that the MAT credit can be carried forward up to 15 years, as compared to the existing provision for the MAT credit to be carried forward up to 10 years. The Indian corporate tax rate would be reduced to 25%, as compared to the existing 30% for companies with annual turnover below INR 500 million ($7.3 million). The proposal includes no other changes to corporate income tax rates outside of the changes included above.

If enacted, these proposals would have a one time tax benefit to Syntel of $2.7 million. These tax benefits would be accounted in the quarter in which the aforesaid proposal is enacted.

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
	Weighted- Average Shares Out- standing	Per Share	Weighted- Average Shares Out- standing	Per Share	Weighted- Average Shares Out- standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	84,146	$(0.68)	83,982	$3.01	83,785	$2.98
Potential dilutive effect of restricted stock[1]	—	—	167	(0.01)	186	(0.01)

Diluted earnings per share	84,146	$(0.68)	84,149	$3.00	83,971	$2.97

1.	For calculating dilutive earning(loss) per share during the year ended December 31, 2016, potential dilutive effect of restricted stock of 103 units are not considered as they are antidilutive in view of current year loss.

11. Dividends

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Accordingly, $1.261 billion in dividends was paid on October 3, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employee and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses.

The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of dividend distribution tax $210 million paid outside the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, where the Company has recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016.

The Company has not declared or paid any dividends in 2015 or 2014.

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

On February 28, 2016, the Company’s Board of Directors approved the adoption of the 2016 Incentive Plan (the “2016 Plan”) subject to shareholder approval. On June 8, 2016 the Company’s shareholders approved the 2016 Plan. The principal features of the 2016 Plan are substantially the same as those of the Amended Plan. Under the 2016 Plan, a total of sixteen million shares of common stock were reserved for issuance. The dates on which options or restricted stock units granted under the Amended Plan become first exercisable or have their restriction lapse are determined by the Compensation Committee of the Board of Directors, but for employees generally occur over a four-year period from the date of grant and for non-employee directors generally occur at the Company’s next annual meeting of shareholders

On November 30, 2016, Company’s Board of Directors and the Compensation Committee established a program for a one time grant of Restricted Stock Units (“RSUs”) to certain senior management employees. The parameters of the program and the restrictions on the RSUs granted are consistent with the 2016 Incentive Plan approved by shareholders on June 8, 2016, except as follows:

1.	The employee may purchase up to a specified number of shares of Syntel, Inc. common stock (“Common Stock”) whose purchase price is equal to up to 25% of the employee’s base salary (“Purchased Shares”).

2.	Upon proof of purchase of the Common Stock, the employee will receive a grant of RSUs equal to 25% of the number of the Purchased Shares (the “Grant”).

3.	The restriction period on 25% of the Grant will lapse on each of the first four anniversaries of the grant date.

4.	The RSUs will be forfeited if the employee ceases to be an employee of the Company or if the employee does not retain Purchased Shares equal to four times the remaining RSUs from the Grant through the applicable restriction period.

No stock options were issued for the years ended December 31, 2016 and 2015 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the years ended December 31, 2016, 2015 and 2014 was $8.1 million (including charges for restricted stock units and a dividend equivalent), $7.2 million and $6.5 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the years ended December 31, 2016, 2015 and 2014, the Company issued restricted stock awards of 415,519, 135,440 and 293,904 (adjusted to account for the 2014 stock split), respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $1.5 million during the year ended December 31, 2016.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

Year Ended December 31,	2016	2015	2014
Cost of revenues	$2,597	$2,478	$2,139
Selling, general and administrative expenses	4,054	4,719	4,318

	$6,651	$7,197	$6,457

No cash was received from option exercises under all share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the activity for restricted stock awards granted under our stock-based compensation plans as of December 31, 2016, 2015 and 2014, respectively and changes during the years then ended is presented below, appropriately adjusted, to reflect the 2014 stock split:

	2016		2015		2014
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	465,290	$41.47	564,314	$37.37	501,292	$28.64
Granted	415,519	$20.57	135,440	$46.73	293,904	$42.79
Vested	(198,725)	$39.10	(205,233)	$34.40	(227,882)	$25.03
Forfeited	(12,528)	$43.77	(29,231)	$36.38	(3,000)	$44.90

Unvested at December 31	669,556	$29.16	465,290	$41.47	564,314	$37.37

As of December 31, 2016, $15.9 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.

13. Commitments and Contingencies.

As of December 31, 2016 and December 31, 2015, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $33.0 million and $29.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

During the year December 31, 2016 $0.75 million was held as a security deposit concerning a performance guarantee for certain leasehold improvements in Syntel Poland in favor of the lessor.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company has recorded a $0.3 million liability for a litigation matter related contingency. During the year ended December 31, 2015, there was no accrual related to litigation.

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2016, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $5.90 million, $6.50 million and $4.70 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $13.6 million and $12.3 million as of December 31, 2016 and 2015, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $3.5 million, $3.7 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s consolidated balance sheets and statements of comprehensive income.

	(In thousands)
	2016	2015
Accumulated benefit obligation	$9,081	$6,194
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$12,349	$12,057
Service cost	2,279	2,448
Interest cost	1,167	1,177
Actuarial loss/(gain)	900	(851)
Adjustments due to transfer of employees within the group	—	—
Benefits paid	(1,928)	(1,951)
Effect of exchange rate changes	(240)	(531)

Projected benefit obligation at end of the year	$14,527	$12,349

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	$1,899	$387
Provision for gratuity (included in non-current liabilities)	8,099	8,050

	$9,998	$8,437

As of December 31, 2016 and December 31, 2015 amounts in accumulated other comprehensive loss:

Net actuarial loss	$1,353	$489
Net prior service cost	106	134

Total accumulated other comprehensive loss	$1,459	$623

Expected amortization out of comprehensive income in 2017 is $0.06 million.

Reconciliation of net amount recognized

Net amount recognized as at beginning of the period	$(12,349)	$(12,057)
Company contributions	1,928	1,951
Net periodic benefit cost for the period	(3,509)	(3,734)
Amount recognized in accumulated other comprehensive loss	(863)	960
Adjustments on account of employees transferred	26	—
Foreign currency translation adjustment	240	531

Net amount recognized as at end of the period	(14,527)	(12,349)
Funded status of the plans	—	—

Accrued benefit cost	$(14,527)	$(12,349)

The components of net gratuity costs are reflected below:
Service cost	$2,279	$2,448
Interest cost	1,167	1,177
Amortization of transition obligation	61	71
Amortization of net actuarial (gain)/loss	2	37

	$3,509	$3,733

Weighted-average assumptions used to determine benefit obligations:

	2016	2015
Discount rate	7.75% per annum.	8.5% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years and 7% thereafter	11% per annum for first year,10% for next five years and 7%thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2016	2015
Discount rate	7.75% per annum	8.5% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years and 7% thereafter	11% per annum for first year,10% for next five years and 7%thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

For the year ended December 31,	Expected contribution
(In thousands)
2017	$2,784
2018	2,737
2019	2,740
2020	2,865
2021	2,882
2022–2026	11,825

15. Segment Reporting

Effective the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

For detailed discussion on each of these segments,please refer Note 1 on “Business” forming part of Notes to the Consolidated Financial Statements.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for three years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(In thousands)
Net Revenues:
Banking and Financial Services	$472,999	$474,943	$455,100
Healthcare and Life Sciences	155,970	157,970	147,424
Insurance	128,270	133,519	137,447
Manufacturing	44,420	41,154	27,622
Retail, Logistics and Telecom	164,891	161,026	143,836

	$966,550	$968,612	$911,429
Gross Profit:
Banking and Financial Services	183,530	188,152	193,916

Healthcare and Life Sciences	62,466	68,822	67,289
Insurance	46,192	49,497	50,050
Manufacturing	13,091	13,111	8,136
Retail, Logistics and Telecom	68,113	69,505	63,262

Total Segment Gross Profit	373,392	389,087	382,653
Corporate Direct Cost	(2,567)	(5,086)	(5,086)
Gross Profit	$370,825	$384,001	$377,567
Selling, general and administrative expenses	108,528	100,256	109,217

Income from operations	$262,297	$283,745	$268,350

The Company’s largest customer in 2016, 2015 and 2014 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $210.1 million, $204.0 million and $201.6 million, contributing approximately 22%, 21% and 22% of total consolidated revenues during 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, accounts receivable from this customer were $24.3 million, $31.8 million and $19.0 million respectively. The revenue from American Express Corp. was generated in Banking and Financial Services segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2016, 2015 and 2014. Revenue from this customer was approximately $134.3 million, $140.6 million and $126.4 million, contributing approximately 14%, 15% and 14% of total consolidated revenues during 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, accounts receivable from this customer was $10.9 million, $16.6 million and $11.3 million, respectively. The revenue from State Street Bank was generated in Banking and Financial Services segment.

The Company’s third largest customer, Federal Express Corporation, had revenues in excess of 10% of total consolidated revenues for the year ended 2016, 2015 and 2014. Revenue from this customer was approximately $119.9 million, $120.1 million and $105.0 million, contributing approximately 12%, 12% and 12% of total consolidated revenues during 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, accounts receivable from this customer was $17.8 million, $12.2 million and $14.3 million, respectively. The revenue from Federal Express Corporation was generated in the Retail Logistics and Telecom segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	(In thousands)
	2016	2015	2014
Net revenues (1):
North America (2)	$865,679	$872,788	$827,425
India	5,475	3,740	2,167
Europe (3)	92,899	89,088	77,821
Rest of the World	2,497	2,996	4,016

Total	$966,550	$968,612	$911,429

Long-lived assets (4):
North America (2)	$3,307	$3,517	$2,645
India	102,638	101,686	105,949
Europe (3)	632	374	71
Rest of the World	805	1,105	1,292

Total	$107,382	$106,682	$109,957

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2016
Net revenues	$241,390	$246,018	$241,255	$237,887	$966,550
Cost of revenues	151,666	155,033	146,672	142,354	595,725

Gross profit	89,724	90,985	94,583	95,533	370,825
Selling, general and administrative expenses	29,677	18,265	29,526	31,060	108,528

Income from operations	60,047	72,720	65,057	64,473	262,297
Other income (expense), net	4,096	4,875	4,227	(2,110)	11,088

Income before income taxes	64,143	77,595	69,284	62,363	273,385
Income tax expense (1)	11,086	18,804	286,513	14,372	330,775

Net income/(loss)	$53,057	$58,791	$(217,229)	$47,991	$(57,390)

Earnings/(loss) per share, diluted (a)	$0.63	$0.70	$(2.58)	$0.57	$(0.68)

Weighted average shares outstanding, diluted	84,266	84,278	84,214	84,163	84,146

2015
Net revenues	$220,599	$239,797	$253,636	$254,580	$968,612
Cost of revenues	141,785	148,704	146,061	148,061	584,611

Gross profit	78,814	91,093	107,575	106,519	384,001
Selling, general and administrative expenses	35,382	21,728	15,121	28,025	100,256

Income from operations	43,432	69,365	92,454	78,494	283,745
Other income (expense), net	9,338	9,887	10,227	14,004	43,456

Income before income taxes	52,770	79,252	102,681	92,498	327,201
Income tax expense (2)	12,749	18,673	24,990	18,263	74,675

Net income	$40,021	$60,579	$77,691	$74,235	$252,526

Earnings per share, diluted (a)	$0.48	$0.72	$0.92	$0.88	$3.00

Weighted average shares outstanding, diluted	84,127	84,135	84,131	84,204	84,149

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 11%, 12% and 13% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

19. FAIR VALUE MEASUREMENTS

The Company follows the guidance for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to the Company’s investments and forward contracts, Interest rate swap and other financial assets and liabilities.

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

Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates.

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2016:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short term investments
Available for sale securities	$15.0	$—	$—	$15.0
Term deposits	$—	$6.8	$—	6.8
Interest rate swaps	$—	$0.5	$—	0.5

Total assets measured at fair value	$15.0	$7.3	$—	$22.3

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Short term investments
Available for sale securities	$126.5	$—	$—	$126.5
Term deposits	$—	$413.7	$—	413.7

Total assets measured at fair value	$126.5	$413.7	$—	$540.2

20. Term Deposits

The following table summarizes the term deposits with various banks outstanding as at December 31, 2016 and December 31, 2015.

	(In millions)
Balance Sheet Item	As at December 31, 2016	As at December 31, 2015
Cash and cash equivalents	$—	$—
Short term investments	6.6	413.6
Non-current assets	0.2	0.1

Total	$6.8	$413.7

21. Other Income, Net

The following table represents the components of other income, net.

	(In thousands)
	Years Ended December 31,
	2016	2015	2014
Interest income on term deposits	$9,695	$26,751	$34,308
Gain(loss)on sale of mutual funds,net	5,790	18,796	14,619
Gain(loss)on forward contracts,net	—	—	3,836
Interest Expense	(4,707)	(2,220)	(2,279)
Miscellaneous income	310	129	39

Total	$11,088	$43,456	$50,523

22. RELATED PARTY TRANSACTIONS

There were no related party transactions in 2016, 2015 and 2014.

23. STOCK REPURCHASE PLAN

On November 14, 2016, the Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed approximately $10 million.

The Company repurchased 510,923 shares of common stock with a total value of $10 million at an average price of $19.57 per share during fourth quarter of 2016.

Repurchases under the Company’s new program were made in the open market or privately negotiated transactions or through a Rule 10b5-1 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended Articles of Incorporation of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	2016 Incentive Plan, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.3*	Form of Restricted Stock Unit Grant Agreement for Employees, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.5*	Form of Special Program Restricted Stock Unit Grant Agreement for Employees.

10.6*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.17*	Employment Agreement, dated July 18, 2014, between the Company and Rajiv Tandon, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.18*	Employment Agreement, dated February 11, 2016, between the Company and Anil Agrawal filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10.19*	Employment Agreement, dated February 11, 2008, between the Company and Rahul Aggarwal.

10.20*	Employment Agreement, dated June 9, 2009, between the Company and Ben Andradi.

10.21*	Employment Agreement, dated June 21, 2005, between the Company and Sujay Puthran.

10.22*	Employment Agreement, dated July 26, 2007, between the Company and Narendar Reddy.

10.23	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.24	Credit Agreement, dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2016, and incorporated herein by reference.

10.25	Security and Pledge Agreement, dated September 12, 2016, between the Company and Bank of America, N.A., in its capacity as administrative agent, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2016, and incorporated herein by reference.

10.26	First Amendment to Credit Agreement, dated October 26, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender and the other lenders party thereto, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Designates management contracts or compensation plans or arrangements for executive officers.