Form 10-Q
period 2017-03-31
SYNTEL INC
filed 2017-04-27
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 83,635,155 shares outstanding as of March 31, 2017.

SYNTEL, INC.

PART I

Item 1.	FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2017	2016

Net revenues	$225,869	$241,390
Cost of revenues	143,447	151,666

Gross profit	82,422	89,724
Selling, general and administrative expenses	30,291	29,677

Income from operations	52,131	60,047
Other income (expense), net
Interest expense	(3,376)	(570)
Other income	496	4,666

Other income (expense), net (See note 23)	(2,880)	4,096

Income before provision for income taxes	49,251	64,143

Income tax expense	10,871	11,086

Net income	38,380	53,057

Other comprehensive income
Foreign currency translation adjustments	6,175	(1,240)
Gains on derivatives:
Gain arising during period on cash flow hedges	963	—

Unrealized gains on securities:
Unrealized holding gains arising during period	131	1,915
Reclassification adjustment for gains included in net income	(80)	(21)

	51	1,894
Defined benefit pension plans:
Net profit arising during period	6	—
Amortization of prior service cost included in net periodic pension cost	8	16

	14	16

Other comprehensive income, before tax	7,203	670
Income tax expenses related to other comprehensive income	(403)	(735)

Other comprehensive income (loss), net of tax	6,800	(65)

Comprehensive income	$45,180	$52,992

Earnings per share:
Basic	0.46	0.63
Diluted	0.46	0.63

Weighted average common shares outstanding:
Basic	83,797	84,112

Diluted	83,834	84,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) March 31, 2017	(Audited) December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$46,886	$78,332
Short-term investments	27,176	21,614
Accounts receivable, net of allowance for doubtful accounts of $2,141 at March 31, 2017 and $801 at December 31, 2016 respectively.	121,850	118,299
Revenue earned in excess of billings	19,496	25,039
Other current assets	42,435	36,306

Total current assets	257,843	279,590

Property and equipment	237,695	227,056
Less accumulated depreciation and amortization	128,454	120,580

Property and equipment, net	109,241	106,476

Goodwill	906	906
Non-current term deposits with banks	236	225
Deferred income taxes and other non-current assets	75,342	67,346

TOTAL ASSETS	$443,568	$454,543

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities:
Accounts payable	$10,611	$10,760
Accrued payroll and related costs	50,326	56,650
Income taxes payable	17,626	15,195
Accrued liabilities	20,267	20,799
Deferred revenue	5,911	7,973
Loans and borrowings	18,583	21,264

Total current liabilities	123,324	132,641

Deferred income taxes and other non-current liabilities	28,356	26,373
Non-current loans and borrowings	428,042	478,616

TOTAL LIABILITIES	579,722	637,630

Commitments and contingencies (See Note 16)

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit	(136,154)	(183,087)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$443,568	$454,543

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(IN THOUSANDS)

	Common Stock			Restricted Stock		Additional Paid-In Capital	Retained (Deficit)/ Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ (Deficit)
	Shares	Amount	Treasury Stock	Shares	Amount

Balance, December 31, 2016	83,635	$1	$(9,990)	670	$45,033	$67,422	$(30,648)	$(254,905)	$(183,087)

Net income							38,380		38,380

Other comprehensive income, net of tax								6,800	6,800

Restricted stock activity	0.2			(39)	1,753				1,753

Balance, March 31, 2017	83,635	$1	$(9,990)	631	$46,786	$67,422	$7,732	$(248,105)	$(136,154)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	38,380	53,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,710	3,686
Provision for doubtful accounts / advances	1,314	30
Realized gains on sales of short term investments	(230)	(700)
Deferred income taxes	(2,256)	(2,998)
Compensation expense related to restricted stock	2,469	1,821
Unrealized foreign exchange (income) loss	(3,723)	1,413

Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	2,783	9,553
Other current assets	(1,721)	(6,960)
Accounts payable, income tax payable, accrued payroll and other liabilities	(13,036)	(8,389)
Deferred revenue	(1,849)	(3,931)

Net cash provided by operating activities	25,841	46,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(2,596)	(3,410)
Proceeds from sale of property and equipment	75	58
Purchase of mutual funds	(53,370)	(40,048)

Purchase of term deposits with banks	(339)	(88,232)

Proceeds from sales of mutual funds	46,787	70,559
Maturities of term deposits with banks	2,839	168,649

Net cash (used in) provided by investing activities	(6,604)	107,576

CASH FLOWS FROM FINANCING ACTIVITIES:

Excess tax benefits on stock-based compensation plans	—	22
Repayment of loans and borrowings	(52,500)	—

Net cash (used in) provided by financing activities	(52,500)	22

Effect of foreign currency exchange rate changes on cash	1,817	3,775

Change in cash and cash equivalents	(31,446)	157,955
Cash and cash equivalents, beginning of period	78,332	500,499

Cash and cash equivalents, end of period	46,886	658,454

Supplemental disclosures of cash flow information:
Cash paid for income taxes	10,687	18,714
Cash paid for interest	4,183	570

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for the three months ended March 31, 2017 and 2016. The year-end condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Private Limited, an Indian limited liability company (“Syntel India”);

•	Syntel Solutions Mexico, S. de R.L. de C.V., a Mexican limited liability company; and

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Poland, sp. z o. o., a Polish limited liability company (“Syntel Poland”);

•	Syntel Solutions BV, a Netherlands limited liability company; and

•	Syntel Switzerland GmbH, a Switzerland limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel Global Private Limited, an Indian limited liability company;

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Technologies (Mauritius) Limited, a Mauritius limited liability company.

The wholly owned subsidiaries of Syntel Holding (Mauritius) Limited are :

•	Syntel Services Private Limited, an Indian limited liability company;

•	Syntel Software (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company.

The wholly owned subsidiary of Syntel Solutions (Mauritius) Limited is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Worldwide (Mauritius) Limited is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel Infotech, Inc., a Philippines corporation.

The wholly owned subsidiary of Syntel Technologies (Mauritius) Limited is:

•	Syntel Technologies LLP, an Indian limited liability partnership.

The wholly owned subsidiary of Syntel Software (Mauritius) Limited is:

•	Syntel Software LLP, an Indian limited liability partnership.

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

Revenue on fixed-price, applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, a provision is made for the estimated loss in the period the loss is identified. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

Revenues are reported net of sales incentives to customers.

Reimbursements of out-of-pocket expenses are included in revenue.

5.	STOCK-BASED EMPLOYEE COMPENSATION PLANS

The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term. If a plan is modified, the incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award. The benefits/deficiencies of tax deductions in excess/short of recognized compensation expense are reported as an operating cash flow.

6.	STOCK REPURCHASE’S PLANS

The Company recognizes the cost of repurchasing common stock acquired for purposes other than retirement (formal or constructive), as a reduction from the total of capital stock, additional paid-in capital, and retained earnings.

7.	DERIVATIVE INSTRUMENTS

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk and interest rate risk.

Hedging transactions and derivative financial instruments

The Company uses derivative instruments such as interest rate swaps. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

All derivatives are carried at fair value in our consolidated balance sheets in the following line items, as applicable: other current assets; deferred income taxes and other non-current assets; accounts payable; and deferred income taxes and other non-current liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives such as interest rate swaps can be designated as cash flow hedges. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in “Accumulated Other Comprehensive Loss” (AOCI) and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings.

Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that are not designated and/or do not qualify as hedging instruments are immediately recognized into earnings.

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

Credit risk associated with derivatives

The Company considers the risks of non-performance by the counterparty as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction and interest rate swap obligations. The Company also mitigates the credit risk of these derivatives by transacting with major banks as counterparties that are highly rated globally. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives is insignificant.

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

Interest rate swaps

In connection with the Company’s Senior Credit facility with Bank of America N.A., the Company entered into an interest rate swap arrangement on November 30, 2016 to hedge interest rate risk on the entire term loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap (the “Swap”). The Swap is designed to reduce the variability of future interest payments with respect to the term loan by effectively fixing the annual interest rate payable on the loan’s outstanding principal.

A designated hedge with exposure to variability in the future interest payments of a floating rate loan is a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction including its terms, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

Measurement of effectiveness and ineffectiveness:

Effectiveness for interest rate swaps is generally measured by comparing the critical terms of the hedged item and the hedging instrument whereas ineffectiveness is measured by comparing the cumulative change in fair value of the swap with the cumulative change in the fair value of the hedged item.

An interest rate swap with an aggregate amount of $300 million economically converts a portion of the company’s variable rate debt to fixed rate debt. The effective portions of cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Other income (expense), net” in the same period as the related expense is recognized. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in “Other income (expense), net.”

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

The following table provides information on the location and fair value of the derivative financial instrument included in our consolidated statement of financial positions as of March 31, 2017.

Particulars	Notional amount outstanding	Fair value of derivative and location on statement of financial position as on 31st March 2017		Gain (loss) on fair value
				Effective	Ineffective
(In thousands)
Cash flow hedge		Deferred income taxes and other non-current assets	Other current assets
Pay fixed interest rate swap	$292.5 Million	$1,400	$96	$963	—

The following table presents the net gains (losses) recorded in accumulated other comprehensive (loss) income relating to the interest rate swap contract designated as cash flow hedges for the periods ending March 31, 2017 and 2016.

Gains on Derivatives:	(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2017	2016

Gains recognized in other comprehensive income	$963	$—

The Company will reclassify an amount which will be equivalent to the accrued interest on the swap contract in every reporting period as there is a similar impact of accrued interest on the loan in the income statement.

Derivative (Non-Designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives for its foreign currency exposure. These derivatives were not designated and/or did not qualify for hedge accounting. The changes in fair value of derivatives are immediately recognized into earnings.

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ”Other income(expense), net” unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter-party is a bank, these contracts may also have a material impact on the financial statements.

The Company’s Indian subsidiaries, whose functional currency is the Indian rupee, periodically enter into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily comprised of receivables from the parent Company(Syntel, Inc.) and other direct customers, and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, “Derivative and Hedging.” Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under “Other income(expense), net.” The related cash flow impacts of all of our derivative activities are recorded in the CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS statement under cash flows from operating activities.

During the period ended March 31, 2017, the Company did not enter into any foreign exchange forward contracts. At March 31, 2017 and December 31, 2016, no foreign exchange forward contracts were outstanding.

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows:

					(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(254,210)	$322	$328	$(1,345)	$(254,905)

Other comprehensive income (loss) before reclassifications	6,175	582	86	6	6,849
Amounts reclassified from accumulated other comprehensive income (loss)	—		(52)	3	(49)

Net current-period other comprehensive income	$6175	582	$34	$9	$6,800

Ending Balance	$(248,035)	904	$362	$(1,336)	$(248,105)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income, net	$(80)	$28	$(52)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$8	$(5)	$3

The changes in balances of accumulated other comprehensive loss for the three months ended March 31, 2016 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Beginning balance	$(235,146)	$332	$(795)	$(235,609)

Other comprehensive income (loss) before reclassifications	(1,330)	1,269	—	(61)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15)	11	(4)

Net current-period other comprehensive income (loss)	$(1,330)	$1,254	$11	$(65)

Ending Balance	$(236,476)	$1,586	$(784)	$(235,674)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 are as follows:

		(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income, net	$(21)	$6	$(15)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$16	$(5)	$11

9.	TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax benefit (expense) on other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Foreign currency translation adjustments	$—	$(90)
Unrealized gain (loss) on derivatives designated as cash flow hedges	(381)	—
Tax benefit (expense) on unrealized gains (losses) on securities	(17)	(640)
Tax benefit (expense) on defined benefit pension plans	(5)	(5)

Total tax expense on other comprehensive income (loss)	$(403)	$(735)

10.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of March 31, 2017 and December 31, 2016, were $46.9 million and $78.3 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

Short-term Investments

The Company’s short-term investments consist of short-term mutual funds, which have been classified as available-for-sale and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of these investments that are other than temporary declines, are included in other income (expense), net. The cost of securities sold is determined using the weighted-average method.

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $4.3 million and $6.6 million at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes short-term investments as of March 31, 2017 and December 31, 2016:

	2017	2016
	March 31	December 31
	(In thousands)
Investments in mutual funds at fair value	$22,855	$15,016

Term deposits with banks	4,321	6,598

Total	$27,176	$21,614

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of March 31, 2017 and December 31, 2016 non-current term deposits with banks were $0.24 and $0.23 million, respectively. Term deposits with banks include restricted deposits of $0.45 million and $0.44 million as of March 31, 2017 and December 31, 2016 respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

11.	LINE OF CREDIT AND TERM LOAN

On May 23, 2013, Syntel entered into a Credit Agreement with Bank of America, N.A. for $150 million in credit facilities consisting of a three-year term loan facility of $60 million and a three-year revolving credit facility of $90 million (the “Credit Agreement”). The maturity date of both the three-year term loan facility and the three-year revolving credit facility was May 23, 2016. The Credit Agreement was amended on May 9, 2016 (the “First Amendment Effective Date”) thereby extending the maturity date from May 23, 2016 to May 9, 2019. Further, by way of the amended Credit Agreement, an additional $40 million for the term loan facility and $10 million for the revolving credit facility was granted by Bank of America to Syntel (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”). Thus, the total amount of the credit facility was $200 million, consisting of a three-year term loan facility of $100 million and a three-year revolving credit facility of $100 million. The Amended Credit Agreement was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the First Amendment, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans are LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate [as that term is defined in the Senior Credit Facility] plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of March 31, 2017, the interest rates were 2.28% for the Term Loan and 2.28% and 2.27% for the two portions of the Revolving Facility.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap on November 30, 2016. The Company has designated this Interest rate swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $1.0 million during the three months ended March 31, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of March 31, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

Principal payments on the Term Loan are due every quarter. During the three months ended March 31, 2017, principal payments totaling $7.5 million was made.

During the three months ended March 31, 2017, a principal pre-payment of $45.0 million was made towards the revolving facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of March 31, 2017, the Company was in compliance with all financial covenants.

As of March 31, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $292.0 million and $154.6 million (net of $0.9 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at March 31, 2017 are as follows:

		(In thousands)
	Term Loan	Revolving Facility
	Principal Payments	Principal Payments

2017	$13,125
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$155,000

12.	EARNINGS PER SHARE

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

The Company has issued restricted stock units, which are considered to be potentially dilutive to its basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of restricted stock units granted pursuant to the incentive plans, by dividing the net income by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive restricted stock units, except when the results would be anti-dilutive. The dilutive earnings per share are computed using the treasury stock method.

The following tables set forth the computation of earnings per share:

	(in thousands, except per share earnings)
	Three Months Ended March 31,
	2017		2016
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share

Basic earnings per share	83,797	$0.46	84,112	$0.63
Potential dilutive effect of restricted stock units outstanding	37	—	154	—

Diluted earnings per share	83,834	$0.46	84,266	$0.63

13.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry across the consumer lifecycle, which includes regulatory requirements, integrated care, stakeholder engagement and wider use of electronic health records, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing consumer orientation of healthcare, such as support for individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Syntel’s Retail Logistics and Telecom Business unit leverages its comprehensive understanding of the business and technology needs of the industry. Our industry solutions for our clients include SCM, sales and operations planning, mobility, Point of Sale (POS) testing, omnichannel enablement and integration, web content management solutions, sales force and cloud foundry enablement, among others.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net Revenues:

Banking and Financial Services	$105,969	$121,458
Healthcare and Life Sciences	37,562	38,363
Insurance	32,399	30,549
Manufacturing	9,531	11,416
Retail, Logistics and Telecom	40,408	39,604

	$225,869	$241,390

Gross Profit:
Banking and Financial Services	39,311	46,405
Healthcare and Life Sciences	14,490	13,597
Insurance	10,971	10,561
Manufacturing	2,390	3,197
Retail, Logistics and Telecom	15,681	16,607

Total Segment Gross Profit	82,843	90,367
Corporate Direct cost	(421)	(643)

Gross Profit	$82,422	$89,724
Selling, general and administrative expenses	30,291	29,677

Income from operations	$52,131	$60,047

During the three months ended March 31, 2017, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $42.2 million, $33.9 million and $30.1 million, respectively, during the three months ended March 31, 2017, contributing approximately 18.7%, 15.0% and 13.3%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended March 31, 2016 from American Express Corp., State Street Bank and Federal Express Corp. were $55.3 million, $33.9 million and $28.8 million, respectively, contributing approximately 22.9%, 14.0% and 11.9%, respectively, of total consolidated revenues. At March 31, 2017 and December 31, 2016, accounts receivable from American Express Corp. were $16.2 million and $24.3 million, respectively. Accounts receivable from State Street Bank were $27.6 million and $10.9 million, respectively, at March 31, 2017 and December 31, 2016. Accounts receivable from Federal Express Corp. were $16.4 million and $17.8 million, respectively, at March 31, 2017 and December 31, 2016.

14.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
Net Revenues (1)	2017	2016
	(in thousands)

North America (2)	$203,576	$215,710
India	1,158	1,465
Europe (3)	20,519	23,627
Rest of the World	616	588

Total revenue	$225,869	$241,390

Long-Lived Assets (4)	As of March, 31	As of December, 31
	2017	2016
	(in thousands)
North America (2)	$3,035	$3,307
India	105,209	102,638
Europe (3)	1,177	632
Rest of the world	726	805

Total	$110,147	$107,382

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

15.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2017	2016

Statutory provision	35.0%	35.0%
State taxes, net of federal benefit	2.7%	0.6%
City taxes	0.1%	0.1%
Foreign effective tax rates different from US statutory rate	(11.6)%	(13.6)%
Prior Year related state tax payment	1.8%	—
Tax reserve	—	(4.8)%
Valuation allowance	(5.9)%	—

Effective Income Tax Rate	22.1%	17.3%

The effective tax rate for the three months ended March 31, 2017, was impacted by a one-time reversal of valuation allowance of $2.92 million and additional charge of $0.9 million ( net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the three months ended March 31, 2017 would have been 26.2%.

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

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2013-14 pending at various levels of the Indian tax authorities. Financial year 2014-15 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2010-11 and onwards.

For the three months ended March 31, 2017, the Company reversed a valuation allowance against deferred tax assets recognized on the minimum alternative tax (“MAT”) of $2.92 million due to the extension of the MAT credit carry forward period which was enacted in March 2017. The MAT credit can be carried forward and set-off against future taxes payable for up to 15 years versus the earlier provision on MAT credit that allowed the MAT credit to be carried forward and set-off against future taxes payable for only up to 10 years.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended March 31, 2017 and 2016, the Company has accrued interest of approximately $0.04 million and $0.04 million respectively. The Company has accrued approximately $1.56 million and $1.45 million for interest and penalties as of March 31, 2017 and December 31, 2016, respectively.

The liability for unrecognized tax benefits was $70.72 million and $68.51 million as of March 31, 2017 and December 31, 2016, respectively. The Company has paid income taxes of $43.48 million and $41.41 million against the liabilities for unrecognized tax benefits of $70.72 million and $68.51 million, as of March 31, 2017 and December 31, 2016, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for tax disputes of $1.64 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Taxes which are disputed and pending at various levels (including potential tax disputes) of $15.14 million for the financial year 1996-97 to March 31, 2017, which is after providing $52.28 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

As a result of the dividends declared during the third quarter of 2016, as of September 30, 2016, the Company expects that U.S. profits earned will not be permanently invested in the U.S. Accordingly, the Company has recorded a provision for additional BPT of $8.05 million for the year ended December 31, 2016. For the quarter ended March 31, 2017, Syntel India has not earned any effectively connected income in the United States.

Service Tax Audit

Syntel India regularly files quarterly service tax refund applications and claims refunds of service tax on input services, which remain unutilized against a lack of service tax on export of services. As of March 31, 2017, Syntel Indian entities have not provided against service tax refund claims of $4.14 million disputed by the Indian Service Tax Department which are pending at various levels.

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

Undistributed Earnings of Foreign Subsidiaries

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in quarter ended March 31, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides taxes on any foreign earnings in excess of these requirements. The March 31, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2017, the Company would have accrued taxes of approximately $28.7 million.

Local Taxes

As of March 31, 2017, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2016, the local tax liability provision was approximately $0.4 million, equal to $0.3 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of March 31, 2017 of $36.60 million (net of valuation allowance of $2.48 million) must be utilized before March 31 of the following financial years and will expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)

2022 - 2023	1.28

2023 - 2024	2.50

2024 - 2025	4.66

2025 - 2026	5.09

2026 - 2027	(1.52)

2027 - 2028	4.03

2028 - 2029	4.88

2029 - 2030	6.16

2030 - 2031	9.61

2031 - 2032	2.39

Total	39.08

Less: valuation allowance	(2.48)

Total (net of valuation allowance)	36.60

16.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, and December 31, 2016, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $31.0 million and $33.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

During the three months ended March 31, 2017, the Company received $0.75 million of funds previously held as a security deposit on a lease with Syntel Poland.

The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the pending or threatened actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company has recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during three months ended March 31, 2017. During the three months ended March 31, 2017, there was no accrual related to litigation.

17.	STOCK BASED COMPENSATION

Share Based Compensation:

On June 1, 2006, the Company adopted an Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”). Under the Amended Plan, a total of sixteen million shares of common stock (adjusted for the effects of the 2014 stock split) were reserved for issuance. The dates on which options or restricted stock units granted under the Amended Plan become first exercisable or have their restriction lapse are determined by the Compensation Committee of the Board of Directors, but generally occur over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. As of June 1, 2016, the Amended Plan terminated and no further awards may be made under the Amended Plan.

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

On November 30, 2016, Company’s Board of Directors and the Compensation Committee established a program for a one time grant of Restricted Stock Units (“RSUs”) to certain senior management employees. The parameters of the program and the restrictions on the RSUs granted are consistent with the 2016 Plan approved by shareholders on June 8, 2016, except as follows:

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

No stock options were issued for the three months ended March 31, 2017 and 2016 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on the Company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended March 31, 2017 and 2016 was $2.5 million (including charges for restricted stock units and a dividend equivalent) and $1.8 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock Units:

On different dates during the years ended December 31, 2016, 2015 and 2014, and for the three months ended March 31, 2017, the Company issued restricted stock awards (adjusted to account for the 2014 stock split) of 415,519, 135,440, 293,904 and 3,000, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on a graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $0.7 million during the three months ended March 31, 2017.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2017 and 2016 was as follows:

	(in thousands)
Three Months Ended March 31,	2017	2016
Cost of revenues	$980	$660
Selling, general and administrative expenses	1,489	1,161

	$2,469	$1,821

No cash was received from option exercises under all share-based payment arrangements for the three months ended March 31, 2017 and 2016 respectively.

A summary of the activity for restricted stock unit awards granted under our stock-based compensation plans as of March 31,2017 and December 31, 2016 and changes during the period ended are presented below:

	Three Months Ended March 31, 2017		Year ended December 31, 2016
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value

Unvested at January 1	669,556	$29.16	465,290	$41.47

Granted	3,000	$21.54	415,519	$20.57
Vested	(200)	$44.60	(198,725)	$39.10
Forfeited	(41,935)	$41.20	(12,528)	$43.77

Unvested Total	630,421	$28.31	669,556	$29.16

As of March 31, 2017, $13.8 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.

18.	VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $0.8 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

The amounts accrued for unutilized earned leave are $22.6 million and $23.1 million as of March 31, 2017 and December 31, 2016, respectively, and are included within accrued payroll and related costs.

19.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel, Inc.’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through March 31, 2017, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended March 31, 2017 and 2016 was $1.5 million and $1.6 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $15.5 million and $13.6 million as of March 31, 2017 and December 31, 2016, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended March 31, 2017 and 2016 was $0.9 million and $0.9 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and two other clients are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these three clients represented approximately 11.68% and 10.53% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively.

21.	FAIR VALUE MEASUREMENTS

The Company follows the guidance for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to the Company’s investments and forward contracts, interest rate swaps and other financial assets and liabilities.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$22.9	$—	$—	$22.9

Term Deposits	—	4.6	—	4.6

Interest Rate Swap	—	1.5	—	1.5

Total Assets Measured at Fair Value	$22.9	$6.1	$—	$29.0

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016:

	(In Millions)
	Level 1	Level 2	Level 3	Total

Short Term Investments-
Available for Sale Securities	$15.0	$—	$—	$15.0
Term Deposits	—	6.8	—	6.8
Interest Rate Swap	—	0.5		0.5

Total Assets Measured at Fair Value	$15.0	$7.3	$—	$22.3

22. TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of March 31, 2017 and December 31, 2016.

	(In Millions)
Balance Sheet Item	As of March 31, 2017	As of December 31, 2016
Short Term Investments	$4.32	$6.60
Non-Current Assets	0.24	0.23

Total	$4.56	$6.83

23.	Other Income (Expense), Net

The following table represents the components of other income (expense), net.

	Three Months Ended March 31,
	2017	2016
Interest expense	$(3,376)	$(570)
Interest income on term deposits	132	3,904
Gain (loss) on sale of mutual funds, net	231	701
Miscellaneous income	133	61

Total	$(2,880)	$4,096

24.	Reclassifications

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation.

25.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016. The Company adopted the amendments in ASU 2016-09 during the first quarter of 2017. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statements of Cash Flows. Certain changes under the ASU are required to be applied retrospectively, while other changes are required to be applied prospectively. There were no material impacts to the Company’s results of operations or liquidity as a result of adopting ASU 2016-09. The adoption of this ASU resulted in the following:

During the three months ended March 31, 2017, the Company has accounted on a prospective basis in the income statement for the income tax expense or benefit for the tax effects of differences recognized on or after the effective date of the equity-based payment awards between the deduction for an award for tax purposes and the cumulative compensation costs of that award recognized for financial reporting purposes. The Company has also presented on a prospective basis the excess tax benefits (deficiencies) as operating cash flows in its cash flow statement. Prior period cash flow statements have not been adjusted retrospectively to take into account the transition method.

The Company recognizes share-based payment forfeitures as they occur. Prior to adoption of this ASU, forfeitures were estimated in order to arrive at current period expense. There are no cumulative effect adjustments to accumulated deficit on the Consolidated Balance Sheet as of January 1, 2017 as a result of the adoption of these amendments.

Recently issued accounting standards

ASU 2014-09, Revenue from Contracts with Customers - Issued May 2014, was scheduled to be effective for Syntel beginning January 1, 2017, however on July 9, 2015, the FASB approved the proposal to defer the effective date of the ASU for public companies to January 1, 2018 with an option to elect to adopt the ASU as of the original effective date. The new standard is intended to substantially enhance the quality and consistency of how revenue is reported while also improving the comparability of the financial statements of companies using U.S. generally accepted accounting principles (GAAP) and those using International Financial Reporting Standards (IFRS). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The new guidance also addresses the accounting for some costs to obtain or fulfill a customer contract and provides a set of disclosure requirements intended to give financial statement users comprehensive information about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. The requirements of this ASU and its impact on the Company are being evaluated. We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We are in the process of reviewing existing revenue contracts for evaluating the required changes in line with the above standard. We are in the process of identifying and implementing changes to our processes to meet the standard’s updated reporting and disclosure requirements. We are also evaluating the internal control changes, if any, during the implementation of the standard. A transition method for this ASU is being evaluated.

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

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. The requirements of this ASU and its impact on the Company are currently being evaluated.

In June 2016, the FASB issued an update on Financial Instruments–Credit Losses (ASU 2016-13) Measurement of Credit Losses on Financial Instruments which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

In August 2016, the FASB issued an update on Statement of Cash Flows (Topic 230) - Clarification of certain cash receipts and cash payments (ASU 2016-15) which requires the Company to present and classify certain cash receipts and cash payments in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. A modified retrospective approach should be applied. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued an update on Statement of Cash Flows (Topic 230) - Restricted Cash (ASU 2016-18). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

In January 2017, the FASB issued an update (ASU 2017-04) to the standard on Intangibles–Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. A public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The requirements of this ASU are not expected to have material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing and Retail, Logistics and Telecom business segments. Net revenues for the three months ended March 31, 2017 decreased to $225.9 million from $241.4 million for the three months ended March 31, 2016, representing a 6.4% decrease. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers. Further, our investments in broadening account coverage, execution and in new offerings such as digital modernization and automation have a potential to contribute growth in the business across service lines and geographic regions. We also continue to invest in geographical expansion. Worldwide utilized billable headcount as of March 31, 2017 decreased by 5.2% to 16,736 employees as compared to 17,657 employees as of March 31, 2016. Soft macroeconomic trends, weak discretionary spending, project completions, and lower budgets and ongoing policy uncertainty contributed to a reduction in revenue. As of March 31, 2017, the Company had approximately 75.7% of its utilized billable workforce in India as compared to 74.6% as of March 31, 2016. The Company’s top five clients accounted for 56.3% of the total revenues in the three months ended March 31, 2017, down from 59.0% of its total revenues in the three months ended March 31, 2016. The Company’s top 10 clients accounted for 71.2% of the total revenues in the three months ended March 31, 2017 as compared to 73.4% in the three months ended March 31, 2016. The Company’s top 4-50 clients accounted for 48.7% of the total revenues in the three months ended March 31, 2017, up from 47.0% of its total revenues in the three months ended March 31, 2016.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 63.5% of total revenue for the three months ended March 31, 2017, from 62.8% for the three months ended March 31, 2016. The 0.7% increase in cost of revenues, as a percent of revenues, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable primarily to increases in benefit costs, immigration expenses and to rupee appreciation for the three months ended March 31, 2017 offset by a decrease in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services. During the three months ended March 31, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 1.74% as compared to the three months ended March 31, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 23 basis points, operating income by 43 basis points and net income by 44 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $106.0 million for the three months ended March 31, 2017 or 46.9% of total revenues, from $121.5 million, or 50.3% of total revenues for the three months ended March 31, 2016. The $15.5 million decrease was attributable primarily to a $55.8 million decrease in revenue from project completion and a $25.0 million decrease in revenues from existing projects, partially offset by a $65.3 million increase in revenues from new engagements.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 62.9% of total Banking and Financial Services revenues for the three months ended March 31, 2017, from 61.8% for the three months ended March 31, 2016. The 1.1% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable primarily to increases in benefit costs, immigration expenses and to rupee appreciation for the three months ended March 31, 2017 offset by decreases in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $37.6 million for the three months ended March 31, 2017, or 16.6% of total revenues from $38.4 million for the three months ended March 31, 2016, or 15.9% of total revenues. The $0.8 million decrease was attributable primarily to a $14.4 million decrease in revenue from project completion and a $3.3 million decrease in revenues from existing projects, partially offset by a $16.9 million increase in revenues from new engagements.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues decreased to 61.4% of total Healthcare and Life Sciences revenues for the three months ended March 31, 2017, from 64.6% for the three months ended March 31, 2016. The 3.2% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable primarily to decreases in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services offset by increases in benefit costs, immigration expenses and rupee appreciation for the three months ended March 31, 2017.

Insurance Revenues. Insurance revenues increased to $32.4 million for the three months ended March 31, 2017 or 14.3% of total revenues, from $30.5 million, or 12.7% of total revenues for the three months ended March 31, 2016. The $1.9 million increase was attributable primarily to revenues from new engagements contributing $8.8 million, partially offset by $4.9 million in lost revenues as a result of project completion, $1.4 million net reduction in revenues from existing projects and a 0.6 million reduction in revenue on account of uncollectibility from one customer.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, finder fees, trainee compensation and travel. Insurance cost of revenues increased to 66.1% of total insurance revenues for the three months ended March 31, 2017, from 65.4% for the three months ended March 31, 2016. The 0.7% increase in cost of revenues, as a percent of total revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable primarily to increases in benefit costs, immigration expenses and rupee appreciation for the three months ended March 31, 2017 offset by decreases in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services.

Manufacturing Revenues. Manufacturing revenues decreased to $9.5 million for the three months ended March 31, 2017 or 4.2% of total revenues, from $11.4 million, or 4.7% of total revenues for the three months ended March 31, 2016. The $1.9 million decrease was attributable primarily to a $1.9 million decrease in revenue from project completion and $1.8 million decrease in revenues from existing projects partially offset by and a $1.8 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 74.9% of total manufacturing revenues for the three months ended March 31, 2017, from 72.0% for the three months ended March 31, 2016. The 2.9% increase in cost of revenues for the three months ended March 31, 2017, as a percent of total Manufacturing revenues, as compared to the three months ended March 31, 2016, was attributable primarily to increases in benefit costs, immigration expenses and rupee appreciation for the three months ended March 31, 2017 offset by decreases in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $40.4 million for the three months ended March 31, 2017 or 17.9% of total revenues, from $39.6 million, or 16.4% of total revenues for the three months ended March 31, 2016. The $0.8 million increase was attributable primarily to a $32.1 million increase in revenues from new engagements and a $0.8 million net increase in revenues from existing projects, partially offset by $32.1 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 61.2% of total Retail, Logistics and Telecom revenues for the three months ended March 31, 2017, from 58.1% for the three months ended March 31, 2016. The 3.1% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable primarily to increases in benefit costs, immigration expenses and rupee appreciation for the three months ended March 31, 2017 offset by decreases in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services.

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

Corporate Direct Costs cost of revenues decreased to 0.2% of total revenue for the three months ended March 31, 2017, from 0.3% for the three months ended March 31, 2016. The 0.1% decrease in cost of revenues, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable primarily to increases in benefits cost, immigration expenses and rupee appreciation for the three months ended March 31, 2017 offset by decreases in compensation cost primarily due to decrease in headcount, travel expenses primarily due to decrease in onsite medical insurance claims in the first quarter of 2017 and decrease in contract services.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended March 31, 2017 were $30.29 million or 13.4% of total revenues, compared to $29.68 million or 12.3% of total revenues for the three months ended March 31, 2016.

Selling, general and administrative expenses for the three months ended March 31, 2017 were impacted by a decrease in revenue of $15.52 million that resulted in a 0.9% increase in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to increases on account of; allowance for doubtful accounts provision of $1.33 million, corporate social responsibility related expenditure of $1.13 million, office expenses of $0.46 million offset by decreases on account of; foreign exchange gain of $1.88 million (a gain of $1.58 million in the first quarter of 2017 versus a loss of $0.31 million in the first quarter of 2016), travel expenses $0.10 million and other expenses of $0.34 million.

Other Income (Expense), Net. Other income (expenses), net includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (expense), net for the three months ended March 31, 2017 was ($2.88) million or -1.3% of total revenues, compared to $4.10 million or 1.7% of total revenues for the three months ended March 31, 2016. The decrease in other income (expense), net of $6.98 million was attributable to a decrease in interest income of $3.72 million, a decrease in gains from the sale of mutual funds of $0.47 million and an increase in interest expenses of $2.79 million.

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

During the three months ended March 31, 2017 and 2016, the effective income tax rates were 22.1% and 17.3%, respectively. The effective tax rate for the three months ended March 31, 2017, was impacted by a one-time reversal of valuation allowance of $2.92 million and an additional charge of $0.9 million( net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the three months ended March 31, 2017 would have been 26.2%.

The tax rate for the three months ended March 31, 2016 was impacted by the reversal of unrecognized tax benefits of $ 3.07 million and by higher offshore profits and lower onsite profits, the taxable/nontaxable and onsite/offshore revenue and expense mix and exchange gain.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments, gain (losses) on cash flow hedge reserve, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended March 31, 2017 the other comprehensive income amounted to $6.8 million, primarily attributable to foreign currency translation adjustments of $6.2 million and effective portion of gains on the cash flow hedge reserve on Swap of $1.0 million.

During the three months ended March 31, 2016 the other comprehensive loss amounted to $0.07 million, primarily attributable to foreign currency translation adjustments of $1.2 million.

FINANCIAL POSITION

Cash and Cash Equivalents and Short term investments: Cash and cash equivalents and short term investments decreased to $74.1 million at March 31, 2017 from $1,084.1 million at March 31, 2016. The decrease was primarily due to the payment of the special dividend during the third quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of March 31, 2017, the total cash and cash equivalents and short term investment balances was $74.1 million. Out of that balance, $60.7 million was held by Indian subsidiaries and was composed of $31.8 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

Net cash provided by operating activities was $25.8 million for the three months ended March 31, 2017, consisting principally of net income from operations, a decrease in accounts receivable offset by a decrease in other liabilities, and an increase in other assets. The number of days sales outstanding in net accounts receivable was approximately 56 days and 59 days as of March 31, 2017 and 2016, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2017.

Net cash used by investing activities was $6.6 million for the three months ended March 31, 2017, consisting principally of the purchase of mutual funds of $53.4 million , purchase of term deposits with banks of $0.3 million and $2.5 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment offset by $46.8 million from sales of mutual funds and $2.8 million from maturities of term deposits with banks.

Net cash used by financing activities was $52.5 million for the three months ended March 31,2017, consisting principally of the repayment of loans and borrowing of $52.5 million.

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

As of March 31, 2017, the interest rates were 2.28% for the Term Loan and 2.28% and 2.27% for the two portions of the Revolving Facility.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap on November 30, 2016. The Company has designated this Interest rate swap (“Swap”) in a hedging relationship with the term loan. The Swap is recorded at fair value and a gain of $1.0 million during the three months ended March 31, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding debit in Other current assets and other long-term assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of March 31, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period
Beginning from	Until	Amt in Mn per quarter
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

Principal payments on the Term Loan are due every quarter. During the three months ended March 31, 2017, principal payments of $7.5 million was made.

During the three months ended March 31, 2017, a principal pre-payment of $45.0 million was made towards the revolving facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of March 31, 2017, the Company was in compliance with all financial covenants.

As of March 31, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $292.0 million and $154.6 million (net of $0.9 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at March 31, 2017 are as follows:

		(In thousands)
	Term Loan	Revolving Facility

2017	$13,125
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$155,000

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed critical accounting policies and the estimates with Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended March 31, 2017 and 2016 revenues from time and material contracts constituted 57% and 59%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2017 and 2016, revenues from fixed price application management and support engagements constituted 36% and 32% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended March 31, 2017 and 2016, revenues from fixed price application development and integration contracts constituted 7% and 9% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $2.1 million and $0.8 million respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

Accruals for Legal Expenses and Exposures. The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company’s estimates regarding legal contingencies are based on information known about the matters and its experience in contesting, litigating and settling similar matters. It is the opinion of management with respect to pending or threatened litigation matters that unfavorable outcomes are neither probable nor remote and that estimates of possible loss are not able to be made. Although actual amounts could differ from management’s estimate, none of the pending or threatened actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during three months ended March 31, 2017. During the three months ended March 31, 2017, there was no accrual related to litigation.

Undistributed earnings of foreign subsidiaries.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in quarter ended March 31, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides taxes on any foreign earnings in excess of these requirements. The March 31, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2017, the Company would have accrued taxes of approximately $28.7 million.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at March 31, 2017.

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

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	March 30,	December 31,
ASSETS	2017	2016
	(in thousands)

Cash and cash equivalents	$46,886	$78,332
Short-term investments	27,176	21,614

Total	$74,062	$99,946

As of March 31, 2017, the total cash and cash equivalents and short-term investment balance was $74.1 million. Out of the above, an amount of $60.7 million was held by Indian subsidiaries which were comprised of an amount of $31.8 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and its senior credit facility. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investments are in high-quality Indian Mutual Funds and, by policy, limit the amount of credit exposure to any one issuer. At any time, changes in interest rates could have a material impact on interest earnings for our investment portfolio. The Company strives to protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in interest earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations, or the Company may suffer a loss in principal if the Company is forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at March 31, 2017 and December 31, 2016, the Company held 39% and 24% of total funds in Indian rupees.

The Company is also exposed to variable interest rate risk under the Senior Credit Facility. In connection with the Senior Credit Facility, the Company entered into an Interest Rate Swap arrangement (the “Swap”) on November 30, 2016 to hedge interest rate risk on the Term Loan. The Swap is designed to reduce the variability of future interest payments with respect to the term loan by effectively fixing the annual interest rate payable on the Term Loan’s outstanding principal.

The Swap is recorded at fair value and gain arising of $1.0 million during the period is recorded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and Deferred income taxes and other non-current assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $10.19 million in the fair value of the

Swap as of March 31, 2017. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the Swap of approximately $9.8 million as of March 31, 2017.

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

During the three months ended March 31, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 1.90% as compared to the three months ended December 31, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 26 basis points, operating income by 47 basis points and net income by 48 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.5% and 79.4% of the expenses, respectively.

The rupee appreciation has resulted in foreign currency translation adjustments of $6.2 million, during the three months ended March 31, 2017, which has been reported as other comprehensive income.

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

During the three months ended March 31, 2017, the Company did not enter into new foreign exchange forward contracts. At March 31, 2017, no foreign exchange forward contracts were outstanding.

The Company managed exposure to interest risk by investing in high-quality Indian Mutual Funds, by adhering to policies that limit the amount of credit exposure to any one issuer, by avoiding use of any derivative financial instruments, by entering into foreign exchange forward contracts and option contracts with only financially sound banks that have passed Syntel internal review to hedge no more than 100% of the Company’s India-based entity revenue, and by generally, limiting foreign exchange forward contracts and option contracts to maturities of one to six months. The Company also specifically discloses any net gain or loss on contracts, which are not designated as hedges, under the heading of “Other Income (expense), net” in the Statement of Income.

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

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

SYNTEL, INC.

Date: April 27, 2017	/s/ Rakesh Khanna
Rakesh Khanna,
Interim Chief Executive Officer and President (principal executive officer)

Date: April 27, 2017	/s/ Anil Agrawal
Anil Agrawal,
Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase