Form 10-Q
period 2017-06-30
SYNTEL INC
filed 2017-07-31
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Common Stock, no par value: 83,675,545 shares outstanding as of June 30, 2017.

SYNTEL, INC.

PART I

Item 1.	FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Net revenues	$226,811	$246,018	$452,680	$487,408
Cost of revenues	145,351	155,033	288,798	306,699

Gross profit	81,460	90,985	163,882	180,709
Selling, general and administrative expenses	28,699	18,265	58,990	47,942

Income from operations	52,761	72,720	104,892	132,767
Interest expense	(3,216)	(575)	(6,592)	(1,145)
Other income	462	5,450	958	10,116

Other income(expense), net (See note23)	(2,754)	4,875	(5,634)	8,971

Income before provision for income taxes	50,007	77,595	99,258	141,738
Income tax expense	13,355	18,804	24,226	29,890

Net income	$36,652	$58,791	$75,032	$111,848

Other comprehensive income(loss)
Foreign currency translation adjustments	$937	$(16,094)	$7,112	$(17,334)
Gains/(losses) on derivatives:
Gain(loss) arising during period on cash flow hedges	(672)	—	291	—
Unrealized gains on securities:
Unrealized holding gains arising during period	198	970	241	1,803
Reclassification adjustment for gains included in net income	(89)	(1,130)	(81)	(69)

	109	(160)	160	1,734
Defined benefit pension plans:
Net profit (loss) arising during period	—	—	6	—
Amortization of prior service cost included in net periodic pension cost	24	19	32	35

	24	19	38	35

Other comprehensive Income (loss), before tax	398	(16,235)	7,601	(15,565)
Income tax benefit (expenses) related to other comprehensive loss	224	22	(179)	(713)

Other comprehensive Income (loss), net of tax	622	(16,213)	7,422	(16,278)

Comprehensive income	$37,274	$42,578	$82,454	$95,570

Earnings per share:
Basic	$0.44	$0.70	$0.90	$1.33
Diluted	$0.44	$0.70	$0.89	$1.33

Weighted average common shares outstanding:
Basic	83,818	84,140	83,807	84,126

Diluted	83,853	84,278	83,844	84,272

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$57,447	$78,332
Short-term investments	29,562	21,614
Accounts receivable, net of allowance for doubtful accounts of $2,143 at June 30, 2017 and $801 at December 31, 2016, respectively.	106,060	118,299
Revenue earned in excess of billings	21,319	25,039
Other current assets	33,352	36,306

Total current assets	247,740	279,590

Property and equipment	237,700	227,056
Less accumulated depreciation and amortization	130,495	120,580

Property and equipment, net	107,205	106,476

Goodwill	906	906
Non-current term deposits with banks Deferred income taxes and other non-current assets	237 78,018	225 67,346

TOTAL ASSETS	$434,106	$454,543

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities:
Accounts payable	$9,756	$10,760
Accrued payroll and related costs	49,131	56,650
Income taxes payable	19,611	15,195
Accrued liabilities	21,164	20,799
Deferred revenue	4,827	7,973
Loans and borrowings	20,449	21,264

Total current liabilities	124,938	132,641

Deferred income taxes and other non-current liabilities	28,953	26,373
Non-current loans and borrowings	377,468	478,616

TOTAL LIABILITIES	531,359	637,630

Commitments and contingencies (See Note 16)

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit	(97,253)	(183,087)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$434,106	$454,543

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(IN THOUSANDS)

	Common Stock			Restricted Stock		Additional Paid-In Capital	Retained (Deficit)/ Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ (Deficit)
	Shares	Amount	Treasury Stock	Shares	Amount
Balance, December 31, 2016	83,635	$1	$(9,990)	670	$45,033	$67,422	$(30,648)	$(254,905)	$(183,087)
Net income							75,032		75,032
Other comprehensive income, net of tax								7,422	7,422
Restricted stock activity	41			(68)	3,380				3,380

Balance, June 30, 2017	83,676	$1	$(9,990)	602	$48,413	$67,422	$44,384	$(247,483)	$(97,253)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	75,032	111,848
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,442	7,362
Provision for doubtful accounts / advances	1,349	38
Realized gains on sales of short term investments	(531)	(2,477)
Deferred income taxes	(3,944)	(2,517)
Compensation expense related to restricted stock	4,585	3,682
Unrealized foreign exchange (income) loss	(2,237)	406

Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	16,755	1,259
Other current assets	6,487	(5,261)
Accounts payable, income tax payable, accrued payroll and other liabilities	(13,404)	(1,004)
Deferred revenue	(3,095)	(3,686)

Net cash provided by operating activities	88,439	109,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(4,434)	(9,133)
Proceeds from sale of property and equipment	94	157
Purchase of mutual funds	(113,611)	(92,702)

Purchase of term deposits with banks	(812)	(219,235)
Proceeds from sales of mutual funds	104,762	135,179
Maturities of term deposits with banks	3,681	314,845

Net cash (used in) provided by investing activities	(10,320)	129,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	—	23
Proceeds from loans and borrowings	—	60,250
Repayment of loans and borrowings	(101,250)	(93,125)

Net cash (used in) financing activities	(101,250)	(32,852)

Effect of foreign currency exchange rate changes on cash	2,246	(3,962)

Change in cash and cash equivalents	(20,885)	201,947
Cash and cash equivalents, beginning of period	78,332	500,499

Cash and cash equivalents, end of period	57,447	702,446

Supplemental disclosures of cash flow information:
Cash paid for income taxes	17,124	37,540
Cash paid for interest	7,407	1,152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2017 and December 31, 2016, and the results of their operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The year-end condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, Inc., a Michigan corporation (“Syntel”), its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

The wholly owned subsidiaries of Syntel, Inc. are:

•	SkillBay LLC, a Michigan limited liability company (“SkillBay”);

•	Syntel (Australia) Pty. Ltd., an Australian limited liability company;

•	Syntel Canada Inc., an Ontario limited liability company;

•	Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”);

•	Syntel Delaware, LLC, a Delaware limited liability company (“Syntel Delaware”);

•	Syntel Deutschland GmbH, a German limited liability company;

•	Syntel Europe Limited, a United Kingdom limited liability company;

•	Syntel Holding (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel (Hong Kong) Limited, a Hong Kong limited liability company;

•	Syntel (Mauritius) Limited, a Mauritius limited liability company;

•	Syntel Private Limited, an Indian limited liability company (“Syntel India”);

•	Syntel Solutions Mexico, S. de R.L. de C.V., a Mexican limited liability company;

•	Syntel SPC, Inc., a Michigan corporation; and

•	Syntel Worldwide (Mauritius) Limited, a Mauritius limited liability company.

The wholly owned subsidiaries of Syntel Europe Limited are:

•	Intellisourcing, SARL, a French limited liability company;

•	Syntel Poland, sp. z o.o., a Polish limited liability company (“Syntel Poland”);

•	Syntel Solutions BV, a Netherlands limited liability company; and

•	Syntel Switzerland GmbH, a Switzerland limited liability company.

The partially owned joint venture of Syntel Delaware is:

•	State Street Syntel Services (Mauritius) Limited, a Mauritius limited liability company (“SSSSML”).

The wholly owned subsidiary of SSSSML is:

•	State Street Syntel Services Private Limited, an Indian limited liability company (“SSSSPL”).

The wholly owned subsidiaries of Syntel (Mauritius) Limited are:

•	Syntel Global Private Limited, an Indian limited liability company;

•	Syntel International Private Limited, an Indian limited liability company; and

•	Syntel Technologies (Mauritius) Limited, a Mauritius limited liability company.

The wholly owned subsidiaries of Syntel Holding (Mauritius) Limited are:

•	Syntel Services Private Limited, an Indian limited liability company;

•	Syntel Software (Mauritius) Limited, a Mauritius limited liability company; and

•	Syntel Solutions (Mauritius) Limited, a Mauritius limited liability company.

The wholly owned subsidiary of Syntel Solutions (Mauritius) Limited is:

•	Syntel Solutions (India) Private Limited, an Indian limited liability company.

The wholly owned subsidiary of Syntel Worldwide (Mauritius) Limited is:

•	Syntel (Singapore) PTE Limited, a Singapore limited liability company.

The wholly owned subsidiary of Syntel (Singapore) PTE Limited is:

•	Syntel Infotech, Inc., a Philippines corporation.

The wholly owned subsidiary of Syntel Technologies (Mauritius) Limited is:

•	Syntel Technologies LLP, an Indian limited liability partnership.

The wholly owned subsidiary of Syntel Software (Mauritius) Limited is:

•	Syntel Software LLP, an Indian limited liability partnership.

3.	USE OF ESTIMATES

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

6.	STOCK REPURCHASE PLANS

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

All derivatives are carried at fair value in our consolidated balance sheets in the following line items, as applicable: other current assets; deferred income taxes and other non-current assets; accounts payable; and deferred income taxes and other non-current liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

The following table provides information on the location and fair value of the derivative financial instrument included in our consolidated statement of financial positions as of June 30, 2017.

Particulars	Notional amount outstanding	Fair value of derivative and location on statement of financial position as on 30th June 2017		Loss on fair value for three months ended June 30, 2017		Gain on fair value for six months ended June 30, 2017
				Effective	Ineffective	Effective	Ineffective
(In thousands)
Cash flow hedge		Deferred income taxes and other non-current assets	Other current assets
Pay fixed interest rate swap	$288.8 Million	$765	$59	$(672)	—	$291	—

The following table presents the net gains (losses) recorded in accumulated other comprehensive (loss) income relating to the Swap contract designated as cash flow hedges for the periods ending June 30, 2017 and 2016.

Gains on Derivatives:

			(In thousands)
	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2017	2016	2017	2016
Gains (Loss) recognized in other comprehensive income	$(672)	$—	$291	$—

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

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in “Other income (expense), net” unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter-party is a bank, these contracts may also have a material impact on the financial statements.

The Company’s Indian subsidiaries, whose functional currency is the Indian rupee, periodically enter into foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars to mitigate the risk of changes in foreign exchange rates on U.S. dollar denominated assets, primarily comprised of receivables from the parent Company (Syntel, Inc.) and other direct customers, and liabilities recorded on the books of the Indian subsidiaries. These forward contracts are denominated in U.S. dollars.

These forward contracts do not qualify for hedge accounting under ASC 815, “Derivative and Hedging.” Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under “Other income (expense), net.” The related cash flow impacts of all of our derivative activities are recorded in the CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS statement under cash flows from operating activities.

During the period ended June 30, 2017, the Company did not enter into any foreign exchange forward contracts. At June 30, 2017 and December 31, 2016, no foreign exchange forward contracts were outstanding.

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended June 30, 2017 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain(losses) on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(248,035)	$904	$362	$(1,336)	$(248,105)

Other comprehensive income (loss) before reclassifications	937	(406)	136	—	667
Amounts reclassified from accumulated other comprehensive income (loss)	—		(63)	18	(45)

Net current-period other comprehensive income	$937	(406)	$73	$18	$622

Ending Balance	$(247,098)	$498	$435	$(1,318)	$(247,483)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2017 are as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income ,net	$(89)	$26	$(63)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$24	$(6)	$18

The changes in balances of accumulated other comprehensive loss for the three months ended June 30, 2016 are as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(236,476)	$1,586	$(784)	$(235,674)

Other comprehensive income (loss) before reclassifications	(16,109)	634	—	(15,475)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(750)	12	(738)

Net current-period other comprehensive income (loss)	$(16,109)	$(116)	$12	$(16,213)

Ending Balance	$(252,585)	$1,470	$(772)	$(251,887)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2016 are as follows:

				(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,130)	$380	$(750)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$19	$(7)	$12

The changes in balances of accumulated other comprehensive loss for the six months ended June 30, 2017 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(254,210)	322	$328	$(1,345)	$(254,905)
Other comprehensive income(loss) before reclassifications	7,112	176	165	6	7,459
Amounts reclassified from accumulated other comprehensive income (loss)	—		(58)	21	(37)

Net current-period other comprehensive income (loss)	$7,112	176	$107	$27	$7,422

Ending Balance	$(247,098)	498	$435	$(1,318)	$(247,483)

Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income(loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income, net	$(81)	$23	$(58)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$32	$(11)	$21

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2016 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(235,146)	$332	$(795)	$(235,609)

Other comprehensive income(loss) before reclassifications	(17,439)	1,184	—	(16,255)
Amounts reclassified from accumulated other comprehensive Income(loss)	—	(46)	23	(23)

Net current-period other comprehensive income	$(17,439)	$1,138	$23	$(16,278)

Ending Balance	$(252,585)	$1,470	$(772)	$(251,887)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(69)	$23	$(46)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$35	$(12)	$23

9.	TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax benefit (expense) on other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Foreign currency translation adjustments	$—	$(15)	$—	$(105)
Unrealized gain (loss) on derivatives designated as cash flow hedges	266	—	(115)
Tax benefit(expense) on unrealized gains(losses) on securities	(36)	44	(53)	(596)
Tax benefit(expense) on defined benefit pension plans	(6)	(7)	(11)	(12)

Total tax benefit(expense) on other comprehensive income(loss)	$224	$22	$(179)	$(713)

10.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For the purpose of reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of June 30, 2017 and December 31, 2016, were $57.4 million and $78.3 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $4.0 million and $6.6 million at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes short-term investments as of June 30, 2017 and December 31, 2016:

	2017	2016
	June 30	December 31
	(In thousands)
Investments in mutual funds at fair value	$25,603	$15,016
Term deposits with banks	3,959	6,598

Total	$29,562	$21,614

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of June 30, 2017 and December 31, 2016 non-current term deposits with banks were $0.24 and $0.23 million, respectively. Term deposits with banks include restricted deposits of $0.61 million and $0.44 million as of June 30, 2017 and December 31, 2016, respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

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

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016 (the “First Amendment Effective Date”) and July 18, 2017 (the “Second Amendment Effective Date”),(“Senior Credit Facility”) with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As of June 30, 2017, the interest rates were 2.48% for the Term Loan and 2.48% and 2.27% for the two portions of the Revolving Facility.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap on November 30, 2016. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a loss of $0.7 million and gain of $0.3 million during the three months and six months ended June 30, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of June 30, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	September 30, 2021	7.500

Principal payments on the Term Loan are due every quarter. During the three months and six months ended June 30, 2017, principal payments of $3.75 million and $11.25 million were made.

During the three months and six months ended June 30, 2017, a principal pre-payment of $45.0 million and $90.0 million were made towards the Revolving Facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of June 30, 2017, the Company was in compliance with all financial covenants.

As of June 30, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $288.2 million and $109.7 million (net of $0.9 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at June 30, 2017 are as follows:

		(In thousands)
	Term Loan	Revolving Facility
	Principal Payments	Principal Payments
2017	$9,375
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$110,000

12.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	(in thousands, except per share earnings)
	Three Months Ended June 30,
	2017		2016
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
Basic earnings per share	83,818	$0.44	84,140	$0.70
Potential dilutive effect of restricted stock units outstanding	35	—	138	—

Diluted earnings per share	83,853	$0.44	84,278	$0.70

	(in thousands, except per share earnings)
	Six Months Ended June 30,
	2017		2016
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
Basic earnings per share	83,807	$0.90	84,126	$1.33
Potential dilutive effect of restricted stock units outstanding	37	(0.01)	146	—

Diluted earnings per share	83,844	$0.89	84,272	$1.33

13.	SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

Syntel’s leadership evaluates the Company’s performance and allocates resources based on segment revenues and segment cost of revenues. Segment gross profit is defined as gross profit before Corporate Direct Costs.

The Company’s cost of revenues consist of costs directly associated with billable professionals in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Generally, the cost of revenues for each operating segment has similar characteristics and is subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and cost of revenues to differing degrees.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and six months ended June 30, 2017 and June 30, 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net Revenues:

Banking and Financial Services	$103,663	$120,351	$209,632	$241,809
Healthcare and Life Sciences	39,614	39,998	77,176	78,361
Insurance	33,102	32,271	65,501	62,820
Manufacturing	9,451	11,838	18,982	23,254
Retail, Logistics and Telecom	40,981	41,560	81,389	81,164

	$226,811	$246,018	$452,680	$487,408

Gross Profit:
Banking and Financial Services	37,681	43,892	76,993	90,297
Healthcare and Life Sciences	15,455	16,669	29,945	30,266
Insurance	10,348	11,420	21,319	21,981
Manufacturing	2,498	3,619	4,887	6,816
Retail, Logistics and Telecom	16,027	16,087	31,708	32,694

Total Segment Gross Profit	82,009	91,687	164,852	182,054
Corporate Direct cost	(549)	(702)	(970)	(1,345)

Gross Profit	$81,460	$90,985	$163,882	$180,709
Selling, general and administrative expenses	28,699	18,265	58,990	47,942

Income from operations	$52,761	$72,720	$104,892	$132,767

During the three and six months ended June 30, 2017, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from American Express Corp., State Street Bank and Federal Express Corp. were $37.6 million, $34.1 million and $31.6 million, respectively, during the three months ended June 30, 2017, contributing approximately 16.6%, 15.0% and 13.9%, respectively of total consolidated revenues. The revenues from American Express Corp. and State Street Bank were generated in the

Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended June 30, 2016 from American Express Corp., State Street Bank and Federal Express Corp. were $53.7 million, $33.5 million and $30.5 million, respectively, contributing approximately 21.8%, 13.6% and 12.4%, respectively, of total consolidated revenues. During the six months ended June 30, 2017, revenues from American Express Corp., State Street Bank and Federal Express Corp. were $79.8 million, $67.9 million and $61.7 million, respectively, contributing approximately 17.6%, 15.0% and 13.6%, respectively, of total consolidated revenues. The corresponding revenues for the six months ended June 30, 2016 from American Express Corp., State Street Bank and Federal Express Corp. were $109.0 million, $67.4 million and $59.3 million, respectively, contributing approximately 22.4%, 13.8% and 12.2%, respectively, of total consolidated revenues. At June 30, 2017 and December 31, 2016, accounts receivable from American Express Corp. were $15.4 million and $24.3 million, respectively. Accounts receivable from State Street Bank were $15.9 million and $10.9 million, respectively, at June 30, 2017 and December 31, 2016. Accounts receivable from Federal Express Corp. were $11.5 million and $17.8 million, respectively, at June 30, 2017 and December 31, 2016.

14.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues (1)	2017	2016	2017	2016
	(in thousands)		(in thousands)
North America (2)	$203,373	$219,730	$406,949	$435,440
India	1,056	1,596	2,214	3,061
Europe (3)	21,734	24,084	42,253	47,711
Rest of the World	648	608	1,264	1,196

Total revenue	$226,811	$246,018	$452,680	$487,408

	As of	As of
Long-Lived Assets (4)	June, 30	December, 31
	2017	2016
	(in thousands)
North America (2)	$2,850	$3,307
India	103,111	102,638
Europe (3)	1,467	632
Rest of the world	683	805

Total	$108,111	$107,382

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

15.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1%	0.4%	1.9%	0.5%
City taxes	0.2%	0.1%	0.1%	0.1%
Foreign effective tax rates different from US statutory rate	(9.6)%	(11.3)%	(10.6)%	(12.3)%
Prior Year related state tax payment			0.9%
Valuation Reserve Adjustment	—	—	(2.9%)	(2.2)%

Effective Income Tax Rate	26.7%	24.2%	24.4%	21.1%

The effective tax rate for the three months ended June 30, 2017, was impacted by onsite/offshore profits mix, the taxable/nontaxable and onsite/offshore revenue and expense mix of the Company.

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

During the three months ended March 31, 2017, the Company reversed a valuation allowance against deferred tax assets recognized on the minimum alternative tax (“MAT”) of $2.92 million due to the extension of the MAT credit carry forward period which was enacted in March 2017. The MAT credit can be carried forward and set-off against future taxes payable for up to 15 years versus the earlier provision on MAT credit that allowed the MAT credit to be carried forward and set-off against future taxes payable for only up to 10 years.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended June 30, 2017 and 2016, the Company has accrued interest of approximately $0.24 million and $0.001 million, respectively. During the six months ended June 30, 2017 and 2016, the Company has accrued interest of approximately $0.28 million and $0.041 million respectively. The Company has accrued approximately $1.81 million and $1.45 million for interest and penalties as of June 30, 2017 and December 31, 2016, respectively.

The liability for unrecognized tax benefits was $70.84 million and $68.51 million as of June 30, 2017 and December 31, 2016, respectively. The Company has paid income taxes of $43.58 million and $41.41 million against the liabilities for unrecognized tax benefits of $70.84 million and $68.51 million, as of June 30, 2017 and December 31, 2016, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for tax disputes of $1.66 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Taxes which are disputed and pending at various levels (including potential tax disputes) of $15.27 million for the financial year 1996-97 to June 30, 2017, which is after providing $53.97 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Service Tax Audit

Syntel India regularly files quarterly service tax refund applications and claims refunds of service tax on input services, which remain unutilized against a lack of service tax on export of services. As of June 30, 2017, Syntel Indian entities have not provided against service tax refund claims of $4.15 million disputed by the Indian Service Tax Department which are pending at various levels.

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

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides taxes on any foreign earnings in excess of these requirements. The June 30, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2017, the Company would have accrued taxes of approximately $33.5 million.

Local Taxes

As of June 30, 2017, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2016, the local tax liability provision was approximately $0.4 million, equal to $0.3 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of June 30, 2017 of $37.99 million (net of valuation allowance of $2.47 million) must be utilized before March 31 of the following financial years and will expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2022-2023	0.20
2023-2024	0.27
2024- 2025	1.00
2025- 2026	1.85
2026- 2027	0.82
2027- 2028	6.16
2028- 2029	7.29
2029- 2030	8.00
2030- 2031	10.30
2031- 2032	3.29
2032- 2033	1.28
Total	40.46
Less: valuation allowance	(2.47)
Total (net of valuation allowance)	37.99

16.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2017, and December 31, 2016, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $29.0 million and $33.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower     end of an estimated range of potential liability. As at December 31, 2016, the Company has recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during three months ended March 31, 2017. During the six months ended June 30, 2017, there was no accrual related to litigation.

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

On November 30, 2016, Company’s Board of Directors and the Compensation Committee established a program for a one-time grant of Restricted Stock Units (“RSUs”) to certain senior management employees. The parameters of the program and the restrictions on the RSUs granted are consistent with the 2016 Plan approved by shareholders on June 8, 2016, except as follows:

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

The RSUs will be forfeited if the employee ceases to be an employee of the Company or if the employee does not retain Purchased Shares equal to four times the remaining RSUs from the Grant through the applicable restriction period. No stock options were issued for the three months and six months ended June 30, 2017 and 2016 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on the Company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2017 and 2016 was $2.1 million (including charges for restricted stock units and a dividend equivalent) and $1.9 million, respectively, including a charge for restricted stock and for the six months ended June 30, 2017 and 2016 was $4.6 million (including charges for restricted stock units and a dividend equivalent) and $3.7 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock Units:

On different dates during the years ended December 31, 2016, 2015 and 2014,and for the six months ended June 30, 2017, the Company issued restricted stock awards (adjusted to account for the 2014 stock split) of 415,519, 135,440, 293,904 and 39,022, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on a graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $0.5 million during the three months ended June 30, 2017 and $1.2 million during the six months ended June 30, 2017.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and six months ended June 30, 2017 and 2016 was as follows:

			(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenues	$957	$729	$1,937	$1,389
Selling, general and administrative expenses	1,159	1,132	2,648	2,293

	$2,116	$1,861	$4,585	$3,682

No cash was received from option exercises under all share-based payment arrangements for the six months ended June 30, 2017 and 2016, respectively.

A summary of the activity for restricted stock unit awards granted under our stock-based compensation plans as of June 30, 2017 and December 31, 2016 and changes during the period ended are presented below:

	Six Months Ended June 30, 2017		Year ended December 31, 2016
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	669,556	$29.16	465,290	$41.47
Granted	39,022	$17.23	415,519	$20.57
Vested	(40,590)	$41.69	(198,725)	$39.10
Forfeited	(66,165)	$37.99	(12,528)	$43.77

Unvested Total	601,823	$26.57	669,556	$29.16

As of June 30, 2017, $12.0 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.85 years.

18.	VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge (reversal) for unutilized earned leave was $(0.04) million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively.

The gross charge (reversal) for unutilized earned leave of $(0.04) million during the three months ended June 30 ,2017 was primarily on account of reversal of leave cost for the differential between leave accruals and actual amount paid due to change in scheme of leave encashment availed by employees during second quarter of 2017.

The gross charge for unutilized earned leave was $0.4 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.

The amounts accrued for unutilized earned leave are $20.5 million and $23.1 million as of June 30, 2017 and December 31, 2016, respectively, and are included within accrued payroll and related costs.

19.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel, Inc.’s U.S. payroll. Eligible employees may contribute up to the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through June 30, 2017, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2017 and 2016 was $1.5 million and $1.6 million, respectively and for six months ended June 30, 2017 and 2016 was $2.9 million and $3.1 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $15.6 million and $13.6 million as of June 30, 2017 and December 31, 2016, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.9 million, respectively, and for six months ended June 30, 2017 and 2016 was $1.9 million and $1.8 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 11.2% and 10.7% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively and 11.5% and 10.6% for the six months ended June 30, 2017 and 2016, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017:

				(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$25.6	$—	$—	$25.6
Term Deposits	—	4.2	—	4.2
Interest Rate Swap	—	0.8	—	0.8

Total Assets Measured at Fair Value	$25.6	$5.0	$—	$30.6

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016:

				(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$15.0	$—	$—	$15.0
Term Deposits	—	6.8	—	6.8
Interest Rate Swap	—	0.5		0.5

Total Assets Measured at Fair Value	$15.0	$7.3	$—	$22.3

22.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of June 30, 2017 and December 31, 2016.

		(In Millions)
Balance Sheet Item	As of June 30, 2017	As of December 31, 2016
Short Term Investments	$3.96	$6.60
Non-Current Assets	0.24	0.23

Total	$4.20	$6.83

23.	Other Income (Expense), Net

The following table represents the components of other income (expense), net.

			(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest expense	$(3,216)	$(575)	$(6,592)	$(1,145)
Interest income on term deposits	93	3,581	225	7,485
Gain on sale of mutual funds, net	329	1,778	560	2,479
Miscellaneous income	40	91	173	152

Total	$(2,754)	$4,875	$(5,634)	$8,971

24. Reclassifications

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation.

25.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016. The Company adopted the amendments in ASU 2016-09 during the first quarter of 2017. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statements of Cash Flows. Certain changes under the ASU are required to be applied retrospectively, while other changes are required to be applied prospectively. There were no material impacts to the Company’s results of operations or liquidity as a result of adopting ASU 2016-09. The adoption of this ASU resulted in the following:

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

Evaluation of existing revenue contracts for any changes in line with above standard is in process with the help of experts. We are in the process of identifying and implementing changes to our processes to meet the standard’s updated reporting and disclosure requirements. We are also evaluating the internal control changes, if any, during the implementation of the standard. A transition method for this ASU is being evaluated.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting guidance which provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when accounting for a change in the terms or conditions of a share-based payment award. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

26.	SUBSEQUENT EVENTS

The Board has authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is effective on July 25, 2017 and is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended June 30, 2017 decreased to $226.8 million from $246.0 million for the three months ended June 30, 2016, representing a 7.8% decrease. Worldwide utilized billable headcount as of June 30, 2017 decreased by 4.2% to 16,887 employees as compared to 17,632 employees as of June 30, 2016. Soft macroeconomic uncertainty, industry specific or policy related headwinds, lower budgets and extended decision cycle contributed to a reduction in revenue. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers. Further, our investments in broadening account coverage, execution and in new offerings such as digital modernization and automation have a potential to contribute growth in the business across service lines and geographic regions. We also continue to invest in geographical expansion. As of June 30, 2017, the Company had approximately 75.8% of its utilized billable workforce in India as compared to 75.4% as of June 30, 2016. The Company’s top five clients accounted for 54.7% of the total revenues in the three months ended June 30, 2017, down from 58.1% of its total revenues in the three months ended June 30, 2016. The Company’s top five clients accounted for 55.4% of the total revenue in the six months ended June 30, 2017 as compared to 58.6% of its total revenue in the six months ended June 30, 2016. The Company’s top 10 clients accounted for 68.9% of the total revenues in the three months ended June 30, 2017 as compared to 72.3% in the three months ended June 30, 2016. The Company’s top 10 clients accounted for 70.0% of the total revenues in the six months ended June 30, 2017 as compared to 72.8% in the six months ended June 30, 2016. The Company’s top 4-50 clients accounted for 50.3% of the total revenues in the three months ended June 30, 2017, up from 47.6% of its total revenues in the three months ended June 30, 2016. The Company’s top 4-50 clients accounted for 49.4% of the total revenues in the six months ended June 30, 2017, up from 47.2% of its total revenues in the six months ended June 30, 2016.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 64.1% of total revenue for the three months ended June 30, 2017, from 63.0% for the three months ended June 30, 2016. The 1.1% increase in cost of revenues, as a percent of revenues, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims. During the three months ended June 30, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 3.86% as compared to the three months ended June 30, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 62 basis points, operating income by 104 basis points and net income by 111 basis points, each as a percentage of revenue.

The cost of revenues increased to 63.8% of total revenue for the six months ended June 30, 2017, from 62.9% for the six months ended June 30, 2016. The 0.9% increase in cost of revenues, as a percent of revenues, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and a decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims. During the six months ended June 30, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 2.80% as compared to the six months ended June 30, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 41 basis points, operating income by 72 basis points and net income by 76 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $103.7 million for the three months ended June 30, 2017 or 45.7% of total revenues, from $120.4 million, or 48.9% of total revenues for the three months ended June 30, 2016. The $16.7 million decrease was attributable primarily to a $72.4 million decrease in revenue from project completions and an $8.7 million decrease in revenues from existing projects, largely offset by a $64.4 million increase in revenues from new engagements. Banking and Financial Services revenues decreased to $209.6 million for the six months ended June 30, 2017 or 46.3% of total revenues, from $241.8 million, or 49.6% of total revenues for the six months ended June 30, 2016. The $32.2 million decrease was attributable primarily to a $108.1 million decrease in revenue from project completion and a $51.7 million decrease in revenues from existing projects, largely offset by a $127.6 million increase in revenues from new engagements.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 63.7% of total Banking and Financial Services revenues for the three months ended June 30, 2017, from 63.5% for the three months ended June 30, 2016. The 0.2% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims.

Cost of revenues for the six months ended June 30, 2017 increased to 63.3% of Banking and Financial Services revenues, from 62.7% for the six months ended June 30, 2016. The 0.6% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $39.6 million for the three months ended June 30, 2017, or 17.5% of total revenues from $40.0 million for the three months ended June 30, 2016, or 16.3% of total revenues. The $0.4 million decrease was attributable primarily to a $9.4 million decrease in revenue from project completion, largely offset by an $8.9 million increase in revenues from new engagements and a $0.1 million increase in revenues from existing projects. The revenues for the six months ended June 30, 2017 decreased to $77.2 million, or 17.0% of total revenues, from $78.4 million or 16.1% of total revenues for the six months ended June 30, 2016. The $1.2 million decrease was attributable primarily to a $20.9 million decrease in revenue from project completion, largely offset by a $15.0 million increase in revenues from new engagements and a $4.7 million increase in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 61.2% of total Healthcare and Life Sciences revenues for the three months ended June 30, 2017, from 58.3% for the three months ended June 30, 2016. The 2.9% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims.

Cost of revenues for the six months ended June 30, 2017 decreased to 61.2% of Healthcare and Life Sciences revenues, from 61.4% for the six months ended June 30, 2016. The 0.2% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was attributable primarily to decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims offset by decrease in revenue and rupee appreciation.

Insurance Revenues. Insurance revenues increased to $33.1 million for the three months ended June 30, 2017 or 14.6% of total revenues, from $32.3 million, or 13.1% of total revenues for the three months ended June 30, 2016. The $0.8 million increase was attributable primarily to revenues from new engagements contributing an $8.0 million largely offset by $5.1 million in lost revenues as a result of project completion and a $2.1 million net decrease in revenues from existing projects. The revenues for the six months ended June 30, 2017 increased to $65.5 million, or 14.5% of total revenues, from $62.8 million or 12.9% of total revenues for the six months ended June 30, 2016. The $2.7 million increase was attributable primarily to a $14.1 million increase in revenues from new engagements, largely offset by a $8.1 million in lost revenues as a result of project completion and a $3.3 million net decrease in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 68.7% of total insurance revenues for the three months ended June 30, 2017, from 64.6% for the three months ended June 30, 2016. The 4.1% increase in cost of revenues, as a percent of total revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was attributable primarily to rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims and increase in revenue.

Cost of revenues for the six months ended June 30, 2017 increased to 67.5% of insurance revenues, from 65.0% for the six months ended June 30, 2016. The 2.5% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was attributable primarily to rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims and increase in revenue.

Manufacturing Revenues. Manufacturing revenues decreased to $9.5 million for the three months ended June 30, 2017 or 4.2% of total revenues, from $11.8 million, or 4.8% of total revenues for the three months ended June 30, 2016. The $2.3 million decrease was attributable primarily to a $3.3 million decrease in revenues from existing projects and a $2.9 million decrease in revenue from project completion, largely offset by a $3.9 million increase in revenues from new engagements. The revenues for the six months ended June 30, 2017 decreased to $19.0 million, or 4.2% of total revenues, from $23.3 million or 4.8% of total revenues for the six months ended June 30, 2016. The $4.3 million decrease was attributable primarily to a $5.1 million decrease in revenues from existing projects and a $4.5 million decrease in revenue from project completion, largely offset by a $5.3 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 73.6% of total manufacturing revenues for the three months ended June 30, 2017, from 69.4% for the three months ended June 30, 2016. The 4.2% increase in cost of revenues for the three months ended June 30, 2017, as a percent of total Manufacturing revenues, as compared to the three months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims.

Cost of revenues for the six months ended June 30, 2017 increased to 74.3% of Manufacturing revenues, from 70.7% for the six months ended June 30, 2016. The 3.6% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues decreased to $41.0 million for the three months ended June 30, 2017 or 18.1% of total revenues, from $41.6 million, or 16.9% of total revenues for the three months ended June 30, 2016. The $0.6 million decrease was attributable primarily to a $3.1 million decrease in revenue from project completion and $1.7 million decrease in revenues from existing projects, largely offset by a $4.2 million increase in revenues from new engagements. The revenues for the six months ended June 30, 2017 increased to $81.4 million, or 18.0% of total revenues, from $81.2 million or 16.7% of total revenues for the six months ended June 30, 2016. The $0.2 million increase was attributable primarily to a $28.3 million net increase in revenues from existing projects and a $6.9 million increase in revenue from new engagements, largely offset by a $35.0 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 60.9% of total Retail, Logistics and Telecom revenues for the three months ended June 30, 2017, from 61.3% for the three months ended June 30, 2016. The 0.4% decrease in cost of revenues, as a percent of revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was attributable primarily to decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims offset by decrease in revenue and rupee appreciation.

Cost of revenues for the six months ended June 30, 2017 increased to 61.0% of Retail, Logistics and Telecom revenues, from 59.7% for the six months ended June 30, 2016. The 1.3% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was attributable primarily to rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost including decrease in health insurance cost, decreased travel expenses due to decrease in onsite travel claims and increase in revenue

Corporate Direct Costs - Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues decreased to 0.2% of total revenue for the three months ended June 30, 2017, from 0.3% for the three months ended June 30, 2016. The 0.1% decrease in cost of revenues, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, is primarily attributable to decrease in compensation expenses due to decrease in headcount.

Corporate Direct Cost of revenues decreased to 0.2% of total revenue for the six months ended June 30, 2017, from 0.3% of total revenue for the six months ended June 30, 2016. The decrease of 0.1% is primarily attributable to decrease in compensation expenses due to decrease in headcount.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales,    finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2017 were $28.7 million or 12.7% of total revenues, compared to $18.3 million or 7.4% of total revenues for the three months ended June 30, 2016.

Selling, general and administrative expenses for the three months ended June 30, 2017 were impacted by a decrease in revenue of $19.2 million that resulted in a 1.0% increase in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to an increase in corporate expenses of $11.1 million primarily due to a decrease in foreign exchange gain of $9.6 million (a $0.003 million loss for the three months ended June 30, 2017 as against a gain of $9.6 million for the three months ended June 30, 2016), an increase in office expenses of $0.8 million offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount of $0.9 million, decrease in office rent expenses of $0.2 million, decrease in voice and data expenses of $0.1 million and increase in other expenses of $0.3 million.

Selling, general, and administrative expenses for the six months ended June 30, 2017 were $59.0 million or 13.0% of total revenues, compared to $47.9 million or 9.8% of total revenues for the six months ended June 30, 2016.

Selling, general and administrative expenses for the six months ended June 30, 2017 were impacted by a decrease in revenue of $34.7 million that resulted in a 0.9% increase in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to an increase in corporate expenses of $10.7 million primarily due to a decrease in foreign exchange gain of $7.7 million (a $1.6 million gain for the six months ended June 30, 2017 as against a gain of $9.3 million for the three months ended June 30, 2016), an increase in office expenses of $1.2 million, increase in marketing expenses of $0.4 million offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount $0.8 million, decrease in office rent expenses of $0.3 million, decrease in voice and data expenses of $0.2 million.

Other Income (Expense), Net. Other income (expense), net includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (expense), net for the three months ended June 30, 2017 was ($2.75) million or -1.2% of total revenues, compared to $4.9 million or 2.0% of total revenues for the three months ended June 30, 2016. The decrease in other income (expense), net of $7.6 million was attributable to a decrease in interest income of $3.5 million, a decrease in gains from the sale of mutual funds of $1.5 million and an increase in interest expenses of $2.6 million.

Other income (expense), net for the six months ended June 30, 2017 was ($5.63) million or -1.2% of total revenues, compared to $8.9 million or 1.8% of total revenues for the six months ended June 30, 2016. The decrease in other income (expense), net of $14.6 million was attributable to a decrease in interest income of $7.3 million, a decrease in gains from the sale of mutual funds of $1.9 million and an increase in interest expenses of $5.4 million.

Income Taxes

The Company records provisions for income taxes based on enacted tax laws and rates in the various taxing jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes, when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or when management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept.

During the three months ended June 30, 2017 and 2016, the effective income tax rates were 26.7% and 24.2%, respectively. During the six months ended June 30, 2017 and 2016, the effective income tax rates were 24.4% and 21.1%, respectively .The tax rate for the three months ended June 30, 2017 and 2016 was impacted by offshore/onsite profits and revenue mix, the taxable/nontaxable and expense mix and exchange gain.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments, gain (losses) on cash flow hedges, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended June 30, 2017 the other comprehensive income amounted to $0.6 million, primarily attributable to foreign currency translation adjustments of $0.9 million and effective portion of loss on the cash flow hedge on Swap of $0.7 million. During the six months ended June 30, 2017 the other comprehensive income amounted to $7.4 million, primarily attributable to foreign currency translation adjustments of $7.1 million and effective portion of loss on the cash flow hedge reserve on Swap of $0.3 million

During the three months ended June 30, 2016 the other comprehensive loss amounted to

$16.2 million, primarily attributable to foreign currency translation adjustments of a loss of $16.1 million. During the six months ended June 30, 2016 the other comprehensive loss amounted to $16.3 million, primarily attributable to foreign currency translation adjustments of $17.3 million.

FINANCIAL POSITION

Cash and Cash Equivalents and Short-term investments: Cash and cash equivalents and short term investments decreased to $87.0 million at June 30, 2017 from $99.9 million at December 31, 2016. The decrease was primarily due to the payment of the Senior Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of June 30, 2017, the total cash and cash equivalents and short term investment balances was $87.0 million. Out of that balance, $71.4 million was held by Indian subsidiaries and was composed of $40.1 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

The Board has authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is effective on July 25, 2017 and is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

Net cash provided by operating activities was $88.4 million for the six months ended June 30, 2017, consisting principally of net income from operations, a decrease in accounts receivable and decrease in other assets offset by a decrease in other liabilities. The number of days sales outstanding in net accounts receivable was approximately 51 days and 60 days as of June 30, 2017 and 2016, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2017.

Net cash used by investing activities was $10.3 million for the six months ended June 30, 2017, consisting principally of the purchase of mutual funds of $113.6 million, purchase of term deposits with banks of $0.8 million and $4.4 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment offset by $104.8 million from sales of mutual funds and $3.7 million from maturities of term deposits with banks.

Net cash used by financing activities was $101.3 million for the six months ended June 30, 2017, consisting of the repayment of loans and borrowing of $101.3 million.

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

On September 12, 2016, the Company entered into a new credit agreement, as amended as of October 26, 2016 (the “First Amendment Effective Date”) and July 18, 2017 (the “Second Amendment Effective Date”),(“Senior Credit Facility”) with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility is guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India.

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

As of June 30, 2017, the interest rates were 2.48% for the Term Loan and 2.48% and 2.27% for the two portions of the Revolving Facility.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap on November 30, 2016. The Company has designated this Interest rate swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a loss of $0.7 million and gain of $0.3 million during the three months and six months ended June 30, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of June 30, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	September 30, 2021	7.500

Principal payments on the Term Loan are due every quarter. During the three months and six months ended June 30, 2017, principal payments of $3.75 million and $11.25 million were made.

During the three months and six months ended June 30, 2017, a principal pre-payment of $45.0 million and $90.0 million were made towards the Revolving Facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of June 30, 2017, the Company was in compliance with all financial covenants.

As of June 30, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $288.2 million and $109.7 million (net of $0.9 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at June 30, 2017 are as follows:

		(In thousands)
	Term Loan	Revolving Facility
	Principal Payments	Principal Payments
2017	$9,375
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$110,000

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed critical accounting policies and the estimates with Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended June 30, 2017 and 2016, revenues from time and material contracts constituted 57% and 57%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2017 and 2016, revenues from fixed price application management and support engagements constituted 38% and 34% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended June 30, 2017 and 2016, revenues from fixed price application development and integration contracts constituted 6% and 9% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The allowance for doubtful accounts was $2.1 million as of June 30, 2017 and $0.8 million as of December 31, 2016. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during three months ended March 31, 2017. During the six months ended June 30, 2017, there was no accrual related to litigation.

Undistributed earnings of foreign subsidiaries.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax of $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in quarter ended March 31, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides taxes on any foreign earnings in excess of these requirements. The June 30, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2017, the Company would have accrued taxes of approximately $33.5 million.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at June 30, 2017.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	June 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and cash equivalents	$57,447	$78,332
Short-term investments	29,562	21,614

Total	$87,009	$99,946

As of June 30, 2017, the total cash and cash equivalents and short-term investment balance was $87.0 million. Out of the above, an amount of $71.4 million was held by Indian subsidiaries which were comprised of an amount of $40.1 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at June 30, 2017 and December 31, 2016, the Company held 36% and 24% of total funds in Indian rupees.

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

The Swap is recorded at fair value and a loss of $0.7 million and gain of $0.3 million during the three months and six months ended June 30, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $9.6 million in the fair value of the Swap as of June 30, 2017. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the Swap of approximately $9.2 million as of June 30, 2017.

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

During the three months ended June 30, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 3.07% as compared to the three months ended March 31, 2017. This rupee appreciation negatively impacted the Company’s gross margin by 50 basis points, operating income by 83 basis points and net income by 88 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.1% and 85.3% of the expenses, respectively.

The rupee appreciation has resulted in foreign currency translation adjustments of $0.9 million, during the three months ended June 30, 2017, which has been reported as other comprehensive income.

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

During the three months ended June 30, 2017, the Company did not enter into new foreign exchange forward contracts. At June 30, 2017, no foreign exchange forward contracts were outstanding.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Board has authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is effective on July 25, 2017 and is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

Item 6.	Exhibits.

The Company’s Chairman shares certain principal executive officer responsibilities with the Company’s Chief Executive Officer and President. Therefore, in accordance with Rule 13a-14(a)/Rule 15d-14(a), both the Chairman and the Chief Executive Officer and President sign a 302 certification and the 906 certification as principal executive officers.

Exhibits

Exhibit No.	Description

10.1	Second Amendment, dated July 18, 2017, to the Credit Agreement dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender and the other lenders party thereto, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 18, 2017, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32 Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date: July 31, 2017	/s/ Rakesh Khanna
Rakesh Khanna,
Chief Executive Officer and President (principal executive officer)

Date: July 31, 2017	/s/ Anil Agrawal
Anil Agrawal,
Chief Financial Officer and
Chief Information Security Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment, dated July 18, 2017, to the Credit Agreement dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender and the other lenders party thereto, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 18, 2017, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32 Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase