Form 10-Q
period 2017-09-30
SYNTEL INC
filed 2017-10-30
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

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

Common Stock, no par value: 82,853,897 shares outstanding as of September 30, 2017.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(IN THOUSANDS,EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Net revenues	$231,340	$241,255	$684,020	$728,663
Cost of revenues	143,219	146,672	432,017	453,371

Gross profit	88,121	94,583	252,003	275,292
Selling, general and administrative expenses	27,160	29,526	86,150	77,468

Income from operations	60,961	65,057	165,853	197,824
Interest expense	(3,041)	(839)	(9,633)	(1,984)
Other income	520	5,066	1,478	15,182

Other income(expense),net (See note 23)	(2,521)	4,227	(8,155)	13,198

Income before provision for income taxes	58,440	69,284	157,698	211,022
Income tax expense	9,607	286,513	33,833	316,403

Net income/(loss)	$48,833	$(217,229)	$123,865	$(105,381)

Other comprehensive income(loss)
Foreign currency translation adjustments	$(1,255)	$(391)	$5,857	$(17,725)
Gains/(losses) on derivatives:
Gain(loss) arising during period on cash flow hedges	342	—	633	—
Unrealized gains on securities:
Unrealized holding gains arising during period	301	170	496	217
Reclassification adjustment for gains included in net income	(77)	(1,931)	(112)	(244)

	224	(1,761)	384	(27)
Defined benefit pension plans:
Net profit(loss)arising during period	—	—	6	—
Amortization of prior service cost included in net periodic pension cost	28	12	60	47

	28	12	66	47

Other comprehensive Income(loss), before tax	(661)	(2,140)	6,940	(17,705)
Income tax benefit(expenses)related to other comprehensive income (loss)	(217)	659	(396)	(54)

Other comprehensive Income(loss),net of tax	(878)	(1,481)	6,544	(17,759)

Comprehensive income/(loss)	$47,955	$(218,710)	$130,409	$(123,140)

Dividend per share Earnings/(Loss) per share:	—	$15	—	$15
Basic	$0.59	$(2.58)	$1.48	$(1.25)
Diluted	$0.58	$(2.58)	$1.48	$(1.25)
Weighted average common shares outstanding:
Basic	83,462	84,214	83,692	84,155

Diluted	83,537	84,289	83,741	84,278

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) September 30, 2017	(Audited) December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$75,417	$78,332
Short-term investments	33,618	21,614
Accounts receivable, net of allowance for doubtful accounts of $2,140 at September 30, 2017 and $801 at December 31, 2016, respectively.	109,341	118,299
Revenue earned in excess of billings	26,465	25,039
Other current assets	30,213	36,306

Total current assets	275,054	279,590
Property and equipment	236,955	227,056
Less accumulated depreciation and amortization	131,855	120,580

Property and equipment, net	105,100	106,476
Goodwill	906	906
Non-current term deposits with banks Deferred income taxes and other non-current assets	389 79,581	225 67,346

TOTAL ASSETS	$461,030	$454,543

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$2,292	$10,760
Accrued payroll and related costs	51,339	56,650
Income taxes payable	18,721	15,195
Accrued liabilities	30,885	20,799
Deferred revenue	3,432	7,973
Loans and borrowings	26,090	21,264

Total current liabilities	132,759	132,641
Deferred income taxes and other non-current liabilities	29,992	26,373
Non-current loans and borrowings	361,895	478,616

TOTAL LIABILITIES	524,646	637,630
Commitments and contingencies (See Note 16)
SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit	(63,616)	(183,087)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$461,030	$454,543

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(IN THOUSANDS)

	Common Stock			Restricted Stock		Additional Paid-In Capital	Retained (Deficit)/ Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ (Deficit)
	Shares	Amount	Treasury Stock	Shares	Amount
Balance, December 31, 2016	83,635	$1	$(9,990)	670	$45,033	$67,422	$(30,648)	$(254,905)	$(183,087)
Net income							123,865		123,865
Other comprehensive income, net of tax								6,544	6,544
Repurchases of common stock	(876)		(16,078)						(16,078)
Restricted stock activity	95			148	5,140				5,140

Balance, September 30, 2017	82,854	$1	$(26,068)	818	$50,173	$67,422	$93,217	$(248,361)	$(63,616)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	123,865	(105,381)
Adjustments to reconcile net income/(loss) to net cash from operating activities
Depreciation and amortization	10,818	11,133
Provision for doubtful accounts / advances	1,354	78
Realized gains on sales of short-term investments	(807)	(5,461)
Deferred income taxes	(9,064)	5,533
Compensation expense related to restricted stock	6,725	5,334
Unrealized foreign exchange (income)	(695)	(2,159)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	6,933	18,301
Other current assets	(2,025)	9,845
Accounts payable, income tax payable, accrued payroll and other liabilities	6,089	50,845
Deferred revenue	(4,537)	(4,429)

Net cash provided/(used in) by operating activities	138,656	(16,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(6,622)	(15,368)
Proceeds from sale of property and equipment Purchase of mutual funds	204 (183,198)	228 (127,303)
Purchase of term deposits with banks	(1,545)	(223,836)
Proceeds from sales of mutual funds	167,254	242,026
Maturities of term deposits with banks	7,644	620,178

Net cash (used in)/ provided by investing activities	(16,263)	495,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits on stock-based compensation plans	—	168
Proceeds from loans and borrowings	—	540,250
Repayment of loans and borrowings	(111,250)	(190,000)
Fees paid relating to loans and borrowing	—	(1,026)
Dividend paid	—	(1,261,500)
Repurchase of Common Stock	(16,078)	—

Net cash (used in) financing activities	(127,328)	(912,108)

Effect of foreign currency exchange rate changes on cash	2,020	(2,711)

Change in cash and cash equivalents	(2,915)	(435,255)
Cash and cash equivalents, beginning of period	78,332	500,499

Cash and cash equivalents, end of period	75,417	65,244

Supplemental disclosures of cash flow information:
Cash paid for income taxes	28,732	263,332
Cash paid for interest	10,433	1,376

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc., a Michigan corporation (the “Company” or “Syntel”), have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of September 30, 2017 and December 31, 2016, and the results of their operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The year-end condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The condensed consolidated financial statements include the accounts of Syntel, its wholly owned subsidiaries, and a joint venture and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Through August 31, 2017, SkillBay LLC, a Michigan limited liability company (“SkillBay”), and Syntel Consulting Inc., a Michigan corporation (“Syntel Consulting”), were wholly-owned subsidiaries of Syntel. On September 1, 2017 (the “Effective Date”), SkillBay and Syntel Consulting were merged with and into Syntel and ceased to exist. Also on the Effective Date, all assets, liabilities, interests, and reserves of SkillBay and Syntel Consulting were transferred to and assumed by Syntel and all common stock issued by Syntel Consulting to Syntel as the sole shareholder and Syntel’s membership interest in SkillBay as the sole member were cancelled.

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

The Company recognizes the cost of repurchasing common stock acquired for purposes other than retirement (formal or constructive), as a reduction from the total of capital stock, additional paid-in capital, and retained earnings. The Company has recorded the cost of repurchasing common stock, as a reduction from capital stock.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives such as interest rate swaps can be designated as cash flow hedges. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in “Accumulated Other Comprehensive Income (Loss)” (AOCI) and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that are not designated and/or do not qualify as hedging instruments are immediately recognized into earnings.

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

Interest rate swaps

In connection with the Company’s Senior Credit facility with Bank of America N.A., the Company entered into an interest rate swap arrangement on November 30, 2016 to hedge interest rate risk on the entire term loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap (the “Swap”) for the entire duration of the term loan. The Swap is designed to reduce the variability of future interest payments with respect to the term loan by effectively fixing the annual interest rate payable on the loan’s outstanding principal. The pay fixed component of interest rate swap is fixed at 3.16%.

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

The following table provides information on the location and fair value of the derivative financial instruments included in our consolidated statement of financial positions as of September 30, 2017.

(In thousands)
Particulars	Notional amount outstanding	Fair value of derivative and location on statement of financial position as on September 30, 2017		Gain on fair value for three months ended September 30, 2017		Gain on fair value for nine months ended September 30, 2017
				Effective	Ineffective	Effective	Ineffective
Cash flow hedge		Deferred income taxes and other non-current assets	Other current assets
Pay fixed interest rate swap	$288.8 Million	$1,060	$106	$342	—	$633	—

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) relating to the Swap contract designated as cash flow hedges for the periods ending September 30, 2017 and 2016.

Gains on Derivatives:

			(In thousands)
	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2017	2016	2017	2016
Gains recognized in other comprehensive income	$342	$—	$633	$—

The Company will reclassify an amount that will be equivalent to the accrued interest on the Swap contract in every reporting period as there is a similar impact of accrued interest on the loan in the income statement.

Derivative (Non-Designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives for its foreign currency exposure. These derivatives were not designated and/or did not qualify for hedge accounting. The changes in fair value of derivatives are immediately recognized into earnings. The Company do not enter into derivative financial instruments for trading purposes.

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ”Other income (expense), net” unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter-party is a bank, these contracts may also have a material impact on the financial statements.

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

During the nine months period ended September 30, 2017 and September 30, 2016, the Company did not enter into any foreign exchange forward contracts. At September 30, 2017 and December 31, 2016, no foreign exchange forward contracts were outstanding.

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended September 30, 2017 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(247,098)	$498	$435	$(1,318)	$(247,483)
Other comprehensive income (loss) before reclassifications	(1,255)	207	203	—	(845)
Amounts reclassified from accumulated other comprehensive income (loss)	—		(51)	18	(33)

Net current-period other comprehensive income	$(1,255)	207	$152	$18	$(878)

Ending Balance	$(248,353)	$705	$587	$(1,300)	$(248,361)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2017 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income ,net	$(77)	$26	$(51)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$28	$(10)	$18

The changes in balances of accumulated other comprehensive loss for the three months ended September 30, 2016 are as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(252,585)	$1,470	$(772)	$(251,887)
Other comprehensive income (loss) before reclassifications	(332)	111	—	(221)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,268)	8	(1,260)

Net current-period other comprehensive income (loss)	$(332)	$(1,157)	$8	$(1,481)

Ending Balance	$(252,917)	$313	$(764)	$(253,368)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2016 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income	$(1,931)	$663	$(1,268)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$12	$(4)	$8

The changes in balances of accumulated other comprehensive loss for the nine months ended September 30, 2017 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(254,210)	322	$328	$(1,345)	$(254,905)
Other comprehensive income(loss) before reclassifications	5,857	383	337	6	6,583
Amounts reclassified from accumulated other comprehensive income (loss)	—		(78)	39	(39)

Net current-period other comprehensive income (loss)	$5,857	383	$259	$45	$6,544

Ending Balance	$(248,353)	705	$587	$(1,300)	$(248,361)

Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income(loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale securities	Other income, net	$(112)	$34	$(78)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$60	$(21)	$39

The change in balances of accumulated comprehensive loss for the nine months ended September 30, 2016 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income(Loss)
Beginning balance	$(235,146)	$332	$(795)	$(235,609)
Other comprehensive income(loss) before reclassifications	(17,771)	201	—	(17,570)
Amounts reclassified from accumulated other comprehensive Income(loss)	—	(220)	31	(189)

Net current-period other comprehensive income	$(17,771)	$(19)	$31	$(17,759)

Ending Balance	$(252,917)	$313	$(764)	$(253,368)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains (losses) on available for sale securities	Other income, net	$(244)	$24	$(220)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$47	$(16)	$31

9.	TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax benefit (expense) on other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Foreign currency translation adjustments	$—	$59	$—	$(46)
Unrealized (loss) on derivatives designated as cash flow hedges	(135)	—	(250)
Tax benefit (expense) on unrealized gains (losses) on securities	(72)	604	(125)	8
Tax (expense) on defined benefit pension plans	(10)	(4)	(21)	(16)

Total tax benefit (expense) on other comprehensive income (loss)	$(217)	$659	$(396)	$(54)

10.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and Cash Equivalents

For reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of September 30, 2017 and December 31, 2016, were $75.4 million and $78.3 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

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

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $0.7 million and $6.6 million at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes short-term investments as of September 30, 2017 and December 31, 2016:

	2017 September 30	2016 December 31
	(In thousands)
Investments in mutual funds at fair value	$32,924	$15,016
Term deposits with banks	694	6,598

Total	$33,618	$21,614

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows as of September 30, 2017 and December 31, 2016:

	2017 September 30	2016 December 31
Cost	32,406	$14,882
Unrealized gain, net	518	134

Fair value	32,924	$15,016

Gross realized gains	807	$5,790
Proceeds on sales of mutual funds	167,254	299,208
Purchases of mutual funds	183,198	184,692

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of September 30, 2017 and December 31, 2016 non-current term deposits with banks were $0.39 and $0.23 million, respectively. Term deposits with banks include restricted deposits of $0.44 million and $0.44 million as of September 30, 2017 and December 31, 2016, respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

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

On September 12, 2016, the Company entered into a new credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016 and July 18, 2017 (the “Second Amendment”) , with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

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

As of September 30, 2017, the interest rates were 2.74% for the Term Loan and 2.74% and 2.74% for the two portions of the Revolving Facility.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into the swap. The Pay Fixed component of the Swap is fixed at 3.16%. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $0.3 million and $0.6 million during the three months and nine months ended September 30, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of September 30, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	September 30, 2021	7.500

During the three months ended September 30, 2017, no principal payment was made towards the term loan. $3.750 million of principal was due to be paid on September 30, 2017 and the amount was paid on October 2, 2017 as the two days delay originated with the lender. However, the Company was still in compliance with loan covenants related to the payment schedule as of September 30, 2017. During the nine months ended September 30, 2017, principal payments of $11.25 million were made.

During the three months and nine months ended September 30, 2017, a principal pre-payment of $10.0 million and $100.0 million were made towards the Revolving Facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of September 30, 2017, the Company was in compliance with all financial covenants.

As of September 30, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $288.2 million and $99.7 million (net of $0.8 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at September 30, 2017 are as follows:

		(In thousands)
	Term Loan	Revolving Facility
	Principal Payments	Principal Payments
2017	$9,375
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$100,000

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

The following tables set forth the computation of earnings per share:

	(in thousands, except per share earnings)
	Three Months Ended September 30,
	2017		2016
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	loss per Share
Basic earnings per share	83,462	$0.59	84,214	$(2.58)
Potential dilutive effect of restricted stock units outstanding	75	(0.01)	75	—

Diluted earnings per share	83,537	$0.58	84,289	$(2.58)

	(in thousands, except per share earnings)
	Nine Months Ended September 30,
	2017		2016
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	loss per Share
Basic earnings per share	83,692	$1.48	84,155	$(1.25)
Potential dilutive effect of restricted stock units outstanding	49	—	123	—

Diluted earnings per share	83,741	$1.48	84,278	$(1.25)

13. SEGMENT REPORTING

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

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

Corporate Direct Costs

Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, certain portion of Research and Development, Cloud Computing, and Application Management, are not allocated to specific industry segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against Total Gross Profit.

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$103,058	$116,093	$312,690	$357,902
Healthcare and Life Sciences	41,528	39,519	118,704	117,880
Insurance	35,446	32,960	100,947	95,780
Manufacturing	9,663	11,006	28,645	34,260
Retail, Logistics and Telecom	41,645	41,677	123,034	122,841

	$231,340	$241,255	$684,020	$728,663

Gross Profit:
Banking and Financial Services	39,453	45,535	116,446	135,832
Healthcare and Life Sciences	17,760	17,047	47,705	47,313
Insurance	11,258	12,418	32,577	34,399
Manufacturing	2,481	3,137	7,368	9,953
Retail, Logistics and Telecom	17,611	17,188	49,319	49,882

Total Segment Gross Profit	88,563	95,325	253,415	277,379
Corporate Direct cost	(442)	(742)	(1,412)	(2,087)

Gross Profit	$88,121	$94,583	$252,003	$275,292
Selling, general and administrative expenses	27,160	29,526	86,150	77,468

Income from operations	$60,961	$65,057	$165,853	$197,824

During the three months ended September 30, 2017, State Street Bank, American Express Corp. and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from State Street Bank, American Express Corp., and Federal Express Corp. were $35.1 million, $33.5 million and $33.1 million, respectively, during the three months ended September 30, 2017, contributing approximately 15.2%, 14.5% and 14.3%, respectively of total consolidated revenues. The revenues from State Street Bank and American Express Corp. were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended September 30, 2016 from State Street Bank, American Express Corp., and Federal Express Corp. were $32.8 million, $ 50.9 million and $30.2 million, respectively, contributing approximately 13.6%, 21.1%, and 12.5%, respectively, of total consolidated revenues.

During the nine months ended September 30, 2017, American Express Corp., State Street Bank and Federal Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. During the nine months ended September 30, 2017, revenues from American Express Corp., State Street Bank and Federal Express Corp. were $113.3 million, $103.0 million and $94.9 million, respectively, contributing approximately 16.6%, 15.1% and 13.9%, respectively, of total consolidated revenues. The corresponding revenues for the nine months ended September 30, 2016 from American Express Corp., State Street Bank and Federal Express Corp. were $159.9 million, $100.2 million and $89.5 million, respectively, contributing approximately 21.9%, 13.7% and 12.3%, respectively, of total consolidated revenues.

At September 30, 2017 and December 31, 2016, accounts receivable from American Express Corp. were $11.4 million and $24.3 million, respectively. Accounts receivable from State Street Bank were $16.3 million and $10.9 million at September 30, 2017 and December 31, 2016, respectively. Accounts receivable from Federal Express Corp. were $16.9 million and $17.8 million at September 30, 2017 and December 31, 2016 respectively.

14. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues (1)	2017	2016	2017	2016
	(in thousands)		(in thousands)
North America (2)	$203,753	$215,451	$610,702	$650,891
India	877	1,253	3,091	4,314
Europe (3)	26,047	23,909	68,300	71,620
Rest of the World	663	642	1,927	1,838

Total revenue	$231,340	$241,255	$684,020	$728,663

Long-Lived Assets (4)	As of September,30	As of December, 31
	2017	2016
	(in thousands)
North America (2)	$3,444	$3,307
India	99,943	102,638
Europe (3)	1,974	632
Rest of the world	645	805

Total	$106,006	$107,382

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

15. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 35% and the Company’s overall effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.2%	2.3%	1.6%	1.1%
City taxes	0.2%	0.1%	0.2%	0.1%
Foreign effective tax rates different from US statutory rate	(9.2)%	(14.4)%	(10.1)%	(13.0)%
Tax reserve	—	—	—	(1.5%)
Prior Year related state tax payment	—	—	0.6%	—
Valuation Reserve Adjustment	—	—	(1.8%)	—
Tax related to repatriation	(10.8)%	390.5%	(4.0)%	128.2%

Effective Income Tax Rate	16.4%	413.5%	21.5%	149.9%

The effective tax rate for the three months ended September 30, 2017, was impacted by one time favorable adjustments of $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended September 30, 2017 and 2016, the Company has accrued interest of approximately $0.19 million and $0.08 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company has accrued interest of approximately $0.47 million and $0.12 million respectively. The Company has accrued approximately $1.98 million and $1.45 million for interest and penalties as of September 30, 2017 and December 31, 2016, respectively.

The Company has also classified an accrued tax liability of $6.79 million as unrecognized tax benefits related to repatriation upon the finalization of the Federal tax return.

The liability for unrecognized tax benefits was $76.99 million and $68.51 million as of September 30, 2017 and December 31, 2016, respectively. The Company has paid income taxes of $43.20 million and $41.41 million against the liabilities for unrecognized tax benefits of $76.99 million and $68.51 million, as of September 30, 2017 and December 31, 2016, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for tax disputes of $1.66 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Taxes which are disputed and pending at various levels (including potential tax disputes) of $15.41 million for the financial year 1996-97 to September 30, 2017, which is after providing $53.58 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Service Tax Audit

Syntel India regularly files quarterly service tax refund applications and claims refunds of service tax on input services, which remain unutilized against a lack of service tax on export of services. As of September 30, 2017, Syntel Indian entities have not provided against service tax refund claims of $4.13 million disputed by the Indian Service Tax Department which are pending at various levels.

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

Undistributed Earnings of Foreign Subsidiaries

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately

$270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in quarter ended March 31, 2017. The Company has reversed    $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return attributable to the above repatriation, in quarter ended September 30, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides taxes on any foreign earnings in excess of these requirements. The September 30, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2017, the Company would have accrued taxes of approximately $30.9 million.

Local Taxes

As of September 30, 2017, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2016, the local tax liability provision was approximately $0.4 million, equal to $0.3 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of September 30, 2017 of $39.94 million (net of valuation allowance of $2.45 million) must be utilized before March 31 of the following financial years and will expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2022-2023	0.18
2023-2024	0.27
2024-2025	0.99
2025-2026	1.83
2026-2027	0.74
2027-2028	6.09
2028-2029	7.22
2029-2030	7.92
2030-2031	10.19
2031-2032	5.47
2032-2033	1.49

Total	42.39

Less: valuation allowance	(2.45)

Total (net of valuation allowance)	39.94

16. COMMITMENTS AND CONTINGENCIES

As of September 30, 2017, and December 31, 2016, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $30.0 million and $33.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during the three months ended March 31, 2017. During the nine months ended September 30, 2017, there was no provision related to litigation.

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

No stock options were issued for the three months and nine months ended September 30, 2017 and 2016 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on the Company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended September 30, 2017 and 2016 was $2.1 million (including charges for restricted stock units and a dividend equivalent) and $1.7 million, respectively, including a charge for restricted stock and for the nine months ended September 30, 2017 and 2016 was $6.7 million (including charges for restricted stock units and a dividend equivalent) and $5.3 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock Units:

On different dates during the years ended December 31, 2016, 2015 and 2014 and for the nine months ended September 30, 2017, the Company issued restricted stock awards (adjusted to account for the 2014 stock split) of 415,519, 135,440, 293,904 and 315,022, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on a graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $0.4 million during the three months ended September 30, 2017 and $1.6 million during the nine months ended September 30, 2017.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three and nine months ended September 30, 2017 and 2016 was as follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenues	$917	$635	$2,854	$2,024
Selling, general and administrative expenses	1,223	1,017	3,871	3,310

	$2,140	$1,652	$6,725	$5,334

No cash was received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the activity for restricted stock unit awards granted under our stock-based compensation plans as of September 30, 2017 and December 31, 2016 and changes during the period ended are presented below:

	Nine Months Ended September 30, 2017		Year ended December 31, 2016
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	669,556	$29.16	465,290	$41.47
Granted	315,022	$18.13	415,519	$20.57
Vested	(94,377)	$40.47	(198,725)	$39.10
Forfeited	(72,275)	$37.22	(12,528)	$43.77

Unvested Total	817,926	$22.90	669,556	$29.16

As of September 30, 2017, $15.1 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 3.18 years.

18.	VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $1.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively.

The gross charge for unutilized earned leave was $2.0 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The amounts accrued for unutilized earned leave are $20.9 million and $23.1 million as of September 30, 2017 and December 31, 2016, respectively, and are included within accrued payroll and related costs.

19.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel, Inc.’s U.S. payroll. Eligible employees may contribute up to the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through September 30, 2017, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended September 30, 2017 and 2016 was $1.4 million and $1.5 million, respectively and for nine months ended September 30, 2017 and 2016 was $4.3 million and $4.6 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $16.0 million and $13.6 million as of September 30, 2017 and December 31, 2016, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended September 30, 2017 and 2016 was $0.9 million and $0.9 million, respectively, and for nine months ended September 30, 2017 and 2016 was $2.8 million and $2.7 million, respectively.

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

The Company’s Banking and Financial Services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of Banking and Financial Services to these two clients represented approximately 9.3% and 10.8% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively and 10.7% and 10.7% for the nine months ended September 30, 2017 and 2016, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale Securities	$32.9	$—	$—	$32.9
Term Deposits	—	1.1	—	1.1
Interest Rate Swap	—	1.2	—	1.2

Total Assets Measured at Fair Value	$32.9	$2.3	$—	$35.2

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale Securities	$15.0	$—	$—	$15.0
Term Deposits	—	6.8	—	6.8
Interest Rate Swap	—	0.5		0.5

Total Assets Measured at Fair Value	$15.0	$7.3	$—	$22.3

22.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of September 30, 2017 and December 31, 2016.

	(In Millions)
Balance Sheet Item	As of September 30, 2017	As of December 31, 2016
Short Term Investments	$0.69	$6.60
Non-Current Assets	0.39	0.23

Total	$1.08	$6.83

23.	Other Income (Expense), Net

The following table represents the components of other income (expense), net.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense	$(3,041)	$(839)	$(9,633)	$(1,984)
Interest income on term deposits	189	1,972	414	9,457
Gain on sale of mutual funds, net	276	2,983	847	5,462
Miscellaneous income	55	111	217	263

Total	$(2,521)	$4,227	$(8,155)	$13,198

24.	Reclassifications

Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the current period presentation.

25.	RECENT ACCOUNTING PRONOUNCEMENTS

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

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. In addition to establishing a cross-functional coordinated implementation team, we have engaged a third party expert to assist in the assessment of the impacts of the new standard. We are currently evaluating the existing revenue contracts to determine revenue recognition under the new standard. Additionally, we are in the process of identifying and implementing changes to our processes to meet the standard’s updated reporting and disclosure requirements, as well as evaluating the internal control changes, if any, during the implementation and continued application of the new standard. The Company will adopt modified retrospective transition method.

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

In January 2017, the FASB issued an update (ASU 2017-04) to the standard on Intangibles—Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. A public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The requirements of this ASU are not expected to have material impact on the Company’s Consolidated Financial Statements.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended September 30, 2017 decreased to $231.3 million from $241.3 million for the three months ended September 30, 2016, representing a 4.1% decrease. Worldwide utilized billable headcount as of September 30, 2017 decreased by 2.1% to 17,165 employees as compared to 17,538 employees as of September 30, 2016. Macroeconomic uncertainty, industry-specific or policy-related headwinds, lower budgets and extended decision cycles contributed to a reduction in revenue. The Company believes its focus on specific industry segments such as Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enhanced its understanding of the critical business challenges faced by customers in these industries. The Company’s ability to offer solutions for customers has also benefited from a strong foundation of industry knowledge. This, coupled with ongoing investments in customer engagement, has helped improve the Company’s positioning with key customers. Further, our investments in intelligent automation, automation-powered modernization and cloud enablement services help our clients streamline their critical application and infrastructure layers. As of September 30, 2017, the Company had approximately 75.9% of its utilized billable workforce in India as compared to 75.1% as of September 30, 2016. The Company’s top five clients accounted for 53.3% of the total revenues in the three months ended September 30, 2017, down from 56.9% of its total revenues in the three months ended September 30, 2016. The Company’s top five clients accounted for 54.7% of the total revenue in the nine months ended September 30, 2017 as compared to 58.0% of its total revenue in the nine months ended September 30, 2016. The Company’s top 10 clients accounted for 67.8% of the total revenues in the three months ended September 30, 2017 as compared to 71.9% in the three months ended September 30, 2016. The Company’s top 10 clients accounted for 69.2% of the total revenues in the nine months ended September 30, 2017 as compared to 72.5% in the nine months ended September 30, 2016. The Company’s top 4-50 clients accounted for 51.7% of the total revenues in the three months ended September 30, 2017, up from 48.2% of its total revenues in the three months ended September 30, 2016. The Company’s top 4-50 clients accounted for 50.0% of the total revenues in the nine months ended September 30, 2017, up from 47.4% of its total revenues in the nine months ended September 30, 2016.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 61.9% of total revenue for the three months ended September 30, 2017, from 60.8% for the three months ended September 30, 2016. The 1.2% increase in cost of revenues, as a percent of revenues, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was attributable primarily to decrease in revenue, rupee appreciation and increase in benefit cost including increase in health insurance cost, offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to decrease in onsite travel claims. During the three months ended September 30, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 3.65% as compared to the three months ended September 30, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 49 basis points, operating income by 86 basis points and net income by 90 basis points, each as a percentage of revenue.

The cost of revenues increased to 63.2% of total revenue for the nine months ended September 30, 2017, from 62.2% for the nine months ended September 30, 2016. The 1% increase in cost of revenues, as a percent of revenues, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was attributable primarily to decrease in revenue, rupee appreciation and increase in benefits cost including increase in health insurance cost, offset by decrease in compensation cost due to reversal of leave accruals and a decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims. During the nine months ended September 30, 2017, the Indian rupee has appreciated against the U.S. dollar, on average, 3.08% as compared to the nine months ended September 30, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 44 basis points, operating income by 77 basis points and net income by 81 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $103.1 million for the three months ended September 30, 2017 or 44.5% of total revenues, from $116.1 million, or 48.1% of total revenues for the three months ended September 30, 2016. The $13.0 million decrease was attributable primarily to a $74.3 million decrease in revenue from project completions and a $6.2 million decrease in revenues from existing projects, largely offset by a $67.5 million increase in revenues from new engagements. Banking and Financial Services revenues decreased to $312.7 million for the nine months ended September 30, 2017 or 45.7% of total revenues, from $357.9 million, or 49.1% of total revenues for the nine months ended September 30, 2016. The $45.2 million decrease was attributable primarily to a $155.8 million decrease in revenue from project completion and a $82.3 million decrease in revenues from existing projects, largely offset by a $192.9 million increase in revenues from new engagements.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 61.7% of total Banking and Financial Services revenues for the three months ended September 30, 2017, from 60.8% for the three months ended September 30, 2016. The 0.9% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was attributable primarily to decrease in revenue, rupee appreciation and increase in benefit cost including increase in health insurance cost offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims.

Cost of revenues for the nine months ended September 30, 2017 increased to 62.8% of Banking and Financial Services revenues, from 62.0% for the nine months ended September 30, 2016. The 0.8% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was attributable primarily to decrease in revenue, rupee appreciation and increase in benefit cost including increase in health insurance cost offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $41.5 million for the three months ended September 30, 2017, or 18.0% of total revenues from $39.5 million for the three months ended September 30, 2016, or 16.4% of total revenues. The $2.0 million increase was attributable primarily to revenues from new engagements contributing $9.5 million and a $0.7 million net increase in revenues from existing projects largely offset by $8.2 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2017 increased to $118.7 million, or 17.4% of total revenues, from $117.9 million or 16.2% of total revenues for the nine months ended September 30, 2016. The $0.8 million increase was attributable primarily to a $20.4 million increase in revenues from new engagements and a $6.2 million net increase in revenues from existing projects, largely offset by a $25.8 million in lost revenues as a result of project completion.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 57.2% of total Healthcare and Life

Sciences revenues for the three months ended September 30, 2017, from 56.9% for the three months ended September 30, 2016. The 0.3% increase in cost of revenues, as a percent of revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was attributable primarily to rupee appreciation and increase in benefit cost including increase in health insurance cost offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims and increase in revenue.

Cost of revenues for the nine months ended September 30, 2017 decreased to 59.8% of Healthcare and Life Sciences revenues, from 59.9% for the nine months ended September 30, 2016. The 0.1% decrease in cost of revenues, as a percent of revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was attributable primarily to increase in revenue, decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims offset by rupee appreciation and increase in benefit cost including increase in health insurance cost.

Insurance Revenues. Insurance revenues increased to $35.4 million for the three months ended September 30, 2017 or 15.3% of total revenues, from $33.0 million, or 13.7% of total revenues for the three months ended September 30, 2016. The $2.5 million increase was attributable primarily to revenues from new engagements contributing an $8.4 million and a $2.2 million net increase in revenues from existing projects largely offset by $8.1 million in lost revenues as a result of project completion. The revenues for the nine months ended September 30, 2017 increased to $100.9 million, or 14.8% of total revenues, from $95.8 million or 13.1% of total revenues for the nine months ended September 30, 2016. The $5.1 million increase was attributable primarily to an $18.6 million increase in revenues from new engagements, largely offset by a $10.4 million in lost revenues as a result of project completion and a $3.1 million net decrease in revenues from existing projects.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 68.2% of total insurance revenues for the three months ended September 30, 2017, from 62.3% for the three months ended September 30, 2016. The 5.9% increase in cost of revenues, as a percent of total revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was attributable primarily to rupee appreciation and increase in benefit cost including increase in health insurance cost, offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims and increase in revenue.

Cost of revenues for the nine months ended September 30, 2017 increased to 67.7% of insurance revenues, from 64.1% for the nine months ended September 30, 2016. The 3.6% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was attributable primarily to rupee appreciation and increase in benefit cost including increase in health insurance cost offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims and increase in revenue.

Manufacturing Revenues. Manufacturing revenues decreased to $9.7 million for the three months ended September 30, 2017 or 4.2% of total revenues, from $11.0 million, or 4.6% of total revenues for the three months ended September 30, 2016. The $1.3 million decrease was attributable primarily to a $4.3 million decrease in revenue from project completion and a $1.7 million decrease in revenues from existing projects, largely offset by a $4.7 million increase in revenues from new engagements. The revenues for the nine months ended September 30, 2017 decreased to $28.6 million, or 4.2% of total revenues, from $34.3 million or 4.7% of total revenues for the nine months ended September 30, 2016. The $5.7 million decrease was attributable primarily to a $9.0 million decrease in revenues from existing projects and a $6.5 million decrease in revenue from project completion, largely offset by a $9.8 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 74.3% of total manufacturing revenues for the three months ended September 30, 2017, from 71.5% for the three months ended September 30, 2016. The 2.8% increase in cost of revenues for the three months ended September 30, 2017, as a percent of total Manufacturing revenues, as compared to the three months ended September 30, 2016, was attributable primarily to decrease in revenue, rupee appreciation and increase in benefit cost including increase in health insurance cost offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims.

Cost of revenues for the nine months ended September 30, 2017 increased to 74.3% of Manufacturing revenues, from 70.9% for the nine months ended September 30, 2016. The 3.4% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was attributable primarily to decrease in revenue and rupee appreciation offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefits cost and decreased travel expenses due to decrease in onsite travel claims.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues decreased to $41.6 million for the three months ended September 30, 2017 or 18.0% of total revenues, from $41.7 million, or 17.3% of total revenues for the three months ended September 30, 2016. The $0.1 million decrease was attributable primarily to a $5.5 million decrease in revenue from project completion, largely offset by a $4.9 million increase in revenues from new engagements and a $0.5 million decrease in revenues from existing projects. The revenues for the nine months ended September 30, 2017 increased to $123.0 million, or 18.0% of total revenues, from $122.8 million or 16.9% of total revenues for the nine months ended September 30, 2016. The $0.2 million increase was attributable primarily to a $27.7 million net increase in revenues from existing projects and an $8.5 million increase in revenue from new engagements, largely offset by a $36.0 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues decreased to 57.7% of total Retail, Logistics and Telecom revenues for the three months ended September 30, 2017, from 58.8% for the three months ended September 30, 2016. The 1.1% decrease in cost of revenues, as a percent of revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was attributable primarily to decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, decreased benefit cost and decreased travel expenses due to decrease in onsite travel claims offset by decrease in revenue and rupee appreciation.

Cost of revenues for the nine months ended September 30, 2017 increased to 59.9% of Retail, Logistics and Telecom revenues, from 59.4% for the nine months ended September 30, 2016. The 0.5% increase in cost of revenues, as a percent of revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was attributable primarily to rupee appreciation and increase in benefit cost including increase in health insurance cost, offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost, and decreased travel expenses due to decrease in onsite travel claims and increase in revenue.

Corporate Direct Costs - Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, certain portion of Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues decreased to 0.2% of total revenue for the three months ended September 30, 2017, from 0.3% for the three months ended September 30, 2016. The 0.1% decrease in cost of revenues, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, is primarily attributable to decrease in compensation expenses due to decrease in headcount.

Corporate Direct Cost of revenues decreased to 0.2% of total revenue for the nine months ended September 30, 2017, from 0.3% of total revenue for the nine months ended September 30, 2016. The decrease of 0.1% is primarily attributable to decrease in compensation expenses due to decrease in headcount.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended September 30, 2017 were $27.2 million or 11.7% of total revenues, compared to $29.5 million or 12.2% of total revenues for the three months ended September 30, 2016.

Selling, general and administrative expenses for the three months ended September 30, 2017 were impacted by a decrease in revenue of $9.9 million that resulted in a 0.5% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to a decrease in compensation cost due to reversal of leave accruals and decrease in headcount, of $1.7 million, decrease in marketing expenses of $1.03 million, decrease in benefit cost of $0.5 million, decrease in depreciation/amortization of $0.4 million, decrease in office expenses of $0.4 million, decrease in voice and data expenses of $0.3 million, decrease in office rent expenses of $0.2 million and decrease in other expenses of $0.6 million offset by an increase in corporate expenses of $2.7 million primarily due to a decrease in foreign exchange gain of $1.5 million (a $0.3 million gain for the three months ended September 30, 2017 as against a gain of $1.8 million for the three months ended September 30, 2016).

Selling, general, and administrative expenses for the nine months ended September 30, 2017 were $86.2 million or 12.6% of total revenues, compared to $77.5 million or 10.6% of total revenues for the nine months ended September 30, 2016.

Selling, general and administrative expenses for the nine months ended September 30, 2017 were impacted by a decrease in revenue of $44.6 million that resulted in a 2% increase in selling, general and administrative expenses as a percentage of total revenue. The overall increase in selling, general and administrative expenses was attributable to an increase in corporate expenses of $13.4 million primarily due to, allowance for doubtful account provision of $1.33 million, corporate social responsibility related expenditure of $2.53 million, a decrease in foreign exchange gain of $9.2 million (a $1.8 million gain for the nine months ended September 30, 2017 as against a gain of $11.0 million for the nine months ended September 30, 2016), an increase in office expenses of $0.8 million offset by decrease in compensation cost due to reversal of leave accruals and decrease in headcount $2.5 million, decrease in marketing expenses of $0.6 million, decrease in office rent expenses of $0.5 million, decrease in depreciation/amortization of $0.5 million, decrease in voice and data expenses of $0.4 million, decrease in benefit cost $0.4 million, decrease in recruiting expense of $0.4 million and decrease in other expenses of $0.2 million.

Other Income (Expense), Net. Other income (expense), net includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowings.

Other income (expense), net for the three months ended September 30, 2017 was ($2.5) million or 1.1% of total revenues, compared to $4.2 million or 1.8% of total revenues for the three months ended September 30, 2016. The decrease in other income (expense), net of $6.7 million was attributable to a decrease in interest income of $1.8 million, a decrease in gains from the sale of mutual funds of $2.7 million and an increase in interest expenses of $2.2 million.

Other income (expense), net for the nine months ended September 30, 2017 was ($8.2) million or 1.2% of total revenues, compared to $13.2 million or 1.8% of total revenues for the nine months ended September 30, 2016. The decrease in other income (expense), net of $21.4 million was attributable to a decrease in interest income of $9.1 million, a decrease in gains from the sale of mutual funds of $4.6 million and an increase in interest expenses of $7.7 million.

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

During the three months ended September 30, 2017 and 2016, the effective income tax rates were 16.4% and 413.5%, respectively. The tax rate for the three months ended September 30, 2017 was impacted by one time favorable adjustments of $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return. Without the above, the effective tax rate for the three months ended September 30, 2017 was 27.1%.

The tax rate for the three months ended September 30, 2016 was impacted by one time repatriation, the Company recognized a one-time tax expense of about $270.6 million (net of foreign tax credits). Without the above, the effective tax rate for the year three months ended September 30, 2016 was 23.0%.

During the nine months ended September 30, 2017 and 2016, the effective income tax rates were 21.5% and 149.9%, respectively. The tax rate for the nine months ended September 30, 2017 was impacted by one time favorable adjustments of $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return and one-time reversal of valuation allowance of $2.92 million and additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the nine months ended September 30, 2017 was 25.4%.

The tax rate for the nine months ended September 30, 2016 was impacted by one time repatriation, the Company recognized a one-time tax expense of about $270.6 million (net of foreign tax credits) and one-time reversal of unrecognized tax benefits of $3.07 million. Without the above, the effective tax rate for the year three months ended September 30, 2016 was 23.0%.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments, gain (losses) on cash flow hedges, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended September 30, 2017 the other comprehensive loss amounted to $0.9 million, primarily attributable to foreign currency translation adjustments of $1.3 million and effective portion of gain on the cash flow hedge on Swap of $0.3 million. During the nine months ended September 30, 2017 the other comprehensive income amounted to $6.5 million, primarily attributable to foreign currency translation adjustments of $5.9 million and effective portion of gain on the cash flow hedge reserve on Swap of $0.6 million.

During the three months ended September 30, 2016 the other comprehensive loss amounted to $1.5 million, primarily attributable to foreign currency translation adjustments of $0.4 million. During the nine months ended September 30, 2016 the other comprehensive loss amounted to $17.8 million, primarily attributable to foreign currency translation adjustments of $17.7 million.

FINANCIAL POSITION

Cash and Cash Equivalents and Short-term investments: Cash and cash equivalents and short-term investments increased to $109.0 million at September 30, 2017 from $99.9 million at December 31, 2016. The increase was primarily due to additional short-term investment made from cash generated during the period from operating activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of September 30, 2017, the total cash and cash equivalents and short-term investment balances was $109.0 million. Out of that balance, $87.0 million was held by Indian subsidiaries and was composed of $51.4 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

The Board of Directors has authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is effective on July 25, 2017 and is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes. During the nine months ended September 30, 2017, the company has repurchased 875,435 of its Common Stock at a total consideration of $16.1 million from open market.

Net cash provided by operating activities was $138.7 million for the nine months ended September 30, 2017, consisting principally of net income from operations, a decrease in accounts receivable and increase in other liabilities offset by increase in other assets. The number of days sales outstanding in net accounts receivable was approximately 53 days and 54 days as of September 30, 2017 and 2016, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2017.

Net cash used by investing activities was $16.3 million for the nine months ended September 30, 2017, consisting principally of the purchase of mutual funds of $183.2 million, purchase of term deposits with banks of $1.5 million and $6.6 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai, an additional facility in Chennai and Poland, the acquisition of computers, software and communications equipment offset by $167.2 million from sales of mutual funds, $7.6 million from maturities of term deposits with banks and $0.2 million from sale of fixed assets.

Net cash used by financing activities was $127.3 million for the nine months ended September 30, 2017, consisting of the repayment of loans and borrowing of $111.3 million and repurchase of Common Stock of $16.1 million.

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

On September 12, 2016, the Company entered into a new credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016 and July 18, 2017 (the “Second Amendment”) , with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

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

As of September 30, 2017, the interest rates were 2.74% for the Term Loan and 2.74% and 2.74% for the two portions of the Revolving Facility.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating interest rate swap on November 30, 2016 (the “Swap”). The Pay Fixed component of the swap is fixed at 3.16%. The Company has designated the swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $0.3 million and gain of $0.6 million during the three months and nine months ended September 30, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of September 30, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
December 31, 2016	September 30, 2017	3.750
October 31, 2017	September 30, 2018	5.625
October 31, 2018	September 30, 2021	7.500

During the three months ended September 30, 2017, no principal payment was made towards the term loan. $3.750 million of principal was due to be paid on September 30, 2017 and the amount was paid on October 2, 2017 as the two days delay originated with the lender. However, the Company was still in compliance with loan covenants related to the payment schedule as of September 30, 2017. During the nine months ended September 30, 2017, principal payments of $11.25 million were made.

During the three months and nine months ended September 30, 2017, a principal pre-payment of $10.0 million and $100.0 million were made towards the Revolving Facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of September 30, 2017, the Company was in compliance with all financial covenants.

As of September 30, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $288.2 million and $99.7 million (net of $0.8 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at September 30, 2017 are as follows:

		(In thousands)

	Term Loan	Revolving Facility
	Principal Payments	Principal Payments
2017	$9,375
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$100,000

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed critical accounting policies and the estimates with Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. The Company recognizes revenue from time and material contracts as services are performed. During the three months ended September 30, 2017 and 2016, revenues from time and material contracts constituted 56% and 57%, respectively, of total revenues. Revenue from fixed-price, application management, maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended September 30, 2017 and 2016, revenues from fixed price application management and support engagements constituted 39% and 36% of total revenues, respectively.

Revenue on fixed price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts required through the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the change becomes known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the three months ended September 30, 2017 and 2016, revenues from fixed price application development and integration contracts constituted 5% and 7% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The allowance for doubtful accounts was $2.1 million as of September 30, 2017 and $0.8 million as of December 31, 2016. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at December 31, 2016, the Company recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during the three months ended March 31, 2017. During the nine months ended September 30, 2017, there was no accrual related to litigation.

Undistributed earnings of foreign subsidiaries.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax of $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in quarter ended March 31, 2017. The Company has reversed $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return attributable to the above repatriation, in quarter ended September 30, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides taxes on any foreign earnings in excess of these requirements. The September 30, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of September 30, 2017, the Company would have accrued taxes of approximately $30.9 million.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at September 30, 2017.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

ASSETS	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$75,417	$78,332
Short-term investments	33,618	21,614

Total	$109,035	$99,946

As of September 30, 2017, the total cash and cash equivalents and short-term investment balance was $109.0 million. Out of the above, an amount of $87.0 million was held by Indian subsidiaries which were comprised of an amount of $51.4 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at September 30, 2017 and December 31, 2016, the Company held 33% and 24% of total funds in Indian rupees.

The Company is also exposed to variable interest rate risk under the Senior Credit Facility. In connection with the Senior Credit Facility, the Company entered into Pay Fixed and Receive Floating Interest rate swap (the “Swap”) on November 30, 2016 to hedge interest rate risk on the Term Loan. The Swap is designed to reduce the variability of future interest payments with respect to the term loan by effectively fixing the annual interest rate payable on the Term Loan’s outstanding principal. The pay fixed component of interest rate swap is fixed at 3.16%.

The Swap is recorded at fair value and a gain of $0.3 million and $0.6 million during the three months and nine months ended September 30, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $8.9 million in the fair value of the Swap as of September 30, 2017. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the Swap of approximately $8.6 million as of September 30, 2017.

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

During the three months ended September 30, 2017, the Indian rupee has remained the same against the U.S. dollar, as compared to the three months ended June 30, 2017. Accordingly, it has not impacted the Company’s gross margin. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 27.0% and 86.8% of the expenses, respectively.

The rupee depreciation in closing rate as compared to the three months ended June 30, 2017 has resulted in foreign currency translation adjustments of $1.3 million, during the three months ended September 30, 2017, which has been reported as other comprehensive income.

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

During the three months ended September 30, 2017, the Company did not enter into new foreign exchange forward contracts. At September 30, 2017, no foreign exchange forward contracts were outstanding.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Board of Directors has authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is effective on July 25, 2017 and is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

The following information describes the Company’s stock repurchases during the    third quarter of the fiscal year ended December 31, 2017.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)including other charges	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2017 — July 31, 2017	—	—	—	$60,000,000
August 1, 2017 — August 31, 2017	671,219	18.3857	671,219	$47,659,171
September 1, 2017 – September 30, 2017	204,216	18.3078	204,216	$43,920,420

Total	875,435	18.3675	875,435	$43,920,420

Item 6.	Exhibits.

The Company’s Chairman shares certain principal executive officer responsibilities with the Company’s Chief Executive Officer and President. Therefore, in accordance with Rule 13a-14(a)/Rule 15d-14(a), both the Chairman and the Chief Executive Officer and President sign a 302 certification and the 906 certification as principal executive officers.

Exhibits

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement, dated July 18, 2017, between the Company, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as an Exhibit to the Company’s Form 8-K dated July 18, 2017, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : October 30, 2017	/s/ Rakesh Khanna
Rakesh Khanna, Chief Executive Officer and President (principal executive officer)

Date : October 30, 2017	/s/ Anil Agrawal
Anil Agrawal, Chief Financial Officer and
Chief Information Security Officer (principal financial officer and principal accounting officer)