Form 10-K
period 2017-12-31
SYNTEL INC
filed 2018-02-26
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2017, based on the last sale price of $16.96 per share for the Common Stock on The NASDAQ Global Select Market on such date, was approximately $554,288,060.

As of January 31, 2018, the Registrant had 82,965,154 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on or about June 6, 2018 are incorporated by reference into Part III hereof.

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

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry across the consumer lifecycle, which includes regulatory requirements, integrated care, stakeholder engagement and wider use of electronic health records, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing consumer orientation of healthcare, such as adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Insurance

Syntel serves the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ systems and operations, such as policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct customer relationships and strengthening interactions with networks of independent and captive insurance agents. This is often accomplished through the use of digital front-end technologies like web enablement, social media and mobility, and supported by modernization of applications, product implementations and infrastructure elements, along with cloud enablement. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios. Syntel helps our customers achieve this by managed services and IT and process automation with our industry leading SyntBots® automation platform.

Manufacturing

We provide technology services and business consulting in a range of sub-sectors including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials and natural resources. Demand for our services in this segment is being driven by trends that, among others, include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility. Digitization, including connectivity leveraging the Internet of Things, Analytics based decision support and Mobility are some of the emerging trends on which we are working with our clients.

Retail, Logistics and Telecom

Syntel’s Retail, Logistics and Telecom (RLT) Business unit is the fastest growing and second-largest business unit and leverages its comprehensive understanding of the business and technology needs of these industries. Aligned to Syntel’s Corporate Offering strategy, the RLT business unit offers legacy elimination and digital modernization solutions to its clientele. Our industry solutions for our clients include SCM, merchandising, sales and operations planning, point of sale (POS) solutions, omnichannel enablement and integration, web content management solutions, sales force and cloud foundry enablement, among others. Syntel’s RLT offerings are designed to provide effective operations and enhanced customer experiences.

INDUSTRY

Digital technologies are becoming ubiquitous in our personal and professional lives. Every industry is facing disruption from “Born Digital” competitors who are leveraging technology to disrupt existing business models.

Global 2000 companies are facing the urgent need to evolve into digital enterprises. They must simultaneously address two challenges – to implement digital technology and business models to compete with disruptive competitors and modernize their technology infrastructure and systems to seamlessly integrate into the digital ecosystem.

Syntel’s message to its clients is “Evolve the Core and Go Digital to achieve more.” Syntel helps Global 2000 companies manage and modernize their existing IT systems and knowledge processes and delivers digital solutions to transform their business for the Digital Age.

•	Core Services: Optimize the management of “Run the Business” services, through outsourcing of their information technology (IT) and business / knowledge processes. The primary driver for outsourcing is greater efficiency through standardized processes, reliability and scalability, resulting in lower total cost of ownership.

•	Digital Services: Invest in transformational “Change the Business” digital programs to drive new customer acquisition, revenue growth, speed to market and business agility.

Demand for core IT services is driven by companies seeking to outsource not just specific projects for the design, development and integration of new technology systems, but also ongoing management, maintenance and enhancement of existing technology systems and infrastructure. Traditional application and infrastructure management services have evolved into integrated IT Operations services (IT Ops) through the use of intelligent automation. Service providers best positioned to benefit from the demand for Core Services have access to a pool of skilled professionals, a proven ability to manage large-scale IT and KPO programs, robust methodologies for managing transition, projects and risk, low-cost offshore software development facilities, and operational scalability to meet customer growth requirements. Providers with strong expertise in automation solutions can create competitive advantage by providing greater efficiency and lower risk.

Digital Services include the implementation and management of new technology solutions in Big Data analytics, customer experience, process digitization and connected devices using Internet of Things (IoT). Demand for Digital Services is driven by skills in new and emerging technologies, an understanding of the complexities of a rapidly-changing technology landscape and knowledge of digital business models and their impact on different industries. Companies are increasingly adopting a “Product Engineering” approach for developing new applications, leveraging cloud based development platforms, Agile development methodology and integrated software development and testing (DevOps).

Demand for Knowledge Process Outsourcing (KPO) services is driven by enterprises looking beyond IT outsourcing to drive cost efficiency by outsourcing business and knowledge processes. KPO services can deliver greater efficiency and improved service levels for the client. Companies are increasingly adopting automation technologies to drive greater efficiency levels in business process operations.

Global delivery of services is an integral element of the business strategy of any Global 2000 corporation. Services globalization enables companies to access a global pool of skilled talent and capabilities to drive greater competiveness. A well-executed global services model delivers higher quality, lower cost, faster turnaround, and responsive and customized service.

Syntel’s customer-centric approach delivers tangible value to clients through a flexible model that combines technology skills, intellectual property and business domain expertise to develop innovative solutions to solve unique business problems. Our organization is focused on and aligned to help customers strike the right balance between investing in new initiatives and optimizing and modernizing existing ones. Syntel’s “Customer for Life” philosophy emphasizes flexibility, customer responsiveness, value focus and a tradition of delivery excellence.

During 2017, the Company provided services to 136 customers, primarily in the U.S. and Europe. Syntel has been chosen as a preferred vendor by many of its customers and has been recognized for its quality and responsiveness. The Company seeks to develop long-term relationships with its customers in order to become a trusted business partner and expand its presence with current customers. Additionally, the Company believes that its domain expertise, breadth of services and strong alignment with client culture and business imperatives are important decision factors in Syntel being chosen as a preferred vendor. The Company’s investment in developing the SyntBots intelligent automation platform enables it to deliver higher levels of efficiency and quality to client engagements.

The Company has an integrated sales and marketing approach that leverages a dedicated sales team to identify and acquire new accounts and work with engagement teams to expand and cross-sell within existing accounts. The sales and engagement teams’ efforts are complemented by teams who cover the analyst, advisory and product alliance channels.

The Company believes that human resources are its most valuable asset and invests significantly in programs to recruit, train and retain technology and operations professionals. The Company recruits through a global recruiting network and maintains a broad package of employee support programs. Syntel believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. The Company launched a global workforce transformation program called Syntel X.0 to prepare its workforce for the future. This comprehensive program realigns learning and development, career planning and performance measurement to meet the dynamic requirements of the Digital Age.

As of December 31, 2017, Syntel’s worldwide billable headcount consisted of 17,307 professionals providing professional services to Syntel’s customers.

The information set forth under Note 16, “Geographic Information,” to the Consolidated Financial Statements in the separate financial section of this Annual Report on Form 10-K is incorporated herein by reference.

COMPETITIVE ADVANTAGE

Over the past 37 years, Syntel has been able to align its services, client value proposition and its business model to stay ahead of the curve and remain relevant and valuable to its clients. Syntel’s competitive advantage is underpinned by the following core competencies:

Customers for Life: The Company recognizes that its best source for new business opportunities comes from existing customers and believes that superior customer service is a differentiating factor — as evidenced by Syntel’s high rate of repeat business. At the beginning of a customer engagement, Syntel’s services are based on technical and domain expertise and experience. Over time, Syntel develops an in-depth knowledge of the customer’s business processes, applications, processes and industry, enabling Syntel to identify and implement new higher-value services for that customer.

Industry Domain: Syntel’s mission statement is “We create new opportunities for our clients by harnessing our talent, passion and innovation.” The Company is focused on developing a strong understanding of its clients’ businesses to drive new opportunities to improve their business performance. Syntel has developed methodologies, toolsets and proprietary knowledge applicable to specific industries. Syntel combines deep industry knowledge with an understanding of its clients’ needs and technologies to provide high-value, high-quality services that are strongly linked to their underlying business. For the year ended December 31, 2017, the Company’s percentage of revenue by industry segment was 45%, 18%, 18%, 15% and 4% for banking and financial services, retail, logistics and telecom, healthcare and life sciences, insurance and manufacturing, respectively.

Depth and Breadth of Technology Service Offerings: The Company provides a comprehensive range of technology services, including IT Ops (application and infrastructure management), Product Engineering (application development, and testing), Legacy Modernization (application modernization, data modernization and cloud migration) and Digital (customer experience, process digitization, data and insights and IoT). This broad technology expertise and experience enables the Company to partner closely with its customers to solve a wide variety of business problems through the power of technology.

Intellectual Property: Over its 37-year history, Syntel has developed proven methodologies and practices, innovative accelerators, tools and utilities, reusable software assets, and technical expertise for the development, management and transformation of its customers’ information systems and business processes. The Company believes this intellectual property enhances its ability to understand customer needs, design customized solutions and provide high quality services faster and cost-effectively.

The Company strives to continually enhance its knowledge base by creating competencies in emerging technical fields such as automation, artificial intelligence, Big Data analytics, cloud computing, mobile and embedded technologies, open source platforms, and social media. Syntel’s intelligent automation platform SyntBots® is gaining traction among clients and analysts.

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

Global Delivery: Syntel performs its services on-site at customer locations, off-site at the Company’s U.S. and European locations, and offshore at the Company’s locations in Asia. By linking each of its service locations together through a dedicated data and voice network, Syntel provides a seamless service capability to its customers around the world, largely unconstrained by geographies, time zones and cultures. Syntel’s Global Delivery Model gives the Company the flexibility to deliver to each customer a unique mix of onsite, offsite, nearshore and offshore services to meet varying customer needs for direct interaction with Syntel personnel, access to technical and process expertise, resource availability and cost-effective delivery.

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

BUSINESS STRATEGY

The Company strives to become a strategic partner with its customers to manage the lifecycle of their technology, business and knowledge process operations. Syntel’s strategy is based on the following levers:

Focus on wallet share expansion in current customers (Top 50) and selectively add new customers: Syntel’s emphasis on customer service and long-term relationships has enabled the Company to generate recurring revenues from existing customers. The Company has intensified its efforts to become a preferred supplier for all its top 50 accounts. The Company also seeks to expand its customer base within its chosen industries through sales and marketing efforts. The Company is also increasing its marketing efforts in other parts of the world, particularly in Europe.

Leverage Global Delivery Model: The ability to deliver a seamless service capability virtually anywhere in the world from local and offshore facilities gives Syntel an effective ability to meet customer needs for technical and process expertise, best practice solutions, resource availability, scalability, responsive turnaround and cost-effective delivery. The Company has invested in expanding its offshore delivery footprint beyond India, and has established centers in Manila, Philippines and Krakow, Poland. A significant proportion of the Company’s services are delivered from offshore delivery locations. Measured by billable headcount, the percentage of services delivered from offshore centers was approximately 76% and 76% as of December 31, 2017 and December 31, 2016, respectively.

Selectively pursue partnership opportunities: The Company has entered into partnership alliances with numerous software product companies. These alliances combine the partner’s software capabilities with Syntel’s extensive implementation and delivery capabilities to drive value delivery to clients. Before entering into a partnership alliance, the Company considers a number of criteria, including: the technology employed, the industry served, the projected product lifecycle, the size of the potential market, the product’s integration requirements, and the reputation of the potential partner.

Attract and retain highly skilled professionals: The Company believes that employees are its most valuable asset, and that its success depends in large part upon the ability to attract, develop, motivate, retain and effectively utilize highly skilled professionals. Over the years, the Company has developed a worldwide recruiting network, logistical expertise to relocate its personnel, and programs for human resource retention and development.

The Company believes that its management structure and human resources organization is designed to maximize the Company’s ability to efficiently expand its professional staff in response to customer needs. The Company believes that its investments in creating world-class campus facilities have positively impacted its ability to attract and retain high quality talent.

Additionally, the Company’s “Syntel X.0” program is designed to ensure that Syntel’s workforce stays up-to-date and equipped with the right skills, competencies and knowledge to meet changing customer requirements and continue delivering high-value technology and business solutions in the Digital Age.

Focus on services powered by intelligent automation: Syntel has invested heavily in a comprehensive intelligent automation platform, SyntBots, which underpins the delivery of IT and process outsourcing services. Syntel’s IT Ops, Legacy Modernization, Product Engineering, Digital One and KPO services leverage the SyntBots platform’s tools, components and accelerators, which enables the Company to deliver higher efficiency, improved quality, lower risk and greater value to clients.

SERVICE OFFERINGS

Syntel’s focus on customer service is evidenced by the high level of repeat business from existing customers, and the performance and quality awards its customers have bestowed on Syntel. During 2017, approximately 99% of Syntel’s revenue came from clients the Company has worked with for at least one year. Syntel has earned recognition for its quality and innovation from a host of clients in a variety of industries. Syntel is also an ISO 9001:2015 and ISO 27001:2013 certified company and has been issued a SOC 1 Type II report as per the Statement of Standard for Attestation Engagement No. 18 (SSAE18) and SOC 2 Type II report performed under AT Section 101, Attest Engagements (AICPA), Professional Standards.

Syntel provides a comprehensive range of services to its customers, including IT Ops, Product Engineering, Legacy Modernization, Digital One® and KPO services.

IT Operations Management (IT Ops): Drive availability, scalability and business agility

Syntel provides end-to-end, integrated application and infrastructure management services to its clients. The ideal delivery method for these services is a managed services model, where Syntel assumes responsibility for managing the system and delivering agreed-upon service levels for availability, performance and problem resolution. The Company’s SyntBots® intelligent automation platform delivers robust, reusable automation capabilities that enhance the productivity and quality of its IT Operations Management services.

Product Engineering: Enable innovation at speed

Enterprises are adopting a “product engineering” approach for building new software applications. Syntel enables clients to build and test applications using traditional and cloud-based development platforms.

Syntel uses a Scaled Distributed Agile development methodology along with continuous testing and integration (DevOps) frameworks and toolsets to deliver new applications faster and more efficiently. The Company’s SyntBots intelligent automation platform provides reusable tools and accelerators to improve productivity and quality in the development and testing cycle.

Legacy Modernization: Digital-ready IT

Global enterprises are often saddled with technical debt accumulated over the course of decades, which comprises older systems built on different technologies and architectures. Technical debt is one of the most significant obstacles that prevents enterprises from providing a seamless digital customer experience. Syntel has a comprehensive suite of services to help clients modernize their legacy systems to seamlessly interoperate with the digital ecosystem.

Syntel’s legacy modernization services cover all three layers of the technology stack: applications, data and infrastructure. Syntel’s legacy modernization services include software analysis, language conversion, reverse engineering, database migration, code optimization, cloud onboarding and migration, ecosystem migration, testing and management. Syntel’s intelligent automation platform, SyntBots, provides tools and accelerators for faster speed to market, improved quality, greater efficiency and lower risk for modernization programs.

Digital One: Deliver outstanding customer experience

Syntel’s Digital One services enable clients to deliver outstanding customer experience across all digital channels. The Company’s digital services include consulting, implementation and management of solutions for customer experience, data and insights, process digitization and smart connected devices. Syntel’s services cover a wide array of technologies across enterprise architecture, data warehousing, business intelligence, enterprise application integration (EAI), mobility, big data, analytics and Internet of Things (IoT).

Knowledge Process Outsourcing

Syntel’s KPO services provide high-value outsourced solutions for knowledge and business processes. Syntel’s proven process expertise combined with process automation capabilities using the SyntBots automation platform enables the Company to deliver greater efficiency and value to clients.

Syntel’s Global Delivery Organization (GDO) is responsible for seamless delivery of IT services to all its clients. GDO enables greater efficiency, agility and client satisfaction through integrated and automation-enabled delivery of application and infrastructure services using a factory model. It enables the Company to respond to client needs for ongoing service and flexibility, and provides the ability to quickly and cost-effectively ramp up engagements to meet timing and resource demands for mission-critical applications.

Syntel aligns its service delivery model to every customer organization’s IT strategy and preferred delivery model. For example, if the customer’s business requires fast delivery of a mission-critical application update, Syntel will combine on-site professionals with knowledge of the customer’s business processes and applications with its global infrastructure to deliver around-the-clock resources. If the customer’s primary goal is cost reduction, Syntel may increase the portion of work performed at its offshore Global Development Centers to significantly lower costs. The Company believes that its ability to provide flexible service delivery and access to resources permits responsiveness to customer needs and is an important factor that differentiates its services in the marketplace.

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

During 2017, the Company provided services to 136 customers, principally in the U.S. and Europe. The Company also serves a number of customers in Asia, many of whom are subsidiaries or affiliates of U.S. customers.

For the years ended December 31, 2017, 2016 and 2015, the Company’s top ten customers accounted for approximately 69%, 73% and 74% of the Company’s total revenues, respectively. The Company’s three largest customers in 2017 contributed approximately 16%, 15% and 14%, respectively, of the total revenues. The Company’s largest customer for the years ended December 31, 2017, 2016 and 2015 was American Express, accounting for approximately 16%, 22% and 21% of the total consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s second-largest customer, State Street Bank, contributed approximately 15%, 14% and 15% of total consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Finally, the Company’s third-largest customer, Federal Express Corporation, contributed approximately 14%, 12%, and 12% of total consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company’s marketing initiatives cover traditional and digital channels to connect and engage with customers and prospects. Digital channels include Syntel’s corporate website, online advertising, social media outreach and online events such as webinars. Offline channels include direct marketing campaigns, sponsoring and exhibiting at conferences and tradeshows, hosting client-focused events, public relations activities and maintaining strong relationships with industry trade groups, industry analysts and sourcing advisory firms.

HUMAN RESOURCES

The Company believes that its human resources are its most valuable asset. As of December 31, 2017, the Company globally had 22,114 full-time employees including a billable headcount of 17,307 providing a wide range of IT and KPO services to Syntel’s customers.

The Company has implemented a management structure and human resources organization intended to maximize the Company’s ability to efficiently expand its professional staff to meet customer demands. The Company believes that it has the capability to meet its anticipated future staffing needs for IT and KPO professionals through its established recruiting, talent management and training programs.

Talent Acquisition: The Company has developed a robust recruiting methodology over the years, with campus hiring as the primary focus in key global regions. The Company has also significantly expanded its global recruiting team, with recruiters in the U.S., Europe, the Philippines, and at offices across India working to recruit candidates with the right mix of skills and experience to support its global customer base.

Talent Management:

The Company seeks to provide meaningful development and advancement opportunities to its employees, which the Company believes leads to improved employee retention and better customer service.

Syntel X.0 is the Company’s key workforce transformation initiative, which aims to foster a learning culture powered by agility, inspired leadership, and empowered people.

In addition, Syntel’s talent management program STEP (Syntel Talent Engagement Program) is focused on amplifying the agility of our employees and helping them evolve with and stay ahead of changing market needs and requirements. The primary objectives of this program is to focus on employee potential, nurture employee talent and identify future leaders from within the Company’s ranks.

As part of its retention strategy, the Company provides a competitive compensation and benefits package on par with industry standards.

Training:

In line with Syntel X.0, Syntel’s entire training framework is powered by an exhaustive learning engine, which is mapped to an industry standard content library that provides on-demand learning opportunities to Syntel employees.

Syntel’s training team leverages proven methodologies and practices with the objective of developing a consistent and reliable talent pool of qualified IT and KPO professionals. Syntel periodically introduces new and relevant training programs to enhance the skills and abilities of its employees in one of the Company’s four core training areas: Technical, Functional, Industry Domain, and Management.

•	Technical training programs encompass the core technology skills, programming languages, software packages, and development methodologies used for executing projects.

•	Functional training is primarily focused on instructing employees how to properly execute processes involved in the Company’s KPO engagements.

•	Industry domain training is intended to provide employees with deep knowledge of the fundamental principles of a customer’s underlying business.

•	Management training covers a range of topics that include project management, leadership development, and behavioral skills.

Training is delivered in instructor-led, eLearning and video learning modes, in stand-alone as well as blended learning formats.

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

In KPO services, the Company primarily competes with other offshore KPO vendors including Genpact, HCL, Wipro Technologies, WNS, and with offshore captive units established by client organizations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

NAME	AGE	POSITION
Bharat Desai	65	Co-Chairman and Director
Prashant Ranade	65	Co-Chairman and Director
Rakesh Khanna	55	Chief Executive Officer, President and Director
Anil Agrawal	41	Chief Financial Officer and Chief Information Security Officer
Daniel M. Moore	63	Chief Administrative Officer, General Counsel and Secretary
Rahul Aggarwal	48	Vice President, Insurance Business Unit Head
Ben Andradi	57	Vice President, Head – Europe Sales
Sameer Arora	47	Vice President, Chief Marketing Officer
Sanjay Garg	51	Vice President, Chief Executive Officer, State Street Syntel Services Private Limited
Anil Jain	59	Senior Vice President, Head – Sales NAO
Chetan Manjarekar	52	Senior Vice President, Digital One Head
Sujay Puthran	46	Vice President, Global Head – Human Resources & Administration
V. S. Raj	54	Senior Vice President, Banking and Financial Services Business Unit Head

Raja Ray	55	Senior Vice President, RCT, Logistics and Travel Business Unit Head
Murlidhar Reddy	48	Senior Vice President, Healthcare Business Unit Head
Narendar Reddy	53	Vice President, Life Sciences Business Unit Head
Avinash Salelkar	55	Vice President, Manufacturing Business Unit Head
Ramakumar Singampalli	50	Senior Vice President, Chief Delivery Officer

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

Rakesh Khanna was appointed Chief Executive Officer and President of the Company in July 2017. He previously served the Company as Interim Chief Executive Officer from November 2016 to July 2017 and as Chief Operating Officer from January 2012 to October 2016. He has served as a director of the Company since July 2017.

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

Daniel M. Moore has served the Company as Chief Administrative Officer, General Counsel and Secretary since August 1998.

Rahul Aggarwal was appointed Vice President, Insurance Business Unit Head in December 2016. Mr. Aggarwal has been with the Company since February 2008 and served as MSO Location Head from June 2014 to November 2016 and Head for Infrastructure Services from January 2013 to May 2014.

Ben Andradi was appointed Vice President, Head – Europe Sales in March 2015. Mr. Andradi has been with the Company since June 2009 and was responsible for the Banking and Financial Services and Insurance business units in Europe through March 2015.

Sameer Arora was appointed Vice President, Chief Marketing Officer in November 2016. Mr. Arora previously served with Syntel as Vice President – Emerging Technologies & Innovation from January 2016 to October 2016, Vice President & Head – Digital One from June 2014 to December 2015, and Vice President & Head Marketing from December 2010 to May 2014.

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

Chetan Manjarekar was appointed Senior Vice President, Digital One Head in January 2016. Mr. Manjarekar previously served with Syntel as Senior Vice President, Head—Enterprise Solutions Group from June 2014 to December 2015 and Vice President, Head Strategic Offerings Group from December 2006 to May 2014.

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

Murlidhar Reddy was appointed Senior Vice President, Healthcare Business Unit Head in July 2016. Prior to that, he served as Senior Vice President, Healthcare and Life Sciences Business Unit Head from October 2011 to June 2016.

Narendar Reddy was appointed Vice President, Life Sciences Business Unit Head in July 2016. Prior to that, Mr. Reddy served the Company as Vice President – Healthcare and Life Sciences Sales for North America from April 2012 to July 2016.

Avinash Salelkar was appointed Vice President, Manufacturing Business Unit Head in February 2011.

Ramakumar Singampalli was appointed Senior Vice President – Chief Delivery Officer in December 2016. Mr. Singampalli previously served the Company as Senior Vice President, MSO Head from June 2014 to December 2016. Prior to that, he headed corporate strategy as Vice President, Strategic Initiatives from May 2010 to June 2014.

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

The Company’s ten largest clients generated approximately 69%, 73% and 74% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s largest client for the years ended December 31, 2017, 2016 and 2015 was American Express, which generated approximately 16%, 22% and 21% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s second-largest client for the years ended December 31, 2017, 2016 and 2015 was State Street Bank, which generated approximately 15%, 14% and 15% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s third-largest client for the years ended December 31, 2017, 2016 and 2015 was Federal Express Corporation, which generated approximately 14%, 12% and 12% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The Company expects to continue to derive a significant portion of the Company’s revenues from American Express, State Street Bank and Federal Express Corporation. Failure to meet a client’s expectations could result in cancellation or non-renewal of the Company’s engagement and could damage the Company’s reputation and adversely affect its ability to attract new business. Many of the Company’s contracts, including all of the Company’s contracts with its ten largest clients, are terminable by the client with limited notice to the Company and without compensation beyond payment for the professional services rendered through the date of termination. An unanticipated termination of a significant engagement could result in the loss of substantial anticipated revenues. The loss of any significant client or engagement could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also derived, and expects to continue to derive, a significant portion of its revenues from clients in certain industries, including the financial services, insurance and healthcare industries. Clients in the financial services industry generated approximately 45%, 49% and 49% of the Company’s revenues for the years ended December 31, 2017, 2016 and 2015, respectively. A downturn in the financial services industry or other industries from which the Company derives significant revenues could result in less revenue from current and potential clients in such industry and could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the Company’s KPO services to State Street Bank and Trust Company and its affiliate are provided through a joint venture between Syntel and an affiliate of State Street Bank and Trust Company. Sales of KPO services only to State Street Bank and Trust Company and its affiliate represented approximately 10%, 11% and 12% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The current master agreement under which the Company is able to provide KPO services to State Street Bank and Trust Company and its affiliate appoints the Company as an authorized provider but does not require that the clients use the Company for KPO services. KPO services are ordered through separate work orders as may be agreed to by the clients and the Company from time to time. The master agreement is terminable on short notice, has no minimum volume commitments, and has an initial expiration date of September 30, 2020, with the ability of State Street Bank and Trust Company to further extend the agreement for an additional one-year term by providing at least 6 months prior written notice to the Company. State Street Bank and Trust Company, through a separate shareholders agreement between an affiliate and an affiliate of Syntel, has the right to purchase the Company’s interest in the joint venture at an agreed upon formula price. This purchase right is exercisable by State Street Bank and Trust Company affiliate (i) during the 30-day period beginning on the first business day of the 90-day period prior to the expiration of the initial term of the master agreement (September 30, 2020) or the expiration of the renewal term (September 30, 2021), (ii) in the event that State Street Bank and Trust Company or its affiliate terminates the master agreement due to the Company’s change in control, insolvency, inadequate financial resources or material breach of the master agreement or the shareholders agreement, (iii) if State Street Bank and Trust Company and its affiliates suffer certain cumulative losses under the master agreement that exceed $25 million, or (iv) if the master agreement is required by law or regulation to be terminated. The exercise of this purchase right would have the effect of terminating the Company’s ability to provide KPO services to State Street Bank and Trust Company and its affiliate and transferring some related KPO professionals and assets to State Street Bank and Trust Company. State Street Bank and Trust Company’s exercise of the purchase right under the shareholders agreement could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

A dislocation or downturn in world financial markets could adversely affect the Company’s business, results of operations and financial condition.

World financial markets are highly economically sensitive and any dislocation or downturn may cause customers in the sector to curtail spending, which could result in a decrease in demand for the Company’s services. In addition, certain of the Company’s customers could experience an inability to pay suppliers. Likewise, suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect the Company’s business, results of operations and financial condition.

Failure to hire and retain a sufficient number of qualified professionals could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business of delivering professional services is labor intensive, and accordingly, the Company’s success depends upon the Company’s ability to attract, develop, motivate, retain and effectively utilize highly-skilled professionals. The Company believes that there is a continuing shortage of, and significant competition for, professionals who possess the technical skills and experience necessary to deliver the Company’s services, both in the United States and in India, and that such professionals are likely to remain a limited resource for the foreseeable future. Further unplanned exit of senior management team members could have an adverse impact on the Company’s business or results. The Company believes that as a result of these factors, the Company operates within an industry that experiences a significant rate of annual turnover of personnel. The Company’s business plans are based on hiring and training a significant number of additional professionals each year to meet anticipated turnover and increased staffing needs. The Company’s ability to maintain and renew existing engagements and to obtain new business depends, in large part, on the Company’s ability to hire and retain qualified professionals. The Company performs a portion of the Company’s employee recruitment for U.S. positions in foreign countries, particularly India. For the years ended December 31, 2017, 2016 and 2015, annual voluntary attrition was 21.4%, 23.1% and 22.3%, respectively. For the same periods, the number of net hires was (897), (1,526) and (16), respectively. There can be no assurance that the Company will be able to recruit and train a sufficient number of qualified professionals or that the Company will be successful in retaining current or future employees. Increased hiring by technology companies, particularly in India, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which the Company operates and hires. Failure to hire and train or retain qualified professionals in sufficient numbers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government regulation of immigration and work permits/visas could impact the Company’s ability to effectively utilize the Company’s Global Delivery Model.

The Company recruits professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which the Company operates or plans to operate. As of December 31, 2017, 3,291 IT professionals representing approximately 14.9% of the Company’s worldwide workforce provided services under work permits/visas. The Company’s inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Government taxation in the countries where the Company does business could reduce the Company’s overall profitability.

The Company’s Indian subsidiaries have units registered as a Software Technology Park (STP), an Export Oriented Unit (EOU), or a Special Economic Zone (SEZ) unit. Units registered as a STP, EOU and certain units located in a SEZ were exempt from payment of corporate income taxes on the profits generated by these units either for ten years of operations or until March 31, 2011, whichever came first. Other units located in a SEZ are eligible for 100% exemption from payment of corporate income taxes for the first five years of operation and 50% exemption for the next two years and a further 50% exemption for another three years, subject to fulfillment of criteria laid down. New units in a SEZ that are operational after April 1, 2005 are eligible for a 100% exemption from payment of corporate income taxes for the first five years of operation, 50% exemption for the next five years and a further 50% exemption for another five years, subject to the fulfillment of certain criteria. Without the above exemptions, business income is taxable at the Indian statutory rate (34.608% as of December 31, 2017).

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

As of December 31, 2017 and 2016, the Company has disputed and potentially disputable tax liabilities of $96.06 million and $83.67 million, respectively, relating to various fiscal years. Against the above, the Company has recognized tax liabilities, representing the unrecognized tax benefits, of $77.94 million and $68.51 million and corresponding interest of $2.21 million and $1.45 million for the years ended December 31, 2017 and 2016, respectively. The Company periodically reviews the disputed and potentially disputable tax liabilities, which includes reviews by the external tax consultants and tax counsels. These reviews are performed to ensure the adequacy of the corresponding provision for tax liabilities and that appropriate provisions are being made.

The Company has paid income taxes of $44.03 million and $41.41 million against the liabilities for unrecognized tax benefits of $77.94 million and $68.51 million, as of December 31, 2017 and 2016, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The IT and KPO services industries are intensely competitive, and the Company may not be able to compete successfully against current and future competitors.

The IT and KPO services industries are intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes with a variety of other companies, depending on the services offered. In IT services, the Company primarily competes with domestic firms such as Accenture, Cognizant, EDS and IBM Global Services and with India-based companies including Infosys Technologies, Tata Consultancy Services and Wipro Technologies. The Company is also seeing increased competition from non-Indian sources such as from Eastern Europe and the Philippines. In KPO services, the Company primarily competes with other offshore KPO vendors including HCL Technologies, Wipro Technologies and WNS. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company does. As a result, they may be able to compete more aggressively on pricing, respond more quickly to new or emerging technologies and changes in client requirements, or devote greater resources to the development and promotion of IT services and KPO services than the Company does. India-based companies also present significant price competition due to their competitive cost structures and tax advantages. In addition, there are relatively few barriers to entry into the Company’s markets and the Company has faced, and expects to continue to face, additional competition from new IT service and KPO service providers. Further, there is a risk that the Company’s clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party vendor. The IT services industry is also undergoing consolidation, which may result in increased competition in the Company’s target markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures will not materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s quarterly operating results are variable.

The Company has experienced and expects to continue to experience fluctuations in revenues and operating results from quarter to quarter due to a number of factors, including: the timing, number and scope of customer engagements commenced and completed during the quarter; progress on fixed-price engagements; timing and cost associated with expansion of the Company’s facilities; changes in professional wage rates; the accuracy of estimates of resources and time frames required to complete pending assignments; the number of working days in a quarter; employee hiring, attrition and utilization rates; the mix of services performed on-site, off-site and offshore; termination of engagements; start-up expenses for new engagements; length of sales cycles; customers’ budget cycles; and investment time for training. Because a significant percentage of the Company’s selling, general and administrative expenses are relatively fixed, variations in revenues may cause significant variations in operating results. It is possible that the Company’s operating results could be below or above the expectations of market analysts and investors. In such an event, the price of the Company’s common stock would likely see a material adverse impact. No assurance can be given that quarterly results will not fluctuate, causing an adverse effect on the Company’s financial condition at the time.

The Company’s international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 10.9% of the Company’s revenues for the year ended December 31, 2017. The Company anticipates that revenues from customers outside North America will continue to account for a material portion of the Company’s revenues in the foreseeable future and may increase as the Company expands its international presence, particularly in Europe. Risks associated with international operations include the burden in complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company undertakes development and maintenance engagements, which are billed on a fixed-price basis, in addition to the engagements billed on a time-and-materials basis. Fixed-price revenues from development and maintenance activity represented approximately 44%, 43% and 42% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Any failure to estimate the resources and time required to complete a fixed-price engagement on time and to the required quality levels or any unexpected increase in the cost to the Company of IT professionals, office space or materials could expose the Company to risks associated with cost overruns and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of, and time dedicated to, compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the Nasdaq Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our control environment is functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent registered public accountant to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year-ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

Our management team and other personnel will need to devote a substantial amount of time to these compliance initiatives, which extend to all of our subsidiaries. In particular, these increased obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely affect our business operations.

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

Wage pressures in India and other countries where the Company does business may reduce the Company’s profit margins.

Wage pressures in India and other countries where the Company does business may prevent the Company from sustaining the Company’s competitive advantage and may reduce the Company’s profit margins. As of December 31, 2017, approximately 76% of the Company’s billable workforce was in India. Wage costs in India have historically been lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of the Company’s advantages. However, wage increases in India may prevent the Company from sustaining this advantage and may negatively affect the Company’s profit margins. Wages in India are increasing at a faster rate than in the United States, which could result in increased costs for technology professionals. Compensation increases may result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company holds a significant amount of its cash in U.S. dollars and in Indian rupees. Accordingly, changes in exchange rates between the Indian rupee and the U.S. dollar could have a material adverse effect on the Company’s revenues, other income, cost of services, gross margin and net income, which may in turn have a negative impact on the Company’s business, operating results and financial condition. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in past years and may fluctuate substantially in the future. The Company expects that a majority of the Company’s revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of the Company’s expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian rupees. Consequently, the results of the Company’s operations may be adversely affected if the Indian rupee appreciates against the U.S. dollar and an effective foreign exchange hedging program is not in place.

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

The Company expenses stock-based awards in accordance with provisions prescribed by authoritative guidance. The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company has issued restricted stock units to its non-employee directors and employees. During the year ended December 31, 2017, the Company recorded $8.6 million of expense for equity-based compensation (including charges for restricted stock units and a dividend equivalent).

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

The Company’s accumulated foreign earnings are deemed to be permanently reinvested outside the United States and the Company has not provided for dividend distribution tax on such earnings. Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. If in the future, management were to conclude that any portion of foreign earnings will not be permanently reinvested outside the U.S., this may result in an additional provision for dividend distribution tax , which could affect our future effective tax rate. If the Company repatriates any of such earnings, the Company will incur a dividend distribution tax for distribution from India, currently 20.358% on dividend distribution under Indian tax law, and be required to pay United States State corporate income taxes on such earnings. If the Company decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2017, the Company would accrue taxes of approximately $30.0 million.

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

The Company’s exposure to fluctuations in interest rates due to market conditions could materially and adversely affect Company’s business, results of operations and financial condition.

The interest rates applicable to the Senior Credit Facility, as amended, other than in respect of swingline loans, will be LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate (as that term is defined in the Senior Credit Facility) plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan will bear interest at the Base Rate plus 0.50%. In no event will LIBOR be less than 0% per annum. While the Company has entered into interest rate swaps (IRS) to partially hedge against fluctuations in interest rates, since interest rates vary with changes in LIBOR, which is dependent on market conditions, our debt exposes us to market risk from fluctuations in interest rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters and principal administrative, sales and marketing, and system development operations are located in 6,430 square feet of leased space in Troy, Michigan. The Company occupies these premises under a lease expiring in September 2022.

The Company has a telecommunications hub located in 3,128 square feet of leased space in Cary, North Carolina under a lease which expires in April 2018.

The Company also leases office facilities in Phoenix, Arizona; Schaumburg, Illinois; Miami, Florida; Irving, Texas; New York, New York; Memphis, Tennessee; Cambridge, Massachusetts(Boston); London, UK; Glasgow, Scotland; Toronto, Canada; Stuttgart and Frankfurt, Germany; Taguig City, Philippines; and Port Louis, Mauritius. The Company also maintains registered offices in Singapore; Paris, France; Dublin, Ireland; and Hong Kong.

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

The Company’s India operations are registered in Mumbai. Syntel has multiple leased facilities in Mumbai with a total capacity of nearly 8,744 seats.

Syntel leases 676,757 square feet of office space in Mumbai, India, under twelve leases expiring between March 31, 2018 and January 26, 2025. These facilities house IT and KPO professionals, as well as its senior management, finance and accounting, administrative personnel, human resources, recruiting and sales and marketing functions.

Syntel has one leased facility in Chennai with a total capacity of nearly 134 seats. Syntel leases 10,800 square feet of office space in Chennai, India, under leases expiring on September 1, 2021.

The Company has approximately 29 acres of land in an Information Technology Park in Chennai, India. This area of land has been designated as a Special Economic Zone (SEZ) by the Government of India. In Phase 1, the Company constructed 0.7 million square feet of space. Phase 1 consists of three Software Development Blocks each having a capacity of 1,700 seats, a Food Court with a 1,000 seat capacity, a Training Block with a 900 seat capacity, a Welcome Block and a Utility Block.

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

Syntel acquired 100 acres of land that is classified as a SEZ in Gangikondan Village, Tirunelveli District, Tamil Nadu, India. The Company has started Phase 1 of the site’s development, consisting of the construction of a 200,000 square foot facility in 2013 with a plan to start operations in 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SYNT.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of the Company’s Common Stock as reported on NASDAQ for each full quarterly period in 2016 and 2017.

Period	High	Low
First Quarter, 2016	$50.870	$42.400
Second Quarter, 2016	50.920	41.170
Third Quarter, 2016	48.407	40.680
Fourth Quarter, 2016	43.190	18.000
First Quarter, 2017	23.540	16.220
Second Quarter, 2017	18.962	15.820
Third Quarter, 2017	20.370	15.880
Fourth Quarter, 2017	26.330	18.820

(b) There were 121 shareholders of record and approximately 27,000 beneficial holders on January 31, 2018.

(c) During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. The Board of Directors neither declared nor paid any dividends during fiscal year 2017.

(d)The Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market, privately negotiated transactions or through a Rule 10b5-1 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

The following information describes the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2017.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit) including other charges	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2017 – October 31, 2017	5,000	$18.98	5,000	$43,825,501
November 1, 2017 – November 30, 2017	—	—	—	$43,825,501
December 1, 2017 – December 31, 2017	—	—	—	$43,825,501

Total	5,000	$18.98	5,000	$43,825,501

(e) The information set forth under the captions “Equity Compensation Plan Information” in Item 12 of this report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total shareholder returns for the S&P 500 Stock Index and for an index of peer companies selected by the Company. The period for comparison is for five years from December 31, 2012 through December 31, 2017, the end of the Company’s last fiscal year. The peer group index is composed of Cognizant Technology Solutions Corporation, International Business Machines Corporation, Tata Consultancy Services Limited, Wipro Limited, Infosys Technologies Limited, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited) and HCL Technologies Limited. These companies were selected based on similarities in their service offerings and their competitive position in the Company’s industry.

Comparison of Five-Year Cumulative Total Return

Among Syntel, Inc., S&P 500 Stock Index

And an Index of Peer Companies *

[PERFORMANCE GRAPH]

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Syntel, Inc.	$100.00	$162.06	$160.30	$161.26	$123.98	$81.93
S&P 500 Stock Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
Peer Group Index	$100.00	$128.98	$125.48	$111.88	$117.76	$120.78

*	Assumes that the value of a simple unweighted average investment in Syntel’s Common Stock and each index was $100 on December 31, 2012 and that all dividends were reinvested.

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

Year Ended December 31,	2017	2016	2015	2014	2013
STATEMENT OF INCOME DATA
Net revenues	$923,828	$966,550	$968,612	$911,429	$824,765
Cost of revenues	572,789	595,725	584,611	533,862	460,576

Gross profit	351,039	370,825	384,001	377,567	364,189
Selling, general and administrative expenses	115,323	108,528	100,256	109,217	96,587

Income from operations	235,716	262,297	283,745	268,350	267,602
Other (expense)/income, net	(10,231)	11,088	43,456	50,523	18,220

Income before income taxes	225,485	273,385	327,201	318,873	285,822
Income tax expense	59,217	330,775	74,675	69,133	66,164

Net income/(Loss)	$166,268	$(57,390)	$252,526	$249,740	$219,658

Earnings/(Loss) per share, diluted	$1.99	$(0.68)	$3.00	$2.97	$2.62
Weighted average shares outstanding, diluted	83,618	84,146	84,149	83,971	83,764
Cash dividends declared per common share	$0.00	$15.00	$0.00	$0.00	$0.00

	AS OF DECEMBER 31,
	2017	2016	2015	2014	2013
	($ In thousands)
BALANCE SHEET DATA
Working capital (1)	$157,159	$146,949	$997,172	$926,530	$714,698
Long term debt	334,446	478,616	—	129,750	138,375
Total assets	483,716	454,543	1,423,270	1,224,015	997,176
Total shareholders’ equity(deficit)	(12,922)	(183,087)	1,158,445	947,830	722,546
OTHER DATA
Billable headcount in U.S.	3,568	3,737	3,917	3,433	3,239
Billable headcount in India	13,200	12,993	13,651	13,562	13,417
Billable headcount at other locations	539	462	525	327	220

Total billable headcount	17,307	17,192	18,093	17,322	16,876

(1)	In November 2015, the FASB issued an update to the standard on income taxes pertaining to the balance sheet classification of deferred income taxes. The update requires that all deferred tax assets and liabilities, along with the related valuation allowances within each tax jurisdiction be classified as non-current on the balance sheet. As a result each jurisdiction will only have one net non-current deferred income tax asset or liability. We have adopted this guidance retrospectively in the fourth quarter of 2016 and conformed the prior year’s presentation to the current year’s presentation.

The tax rate for the year ended December 31, 2017 was impacted by one- time additional tax of $8.16 million due to changes to the Internal Revenue Code of 1986 made by the Tax Cuts and Jobs Act of 2017. Out of aforesaid $8.16 million, $0.9 million relates to deferred income tax due to change in Federal tax rate and $7.26 million on undistributed foreign income The tax rate for the year ended December 31, 2017 was also impacted by one-time favorable adjustments of $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the Company’s 2016 dividend repatriation, upon the finalization of the Federal tax return and one-time reversal of valuation allowance of $2.92 million and additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the year ended December 31, 2017 would have been 26.3%.

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

Revenue Recognition. Revenue recognition is a significant accounting policy for the Company. The Company recognizes revenue from time-and-materials contracts as services are performed. During the years ended December 31, 2017, 2016 and 2015, revenues from time-and-materials contracts constituted 56%, 57% and 58%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized as earned, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the years ended December 31, 2017, 2016 and 2015, revenues from fixed-price application management maintenance and support engagements constituted 37%, 35% and 33%, respectively.

Revenue on fixed-price application development and integration projects is measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss. The Company issues invoices related to fixed-price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying financial statements. During the years ended December 31, 2017, 2016 and 2015, revenues from fixed-price application development and integration contracts constituted 7%, 8% and 9%, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. As at December 31, 2017 and 2016, the allowance for doubtful accounts was $0 million and $0.8 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Cuts and Jobs Act of 2017(‘Act’) , which may result in adjustments to our provisional estimates. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. During the year ended December 31, 2017 there was no accrual related to litigation. During the year ended December 31, 2016, the Company recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during the three months ended March 31, 2017.

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

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

The following table outlines the revenue mix for the years ended December 31, 2017, 2016 and 2015:

	Percent of Total Revenues
	2017	2016	2015
Banking and Financial Services	45%	49%	49%
Healthcare and Life Sciences	18	16	16
Insurance	15	13	14
Manufacturing	4	5	4
Retail, Logistics and Telecom	18	17	17

	100%	100%	100%

Revenues are generated principally on either a time-and-materials or fixed-priced, fixed-time frame basis. We believe the ability to offer fixed-time frame processes is an important competitive differentiator that allows Syntel and its clients to better understand the client’s needs, and to design, develop, integrate and implement solutions that address those needs. During the years ended December 31, 2017, 2016 and 2015, revenues from fixed-price development contracts constituted 7%, 8% and 9% respectively.

Revenues from Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing, and Retail, Logistics and Telecom are recognized on either time-and-materials or fixed-price basis. For the years ended December 31, 2017, 2016 and 2015, fixed-price revenues from development and maintenance activity comprised approximately 23%, 23% and 24% of total Banking and Financial Services revenues, respectively. For the years ended December 31, 2017, 2016 and 2015, fixed-price revenues from development and maintenance activity comprised approximately 63%, 65% and 56% of total Healthcare and Life Sciences revenues, respectively. For the years ended December 31, 2017, 2016 and 2015, fixed-price revenues from development and maintenance activity comprised approximately 37%, 38% and 41% of total Insurance revenues, respectively. For the years ended December 31, 2017, 2016 and 2015, fixed-price revenues from development and maintenance activity comprised approximately 28%, 32% and 33% of total Manufacturing revenues, respectively. For the years ended December 31, 2017, 2016 and 2015, fixed-price revenues from development and maintenance activity comprised approximately 87%, 84% and 84% of total Retail Logistics and Telecom revenues, respectively.

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

The Company has performed a significant portion of its employee recruiting in other countries. As of December 31, 2017, approximately 14.9% of Syntel’s worldwide workforce provided services under work permits / visas.

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

Through its strong relationships with customers, the Company has been able to generate recurring revenues from repeat business. These strong relationships also have resulted in the Company generating a significant percentage of revenues from key customers. The Company’s top ten customers accounted for approximately 69%, 73% and 74% of total revenues for the years ended December 31, 2017, 2015 and 2014, respectively.

For the years ended December 31, 2017, 2016 and 2015, there were three customers contributing revenues in excess of 10% of the Company’s total consolidated revenues. The Company’s largest customer for the years 2017, 2016 and 2015 was American Express, contributing approximately 16%, 22% and 21%, respectively, of total consolidated revenues. For the years 2017, 2016 and 2015, the Company’s second-largest customer, State Street Bank, contributed 15%, 14% and 15%, respectively, of the Company’s total consolidated revenues. For the years 2017, 2016 and 2015, the Company’s third-largest customer, Federal Express Corporation, contributed 14%, 12% and 12%, respectively, of the Company’s total consolidated revenues. Although the Company does not currently foresee a credit risk associated with accounts receivable from these customers, credit risk is affected by conditions or occurrences within the economy and the specific industries in which these customers operate.

As a result of the continued uncertainty and weakness in the global economic and political environment, companies continue to seek to outsource their IT spending offshore. However, Syntel also sees clients’ needs to reduce their costs and the increased competitive environment among IT companies. The Company expects these conditions to continue in the foreseeable future. In response to the continued pricing pressures and increased competition for outsourcing clients, the Company continues to focus on expanding its service offerings into areas with higher and sustainable price margins, managing its cost structure and anticipating and correcting for decreased demand and skill and pay level imbalances in its personnel, investing in building out our strong digital and automation assets. The Company’s immediate measures include increased management of compensation expenses through headcount management and variable compensation plans, as well as increasing utilization rates or reducing non-deployed sub-contractors or non-billable IT professionals.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data as a percentage of the Company’s net revenues.

	PERCENTAGE OF NET REVENUES
	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Net revenues	100%	100.0%	100.0%
Cost of revenues	62.0	61.6	60.4

Gross profit	38.0	38.4	39.6
Selling, general and administrative expenses	12.5	11.2	10.4

Income from operations	25.5%	27.2%	29.2%

Below is selected segment financial data for the years ended December 31, 2017, 2016 and 2015. The Company does not allocate assets to operating segments:

	2017	2016	2015
	(In thousands)
Net Revenues:
Banking and Financial Services	419,088	$472,999	$474,943
Healthcare and Life Sciences	162,424	155,970	157,970
Insurance	138,343	128,270	133,519

Manufacturing	39,369	44,420	41,154
Retail, Logistics and Telecom	164,604	164,891	161,026

Gross Profit:	$923,828	$966,550	$968,612
Banking and Financial Services	162,772	183,530	188,152
Healthcare and Life Sciences	66,719	62,466	68,822
Insurance	45,867	46,192	49,497
Manufacturing	10,526	13,091	13,111
Retail, Logistics and Telecom	66,865	68,113	69,505

Total Segment Gross Profit	352,749	373,392	389,087
Corporate Direct Cost	(1,710)	(2,567)	(5,086)
Gross Profit	$351,039	$370,825	$384,001
Selling, general and administrative expenses	115,323	108,528	100,256

Income from operations	$235,716	$262,297	$283,745

COMPARISON OF YEARS ENDED DECEMBER 31, 2017 AND 2016.

Revenues. Net revenues decreased to $923.8 million in 2017 from $966.6 million in 2016, representing a 4.4% decrease. Syntel’s revenues decreased primarily due to customers facing considerable volatility in their respective industries. Persistent macroeconomic uncertainty, industry-specific or policy related headwinds, lower budgets and extended decision cycles contributed to a reduction in revenue. The Company believes its focus on specific industry segments such as Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enhanced its understanding of the critical business challenges faced by customers in these industries. The Company’s ability to offer solutions for customers has also benefited from a strong foundation of industry knowledge. This, coupled with ongoing investments in customer engagement, has helped improve the Company’s positioning with key customers. Further, our investments in intelligent automation, automation-powered modernization and cloud enablement services help our clients streamline their critical application and infrastructure layers. We will continue to work closely with our customers to help them and cope with changing demands across the end market.

As of December 31, 2017, worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada , increased 1% to 17,307 employees as compared to 17,192 employees as of December 31, 2016. As of December 31, 2017 the Company had approximately 76% of its billable workforce in India as compared to 76% as of December 31, 2016. The top five customers accounted for 54% of the Company’s total revenue in 2017, down from 58% of total revenues in 2016. Moreover, the top 10 customers accounted for 69% of the Company’s total revenues in 2017, down from 73% of total revenues in 2016. The Company’s top 4-30 customers accounted for 45% and 42% of the Company’s total revenues in the year 2017 and 2016, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 62.0% of total revenue in 2017, from 61.6% in 2016. The 0.4% increase in cost of revenues, as a percent of revenues in 2017 as compared to 2016, was attributable primarily to a decrease in revenue, rupee appreciation and an increase in benefit cost including an increase in health insurance cost, offset by a decrease in compensation cost due to reversal of leave accruals and a decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to a decrease in onsite travel claims. During the year ended December 31, 2017, the Indian rupee appreciated against the U.S. dollar, on average, 3.55% as compared to the year ended December 31, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 45 basis points, operating income by 83 basis points and negatively impacted net income by 87 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues decreased to $419.1 million for the year ended December 31, 2017 or 45.4% of total revenues, from $473.0 million, or 48.9% of total revenues for the year ended December 31, 2016. The $53.9 million decrease was attributable primarily to a $187.6 million net reduction in revenues as a result of project completion and a $6.1 million net reduction in revenue from existing projects, largely offset by a $139.8 million increase in revenues from new engagements.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenue remained steady at 61.2% of total Banking and Financial Services revenues in 2017, from 61.2% in 2016. The movement year on year was attributable primarily to a decrease in revenue, rupee appreciation and an increase in benefit cost including an increase in health insurance cost, offset by a decrease in compensation cost due to reversal of leave accruals and a decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to decrease in onsite travel claims.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $162.4 million for the year ended December 31, 2017, or 17.6% of total revenues from $156.0 million for the year ended December 31, 2016, or 16.1% of total revenues. The $6.4 million increase was attributable primarily to revenues from new engagements contributing $21.7 million and an $11.8 million net increase in revenue from existing projects, largely offset by $27.1 million in lost revenues as a result of project completion.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues decreased to 58.9% of total Healthcare and Life Sciences revenues in 2017, from 59.9% in 2016. The 1% decrease in cost of revenue was attributable primarily to an increase in revenue, a decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to decrease in onsite travel claims, offset by rupee appreciation and an increase in benefit cost including an increase in health insurance cost.

Insurance Revenues. Insurance revenues increased to $138.3 million for the year ended December 31, 2017, or 15.0% of total revenues from $128.3 million for the year ended December 31, 2016, or 13.3% of total revenues. The $10.0 million increase was attributable primarily to revenues from new engagements contributing $19.3 million and a $2.0 million net increase in revenue from existing projects, largely offset by an $11.3 million decrease in revenues as a result of project completion.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 66.8% of total insurance revenues in 2017, from 64.0% in 2016. The 2.8% increase in cost of revenues, as a percent of total Insurance revenues was attributable primarily to rupee appreciation and increase in benefit cost including increase in health insurance cost, offset by an increase in revenue, decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to a decrease in onsite travel claims.

Manufacturing Revenues. Manufacturing revenues decreased to $39.4 million for the year ended December 31, 2017, or 4.3% of total revenues from $44.4 million for the year ended December 31, 2016, or 4.6% of total revenues. The $5.0 million decrease was attributable primarily to an $11.2 million net reduction in revenue from existing projects and an $8.1 million net reduction in revenues as a result of project completion, largely offset by a $14.3 million increase in revenues from new engagements.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 73.3% of total Manufacturing revenues in 2017, from 70.5% in 2016. The 2.8% increase in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to a decrease in revenue, rupee appreciation and an increase in benefit cost including an increase in health insurance cost, offset by a decrease in compensation cost due to reversal of leave accruals and decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to decrease in onsite travel claims.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues decreased to $164.6 million for the year ended December 31, 2017, or 17.8% of total revenues from $164.9 million for the year ended December 31, 2016, or 17.1% of total revenues. The $0.3 million decrease was attributable primarily to $36.3 net reduction in revenues as a result of project completion, largely offset by a $23.5 million net increase in revenue from existing projects and a $12.5 million increase in revenues from new engagements.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 59.4% of total Retail, Logistics and Telecom revenues in 2017, from 58.7% in 2016. The 0.7% increase in cost of revenues as a percent of total Retail, Logistics and Telecom revenues, was attributable primarily to a decrease in revenue, rupee appreciation and increase in benefit cost including increase in health insurance cost, offset by a decrease in compensation cost due to reversal of leave accruals and a decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to a decrease in onsite travel claims.

Corporate Direct Costs – Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), certain portion of Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues decreased to 0.2% of total revenue in 2017, from 0.3% in 2016. The 0.1% decrease in cost of revenues as a percent of total revenue, was attributable primarily to a decrease in compensation cost due to reversal of leave accruals and a decrease in headcount, decreased immigration expenses, decreased contract services cost and decreased travel expenses due to decrease in onsite travel claims, offset due to a decrease in revenue, rupee appreciation and an increase in benefit cost including increase in health insurance cost.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries; payroll taxes and benefits for sales, finance, administrative, corporate staff, travel expenses; telecommunications cost, business promotions, marketing, Corporate Social Responsibility (CSR) expenses and various facility costs for the Company’s global development centers and other offices.

Selling, general and administrative expenses for the year ended December 31, 2017 were $115.32 million or 12.5% of total revenues, compared to $108.53 million or 11.2% of total revenues for the year ended December 31, 2016.

Selling, general and administrative expenses for the year ended December 31, 2017 were impacted by a decrease in revenue of $42.72 million that resulted in an increase of 0.55% in selling, general and administrative expenses as a percentage of total revenue.

The overall increase of $6.8 million in selling, general and administrative expenses was primarily attributable to an increase in corporate expenses of $11.41 million primarily due to, bad debts written off of $1.5 million, corporate social responsibility related expenditure of $3.2 million, a decrease in foreign exchange gain of $6.6 million (gain of $1.66 million for the year ended December 31, 2017 as against gain of $8.25 million for the year ended December 31, 2016), an increase in office expenses of $1.37 million; offset by a decrease in compensation cost due to reversal of leave accruals and a decrease in headcount impact $2.1 million, a decrease in marketing expenses of $0.7 million, a decrease in depreciation expenses of $0.75 million, a decrease in office rent expenses of $0.66 million, a decrease in travel expense of $0.56 million, a decrease in recruitment expense of $0.41 million, a decrease in benefits of $0.40 and a decrease in voice data expenses of $0.37 million.

Other(Expense)Income, Net. Other income includes interest, gains and losses from the sale of securities, other investments, treasury operations, and interest expenses on loans and borrowing.

Other (expense) income, net for the year ended December 31, 2017 was $(10.23) million or 1.1% of total revenues, compared to $11.09 million or 1.1% of total revenues for the year ended December 31, 2016.

The decrease in other income of $21.32 million was attributable to a decrease in interest income of $9.14 million, decrease in gain from sale of mutual fund of $4.26 million, and an increase in interest expense of $7.92 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues. Net revenues decreased to $966.6 million in 2016 from $968.6 million in 2015, representing a 0.2% decrease. Syntel’s revenues decreased primarily due to our customers facing considerable volatility in their respective industries. As a result of the increased industry volatility, demand has softened. Amid softer macroeconomic trends, industry-specific headwinds and regulatory-related uncertainty in key end markets, decision cycles lengthened related to discretionary spending by customers. This resulted in delayed project starts and extension of deals from second half of 2016, slower projects ramp ups, in some cases with a consequent reduction in revenue. The combination of these factors has resulted in a reduction in revenues. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers. Further, our focus on execution and ongoing investments in new offerings such as digital modernization and automation has the potential to contribute growth in the business across service lines and geographic regions. The focus is to continue investments in more new offerings and geographical expansion. Worldwide billable headcount, including personnel employed by Syntel’s Indian subsidiaries, Syntel Singapore, Syntel Europe, Syntel Deutschland and Syntel Canada as of December 31, 2016, decreased 5% to 17,192 employees as compared to 18,093 employees as of December 31, 2015. As of December 31, 2016 the Company had approximately 76% of its billable workforce in India as compared to 75% as of December 31, 2015. The top five customers accounted for 58% of the Company’s total revenue in 2016, down from 59% of total revenues in 2015. Moreover, the top 10 customers accounted for 73% of the Company’s total revenues in 2016, down from 74% of total revenues in 2015. The Company’s top 4-30 customers accounted for 42% and 44% of the Company’s total revenues in the year 2016 and 2015, respectively.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 61.6% of total revenue in 2016, from 60.4% in 2015. The 1.2% increase in cost of revenues, as a percent of revenues in 2016 as compared to 2015, was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, increased contract cost offset by rupee depreciation, a decrease in travel expenses, a decrease in other direct expenses, a decrease in recruiting expenses, decrease in training expenses and a decrease in immigration expenses. Salary increases are discretionary and determined by management. During the year ended December 31, 2016, the Indian rupee depreciated against the U.S. dollar, on average, 4.77% as compared to the year ended December 31, 2015. This rupee depreciation positively impacted the Company’s gross margin by 71 basis points, operating income by 117 basis points and negatively impacted net loss by 126 basis points, each as a percentage of revenue.

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

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 61.2% of total Banking and Financial Services revenues in 2016, from 60.4% in 2015. The 0.8% increase in cost of revenues, as a percent of total Banking and Financial Services revenues was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and an increase in contract cost offset by rupee depreciation, a decrease in travel expenses, decrease in other direct expenses, a decrease in recruiting expenses, a decrease in training expenses and a decrease in immigration expenses.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues decreased to $    156.0 million for the year ended December 31, 2016, or 16.1% of total revenues from $158.0 million for the year ended December 31, 2015, or 16.3% of total revenues. The $2.0 million decrease was attributable primarily to $28.0 million net reduction in revenue from existing projects and a $26.4 million net reduction in revenues as a result of project completion, largely offset by $52.4 million in revenues from new engagements.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 59.9% of total Healthcare and Life Sciences revenues in 2016, from 56.4% in 2015. The 3.5% increase in cost of revenues, as a percent of total Healthcare and Life Sciences revenues was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs, offset by rupee depreciation, a decrease in travel expenses, a decrease in other direct expenses, a decrease in recruiting expenses, a decrease in training expenses and a decrease in immigration expenses.

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

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 64.0% of total insurance revenues in 2016, from 62.9% in 2015. The 1.1% increase in cost of revenues, as a percent of total Insurance revenues was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs offset by rupee depreciation, a decrease in travel expenses, a decrease in other direct expenses, a decrease in recruiting expenses, a decrease in training expenses and a decrease in immigration expenses.

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

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 70.5% of total Manufacturing revenues in 2016, from 68.1% in 2015. The 2.4% increase in cost of revenues as a percent of total Manufacturing revenues, was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs offset by rupee depreciation, a decrease in travel expenses, a decrease in other direct expenses, a decrease in recruiting expenses, a decrease in training expenses and decreased immigration expenses.

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

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 58.7% of total Retail, Logistics and Telecom revenues in 2016, from 56.8% in 2015. The 1.9% increase in cost of revenues as a percent of total Retail, Logistics and Telecom revenues, was attributable primarily to an increase in compensation, salary increases for offshore and onsite employees, and increased contract costs offset by rupee depreciation, a decrease in travel expenses, a decrease in other direct expenses, a decrease in recruiting expenses, a decrease in training expenses and decrease in immigration expenses.

Corporate Direct Costs — Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group (ASG), Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues decreased to 0.3% of total revenue in 2016, from 0.5% in 2015. The 0.2% decrease in cost of revenues as a percent of total revenue, was attributable primarily to rupee depreciation, a decrease in other direct expenses and a decrease in recruiting expenses offset by an increase in compensation.

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

Selling, general and administrative expenses for the year ended December 31, 2016 were impacted by a decrease in revenue of $2.06 million that resulted in an increase of 0.02% in selling, general and administrative expenses as a percentage of total revenue.

The overall increase of $8.27 million in selling, general and administrative expenses was primarily attributable to an increase in corporate expenses of $10.78 million primarily on account of a decrease in foreign exchange gain of $9.84 million; a gain of $8.25 million for the year ended December 31, 2016 as against gain of $18.09 million for the year ended December 31, 2015; an increase in benefits of $0.44 million; and an increase in marketing expenses of $0.8 million offset by a decrease in office expenses $1.08 million, a decrease in depreciation expenses of $0.89 million, a decrease in office rent expenses of $0.64 million, a decrease in voice data expenses of $0.77 million, a decrease in compensation of $0.29 million, and a decrease in other expenses of $0.08 million.

Other Income, Net. Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations, and interest expenses on loans and borrowing.

Other income, net for the year ended December 31, 2016 was $11.09 million or 1.1% of total revenues, compared to $43.46 million or 4.5% of total revenues for the year ended December 31, 2015.

The decrease in other income of $32.37 million was attributable to a decrease in interest income of $17.05 million, a decrease in gain from sale of mutual fund of $13.0 million, and an increase in interest expense of $2.49 million partially offset by an increase in other miscellaneous income of $0.17 million.

QUARTERLY RESULTS OF OPERATIONS

Note 17, ”Selected Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements sets forth certain unaudited quarterly income statement data for each of the eight quarters beginning January 1, 2016 and ended December 31, 2017. In the opinion of management, this information has been presented on the same basis as the Company’s Consolidated Financial Statements appearing elsewhere in this document and all consolidated necessary adjustments (consisting only of normal recurring adjustments) have been included in order to present fairly the unaudited quarterly results. The results of operations for any quarter are not necessarily indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018.

The Company repurchased 880,435 shares of common stock with a total value of $16.2 million at an average price of $18.37 per share during the year ended December, 31, 2017.

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

The Company repurchased 510,923 shares of common stock with a total value of $10 million at an average price of $19.57 per share during the fourth quarter of 2016.

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As at December 31, 2017, the total cash and cash equivalent and short-term investment balance was $122.5 million. Out of the above, an amount of $42.8 million was held by Indian subsidiaries which were comprised of an amount of $14.3 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalent outside the U.S. will not have a material impact on liquidity.

Net cash (used) provided by operating activities was $181.52 million, $(11.65) million and $223.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The number of days sales outstanding in accounts receivable was approximately 53 days, 54 days and 59 days as of December 31, 2017, 2016 and 2015, respectively.

Net cash used in investing activities was $10 million for the year ended December 31, 2017, consisting principally of the purchase of mutual funds of $246.7 million ,purchase of term deposits with banks of $1.6 million and $8.3 million of capital expenditures, primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and additional facilities in Tirunelveli, Chennai, Glasgow and Krakow , and the acquisition of computers, software and communications equipment offset by $239.0 million from the sale of mutual funds and $7.6 million from maturities of term deposits with banks.

Net cash provided by investing activities was $495.3 million for the year ended December 31, 2016. consisting principally of $299.2 million from sales of mutual funds, $621.8 million from maturities of term deposits with banks; offset by $17.1 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and additional facilities in Tirunelveli, Chennai, Glasgow and, Krakow , the acquisition of computers, software and communications equipment, purchase of mutual funds of $184.7 million and the purchase of term deposits with banks of $223.9 million.

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

Net cash used in financing activities in 2017 was $156.8 million consisting principally of loan repayments of $140.6 million and stock repurchases of $16.2 million.

Net cash used in financing activities in 2016 was $902.2 million consisting principally of $1,261.5 million in dividends paid , loan repayments of $210 million, loan origination fees of $1.0 million and stock repurchases of $10 million, which were partially offset by $580.3 million in proceeds from loans and borrowing of.

Net cash used in financing activities in 2015 was $8.4 million and was principally applied to the repayment of loans and borrowing of $8.6 million, which were partially offset by $0.2 million in excess tax benefits on stock-based compensation plans.

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

On September 12, 2016, the Company entered into a new credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016 and July 18, 2017 (the “Second Amendment”), with Bank of America, N.A, as administrative agent, L/C issuer and swingline lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

The interest rates applicable to the Senior Credit Facility other than in respect of swingline loans are LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate [as that term is defined in the Senior Credit Facility] plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of December 31, 2017, the interest rates were 2.85% for the Term Loan of $300 million, 2.85% and 2.81% for two portion of the Revolving Facility equaling $160 million and $40 million respectively.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into a Pay Fixed and Receive Floating Interest rate swap on November 30, 2016. The Company has designated this interest rate swap (“IRS”) in a hedging relationship with the term loan. The IRS is recorded at fair value and a gain of $2.8 million during the year ended December 31, 2017 is recorded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and other long-term assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of December 31, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period
Beginning from	Until	Amount (in millions per quarter)
October 31, 2017	September 30, 2018	$5.625
October 31, 2018	September 30, 2021	$7.500

During the year ended December 31, 2017, $20.625 million principal payments were made toward the term loan and a $120.0 million principal payments were made toward the revolving credit facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of December 31, 2017, the Company was in compliance with all financial covenants.

As of December 31, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, are $278.9 million and $79.8 million (net of $0.7 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at December 31, 2017 are as follows:

	Term Loan	Revolving Facility
	(In thousands)
	Principal Payments	Principal Payments
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$80,000

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s known contractual obligations which includes operating leases and purchase obligations as of December 31, 2017:

	(In thousands)
	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligation	$359,375	$24,375	$60,000	$275,000	$—
Operating leases	$14,806	$6,524	$6,030	$2,252	$—
Purchase obligations	$27,747	$27,747	$—	$—	$—

Total	$401,928	$58,646	$66,030	$277,252	$—

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

The Company’s units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011. Three SEZ units completed their first five years of 100% exemption as of March 31, 2016. One SEZ unit located at Chennai completed its first five years of 100% exemption as of March 31, 2015. The Company started operations in KPO SEZ units in Airoli, Navi Mumbai in the quarters ended June 30, 2015 and June 30, 2016, respectively. The Company started operations in SEZ units in Pune in the quarter ended June 30, 2017.

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

The benefit of the tax holiday under Indian Income Tax was $28.59 million, $38.97 million and $45.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, the Company recorded one-time additional tax of $8.16 million due to changes to the Internal Revenue Code of 1986 made by the Tax Cuts and Jobs Act of 2017. Out of the aforementioned $8.16 million, $0.9 million relates to deferred income tax due to a change in the Federal tax rate and $7.26 million on undistributed foreign income.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax of $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in the quarter ended March 31, 2017. The Company has reversed $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return attributable to the above repatriation, in the quarter ended September 30, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides dividend distribution taxes on any foreign earnings in excess of these requirements. The December 31, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2017, the Company would have accrued taxes of approximately $30.0 million.

During the years ended December 31, 2017, 2016 and 2015, the effective income tax rate was 26.3%, 121.0% and 22.8%, respectively.

The tax rate for the year ended December 31, 2017 was impacted by one- time additional tax of $8.16 million due to changes to the Internal Revenue Code of 1986 made by the Tax Cuts and Jobs Act of 2017. Out of aforesaid $8.16 million, $0.9 million relates to deferred income tax due to change in Federal tax rate and $7.26 million on deferred foreign income. The tax rate for the year ended December 31, 2017 was also impacted by one-time favorable adjustments of $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return and one-time reversal of valuation allowance of $2.92 million and additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective. Without the above, the effective tax rate for the year ended December 31, 2017 would have been 26.3%.

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Cuts and Jobs Act of 2017, which may result in adjustments to our provisional estimates of deferred tax charge of $0.9 million. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

The tax rate for the year ended December 31, 2016 was primarily impacted by a one-time repatriation. The Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) and reversal of unrecognized tax benefits of $3.08 million. Without the above, the effective tax rate for the year ended December 31, 2016 would have been 23.0%.

The tax rate for the year ended December 31, 2015 was impacted by favorable adjustment of $1.10 million relating to the true up of tax provisions upon the finalization of the India tax computation and $1.20 million relating to the finalization of state tax and local tax matters. The Company has provided tax charges of $0.84 million on account of valuation allowances against the minimum alternative tax. Without the above, the effective tax rate for the year ended December 31, 2015 would have been 23.3%.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2014 and for state tax examinations for years before 2013.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2014-15 pending at various levels of tax authorities. Financial year 2015-16 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments for financial years 2010-11 and onwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In millions)
	2017	2016
Balance as at January 1	$68.51	$50.24
Additions based on tax positions related to the current year	0.02	22.48
Additions based on tax positions for prior years	6.79	0.0
Reductions for tax positions of prior years	(0.42)	(3.08)
Foreign currency translation effect	3.04	(1.13)

Balance as at December 31	$77.94	$68.51
Income taxes paid, see below	(44.03)	(41.41)

Amounts, net of income taxes paid	$33.91	$27.10

The table above shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $44.03 million and $41.41 million against the liabilities for unrecognized tax benefits of $77.94 million and $68.51 million, as at December 31, 2017 and 2016, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognized accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2017 and December 31, 2016, the Company recognized a tax charge and tax reversal towards interest of approximately $0.76 million and $0.15 million, respectively.

The Company had accrued approximately $2.21 million and $1.45 million for interest and penalties as of December 31, 2017 and December 31, 2016, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.71 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Tax which are disputed and pending at various level (including potential tax dispute) of $15.91 million for the financial year 1996-97 to December 31, 2017, which is after providing $54.61 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SERVICE TAX AUDIT

Syntel India regularly files quarterly service tax refund applications and claims refunds of service tax on input services, which remain unutilized against a no service tax on export of services. As of December 31, 2017, Syntel Indian entities have not provided against service tax refunds claims of $3.87 million disputed by the Service Tax Department, which are pending at various levels.

The Company obtained a tax consultant’s advice on the above mentioned disputes. The consultant believes that the tax disputes are contrary to the wording of the service tax notifications and provisions. The Company therefore believes that its claims of service tax refunds should be upheld at the appellate stage and the refunds should be accordingly granted. Based on the consultant’s tax advice, the Company believes that it has a reasonable basis to defend the rejection of the refunds. Accordingly, no provision has been made in the Company’s books.

Local Taxes

As of December 31, 2017 and 2016, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit.” MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of December 31, 2017 of $44.63 million (net of valuation allowance of $2.62 million) must be utilized before March 31 of the following financial years and will expire as follows:

Year of Expiry of MAT Credit
(In millions)
2022 - 2023	0.15
2023 - 2024	0.65
2024 - 2025	2.08
2025 - 2026	2.96
2026 - 2027	0.74
2027 - 2028	6.22
2028 - 2029	7.37
2029 - 2030	8.09
2030 - 2031	10.40
2031 - 2032	4.93
2032 - 2033	3.66
Total	47.25
Less: Valuation allowance	2.62
Total (net of valuation allowance)	44.63

India Budget Proposal 2018

The Finance Bill 2018 was presented on February 1, 2018. These proposals include an increase in income tax cess to 4% against the existing 3%. The proposals would increase the effective tax rate to 34.944% from 34.608%. The Indian corporate tax rate would be reduced to 25%, as compared to the existing 30% for companies with annual turnover below INR 2500 million ($39.5 million). The proposal includes no other changes to corporate income tax rates.

If enacted, these proposals, would have a one-time marginal tax benefit to Syntel of $0.1 million. These tax benefits would be accounted in the quarter in which the aforesaid proposal is enacted.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

		(In thousands)
	December 31,	December 31,
ASSETS	2017	2016
Cash and cash equivalents	$95,994	$78,332
Short-term investments	26,501	21,614

Total	$122,495	$99,946

As at December 31, 2017, the total cash and cash equivalent and short- term investment balance was $122.5 million. Out of the above, an amount of $42.8 million was held by Indian subsidiaries which were comprised of an amount of $14.3 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from Indian rupee denominated investment portfolio is higher than that generated by U.S. dollar denominated investment portfolio. As at December 31, 2017 and December 31, 2016, Company held 23% and 24% of total funds in Indian rupees, respectively.

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

The “IRS” is recorded at fair value and gain arising of $2.8 million during the period is recoded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and other long-term assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $8.2 million in the fair value of the IRS as of December 31, 2017. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the IRS of approximately $7.9 million as of December 31, 2017.

Foreign Currency Risk

The Company’s sales are primarily sourced in the United States and its subsidiary in the United Kingdom and are mostly denominated in U.S. dollars or UK pounds, respectively. Its foreign subsidiaries, primarily Indian entities, incur most of their expenses in the local currency (i.e. Indian rupees). Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company’s business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The risk is partially mitigated as the Company has sufficient resources in the respective local currencies to meet immediate requirements. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations.

During the year ended December 31, 2017, the Indian rupee appreciated against the U.S. dollar, by average, 3.6% as compared to the average rate for the year ended December 31, 2016. This rupee appreciation negatively impacted the Company’s gross margin by 45 basis points, operating income by 83 basis points and net income by 88 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 26.1% and 83.4% of the expenses, respectively.

As at December 31, 2017, the Indian rupee appreciated 5.8% against the U.S. dollar, as compared to the rate as at December 31, 2016. The foreign exchange rate fluctuation has resulted in a foreign currency translation adjustment of $9.8 million during the year ended December 31, 2017, which has been reported as Other Comprehensive Income which positively impacted the shareholders’ equity.

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

As at December 31, 2016, the Indian rupee depreciated 2.2% against the U.S. dollar, as compared to the rate as at December 31, 2015. The foreign exchange rate fluctuation has resulted in foreign currency translation adjustment of $19.0 million during the year ended December 31, 2016 which has been reported as Other Comprehensive Loss which adversely impacted the shareholders’ equity.

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

As at December 31, 2015, the Indian rupee depreciated 4.5% against the U.S. dollar, as compared to the rate as at December 31, 2014. The foreign exchange rate fluctuation has resulted in foreign currency translation adjustment of $45.4 million during the year ended December 31, 2015 which has been reported as Other Comprehensive Loss which adversely impacted the shareholders’ equity.

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

During the year ended December 31, 2017, the Company did not enter into foreign exchange forward contracts where the counterparty is a bank.

No forward contracts were outstanding as on December 31, 2017.

The Company managed exposure to interest risk by investing in high-quality Indian Mutual Funds, by adhering to policies that limit the amount of credit exposure to any one issuer, by avoiding use of any derivative financial instruments, by entering into foreign exchange forward contracts and option contracts with only financially sound banks that have passed Syntel internal review to hedge no more than 100% of the Company’s India- based entity revenue, and by generally, limiting foreign exchange forward contracts and option contracts to maturities of one to six months. The Company also specifically discloses any net gain or loss on contracts, which are not designated as hedges, under the heading of “Other (Expense)Income, net” in the Statement of Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section which follows page 79 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officers (the Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer),the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and its subsidiaries as of December 31, 2017 and for the year then ended included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the sections entitled “Proposal 1. Election of Directors,” “Additional Information – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Additional Information – Transactions with Related Persons” in the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about June 6, 2018 (the “Proxy Statement”) is incorporated herein by reference. The information set forth in the section entitled “Executive Officers of the Registrant” in Item 1 of this report is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, with respect to the Company’s equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted-average exercise price of outstanding options and (iii) the number of shares remaining available for future issuance, as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))**
Equity compensation plans approved by shareholders	—	—	15,298,853
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	—	—	15,298,853

**	Includes 15,298,853 shares available for future issuance under Syntel’s 2016 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines and the Company’s Code of Ethical Conduct, which are published on the Company’s website, prohibit related person transactions without prior approval by the Board of Directors. Related person transactions are those between the Company and its directors, executive officers, director nominees, large security holders or any immediate family member of any of the foregoing. Immediate family member means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of a director, executive officer, director nominee, or large security holder. As provided in the Corporate Governance Guidelines, the Audit Committee will review all related person transactions and as provided in the Code of Ethical Conduct, the Board of Directors must approve any waiver of the prohibition against related person transactions. All related person transactions exceeding $120,000 must be disclosed. There were no related person transactions in 2017.

The information set forth under the subsection entitled “Board Independence” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP served as the Company’s independent auditors for the consolidated financial statements prepared for the years ended December 31, 2017, 2016 and 2015, and all the quarters of 2017, 2016 and 2015. The following table lists the aggregate fees for professional services rendered by Crowe Horwath LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” which pertain to the last two years.

	Fiscal Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$706,694	$608,818
Audit-Related Fees	14,440	14,014
Tax Fees	—	7,465
All Other Fees	128,126	142,533

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC and the audit of management’s assessment of the effectiveness of internal control over financial reporting. Audit-Related Fees represent professional fees in connection with the statutory audit services relative to the 401K plan for Syntel Inc. Tax Fees represent fees for services related to tax compliance, tax advice and tax planning. All Other Fees represent consultation on accounting issues relating to various miscellaneous matters such as special dividend and repatriation, new and renewed contracts and accounting pronouncements.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended December 31, 2017 and 2016 as required by the Sarbanes-Oxley Act of 2002.

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

(a) (3) See INDEX TO EXHIBITS.

ITEM 15(A)(3)

INDEX TO EXHIBITS

(a) (3) The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Registrant’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.	Description

3.1	Amended Articles of Incorporation of the Registrant filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

3.2	Bylaws of the Registrant filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 28, 2014, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated December 8, 2006, filed as an Exhibit to the Registrant’s Registration Statement on Form S-3/A dated January 3, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Stock Option and Incentive Plan, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

10.2*	2016 Incentive Plan, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.3*	Form of Restricted Stock Unit Grant Agreement for Employees, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 8, 2016 and incorporated herein by reference.

10.5*	Form of Special Program Restricted Stock Unit Grant Agreement for Employees, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.6*	Form of Annual Performance Award, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.7*	Employment Agreement, dated October 18, 2001, between the Company and Bharat Desai, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.8*	Employment Agreement, dated October 18, 2001, between the Company and Daniel M. Moore, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

10.9*	Employment Agreement, dated March 5, 2009, between the Company and Anil Jain, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.10*	Employment Agreement, dated May 20, 2005, between the Company and Rakesh Khanna, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 5, 2003, between the Company and Murlidhar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.12*	Employment Agreement, dated October 13, 2008, between the Company and V. S. Raj, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13*	Employment Agreement, dated August 3, 2009, between the Company and Raja Ray, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.14*	Employment Agreement, dated March 15, 2010, between the Company and Prashant Ranade, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.15*	Employment Agreement, dated February 1, 2011, between the Company and Avinash Salelkar, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.16*	Employment Agreement, dated May 23, 2011, between the Company and Sanjay Garg, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.17*	Employment Agreement, dated February 11, 2016, between the Company and Anil Agrawal filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10.18*	Employment Agreement, dated February 11, 2008, between the Company and Rahul Aggarwal, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.19*	Employment Agreement, dated June 9, 2009, between the Company and Ben Andradi, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.20*	Employment Agreement, dated June 21, 2005, between the Company and Sujay Puthran, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.21*	Employment Agreement, dated July 26, 2007, between the Company and Narendar Reddy, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.22*	Employment Agreement, dated April 18, 2006 between the Company and Ramakumar Singampalli.

10.23*	Employment Agreement, dated December 18, 2006 between the Company and Chetan Manjarekar.

10.24	Shareholders Agreement effective February 1, 2012 by and between State Street International Holdings, Syntel Delaware, LLC, Syntel, Inc., and State Street Syntel Services (Mauritius) Limited, filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.25	Credit Agreement, dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swingline lender, the other lenders party thereto, and Merrill, Lynch, Pierce Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2016, and incorporated herein by reference.

10.26	Security and Pledge Agreement, dated September 12, 2016, between the Company and Bank of America, N.A., in its capacity as administrative agent, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2016, and incorporated herein by reference.

10.27	First Amendment, dated October 26, 2016, to the Credit Agreement dated September 12, 2106, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swingline lender and the other lenders party thereto, filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and incorporated herein by reference.

10.28	Second Amendment, dated July 18, 2017, to the Credit Agreement dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer and swingline lender and the other lenders party thereto, filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 18, 2017, and incorporated herein by reference.

14	Code of Ethical Conduct filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Designates management contracts or compensation plans or arrangements for executive officers.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEL, INC.

	By:	/S/ Rakesh Khanna
Rakesh Khanna
Dated: February 26,2018		Chief Executive Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Bharat Desai	Co-Chairman and Director
Bharat Desai	(principal executive officer)	February 26, 2018

/S/ Rakesh Khanna	Chief Executive Officer, President and Director
Rakesh Khanna	(principal executive officer)	February 26, 2018

/S/ Anil Agrawal	Chief Financial Officer and Chief Information Security Officer
Anil Agrawal	(principal financial officer and principal accounting officer)	February 26, 2018

/S/ Prashant Ranade	Co-Chairman and Director	February 26, 2018
Prashant Ranade

/S/ Neerja Sethi	Director	February 26, 2018
Neerja Sethi

/S/ Paritosh K. Choksi	Director	February 26, 2018
Paritosh K. Choksi

/S/ Thomas Doeke	Director	February 26, 2018
Thomas Doeke

/S/ Rajesh Mashruwala	Director	February 26, 2018
Rajesh Mashruwala

/S/ Vinod Sahney	Director	February 26, 2018
Vinod Sahney

/S/ Rex E. Schlaybaugh, Jr.	Director	February 26, 2018
Rex E. Schlaybaugh, Jr.

Index to Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Shareholders’ Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-51

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Syntel, Inc. Troy, Michigan

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Syntel, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2004.

Oak Brook, Illinois

Date: February 26, 2018

Syntel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$95,994	$78,332
Short-term investments	26,501	21,614
Accounts receivable, net of allowance for doubtful accounts of $0 and $801 at December 31, 2017 and 2016, respectively	115,052	118,299
Revenue earned in excess of billings	24,995	25,039
Other current assets	29,484	36,306

Total current assets	292,026	279,590
Property and equipment	240,948	227,056
Less accumulated depreciation and amortization	134,650	120,580

Property and equipment, net	106,298	106,476
Goodwill	906	906
Non-current term deposits with banks	396	225
Deferred income taxes and other non-current assets	84,090	67,346

TOTAL ASSETS	$483,716	$454,543

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,632	$10,760
Accrued payroll and related costs	51,497	56,650
Income taxes payable	21,100	15,195
Accrued liabilities	23,130	20,799
Deferred revenue	3,240	7,973
Loans and borrowing	24,268	21,264

Total current liabilities	134,867	132,641
Deferred income taxes and other non-current liabilities	27,325	26,373
Non-current loans and borrowing	334,446	478,616

TOTAL LIABILITIES	496,638	637,630
Commitments and contingencies ( See Note 13 )
SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common Stock, no par value per share, 200,000,000 shares authorized; 82,964,314 and 83,634,955 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Restricted stock,691,488 and 669,554 shares issued and outstanding at December 31, 2017 and 2016, respectively	51,839	45,033
Treasury stock at cost 880,435 and 510,923 shares of common stock at December 31, 2017 and 2016, respectively.	(26,163)	(9,990)
Additional paid-in capital	67,422	67,422
Accumulated other comprehensive loss	(241,641)	(254,905)
Retained earnings (accumulated deficit)	135,620	(30,648)

Total shareholders’ deficit	(12,922)	(183,087)

Total liabilities and shareholders’ deficit	$483,716	$454,543

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income / (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net revenues	$923,828	$966,550	$968,612
Cost of revenues	572,789	595,725	584,611

Gross profit	351,039	370,825	384,001
Selling, general and administrative expenses	115,323	108,528	100,256

Income from operations	235,716	262,297	283,745

Other (expense) income, net
Interest Expense	(12,627)	(4,707)	(2,220)
Other Income	2,396	15,795	45,676

Other (expense)income, net (See note 21)	(10,231)	11,088	43,456

Income before provision for income taxes	225,485	273,385	327,201
Income tax expense	59,217	330,775	74,675

Net income (loss)	$166,268	$(57,390)	$252,526

Other comprehensive income (loss)
Foreign currency translation adjustments	$9,814	$(19,018)	$(45,428)
Gains (losses) on derivatives:
Gain arising during period on cash flow hedges	2,774	533	—
Unrealized gains on securities:
Unrealized holding gains arising during period	387	242	116
Reclassification adjustment for gains included in net (loss) income	(115)	(248)	(6,580)

	272	(6)	(6,464)
Defined benefit pension plans:
Net profit (loss) arising during period	1,684	(802)	802
Amortization of prior service cost included in net periodic pension cost	76	(35)	149

	1,760	(837)	951

Other comprehensive income (loss), before tax	14,620	(19,328)	(50,941)
Income tax (expenses) benefits related to other comprehensive loss	(1,356)	32	1,576

Other comprehensive income (loss), net of tax	13,264	(19,296)	(49,365)
Comprehensive income (loss)	$179,532	$(76,686)	$203,161

Dividend per share	$0.00	$15.00	$0.00
EARNINGS (LOSS) PER SHARE:
Basic	$1.99	$(0.68)	$3.01
Diluted	$1.99	$(0.68)	$3.00
Weighted average common shares outstanding:
Basic	83,537	84,146	83,982
Diluted	83,618	84,146	84,149
The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, except per share data)

	Common Stock		Treasury Stock	Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2014	83,742	1	—	564	$30,935	$67,422	$1,035,716	$(186,244)	$947,830
Net income							252,526		252,526
Other comprehensive loss, net of tax								(49,365)	(49,365)
Excess tax benefits on stock-based compensation plans					257				257
Restricted stock activity	205			(99)	7,197				7,197
Dividends $0.00 per share							—		—

Balance, December 31, 2015	83,947	1	—	465	$38,389	$67,422	$1,288,242	$(235,609)	$1,158,445

Net loss							(57,390)		(57,390)
Other comprehensive loss, net of tax								(19,296)	(19,296)
Excess tax benefits on stock-based compensation plans					(7)				(7)
Restricted stock activity	199			205	6,651				6,651

	Common Stock		Treasury Stock	Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Amount	Shares	Amount
$15 Dividend per share							(1,261,500)		(1,261,500)
Repurchases of common stock	(511)	(9,990)							(9,990)

Balance, December 31, 2016	83,635	1	(9,990)	670	$45,033	$67,422	$(30,648)	$(254,905)	$(183,087)

Net Income							166,268		166,268
Other comprehensive income, net of tax								13,264	13,264
Restricted stock activity	210			22	6,806				6,806
Repurchases of common stock	(881)	(16,173)							(16,173)
Balance, December 31, 2017	82,964	1	(26,163)	692	$51,839	$67,422	$135,620	$(241,641)	$(12,922)

The accompanying notes are an integral part of the consolidated financial statements.

Syntel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income/(loss)	$166,268	$(57,390)	$252,526
Adjustments to reconcile net income (loss) to net cash used in/provided by operating activities:
Depreciation and amortization	14,127	14,917	15,567
Provision for doubtful debts / advances (recoveries)	33	316	494
Realized gains on sales of short-term investments	(1,494)	(5,790)	(18,796)
Bad Debts written off	1,620	—	—
Deferred income taxes	(9,730)	5,510	(4,083)
Compensation expense related to restricted stock	8,591	8,148	7,197
Unrealized foreign exchange loss(gain)	(607)	713	(207)
Gain on sale of property and equipment	(106)	(231)	(25)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	3,240	18,963	(39,470)
Other current assets	3,509	4,153	(2,422)
Accounts payable, accrued payroll and other liabilities	798	(1,162)	8,198
Deferred revenues	(4,734)	203	4,542

Net cash provided / (used) by operating activities	181,515	(11,650)	223,521

Cash flows from investing activities:
Property and equipment expenditures	(8,610)	(17,513)	(17,013)
Proceeds from sale of property and equipment	273	345	191
Purchases of mutual funds	(246,660)	(184,692)	(221,097)
Purchases of term deposits with banks	(1,616)	(223,904)	(446,768)
Proceeds from sales of mutual funds	239,019	299,208	304,083
Maturities of term deposits with banks	7,644	621,824	486,651

Net cash (used) / provided by investing activities	(9,950)	495,268	106,047

Cash flows from financing activities:
Excess tax (deficiency)benefits on stock-based compensation plans	—	(7)	257
Repayment of loans and borrowing	(140,625)	(210,000)	(8,625)
Proceeds from loans and borrowing	—	580,250	—
Fees paid relating to loans and borrowing	—	(1,026)	—
Repurchases of common stock	(16,173)	(9,990)	—
Dividend paid	—	(1,261,500)	—

Net cash used in financing activities	(156,798)	(902,273)	(8,368)

Effect of foreign currency exchange rate changes on cash	2,895	(3,512)	(18,409)

Change in cash and cash equivalents	17,662	(422,167)	302,791
Cash and cash equivalents, beginning of year	78,332	500,499	197,708

Cash and cash equivalents, end of year	$95,994	$78,332	$500,499

Non cash investing and financing activities
Supplemental disclosures of cash flow information
Cash paid for income taxes	$57,581	$329,830	$77,794
Cash paid for interest	13,373	3,328	2,215
Cash received from interest	793	9,564	25,956

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

Healthcare and Life Sciences

Our Healthcare and Life Sciences segment serves healthcare payers, providers and pharmaceutical and medical device providers, among others. The healthcare industry is constantly seeking to improve the quality of care while managing the cost of care in order to make healthcare affordable to a larger population. Our healthcare practice focuses on providing a broad range of services and solutions to the industry across the consumer lifecycle, which includes regulatory requirements, integrated care, stakeholder engagement and wider use of electronic health records, among others. We also partner with clients to modernize their systems and processes to enable them to deal with the increasing consumer orientation of healthcare, such as adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

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

Insurance

Syntel serves the needs of global property and casualty insurers, insurance brokers, personal, commercial, life and retirement insurance service providers. These customers turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on aspects of our clients’ systems and operations, such as policy administration, claims processing and compliance reporting. We also serve the growing trend among insurers to improve their sales and marketing processes by deepening direct customer relationships and strengthening interactions with networks of independent and captive insurance agents. This is often accomplished through the use of digital front-end technologies like web enablement, social media and mobility, and supported by modernization of applications, product implementations and infrastructure elements, along with cloud enablement. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios. Syntel helps our customers achieve this by managed services and IT and process automation with our industry leading SyntBots® automation platform.

Manufacturing

We provide technology services and business consulting in a range of sub-sectors including industrial products, aerospace and automotive manufacturing, as well as to processors of raw materials and natural resources. Demand for our services in this segment is being driven by trends that, among others, include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. Some of our solutions for industrial and manufacturing clients include warranty management, dealer system integration, Product Lifecycle Management (PLM), Supply Chain Management (SCM), sales and operations planning, and mobility. Digitization, including connectivity leveraging the Internet of Things, Analytics based decision support and Mobility are some of the emerging trends on which we are working with our clients.

Retail, Logistics and Telecom

Syntel’s Retail, Logistics and Telecom (RLT) Business unit is the fastest growing and second-largest business unit and leverages its comprehensive understanding of the business and technology needs of these industries. Aligned to Syntel’s Corporate Offering strategy, the RLT business unit offers legacy elimination and digital modernization solutions to its clientele. Our industry solutions for our clients include SCM, merchandising, sales and operations planning, point of sale (POS) solutions, omnichannel enablement and integration, web content management solutions, sales force and cloud foundry enablement, among others. Syntel’s RLT offerings are designed to provide effective operations and enhanced customer experiences.

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

Revenue on fixed-price applications development and integration projects are measured using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The Company monitors estimates of total contract revenues and costs on a routine basis throughout the delivery period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, a provision is made for the estimated loss. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue in the accompanying consolidated balance sheets.

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

Stock repurchase plans

The Company recognizes the cost of repurchasing common stock acquired for purposes other than retirement (formal or constructive),as a reduction from the total of capital stock, additional paid-in capital, and retained earnings. The Company has recorded the cost of repurchasing common stock, as a reduction from capital stock.

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

Measurement of effectiveness and ineffectiveness:

Effectiveness for interest rate swaps is generally measured by comparing the critical terms of the hedged item and the hedging instrument, whereas ineffectiveness is measured by comparing the cumulative change in fair value of the swap with the cumulative change in the fair value of the hedged item.

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

The following table provides information of location and fair value of derivative financial instrument included in our consolidated statement of financial positions as of December 31, 2017.

Particulars	Nominal Amount	Fair Value of derivative and location on statement		Gain/(loss) on fair value
		of financial position as on 31st December 2017		Effective	Ineffective
(In thousands)
Cash flow Hedge		Deferred Income Taxes and Other non-current assets	Other current assets
Pay fixed Interest rate swap	$279.4 Million	$3,019	$288	$2,774	—

The following table present the net gains (losses) recorded in accumulated other comprehensive (loss) income relating to the interest rate swap contract designated as cash flow hedges for the period ending December 31, 2017, 2016 and 2015.

Gains (losses) on derivatives
	2017	2016	2015
	(In thousands)
Gains/ (losses) recognized in other comprehensive income	$2,774	$533	$—

The Company will reclassify an amount equivalent to the accrued interest on the swap contract on every reporting period, as there is a similar impact of accrued interest on the loan in the income statement.

Derivative (Non-Designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives for its foreign currency exposure. These derivatives were not designated and/or did not qualify for hedge accounting. The changes in fair value of derivatives are immediately recognized into earnings. The Company does not enter into derivative financial instruments for trading purposes.

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian rupee currency and U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ”Other (expense) income, net” unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter-party is a bank, these contracts may also have a material impact on the financial statements.

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

These forward contracts do not qualify for hedge accounting under ASC 815, “Derivative and Hedging.” Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under “Other income (expense), net.” The related cash flow impacts of all of our derivative activities are recorded in the consolidated statements of cash flows under cash flows from operating activities.

During the year ended December 31, 2017, the Company did not enter into new foreign exchange forward contracts. At December 31, 2017 and December 31, 2016, no foreign exchange forward contracts were outstanding.

Change in accumulated other comprehensive income by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2017 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (losses) on Securities	Defined Benefit Pension Plans	Unrealized gain on derivatives designated as cash flow hedge	Accumulated Other Comprehensive Income
Beginning balance	$(254,210)	$328	$(1,345)	$322	$(254,905)
Other comprehensive income before reclassifications	9,814	274	1,100	2,108	13,296
Amounts reclassified from accumulated other comprehensive (loss) income	—	(87)	55	—	(32)

Net current-period other comprehensive income	$9,814	$187	$1,155	$2,108	$13,264

Ending balance	$(244,396)	$515	$(190)	$2,430	$(241,641)

Reclassifications out of accumulated other comprehensive income for the year ended December 31, 2017 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in current year	Other income, net	$(115)	$28	$(87)

Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$76	$(21)	$55

Change in accumulated other comprehensive income (loss) by component (Net of tax expense or benefit)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2016 is as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Unrealized gain on derivatives designated as cash flow hedge	Accumulated Other Comprehensive Loss
Beginning balance	$(235,146)	$332	$(795)	—	$(235,609)
Other comprehensive income (loss) before reclassifications	(19,064)	161	(525)	322	(19,106)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(165)	(25)	—	(190)

Net current-period other comprehensive income (loss)	$(19,064)	$(4)	$(550)	$322	$(19,296)

Ending balance	$(254,210)	$328	$(1,345)	$322	$(254,905)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2016 is as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in current year	Other income, net	$(248)	$83	$(165)

Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$(35)	$10	$(25)

The change in balances of accumulated comprehensive loss for the year ended December 31, 2015 is as follows:

			(In thousands)
	Foreign Currency Translation Adjustments	Unrealized Gains (losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(189,410)	$4,600	$(1,434)	$(186,244)
Other comprehensive income (loss) before reclassifications	(45,736)	50	524	(45,162)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,318)	115	(4,203)

Net current-period other comprehensive income (loss)	$(45,736)	$(4,268)	$639	$(49,365)

Ending balance	$(235,146)	$332	$(795)	$(235,609)

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2015 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale securities realized in the current year	Other income, net	$(6,580)	$2,262	$(4,318)

Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$149	$(34)	$115

Other income, net

Other income includes interest and dividend income, gains and losses on forward contracts, gains and losses from the sale of securities, other investments, treasury operations and interest expenses on loans and borrowing.

Other comprehensive income (loss)

The other comprehensive income (loss) consists of foreign currency translation adjustments, gains (losses) on net investment hedge derivatives, gain (losses) on cash flow hedge reserve, unrealized gains (losses) on securities and a component of a defined benefit plan. During the years ended December 31, 2017, 2016 and 2015, the other comprehensive income (loss) amounts to $13.3 million, $(19.3) million and $(49.4) million, respectively, primarily attributable to the foreign currency translation income (loss) adjustments of $9.8 million, $(19.0) million and $(45.4) million, respectively.

Tax on other comprehensive loss

Total tax (expense) benefit on other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(In thousands)
Tax expense on Foreign currency translation adjustments	$—	$(46)	$(308)
Tax expense on unrealized gains on securities	(85)	2	2,196
Tax (expense) benefit on defined benefit pension plans	(605)	287	(312)
Tax expense on cash flow hedge
	(666)	(211)	—

Total (taxes) benefit on other comprehensive (loss) income	$(1,356)	$32	$1,576

Cash and cash equivalents

For reporting cash and cash equivalents, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as at December 31, 2017 and December 31, 2016, were $96.00 million and $78.3 million, respectively, which were held in bank and fixed deposits with various banking and financial institutions.

Fair value of financial instruments

The fair values of the Company’s current assets and current liabilities approximate their carrying values because of their short maturities. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

Concentration of credit risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, investments and accounts receivable and certain derivative instruments (IRS) designated as hedge instruments. Cash on deposit is held with financial institutions with high credit standings. The Company has cash deposited with financial institutions that, at times, may exceed the federally insured limits.

The Company establishes an allowance for doubtful accounts for known and inherent collection risks related to its accounts receivable. The estimation of the allowance is primarily based on the Company’s assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

The Company considers the risks of non-performance by the counterparties to its derivative instruments as not material. The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations. The Company also mitigates the credit risk of these derivatives by transacting with highly rated counterparties globally, which are major banks. The Company evaluates the credit and non-performance risks associated with its derivative counterparties, and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $0.8 million and $6.6 million at December 31, 2017 and 2016, respectively.

Non-current term deposits with banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As at December 31, 2017 and 2016, non-current term deposits with banks were at $0.4 million and $0.2 million, respectively. Term deposits with banks include restricted deposits of $0.54 million and $0.44 million as at December 31, 2017 and December 31, 2016, respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

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

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $13.9 million, $14.7 million and $15.6 million, respectively.

Long-lived assets (other than goodwill)

In accordance with guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets” in the FASB Codification, the Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment charge, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Management believes assets were not impaired at December 31, 2017 and 2016.

Goodwill

During the first quarter of 2014, as a result of the completion of organizational changes, the Company changed its basis of segmentation to vertical segments. The Company reassigned goodwill to the new reportable segment Healthcare and Life Sciences. In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at December 31, 2017 or 2016. The Company evaluated goodwill for impairment in the third quarter of each of 2017 and 2016.

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries use the currency of the primary economic environment in which they operate as its functional currency. Revenues and expenses of the foreign subsidiaries are translated to U.S. dollars at average period exchange rates. Assets and liabilities are translated to U.S. dollars at period-end exchange rates with the effects of these cumulative translation adjustments being reported as a separate component of accumulated other comprehensive loss in shareholders’ deficit/equity. Transaction gains and losses are reflected within selling, general and administrative expenses in the consolidated statements of comprehensive income. During the years ended December 31, 2017, 2016 and 2015, foreign exchange gain of $1.7 million, $8.3 million and $18.1 million were included in selling, general and administrative expenses, respectively.

Earnings per share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares outstanding during the applicable period. If the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share are adjusted retroactively for all periods presented to reflect that change in capital structure. If such changes occur after the close of the reporting period but before issuance of the financial statements, the per-share computations for that period and any prior-period financial statements presented are based on the new number of shares.

The Company has issued stock options and restricted stock, which are considered to be potentially dilutive to its basic earnings per share. Diluted earnings per share is calculated using the treasury stock method for the dilutive effect of options and restricted stock granted pursuant to the stock option and incentive plan, by dividing the net income (loss) by the weighted average number of shares outstanding during the period adjusted for these potentially dilutive options, except when the results would be anti-dilutive.

Vacation pay

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at year-end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment is valued at a lower basic compensation rates.

The gross (reversal)/charge for unutilized earned leave was $(2.2)million, $3.4 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The gross charge (reversal) for unutilized earned leave of $(2.2)million during the year ended December 31, 2017 was primarily on account of reversal of leave cost for the differential between eligible leave encashment accrued at gross compensation rates during the year 2017 and which as a result of the change in policy during 2017 are payable at basic rate as at December 31, 2017 as per the scheme of leave encashment.

The amounts accrued for unutilized earned leave were $16.2 million and $23.1 million as of December 31, 2017 and 2016, respectively, and are included within accrued payroll and related costs.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities, along with any related valuation allowances are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in income in the period that includes the enactment date. The Company has not provided for dividend distribution taxes on the portion of undistributed earnings of subsidiaries whose earnings are considered to be permanently reinvested outside the U.S. The Company intends to continue to reinvest these earnings in international operations. If the Company decided at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts.

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12 Narrow Scope Improvements and Practical Expedients, which amended ASU 2014-09, Revenue from Contract from Customers (Topic 606). These amendments of this ASU provide additional clarification on criteria within Topic 606 as well as additional guidance for transition to the new revenue recognition criteria.

We established a cross-functional coordinated implementation team to implement the new ASU related to the recognition of revenue from contracts with customers. In addition to establishing a cross-functional coordinated implementation team, we engaged a third party expert to assist in the assessment of the impacts of the new standard. The Company performed an assessment of the impact of the ASU and developed a transition plan. Based on the outcome of that assessment, the Company expects revenue recognition across its portfolio of services to remain largely unchanged. The Company does not currently anticipate that the ASU will have a material impact on its financial statements based on the analysis completed to date but will result in significant additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and assumptions used in applying the standard.

Additionally, we have identified changes to our processes to meet the standard’s updated reporting and disclosure requirements, as well as evaluated the internal control changes, during the implementation and continued application of the new standard. The Company has elected to adopt the new ASU on January 1, 2018 using the modified retrospective transition method.

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

In June 2016, the FASB issued an update on Financial Instruments—Credit Losses (ASU 2016-13)Measurement of Credit Losses on Financial Instruments which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. A modified retrospective approach should be applied. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. We expect the adoption of the amended standard to result in the reclassification from non-service components above the subtotal of income from operations to Other (expense) income, net.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt the new guidance along with any impacts on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

3. Short-Term Investments

Short-term investments included the following at December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Investments in mutual funds at fair value	$25,719	$15,016
Term deposits with banks	782	6,598

Total	$26,501	$21,614

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows at and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
Cost	$25,314	$14,882	$126,243
Unrealized gain, net	405	134	236

Fair value	$25,719	$15,016	$126,479

Gross realized gains	$1,494	$5,790	$18,796
Proceeds on sales of mutual funds	239,019	299,208	304,083
Purchases of mutual funds	246,660	184,692	221,097

Information related to investments in term deposits with banks included the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
Cost	$782	$6,598	$413,566

Maturities of term deposits	$7,644	$621,824	$486,651
Purchases of term deposits	1,616	223,904	446,768

4. Revenue Earned in Excess of Billings and Deferred Revenue

Revenue earned in excess of billings at December 31, 2017 and 2016 is summarized as follows:

	2017	2016
	(In thousands)
Unbilled revenue for time-and-materials projects	$23,999	$20,828
Unbilled revenue for fixed-price projects, net of discounts	996	4,211

	$24,995	$25,039

Deferred revenue at December 31, 2017 and 2016 is summarized as follows:

	2017	2016
	(In thousands)
Deferred revenue on uncompleted fixed-price development contracts	$2,346	$5,216
Other deferred revenue	894	2,757

	$3,240	$7,973

5. Allowances for Doubtful Accounts

The movement in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	2017	2016	2015
	(In thousands)
Balance, beginning of year	$801	$622	$703
Provision	1,345	190	—
Write-offs, net of recoveries	(2,146)	(11)	(81)

Balance, end of year	$—	$801	$622

6. Property and Equipment

Property and equipment at December 31, 2017 and 2016 is summarized as follows:

	2017	2016
	(In thousands)
Office building	$57,452	$54,125
Computer equipment and software	58,012	55,614
Furniture, fixtures and other equipment	77,966	72,264
Vehicles	2,110	2,058
Leasehold improvements	6,725	7,536
Leasehold land	4,929	4,680
Residential property	1,700	1,602
Capital advances / work in progress	32,054	29,177

	240,948	227,056
Less accumulated depreciation and amortization	134,650	120,580

	$106,298	$106,476

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

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans are LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate [as that term is defined in the Senior Credit Facility plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum. As of December 31, 2017, the interest rates were 2.85% for the Term Loan of $300 million and 2.85% and 2.81% for the two portions of the Revolving Facility equaling $160 million and $40 million, respectively.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into the Swap. The Pay Fixed component of the Swap is fixed at 3.16%. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $2.8 million and $0.5 million during the year ended December 31, 2017 and 2016 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of December 31, 2017, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
October 31, 2017	September 30, 2018	$5.625
October 31, 2018	September 30, 2021	$7.500

During the year ended December 31, 2017, $20.625 million principal payments were made toward the term loan and $120.0 million principal payments were made toward the revolving credit facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of December 31, 2017, the Company was in compliance with all financial covenants.

As of December 31, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $278.9 million and $79.8 million (net of $0.7 million unamortized debt issuance cost), respectively. As of December 31, 2016 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $299.9 million and $199.9 million (net of $0.9 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at December 31, 2017 are as follows:

	Term Loan	Revolving Facility
	(In thousands)
	Principal Payments	Principal Payments
2018	$24,375
2019	$30,000
2020	$30,000
2021	$195,000	$80,000

8. Leases

Operating Lease

The Company leases certain facilities and equipment under operating leases. Current operating lease obligations are expected to be renewed or replaced upon expiration. Future minimum lease payments under all non-cancelable leases expiring beyond one year as of December 31, 2017 are as follows:

(In thousands)
2018	$6,524
2019	$3,653
2020	$2,377
2021	$1,873
2022	$379
Thereafter	_ —

$14,806

Total rent expense amounted to approximately $10.0 million, $10.7 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Income Taxes

Income before income taxes for the Company’s U.S. and foreign operations for the years ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
	(In thousands)
U.S.	$64,947	$52,742	$42,342
Foreign	160,538	220,643	284,859

	$225,485	$273,385	$327,201

Income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
	(In thousands)
Current:
Federal	$20,777	$65,636	$14,521
State	4,066	3,192	2,639
City	678	533	439
Foreign	40,011	256,117	61,393

Total current provision	65,532	325,478	78,992

Deferred:
Federal	(915)	(150)	(537)
State	(170)	(28)	(99)
City	(28)	(5)	(16)
Foreign	(5,202)	5,480	(3,665)

Total deferred expense(benefit)	(6,315)	5,297	(4,317)

Total provision for income taxes	$59,217	$330,775	$74,675

The components of net deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Deferred tax assets
Carry-forward losses of subsidiaries	—	$7
Minimum alternate tax credit of subsidiaries	46,938	35,979
Property, plant and equipment	686	198
Accrued expenses and allowances	13,420	15,055
Valuation allowance	(6,122)	(9,167)

Total deferred tax assets	54,922	42,072

Deferred tax liabilities
Provision for branch tax on dividend equivalent in India	(9,972)	(9,782)
Provision for tax on unrealized gains in India	(59)	(33)
Others	(1,114)	(258)

Total deferred tax liabilities	(11,145)	(10,073)

Net deferred tax assets	$43,777	$31,999

The balance sheet classification of the net deferred tax asset is summarized as follows:

	2017	2016
	(In thousands)
Deferred tax asset, non-current	54,922	42,072
Deferred tax liabilities, non-current	(11,145)	(10,073)

	$43,777	$31,999

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

The Company’s units located at SEEPZ Mumbai and the STPI/EOU units ceased to enjoy the tax exemption on March 31, 2011. Three SEZ units completed their first five years of 100% exemption as of March 31, 2016. One SEZ unit located at Chennai completed its first five years of 100% exemption as of March 31, 2015. The Company started operations in KPO SEZ units in Airoli, Navi Mumbai in the quarters ended June 30, 2015 and June 30, 2016, respectively. The Company started operations in a SEZ unit in Pune in the quarter ended June 30, 2017.

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

The benefit of the tax holiday under Indian Income Tax was $28.59 million, $38.97 million and $45.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, the Company has recorded one-time additional tax of $8.16 million due to changes to the Internal Revenue Code of 1986 made by the Tax Cuts and Jobs Act,2017.Out of aforesaid $8.16 million $0.9 million for deferred income tax due to change in Federal tax rate and $7.26 million on undistributed foreign income.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in the quarter ended March 31, 2017. The Company has reversed $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the federal tax return attributable to the above repatriation, in the quarter ended September 30, 2017.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides dividend distribution taxes on any foreign earnings in excess of these requirements. The December 31, 2017 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2017, the Company would have accrued taxes of approximately $30.0 million.

During the years ended December 31, 2017, 2016 and 2015, the effective income tax rate was 26.3%, 121.0% and 22.8%, respectively.

The tax rate for the year ended December 31, 2017 was impacted by    one-time additional tax of $0.9 million deferred income tax due to change in federal tax rate and $7.26 million on deferred foreign income due to changes to the Internal Revenue Code of 1986 made by the Tax Cuts and Jobs Act, 2017. The tax rate for the year ended December 31, 2017 was also impacted by one-time favorable adjustments of $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the federal tax return and one-time reversal of valuation allowance of $2.92 million and additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the year ended December 31, 2017 would have been 26.3%.

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Cuts and Jobs Act of 2017, which may result in adjustments to our provisional estimates of deferred tax charge of $0.9 million. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

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

Syntel Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2014 and for state tax examinations for years before 2013.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2014-15 pending at various levels of tax authorities. Financial year 2015-16 and onwards are open for regular tax examination by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments for financial years 2010-11 and onwards.

The following table accounts for the differences between the actual effective tax rate and the statutory U.S. Federal income tax rate of 35% for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal Benefit	1.6%	1.0%	0.6%
City taxes	0.2%	0.0%	0.0%
Foreign effective tax rates different from U.S. Statutory Rate[1]	(10.5%)	(13.0%)	(12.6%)
Tax reserves	(2.4%)	(1.0%)	(0.0%)
Prior Year state tax payment	—	—	(0.4%)
One-time tax due to the 2017 Tax Cuts and Jobs Acts Law	3.7%	—	—
Valuation Allowance	(1.3%)	—	0.2%
Tax related to repatriation	—	99.0%	—

Effective income tax rate	26.3%	121.0%	22.8%

1	The foreign jurisdiction that materially affects the effective income tax rate is India.

During the years ended December 31, 2017, 2016 and 2015, the effective income tax rates were 26.3%, 121.0% and 22.8%, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(in millions)
	2017	2016
Balance as at January 1	$68.51	$50.24
Additions based on tax positions related to the current year	0.02	22.48
Additions based on tax positions for prior years	6.79	0.0
Reductions for tax positions of prior years	(0.42)	(3.08)
Foreign currency translation effect	3.04	(1.13)

Balance as at December 31	$77.94	$68.51
Income taxes paid, see below	(44.03)	(41.41)

Amounts, net of income taxes paid	$33.91	$27.10

The above table shows the unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company has paid income taxes of $44.03 million and $41.41 million against the liabilities for unrecognized tax benefits of $77.94 million and $68.51 million, as at December 31, 2017 and 2016, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company recognized accrued interest and penalties related to unrecognized tax benefits as part of tax expense. During the years ended December 31, 2017 and December 31, 2016, the Company recognized a tax charge and tax reversal towards interest of approximately $0.76 million and $0.15 million, respectively.

The Company had accrued approximately $2.21 million and $1.45 million for interest and penalties as of December 31, 2017 and December 31, 2016, respectively.

The Company’s amount of net unrecognized tax benefits for the tax disputes of $1.71 million could change in the next twelve months as litigation and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Tax which are disputed and pending at various level (including potential tax dispute) of $15.91 million for the financial year 1996-97 to December 31, 2017, which is after providing $54.61 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Service Tax Audit

Syntel India regularly files quarterly Service Tax refund applications and claims refunds of Service Tax on input services, which remain unutilized against a no service tax on export of services. As of December 31, 2017, Syntel Indian entities has not provided against Service tax refunds claims of $3.87 million disputed by Service tax Department which are pending at various level.

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

Local Taxes

As of December 31, 2017 and 2016, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit.” MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of December 31, 2017 of $44.63 million (net of valuation allowance of $2.62 million) must be utilized before March 31 of the following financial years and will expire as follows

Year of Expiry of MAT Credit
(In millions)
2022 - 2023	0.15
2023 - 2024	0.65
2024 - 2025	2.08
2025 - 2026	2.96
2026 - 2027	0.74
2027 - 2028	6.22
2028 - 2029	7.37
2029 - 2030	8.09
2030 - 2031	10.40
2031 - 2032	4.93
2032 - 2033	3.66
Total	47.25
Less: Valuation allowance	2.62
Total (net of valuation allowance)	44.63

India Budget Proposal 2018

The Finance Bill 2018 was presented on February 1, 2018. These proposals include an increase in income tax cess to 4%, against the existing 3%. The proposals would increase the effective tax rate to 34.944% from 34.608%.The Indian corporate tax rate would be reduced to 25%, as compared to the existing 30% for companies with annual turnover below INR 2500 million ($39.5 million). The proposal includes no other changes to corporate income tax rates.

If enacted, these proposals, would have a one-time marginal tax benefit to Syntel of $0.1 million. These tax benefits would be accounted in the quarter in which the aforesaid proposal is enacted.

10. Earnings Per Share

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Weighted- Average Shares Out-standing	Per Share	Weighted- Average Shares Out-standing	Per Share	Weighted- Average Shares Out-standing	Per Share
	(In thousands, except per share data)
Basic earnings per share	83,537	$1.99	84,146	$(0.68)	83,982	$3.01
Potential dilutive effect of restricted stock[1]	81	—	—	—	167	(0.01)

Diluted earnings per share	83,618	$1.99	84,146	$(0.68)	84,149	$3.00

1.	For calculating dilutive earning (loss) per share during the year ended December 31, 2016, the potential dilutive effect of restricted stock of 103 units is not considered as the units are antidilutive in view of loss during the year 2016.

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

The Company has not declared or paid any dividends in 2017.

12. Stock Compensation Plans

Share-Based Compensation

The Company originally established a Stock Option and Incentive Plan in 1997 (the “1997 Plan”). On June 1, 2006, the Company adopted the Amended and Restated Stock Option and Incentive Plan (the “Amended Plan”), which amended and extended the 1997 Plan. Under the Amended Plan, a total of sixteen million shares of common stock were reserved for issuance. The dates on which options or restricted stock units granted under the Amended Plan become first exercisable or have their restriction lapse are determined by the Compensation Committee of the Board of Directors, but generally occur over a four-year period from the date of grant. The term of any option may not exceed ten years from the date of grant. As of June 1, 2016, the Amended Plan terminated and no further awards may be made under the Amended Plan.

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

No stock options were issued for the years ended December 31, 2017 and 2016 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on the Company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the years ended December 31, 2017, 2016 and 2015 was $8.6 million (including charges for restricted stock units and a dividend equivalent), $8.1 million and $7.2 million, respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock

On different dates during the years ended December 31, 2017, 2016 and 2015, the Company issued restricted stock awards of 315,022, 415,519 and 135,440 (adjusted to account for the 2014 stock split), respectively, to its non-employee directors and some employees, as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on a graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $1.8 million and $1.5 million, respectively during the year ended December 31, 2017 and 2016.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

Year Ended December 31,	2017	2016	2015
Cost of revenues	$2,690	$2,597	$2,478
Selling, general and administrative expenses	4,114	4,054	4,719

	$6,804	$6,651	$7,197

No cash was received from option exercises under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015, respectively.

A summary of the activity for restricted stock awards granted under our stock-based compensation plans as of December 31, 2017, 2016 and 2015, and changes during the years then ended are presented below, appropriately adjusted to reflect the 2014 stock split:

	2017		2016		2015
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	669,556	$29.16	465,290	$41.47	564,314	$37.37
Granted	315,022	$18.13	415,519	$20.57	135,440	$46.73
Vested	(209,816)	$32.09	(198,725)	$39.10	(205,233)	$34.40
Forfeited	(83,294)	$35.54	(12,528)	$43.77	(29,231)	$36.38

Unvested at December 31	691,468	$22.48	669,556	$29.16	465,290	$41.47

As of December 31, 2017, $13.16 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.97 years.

13. Commitments and Contingencies

As of December 31, 2017 and December 31, 2016, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $28.0 million and $33.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai forming part of a Special Economic Zone (”SEZ”) and in Chennai and Pune, which are registered under the Software Technology Parks (“STP”) scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STP and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident of meeting these obligations. During the year ended December 31, 2016, $0.75 million was held as a security deposit in favor of the lessor concerning a performance guarantee for certain leasehold improvements in Syntel Poland. During the three months ended March 31, 2017, the Company received $0.75 million of funds previously held as a security deposit on a lease with Syntel Poland.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. During the year ended December 31, 2017 there was no accrual related to litigation. During the year ended December 31, 2016, the Company recorded a $0.3 million liability for a litigation matter related contingency which was subsequently paid during the three months ended March 31, 2017.

14. Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,000, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through December 31, 2017, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities was $5.70 million, $5.90 million and $6.50 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $15.3 million and $13.6 million as of December 31, 2017 and 2016, respectively, and are included within current and other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan was $3.8 million, $3.5 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the funded status of the Gratuity Plan of the Company and the amounts recognized in the Company’s consolidated balance sheets and statements of comprehensive income.

	(In thousands)
	2017	2016
Accumulated benefit obligation	$10,161	$9,081
Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$14,527	$12,349
Service cost	2,564	2,279
Interest cost	1,239	1,167
Actuarial loss/(gain)	(1,672)	900
Adjustments due to transfer of employees within the group	(2)	—
Benefits paid	(2,125)	(1,928)
Effect of exchange rate changes	888	(240)

Projected benefit obligation at end of the year	$15,419	$14,527

Amounts recognized in the balance sheet consists of:
Provision for gratuity (included in total current liabilities)	$3,102	$2,983
Provision for gratuity (included in non-current liabilities)	12,317	11,544

	$15,419	$14,527

As of December 31, 2017 and December 31, 2016 amounts in accumulated other comprehensive loss:

Net actuarial loss	$(328)	$1,353
Net prior service cost	84	106

Total accumulated other comprehensive loss	$(244)	$1,459

Expected amortization out of comprehensive income in 2018 is $0.03 million.

Reconciliation of net amount recognized
Net amount recognized as at beginning of the period	$(14,527)	$(12,349)
Benefits Paid	2,125	1,928
Net periodic benefit cost for the period	(3,899)	(3,509)
Amount recognized in accumulated other comprehensive loss	1,768	(863)
Adjustments on account of employees transferred	2	26
Foreign currency translation adjustment	(888)	240

Net amount recognized as at end of the period	(15,419)	(14,527)
Funded status of the plans	—	—

Accrued benefit cost	$(15,419)	$(14,527)

The components of net gratuity costs are reflected below:

Service cost	$2,442	$2,279
Interest cost	1,232	1,167
Amortization of transition obligation	72	61
Amortization of net actuarial (gain)/loss	26	2

	$3,772	$3,509

Weighted-average assumptions used to determine benefit obligations:

	2017	2016
Discount rate	7.65% per annum.	7.75% per annum
Long-term rate of compensation increase	9% per annum for first 5 year and 7% thereafter	11% per annum for first year, 10% for next five years and 7% thereafter

Weighted-average assumptions used to determine net periodic benefit cost:

	2017	2016
Discount rate	7.75% per annum	7.75% per annum
Long-term rate of compensation increase	11% per annum for first year, 10% for next five years and 7% thereafter	11% per annum for first year, 10% for next five years and 7% thereafter

Cash Flows

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

For the year ended December 31,	Expected contribution
(In thousands)
2018	$3,103
2019	3,039
2020	3,163
2021	3,177
2022	3,345
2023–2027	13,337

15. Segment Reporting

The Company’s reportable business segments are as follows:

•	Banking and Financial Services

•	Healthcare and Life Sciences

•	Insurance

•	Manufacturing

•	Retail, Logistics and Telecom

For detailed discussion on each of these segments, please refer Note 1 on “Business” forming part of Notes to the Consolidated Financial Statements.

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

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for three years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(In thousands)
Net Revenues:
Banking and Financial Services	$419,088	$472,999	$474,943
Healthcare and Life Sciences	162,424	155,970	157,970
Insurance	138,343	128,270	133,519
Manufacturing	39,369	44,420	41,154
Retail, Logistics and Telecom	164,604	164,891	161,026

Gross Profit:	$923,828	$966,550	$968,612
Banking and Financial Services	162,772	183,530	188,152
Healthcare and Life Sciences	66,719	62,466	68,822
Insurance	45,867	46,192	49,497
Manufacturing	10,526	13,091	13,111
Retail, Logistics and Telecom	66,865	68,113	69,505

Total Segment Gross Profit	352,749	373,392	389,087
Corporate Direct Costs	(1,710)	(2,567)	(5,086)

Gross Profit	$351,039	$370,825	$384,001
Selling, general and administrative expenses	115,323	108,528	100,256

Income from operations	$235,716	$262,297	$283,745

The Company’s largest customer in 2017, 2016 and 2015 was American Express, which accounted for revenues in excess of 10% of total consolidated revenues. Revenue from this customer was approximately $143.3 million, $210.1 million and $204.0 million, contributing approximately 16%, 22% and 21% of total consolidated revenues during 2017, 2016 and 2015, respectively. At December 31, 2017, 2016 and 2015, accounts receivable from this customer were $11.4 million, $24.3 million and $31.8 million, respectively. The revenue from American Express Corp. was generated in Banking and Financial Services segment.

The Company’s second largest customer, State Street Bank, had revenues in excess of 10% of total consolidated revenues for the years 2017, 2016 and 2015. Revenue from this customer was approximately $142.8 million, $134.3 million and $140.6 million, contributing approximately 15%, 14% and 15% of total consolidated revenues during 2017, 2016 and 2015, respectively. At December 31, 2017, 2016 and 2015, accounts receivable from this customer was $10.9 million, $10.9 million and $16.6 million, respectively. The revenue from State Street Bank was generated in Banking and Financial Services segment.

The Company’s third largest customer, Federal Express Corporation, had revenues in excess of 10% of total consolidated revenues for the year ended 2017, 2016 and 2015. Revenue from this customer was approximately $128.8 million, $119.9 million and $120.1 million, contributing approximately 14%, 12% and 12% of total consolidated revenues during 2017, 2016 and 2015, respectively. At December 31, 2017, 2016 and 2015, accounts receivable from this customer was $17.2 million, $17.8 million and $12.2 million, respectively. The revenue from Federal Express Corporation was generated in the Retail Logistics and Telecom segment.

16. Geographic Information

The Company’s net revenues and long-lived assets, by geographic area, for the years ended December 31, 2017, 2016 and 2015 are as follows:

	(In thousands)
	2017	2016	2015
Net revenues (1):
North America (2)	$823,142	$865,679	$872,788
India	4,071	5,475	3,740
Europe (3)	94,000	92,899	89,088
Rest of the World	2,615	2,497	2,996

Total	$923,828	$966,550	$968,612

Long-lived assets (4):
North America (2)	$3,600	$3,307	$3,517
India	100,950	102,638	101,686
Europe (3)	1,992	632	374
Rest of the World	662	805	1,105

Total	$107,204	$107,382	$106,682

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

17. Selected Quarterly Financial Data (Unaudited)

Selected financial data by calendar quarter were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2017
Net revenues	$225,869	$226,811	$231,340	$239,808	$923,828
Cost of revenues	143,447	145,351	143,219	140,772	572,789

Gross profit	82,422	81,460	88,121	99,036	351,039
Selling, general and administrative expenses	30,291	28,699	27,160	29,173	115,323

Income from operations	52,131	52,761	60,961	69,863	235,716
Other income (expense), net	(2,880)	(2,754)	(2,521)	(2,076)	(10,231)

Income before income taxes	49,251	50,007	58,440	67,787	225,485
Income tax expense	10,871	13,355	9,607	25,384	59,217

Net income/(Loss)	$38,380	$36,652	$48,833	$42,403	$166,268

Earnings/(Loss) per share, diluted (a)	$0.46	$0.44	$0.58	$0.51	$1.99

Weighted average shares outstanding, diluted	83,834	83,853	83,537	83,248	83,618

2016
Net revenues	$241,390	$246,018	$241,255	$237,887	$966,550
Cost of revenues	151,666	155,033	146,672	142,354	595,725

Gross profit	89,724	90,985	94,583	95,533	370,825
Selling, general and administrative expenses	29,677	18,265	29,526	31,060	108,528

Income from operations	60,047	72,720	65,057	64,473	262,297
Other income (expense), net	4,096	4,875	4,227	(2,110)	11,088

Income before income taxes	64,143	77,595	69,284	62,363	273,385
Income tax expense	11,086	18,804	286,513	14,372	330,775

Net income	$53,057	$58,791	$(217,229)	$47,991	$(57,390)

Earnings per share, diluted (a)	$0.63	$0.70	$(2.58)	$0.57	$(0.68)

Weighted average shares outstanding, diluted	84,266	84,278	84,214	84,163	84,146

(a)	Earnings per share for the quarter are computed independently and may not equal the earnings per share computed for the total year.

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 10%, 11% and 12% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2017:

	(In millions)
	Level 1	Level 2	Level 3	Total
Short-term investments
Available for sale securities	$25.7	$—	$—	$25.7
Term deposits	—	1.2	—	1.2
Interest rate swaps	—	3.3	—	3.3

Total assets measured at fair value	$25.7	$4.5	$—	$30.2

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Short-term investments
Available for sale securities	$15.0	$—	$—	$15.0
Term deposits	—	6.8	—	6.8
Interest rate swaps	—	0.5	—	0.5

Total assets measured at fair value	$15.0	$7.3	$—	$22.3

20. Term Deposits

The following table summarizes the term deposits with various banks outstanding as at December 31, 2017 and December 31, 2016.

	(In millions)
Balance Sheet Item	As at December 31, 2017	As at December 31, 2016
Cash and cash equivalents	$—	$—
Short term investments	0.8	6.6
Non-current assets	0.4	0.2

Total	$1.2	$6.8

21. Other (Expense)Income, Net

The following table represents the components of other (expense) income, net.

		(In thousands)
	Years Ended December 31,
	2017	2016	2015
Interest income on term deposits	$551	$9,695	$26,751
Gain (loss) on sale of mutual funds,net	1,494	5,790	18,796
Interest expense	(12,627)	(4,707)	(2,220)
Miscellaneous income	351	310	129

Total	$(10,231)	$11,088	$43,456

22. RELATED PARTY TRANSACTIONS

There were no related party transactions in 2017, 2016 and 2015.

23. STOCK REPURCHASE PLAN

On July 25, 2017,the Board authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market , privately negotiated transactions or through a Rule 10b5-1 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes.

The Company repurchased 880,435 shares of common stock with a total value of $16.2 million at an average price of $18.37 per share during year ended December 31, 2017.