Form 10-Q
period 2018-03-31
SYNTEL INC
filed 2018-05-03
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Common Stock, no par value: 82,967,354 shares outstanding as of March 31, 2018.

SYNTEL, INC.

PART I

Item 1. FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS,EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Net revenues	$245,345	$225,869
Cost of revenues	154,091	143,160

Gross profit	91,254	82,709
Selling, general and administrative expenses	26,986	30,254

Income from operations	64,268	52,455
Other income (expense), net
Interest expense	(2,433)	(3,376)
Other income	561	496
Non-Service components of post retirement benefit cost	(302)	(324)

Other (expense), net (See note 23)	(2,174)	(3,204)

Income before provision for income taxes	62,094	49,251
Income tax expense	16,455	10,871

Net income	45,639	38,380

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,457)	6,175
Gains on derivatives:
Gain arising during period on cash flow hedges	2,910	963
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains arising during period	384	131
Reclassification adjustment for gains included in net income	(60)	(80)

	324	51
Defined benefit pension plans:
Net profit (loss) arising during period	(439)	6
Amortization of prior service cost included in net periodic pension cost	8	8

	(431)	14

Other comprehensive income, before tax	346	7,203
Income tax expenses related to other comprehensive income	(699)	(403)

Other comprehensive (loss) income, net of tax	(353)	6,800

Comprehensive income	$45,286	$45,180

Earnings per share:
Basic	0.55	0.46
Diluted	0.55	0.46
Weighted average common shares outstanding:
Basic	83,129	83,797

Diluted	83,377	83,834

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,373	$95,994
Short-term investments	31,140	26,501
Accounts receivable, net of allowance for doubtful accounts of $49 at March 31, 2018 and $Nil at December 31, 2017, respectively.	126,619	115,052
Revenue earned in excess of billings	26,651	24,995
Other current assets	36,006	29,484

Total current assets	261,789	292,026
Property and equipment	238,248	240,948
Less accumulated depreciation and amortization	134,993	134,650

Property and equipment, net	103,255	106,298
Goodwill	906	906
Non-current term deposits with banks Deferred income taxes and other non-current assets	472 86,022	396 84,090

TOTAL ASSETS	$452,444	$483,716

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$12,684	$11,632
Accrued payroll and related costs	45,084	51,497
Income taxes payable	32,810	21,100
Accrued liabilities	23,032	23,130
Deferred revenue	2,965	3,240
Loans and borrowings	26,117	24,268

Total current liabilities	142,692	134,867
Deferred income taxes and other non-current liabilities	28,688	27,325
Non-current loans and borrowings	246,997	334,446

TOTAL LIABILITIES	418,377	496,638
Commitments and contingencies (See Note 16)
Total shareholders’ equity/(deficit)	34,067	(12,922)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$452,444	$483,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(IN THOUSANDS)

	Common Stock			Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Treasury Stock	Shares	Amount
Balance, December 31, 2017	82,964	$1	$(26,163)	692	$51,839	$67,422	$135,620	$(241,641)	$(12,922)
Net income							45,639		45,639
Other comprehensive (loss) net of tax								(353)	(353)
Restricted stock activity	3			(3)	1,703				1,703

Balance, March 31, 2018	82,967	$1	$(26,163)	689	$53,542	$67,422	$181,259	$(241,994)	$34,067

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,639	$38,380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,135	3,710
Provision for doubtful accounts / advances	50	1,314
Realized gains on sales of short term investments	(362)	(230)
Deferred income taxes	(1,834)	(2,256)
Compensation expense related to restricted stock	1,876	2,469
Unrealized foreign exchange (income) loss	630	(3,723)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(13,657)	2,783
Other current assets	(4,716)	(1,721)
Accrued payroll and other liabilities	6,777	(13,036)
Deferred revenue	(56)	(1,849)

Net cash provided by operating activities	37,482	25,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(2,170)	(2,596)
Proceeds from sale of property and equipment Purchase of mutual funds	115 (81,200)	75 (53,370)
Purchase of term deposits with banks	(816)	(339)
Proceeds from sales of mutual funds	77,351	46,787
Maturities of term deposits with banks	232	2,839

Net cash used in investing activities	(6,488)	(6,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans and borrowings	(85,625)	(52,500)

Net cash used in financing activities	(85,625)	(52,500)

Effect of foreign currency exchange rate changes on cash	10	1,817

Change in cash, cash equivalents and restricted cash	(54,621)	(31,446)
Cash, cash equivalents and restricted cash beginning of period	95,994	78,332

Cash, cash equivalents and restricted cash end of period	$41,373	$46,886

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,110	$10,687
Cash paid for interest	2,459	4,183

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of March 31, 2018 and December 31, 2017, and the results of their operations and their cash flows for the three months ended March 31, 2018 and 2017. The year-end condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingencies and litigation, the recognition of revenues and profits for fixed price development contracts, valuation allowance for deferred tax assets, potential tax liabilities and bonus accrual. Actual results could differ from those estimates and assumptions used in the preparation of the accompanying financial statements.

4. REVENUE RECOGNITION

i. Nature of Services

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

The Company’s revenues are generated from professional services fees provided through five segments, Banking and Financial Services, Healthcare and Life Sciences, Insurance, Manufacturing, and Retail, Logistics and Telecom. Please refer to Note 13 on “Segment Reporting” for a detailed discussion on each of these segments.

ii. Revenue Recognition

The Company adopted ASC Topic 606 “Revenue from Contracts with Customers” with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

Revenue from time-and-material contracts are recognized over time at the amount for which the Company has a right to invoice because such amounts correspond directly with the value provided to the customer to date. Customers are generally invoiced on a monthly basis and consideration is payable when invoiced.

Revenue from fixed-price application management maintenance and support engagements is recognized over time as the Company satisfies the performance obligations, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. The contracts include a series of distinct services that are substantially the same and have the same pattern of transfer; accordingly they are accounted for as a single performance obligation.

Revenue on fixed-price application development and integration projects is recognized over time based on the actual services provided through the end of the reporting period as a proportion of the total services to be provided. This is determined based on the actual labor hours incurred relative to the total expected labor hours, as it best depicts the transfer of goods and services to the customers.

Revenue is measured based on the transaction price, which is the consideration, net of customer incentives, discounts, variable considerations, payments made to customers for third party portal charges (where no benefit is received),and other similar charges, as specified in the contract with the customer.

For reimbursements of out-of-pocket expenses incurred in fulfilling promised services to customers, the Company evaluates whether it is principal (i.e., reported as revenues) or agent (i.e., not reported as revenues). Based on this analysis, the amount billed to customers for reimbursements are either reported as revenues on a gross basis or reported as revenues on a net basis.

Contracts may include multiple deliverables, such as the maintenance of software developed for the customers. In most cases, the maintenance is simple and does not include any integration service and could be performed by another party. In such cases, the development and maintenance are each accounted for as a separate performance obligations. Accordingly, the contract transaction price is allocated to each performance obligation based on stand-alone selling prices. Where these stand-alone selling prices are not directly observable, they are estimated based on expected cost plus margin.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Contracts are often modified to account for changes in contract specification and requirements. The Company considers a contract modification when the modification either creates new or changes the existing enforceable rights and obligations. Most of Company’s contract modifications are initiated through change requests for distinct services inclusive of price increases based on standalone selling price which are accounted as a separate contract.

iii. Significant Accounting Estimates

The use of the input-based measure of progress method of accounting in case of fixed-price development contracts requires that the Company make estimates about its future efforts and costs, based on the percentage of hours incurred relative to total estimated hours, for such contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. Any resulting increases or decreases in estimated revenues or costs are reflected in statement of comprehensive income in the period in which the circumstances that give rise to the revision become known by management. In the event that a loss is anticipated on a particular contract, a provision is made for the estimated loss.

a. Variable consideration

Variable consideration includes volume discounts, term extension credits, service level credits, performance bonuses, price concessions, and incentives. The Company estimates the variable consideration with respect to the above features based on an analysis of accumulated historical experience. The Company adjusts estimates of revenue for volume discounts at the earlier of when the most likely amount of consideration expected to be received changes or when the uncertainty associated with the variable consideration is subsequently resolved.

b. Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records revenue earned in excess of billings (“Contract Assets”) when revenue is recognized prior to invoicing, or unearned revenue/deferred revenue (“Contract Liabilities”) when revenue is recognized subsequent to invoicing.

Contract Assets primarily relate to the Company’s rights to consideration for work completed on the contract entered but not yet billed to the customer at the reporting period. Contract Assets are transferred to account receivables when the invoicing is done per the agreed upon contractual terms.Revenue earned in excess of billings represents revenue recognized on contracts less associated advances and progress billings.

Contract Liabilities primarily relate to the advance consideration received on contracts entered with customers for which no work has been performed. As the work is performed and obligations are satisfied, revenue is then recognized.

c. Remaining Performance obligations

Remaining performance obligations, related to ASC 606, for fixed-price application development and fixed-price application management maintenance represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, including contracts where the customer has a termination right, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from time and material contracts.

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

The following table provides information on the location and fair value of the derivative financial instrument included in our consolidated statement of financial positions as of March 31, 2018.

Particulars	Notional amount outstanding	Fair value of derivative and location on statement of financial position as on 31st March 2018		Gain on fair value for three months ended March 31,2018
				Effective	Ineffective
(In thousands)
Cash flow hedge		Deferred income taxes and other non-current assets	Other current assets
Pay fixed interest rate swap	$273.8 Million	$5,622	$595	$2,910	—

The following table presents the net gains (losses) recorded in accumulated other comprehensive (loss) income relating to the interest rate swap contract designated as cash flow hedges for the periods ending March 31, 2018 and 2017.

Gains on Derivatives:	(In thousands)
	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Gains recognized in other comprehensive income	$2,910	$963

The Company will reclassify an amount, which will be equivalent to the accrued interest on the swap contract in every reporting period as there is a similar impact of accrued interest on the loan in the income statement.

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

These forward contracts do not qualify for hedge accounting under ASC 815, “Derivative and Hedging.” Accordingly, these contracts are carried at a fair value with the resulting gains or losses included in the statement of comprehensive income under “Other income (expense), net.” The related cash flow impacts of all of our derivative activities are recorded in the condensed consolidated statements of cash flows under cash flows from operating activities.

During the period ended March 31, 2018, the Company did not enter into any foreign exchange forward contracts. At March 31, 2018 and December 31, 2017, no foreign exchange forward contracts were outstanding.

8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended March 31, 2018 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on debt Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(244,396)	$2,430	$515	$(190)	$(241,641)
Other comprehensive income (loss) before reclassifications	(2,457)	2,138	279	(279)	(319)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(40)	6	(34)

Net current-period other comprehensive income	$(2,457)	$2,138	$239	$(273)	$(353)

Ending Balance	$(246,853)	$4,568	$754	$(463)	$(241,994)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized gains on available for sale debt securities	Other income ,net	$(60)	$20	$(40)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$8	$(2)	$6

The changes in balances of accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows:

				(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on debt Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(254,210)	$322	$328	$(1,345)	$(254,905)
Other comprehensive income(loss) before reclassifications	6,175	582	86	6	6,849
Amounts reclassified from accumulated other comprehensive income(loss)	—		(52)	3	(49)

Net current-period other comprehensive income (loss)	$6,175	$582	$34	$9	$6,800

Ending Balance	$(248,035)	$904	$362	$(1,336)	$(248,105)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 are as follows:

			(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized gains on available for sale debt securities	Other income, net	$(80)	$28	$(52)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$8	$(5)	$3

9. TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax benefit (expense) on other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Unrealized(loss) on derivatives designated as cash flow hedges	$(772)	$(381)
Tax benefit (expense) on unrealized gains (losses) on debt securities	(85)	(17)
Tax benefit (expense) on defined benefit pension plans	158	(5)

Total tax expense on other comprehensive(loss)	$(699)	$(403)

10. CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash, Cash Equivalents and Restricted Cash

For reporting cash, cash equivalents and restricted cash the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of March 31, 2018 and December 31, 2017, were $41.37 million and $96.0 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	2018	2017
	March 31	December 31
	(In thousands)
Cash and Cash equivalent	$41,373	$95,994
Restricted cash	$—	$—
Restricted cash included in other assets	$—	$—

Total Cash, Cash equivalents, and restricted cash shown in the statement of cash flow	$41,373	$95,994

Short-term Investments

The Company’s short-term investments consist of short-term mutual funds, which have been classified as available-for-sale debt securities and are carried at estimated fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses, net of taxes, on available-for-sale debt securities are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Net realized gains or losses resulting from the sale of these investments, and losses resulting from decline in fair values of these investments that are other than temporary declines, are included in other income (expense), net. The cost of securities sold is determined using the weighted-average method.

Short-term investments include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $1.2 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes short-term investments as of March 31, 2018 and December 31, 2017:

	2018	2017
	March 31	December 31
	(In thousands)
Investments in mutual funds at fair value	$29,905	$25,719
Term deposits with banks	1,235	782

Total	$31,140	$26,501

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows as of March 31, 2018 and December 31, 2017-

	2018	2017
	March 31	December 31
Cost	$29,176	$25,314
Unrealized gain, net	729	405

Fair value	$29,905	$25,719

Gross realized gains	$362	$1,494
Proceeds on sales of mutual funds	77,351	239,019
Purchases of mutual funds	81,200	246,660

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of March 31, 2018 and December 31, 2017 non-current term deposits with banks were $0.47 and $0.4 million, respectively. Term deposits with banks include restricted deposits of $1.17 million and $0.54 million as of March 31, 2018 and December 31, 2017, respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

11. LINE OF CREDIT AND TERM LOAN

On September 12, 2016, the Company entered into a new credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016 and July 18, 2017 (the “Second Amendment”), with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

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

As of March 31, 2018, the interest rate was 3.38% for the Term Loan.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into the Swap. The Pay Fixed component of the Swap is fixed at 3.16%. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $2.9 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of March 31, 2018, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
October 31, 2017	September 30, 2018	$5.625
October 31, 2018	September 30, 2021	$7.500

During the three months ended March 31, 2018, $5.6 million in principal payments were made toward the Term Loan and $80.0 million in principal payments were made toward the Revolving Facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of March 31, 2018, the Company was in compliance with all financial covenants.

As of March 31, 2018, the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $273.1 million and $Nil (net of $0.7 million unamortized debt issuance cost), respectively. As of December 31, 2017, the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $278.9 million and $79.8 million (net of $0.7 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, as of March 31, 2018 are as follows:

		(In thousands)
	Term Loan	Revolving Facility
	Principal Payments	Principal Payments
2018	$18,750
2019	$30,000
2020	$30,000
2021	$195,000	$—

Total	$273,750	$—

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

The following tables set forth the computation of earnings per share:

	(in thousands, except per share earnings)
	Three Months Ended March 31,
	2018		2017
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
Basic earnings per share	83,129	$0.55	83,797	$0.46
Potential dilutive effect of restricted stock units outstanding	248	—	37	—

Diluted earnings per share	83,377	$0.55	83,834	$0.46

13. SEGMENT REPORTING

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

Retail, Logistics and Telecom

Syntel’s Retail, Logistics and Telecom (RLT) Business unit leverages its comprehensive understanding of the business and technology needs of these industries. Aligned to Syntel’s Corporate Offering strategy, the RLT business unit offers legacy elimination and digital modernization solutions to its clientele. Our industry solutions for our clients include SCM, merchandising, sales and operations planning, point of sale (POS) solutions, omnichannel enablement and integration, web content management solutions, sales force and cloud foundry enablement, among others. Syntel’s RLT offerings are designed to provide effective operations and enhanced customer experiences.

Corporate Direct Costs

Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, certain portions of Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net Revenues:
Banking and Financial Services	$106,420	$105,969
Healthcare and Life Sciences	44,631	37,562
Insurance	37,593	32,399
Manufacturing	11,477	9,531
Retail, Logistics and Telecom	45,224	40,408

	$245,345	$225,869

Gross Profit:
Banking and Financial Services	42,091	39,443
Healthcare and Life Sciences	16,534	14,525
Insurance	12,745	11,007
Manufacturing	2,659	2,397
Retail, Logistics and Telecom	17,570	15,716

Total Segment Gross Profit	91,599	83,088
Corporate Direct cost	(345)	(379)

Gross Profit	$91,254	$82,709
Selling, general and administrative expenses	26,986	30,254

Income from operations	$64,268	$52,455

During the three months ended March 31, 2018, State Street Bank, Federal Express Corp. and American Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from State Street Bank, Federal Express Corp. and American Express Corp. were $38.7 million, $37.3 million and $30.5 million, respectively, during the three months ended March 31, 2018, contributing approximately 15.8%, 15.2% and 12.4%, respectively of total consolidated revenues. The revenues from State Street Bank and American Express Corp. were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended March 31, 2017 from State Street Bank, Federal Express Corp. and American Express Corp. were $33.9 million, $30.1 million and $42.2 million, respectively, contributing approximately 15.0%, 13.3% and 18.7%, respectively, of total consolidated revenues. At March 31, 2018 and December 31, 2017, accounts receivable from State Street Bank were $18.3 million and $10.9 million, respectively. Accounts receivable from Federal Express Corp. were $17.5 million and $17.2 million, respectively, at March 31, 2018 and December 31, 2017. Accounts receivable from American Express Corp. were $14.9 million and $11.4 million, respectively, at March 31, 2018 and December 31, 2017.

The following table presents our revenues disaggregated by segment and revenue source for the three months ended March 31, 2018.

					($ In thousands)
	Banking and Financial services	Healthcare and Life Sciences	Insurance	Manufacturing	Retail, Logistics and Telecom	Total
Revenue from external customers	106,420	44,631	37,593	11,477	45,224	245,345
Revenue by contract type:
Fixed Price	22,625	25,267	13,203	6,526	39,772	107,393
Time and Material	83,795	19,364	24,390	4,951	5,452	137,952
Total	$106,420	$44,631	$37,593	$11,477	$45,224	$245,345

The following table presents our revenues disaggregated by segment and revenue source for the three months ended March 31, 2017.

					($ In thousands)
	Banking and Financial Services	Healthcare and Life Sciences	Insurance	Manufacturing	Retail, Logistics and Telecom	Total
Revenue from external customers	105,969	37,562	32,399	9,531	40,408	225,869
Revenue by contract type:
Fixed Price	23,403	24,157	12,947	2,205	34,753	97,465
Time and Material	82,566	13,405	19,452	7,326	5,655	128,404
Total	$105,969	$37,562	$32,399	$9,531	$40,408	$225,869

14. GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
Net Revenues (1)	2018	2017
	(in thousands)
North America (2)	$216,113	$203,576
India	1,308	1,158
Europe (3)	27,537	20,519
Rest of the World	387	616

Total revenue	$245,345	$225,869

Long-Lived Assets (4)	As of March 31, 2018	As of December 31, 2017
	(in thousands)
North America (2)	$3,571	$3,600
India	98,050	100,950
Europe (3)	1,942	1,992
Rest of the world	598	662

Total	$104,161	$107,204

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

15. INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively and the Company’s overall effective tax rate:

	Three Months Ended March 31,
	2018	2017
Statutory provision	21.0%	35.0%
State taxes, net of federal benefit	1.3%	2.7%
City taxes	0.2%	0.1%
Permanent difference Federal tax ( BEAT)	2.2%	—
Foreign effective tax rates different from US statutory rate	1.4%	(11.6)%
Prior Year related state tax payment	—	1.8%
Tax charge/(reserve)	0.4%	—
Valuation allowance	—	(5.9)%

Effective Income Tax Rate	26.5%	22.1%

The effective tax rate for the three months ended March 31, 2018, was impacted by a reduction in the U.S. federal Tax rate from 35% to 21% due to Tax Cuts and Jobs Act, 2017. Further, the effective tax rate was impacted by a permanent difference due to the tax on payments to foreign related party as Base Erosion and Anti-Abuse Tax (“BEAT”) payments. The foreign effective tax rate was 22.4%, which was higher by 1.4% as compared to the reduced U.S. federal Tax rate of 21%.

The effective tax rate for the three months ended March 31, 2017, was impacted by a one-time reversal of valuation allowance of $2.92 million and additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the three months ended March 31, 2017 would have been 26.2%.

The Company records provisions for income taxes based on enacted tax laws and rates in the various tax jurisdictions in which it operates. In determining the tax provisions, the Company provides for tax uncertainties in income taxes when it is more likely than not, based on the technical merits, that a tax position would not be sustained upon examination. Such uncertainties, which are recorded in income taxes payable, are based on management’s estimates and accordingly, are subject to revision based on additional information. The provision no longer required for any particular tax year is credited to the current period’s income tax expenses. Conversely, in the event of a future tax examination, any additional tax expense not previously provided for will be recognized in the period in which the actual liability is concluded or management determines that the Company will not prevail on certain tax positions taken in filed returns, based on the “more likely than not” concept

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which may result in adjustments to our provisional estimates of deferred tax charge of $0.9 million was recorded as at December 31, 2017. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of March 31, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act. The Company has recorded BEAT in the effective tax rate, which was based on annual estimated payments to foreign related parties.

We are continuing to     analyze certain aspects of the Tax Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The final determination of the re-measurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

Syntel, Inc. and its subsidiaries file income tax returns in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2014 and for State tax examinations for years before 2013.

Syntel India, the Company’s India subsidiary, has disputed tax matters for the financial years 1996-97 to 2014-15 pending at various levels of the Indian tax authorities. Financial year 2015-16 and onwards are open for regular tax scrutiny by the Indian tax authorities. However, the tax authorities in India are authorized to reopen the already concluded tax assessments and may re-open the case of Syntel India for financial years 2011-12 and onwards.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended March 31, 2018 and 2017, the Company has accrued interest of approximately $0.47 million and $0.04 million, respectively. The Company has accrued approximately $2.65 million and $2.21 million for interest and penalties as of March 31, 2018 and December 31, 2017, respectively.

The liability for unrecognized tax benefits was $76.98 million and $77.94 million as of March 31, 2018 and December 31, 2017, respectively. The Company has paid income taxes of $43.22 million and $44.03 million against the liabilities for unrecognized tax benefits of $76.98 million and $77.94 million, as of March 31, 2018 and December 31, 2017, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for tax disputes of $2.80 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Taxes which are disputed and pending at various levels (including potential tax disputes) of $15.94 million for the financial year 1996-97 to March 31, 2018, which is after providing $53.65 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Service Tax Audit

Syntel India regularly files quarterly service tax refund applications and claims refunds of service tax on input services, which remain unutilized against a lack of service tax on export of services. As of March 31, 2018, Syntel Indian entities have not provided against service tax refund claims of $3.69 million disputed by the Indian Service Tax Department which are pending at various levels.

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

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides dividend distribution taxes on any foreign earnings in excess of these requirements. The March 31, 2018 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2018, the Company would have accrued taxes of approximately $33.7 million.

Local Taxes

As of March 31, 2018, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2017, the local tax liability provision was approximately $0.4 million, equal to $0.3 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of March 31, 2018 of $48.05 million (net of valuation allowance of $2.57 million) must be utilized before March 31 of the following financial years and will expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2022 - 2023	0.16
2023 - 2024	0.53
2024 - 2025	2.08
2025 - 2026	2.80
2026 - 2027	0.73
2027 - 2028	5.73
2028 - 2029	8.67
2029 - 2030	9.02
2030 - 2031	10.13
2031 - 2032	4.51
2032 - 2033	6.26
Total	50.62
Less: valuation allowance	(2.57)
Total (net of valuation allowance)	48.05

India Finance Act 2018

The Finance Bill 2018 received the assent of the President of India on March 29, 2018 and has been enacted as the Finance Act 2018.

The Indian corporate tax rate ( without Income Tax surcharge and cess) reduced to 25%, as compared to the existing 30% for companies with annual turnover below INR 2500 million ($39.5 million).

The Finance Bill also includes provisions for an increase in income tax cess from 3% to 4% (consequential increase in corporate tax rate from 33.608% to 34.944% and an increase in the Dividend distribution tax from 20.36% to 20.56% on the gross distributable amount including tax and an increase in the Minimum Alternative Tax (MAT) rate from 21.34% to 21.55%.

The changes, will have not have a material impact on the financial results of the Company’s India based entities.

16. COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, and December 31, 2017, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $27.0 million and $28.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai, Pune, Chennai and Gurgaon forming part of a SEZ/STPI scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STPI and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident it will meet these obligations; therefore the above mentioned import duty is neither probable nor reasonably estimable, accordingly the Company will not accrue for these penalties.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of March 31, 2018, and December 31, 2017 there was no accrual related to litigation.

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

No stock options were issued for the three months ended March 31, 2018 and 2017 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on the Company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended March 31, 2018 and 2017 was $1.9 million (including charges for restricted stock units and a dividend equivalent)and $2.5 million (including charges for restricted stock units and a dividend equivalent), respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock Units:

On different dates during the years ended December 31, 2017, 2016 and 2015, the Company issued restricted stock awards (adjusted to account for the 2014 stock split) of 315,022, 415,519 and 135,440, respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates. No restricted stock awards were issued during the three months ended March 31, 2018.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on a graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $0.2 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months ended March 31, 2018 and 2017 was as follows:

	(In Thousands)
	2018	2017
Three Months Ended March 31,
Cost of revenues	$659	$980
Selling, general and administrative expenses	1,217	1,489

	$1,876	$2,469

No cash was received from option exercises under all share-based payment arrangements for the three months ended March 31, 2018 and 2017,respectively.

A summary of the activity for restricted stock unit awards granted under our stock-based compensation plans as of March 31, 2018 and December 31, 2017 and changes during the period ended are presented below:

	Three Months Ended March 31, 2018		Year ended December 31, 2017
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	691,468	$22.48	669,556	$29.16
Granted	—	—	315,022	$18.13
Vested	(3,040)	$21.45	(209,816)	$32.09
Forfeited	—	—	(83,294)	$35.54

Unvested Total	688,428	$22.48	691,468	$22.48

As of March 31, 2018, $11.46 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.

18. VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge for unutilized earned leave was $2.0 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The amounts accrued for unutilized earned leave are $15.0 million and $16.2 million as of March 31, 2018 and December 31, 2017, respectively, and are included within accrued payroll and related costs.

19. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel, Inc.’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through March 31, 2018, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.5 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, the Indian subsidiary provides for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $15.9 million and $15.3 million as of March 31, 2018 and December 31, 2017, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended March 31, 2018 and 2017 was $0.9 million and $0.9 million, respectively.

Following table represents the components of net periodic benefit cost of post- retirement benefit plan for gratuity for the three months ended March 31, 2018 and 2017, respectively.

	(In thousands)
Components of net periodic benefit cost of post-retirement benefits	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Service cost	$581	$596
Interest cost	299	302
Amortization prior service cost	7	15
Amortization of actuarial gains/ losses	(4)	7

Total	$883	$920

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 9%, and 12% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale debt Securities	$29.9	$—	$—	$29.9
Term Deposits	—	1.7	—	1.7
Interest Rate Swap	—	6.2	—	6.2

Total Assets Measured at Fair Value	$29.9	$7.9	$—	$37.8

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-
Available for Sale debt Securities	$25.7	$—	$—	$25.7
Term Deposits	—	1.2	—	1.2
Interest Rate Swap	—	3.3		3.3

Total Assets Measured at Fair Value	$25.7	$4.5	$—	$30.2

The carrying value of other financial assets and financial liabilities approximate its fair value due to their short term nature.

22. TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of March 31, 2018 and December 31, 2017.

	(In Millions)
Balance Sheet Item	As of March 31, 2018	As of December 31, 2017
Short Term Investments	$1.23	$0.8
Non-Current Assets	0.47	0.4

Total	$1.70	$1.2

23. Other Income (Expense), Net

The following table represents the components of other income (expense), net.

	Three Months Ended March 31,
	2018	2017
Interest expense	$(2,433)	$(3,376)
Interest income on term deposits	46	132
Gain on sale of mutual funds, net	362	231
Non-Service component of post-retirement benefit cost	(302)	(324)
Miscellaneous income	153	133

Total	$(2,174)	$(3,204)

24. Contract balances and significant movements in Contract balances

In accordance with ASC 606 disclosures, the following table provides information about receivables, Contracts assets, and Contract liabilities from contracts with customers and the significant changes in the Contract assets and the Contract liabilities during the period.

	March 31, 2018	December 31, 2017
	($ In thousand)
Contract Assets
Revenue earned in excess of billings	26,651	24,995
Net unbilled receivables	26,651	24,995
Other contract assets	—	—
Total contract assets	26,651	24,995
Contract liabilities
Deferred revenue on uncompleted fixed-price development contracts	2,965	3,240
Other contract liabilities	—	—
Total Contract liabilities	$2,965	$3,240

	Three Months ended March 31,2018		Three Months ended March 31,2017
	Contract assets	Contract liabilities	Contracts assets	Contract liabilities
	(In thousands)
Revenue recognized that was included in the contract liability balance at the beginning of the period	N.A.	3,240	N.A.	7,973
Transferred to receivables from contract assets recognized at the beginning of the period	24,995	N.A.	25,039	N.A.
Revenue recognized from performance obligations satisfied in previous periods	738	—	591	—

Remaining Performance obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $137.4 million. The Company expects to recognize revenue on approximately 56% of the remaining performance obligations in 2018, 31% recognized in 2019 and the remainder recognized thereafter.

25. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

i.	Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” (Topic 606) supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605).

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12 Narrow Scope Improvements and Practical Expedients, which amended ASU 2014-09, Revenue from Contract from Customers (Topic 606). These amendments of this ASU provided additional clarification on criteria within Topic 606 as well as additional guidance for transition to the new revenue recognition criteria.

We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We finalized our analysis and the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements and our internal controls over financial reporting. The modified retrospective transition method requires the Company to apply the provisions of ASC 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The adoption of Topic 606 did not result in an adjustment in opening retained earnings as of January 1, 2018 as there was no cumulative impact from adopting Topic 606.

During the three months ended March 31, 2018, the ASC 606 impact primarily related to reclassification of third party portal charges which were previously accounted as cost of revenue are now required to be deducted from revenues as a result of applying Topic 606 which resulted in decrease in revenue of $0.3 million. This is summarized in the following table for the ASC 606 impact on the Company’s consolidated statement of comprehensive income.

	Impact of changes in accounting policies
	As Reported	Adjustments	Balances without adoption of Topic 606
	$ In thousand
Net Revenue	$245,345	$335	$245,680
Cost of Revenue	(154,091)	(335)	(154,426)
Gross Profit	$91,254	—	$91,254

ASC 606 did not have any impact on the consolidated Balance Sheet.

Upon adoption of Topic 606, the Company is further required to make additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and assumptions used in applying the standard. Please refer to note 4, note 13 and note 24 on “Revenue Recognition,” “Segment reporting” and “Contract balances and significant movements in Contract balances” for detailed discussion and disclosures around this.

ii.	Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”)

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-07 on January 1, 2018 using a retrospective approach for each period presented. The impact of adoption for the three months ended March 31, 2018 and March 31, 2017 was $0.3 million and $0.3 million, respectively of non-service components of post-retirement benefit cost being recorded in the line item “Other Income (expense), net” in the condensed consolidated statements of income. The adoption did not have a material impact on the Company’s financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above. Prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements.

iii.	Statement of Cash Flows (Topic 230)- Clarification of certain cash receipts and cash payments (ASU 2016-15)

In August 2016, the FASB issued an update on Statement of Cash Flows (Topic 230)- Clarification of certain cash receipts and cash payments (ASU 2016-15) which requires the Company to present and classify certain cash receipts and cash payments in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU 2016-15 on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated cash flow statements.

iv.	Statement of Cash Flows (Topic 230)—Restricted Cash (ASU 2016-18).

In November 2016, the FASB issued an update on Statement of Cash Flows (Topic 230)—Restricted Cash (ASU 2016-18). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU 2016-15 on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated cash flow statements.

v.	(ASU 2016-01) to the standard on financial instruments

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. In February 2018, the FASB issued ASU 2018-03 Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 824-10). This standard provides targeted improvements to address aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically to clarify certain aspects of guidance issued in ASU 2016-01. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The Company adopted this ASU 2016-15 on January 1, 2018. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

vi.	ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. A modified retrospective approach should be applied. The Company adopted this ASU 2016-15 on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2018.

vii.	ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting guidance which provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when accounting for a change in the terms or conditions of a share-based payment award. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The Company adopted this ASU 2016-15 on January 1, 2018 prospectively. The adoption did not have an impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2018.

Recently issued accounting standards

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

In August 2017, the FASB issued ASU No.2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended March 31, 2018 increased to $245.3 million from $225.9 million for the three months ended March 31, 2017, representing an 8.6% increase. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers. Further, our focus on execution and ongoing investments in new offerings such as digital modernization and automation have a potential to contribute growth in the business across service lines and geographic regions. The focus is to continue investments in more new offerings and geographical expansion. Worldwide utilized billable headcount as of March 31, 2018, increased by 4.1% to 17,423 employees as compared to 16,736 employees as of March 31, 2017. However, the growth in revenues was much higher when compared with the growth in the billable headcount. This is primarily because of a better utilization of onsite and offshore resources.

The Company believes its focus on specific industry segments such as Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enhanced its understanding of the critical business challenges faced by customers in these industries. The Company’s ability to offer solutions for customers has also benefited from a strong foundation of industry knowledge. This, coupled with ongoing investments in customer engagement, has helped improve the Company’s positioning with key customers. Further, our investments in intelligent automation, automation-powered modernization and cloud enablement services help our clients streamline their critical application and infrastructure layers. As of March 31, 2018, the Company had approximately 75.0% of its utilized billable workforce in India as compared to 75.7% as of March 31, 2017. The Company’s top five clients accounted for 52.4% of the total revenues in the three months ended March 31, 2018, down from 56.3% of its total revenues in the three months ended March 31, 2017. The Company’s top 10 clients accounted for 67.8% of the total revenues in the three months ended March 31, 2018 as compared to 71.2% in the three months ended March 31, 2017. The Company’s top 4-30 clients accounted for 47.0% of the total revenues in the three months ended March 31, 2018, up from 43.3% of its total revenues in the three months ended March 31, 2017.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues decreased to 62.8% of total revenue for the three months ended March 31, 2018, from 63.4% for the three months ended March 31, 2017. The 0.6% decrease in cost of revenues, as a percent of revenues, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was attributable primarily to increase in revenue, decrease in travel expense and relocation expense partly offset by increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses, increase in training expenses and rupee appreciation. Salary increases are discretionary and determined by management. During the three months ended March 31, 2018, the Indian rupee has appreciated against the U.S. dollar, on average, 2.93% as compared to the three months ended March 31, 2017. This rupee appreciation negatively impacted the Company’s gross margin by 37 basis points, operating income by 66 basis points and net income by 73 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $106.4 million for the three months ended March 31, 2018, or 43.4% of total revenues from $106.0 million for the three months ended March 31, 2017 or 46.9% of total revenues. The $0.4 million increase was attributable primarily to revenues from new engagements contributing $57.8 million largely offset by a $36.2 million lost in revenues as a result of projects completion and a $21.2 million net decrease in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder fees, trainee compensation and travel. Banking and Financial Services cost of revenues decreased to 60.4% of total Banking and Financial Services revenues for the three months ended March 31, 2018, from 62.8% for the three months ended March 31, 2017. The 2.4% decrease in cost of revenues, as a percent of revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was attributable primarily to increase in revenue, decrease in travel expenses and relocation expenses offset by increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses and rupee appreciation.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $44.6 million for the three months ended March 31, 2018, or 18.2% of total revenues from $37.6 million for the three months ended March 31, 2017, or 16.6% of total revenues. The $7.0 million increase was attributable primarily to revenues from new engagements contributing $11.5 million largely offset by a $4.1 million lost in revenues as a result of projects completion and a $0.4 million net decrease in revenues from existing projects.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 63% of total Healthcare and Life Sciences revenues for the three months ended March 31, 2018, from 61.3% for the three months ended March 31, 2017. The 1.7% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was attributable to increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses and rupee appreciation offset by decrease in travel expenses and decrease in relocation expenses.

Insurance Revenues. Insurance revenues increased to $37.6 million for the three months ended March 31, 2018, or 15.3% of total revenues from $32.4 million for the three months ended March 31, 2017, or 14.3% of total revenues. The $5.2 million increase was attributable primarily to revenues from new engagements contributing $9.0 million and a $3.0 million net increase in revenues from existing projects largely offset by a $6.8 million in lost revenues as a result of project completion.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, finder fees, trainee compensation and travel. Insurance cost of revenues increased to 66.1% of total insurance revenues for the three months ended March 31, 2018, from 66.0% for the three months ended March 31, 2017. The 0.1% increase in cost of revenues, as a percent of total revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was attributable primarily to increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses and rupee appreciation offset by increase in revenue, decrease in travel expenses and decrease in relocation expenses.

Manufacturing Revenues. Manufacturing revenues increased to $11.5 million for the three months ended March 31, 2018, or 4.7% of total revenues from $9.5 million for the three months ended March 31, 2017, or 4.2% of total revenues. The $2.0 million increase was attributable primarily to revenues from new engagements contributing $6.8 million, largely offset by a $3.1 million lost in revenues as a result of projects completion and a $1.7 million net decrease in revenues from existing projects.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 76.8% of total manufacturing revenues for the three months ended March 31, 2018, from 74.9% for the three months ended March 31, 2017. The 1.9% increase in cost of revenues for the three months ended March 31, 2018, as a percent of total Manufacturing revenues, as compared to the three months ended March 31, 2017, was attributable primarily to increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses and rupee appreciation offset by decrease in travel expenses and decrease in relocation expenses.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $45.2 million for the three months ended March 31, 2018, or 18.4% of total revenues from $40.4 million for the three months ended March 31, 2017, or 17.9% of total revenues. The $4.8 million increase was attributable primarily to revenues from new engagements contributing $6.8 million and a $4.6 million net increase in revenues from existing projects, largely offset by a $6.6 million in lost revenues as a result of project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 61.2% of total Retail, Logistics and Telecom revenues for the three months ended March 31, 2018, from 61.1% for the three months ended March 31, 2017. The 0.1% increase in cost of revenues, as a percent of revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was attributable primarily to increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses and rupee appreciation offset by increase in revenue, decrease in travel expenses and decrease in relocation expenses.

Corporate Direct Costs—Cost of Revenues. Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, certain portions of Research and Development, Cloud Computing, and Application Management, are not specifically allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

Corporate Direct Costs cost of revenues decreased to 0.1% of total revenue for the three months ended March 31, 2018, from 0.2% for the three months ended March 31, 2017. The 0.1% decrease in cost of revenues, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 was attributable primarily to increase in revenue, decrease in travel expenses and relocation expenses offset by increase in compensation cost primarily due to increase in headcount, increase in contract cost, increase in benefits cost, increase in immigration expenses and rupee appreciation.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended March 31, 2018 were $26.99 million or 11% of total revenues, compared to $30.25 million or 13.4% of total revenues for the three months ended March 31, 2017.

Selling, general and administrative expenses for the three months ended March 31, 2018 were positively impacted by an increase in revenue of $19.47 million that resulted in a 0.9% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to decreases in (a) compensation of $1.35 million on account of decrease in corporate staff, (b) facility related cost such as depreciation of $0.52 million, office expense of $0.38 million and office rent of $0.34 million primarily due to closure of facilities, (c) travel expense of $0.25 million, (d) corporate expenses of $0.59 million primarily due to higher provision for doubtful debt in the first quarter of 2017 compared to the provision in the first quarter of 2018 impact $1.35 million, the impact of a reduction in legal provision of $0.66 million partially offset by a decrease in foreign exchange gain of $1.42 million (gain of $0.17 million in the first quarter of 2018 versus a gain of $1.59 million in the first quarter of 2017). These decreases are partially offset by increase in training and recruiting $0.17 million.

Other Income (Expense), Net. Other income (expense), net includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations, non-service components of post-retirement benefit cost and interest expenses on loans and borrowings.

Other income (expense), net for the three months ended March 31, 2018 was $(2.17) million or 0.9% of total revenues, compared to $(3.20) million or 1.4% of total revenues for the three months ended March 31, 2017. The increase in other income (expense), net of $1.03 million was primarily attributable to a decrease in interest expense of $0.94 million and an increase in gains from the sale of mutual funds of $0.13 million.

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

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017(the “Tax Act”), which may result in adjustments to our provisional estimates of deferred tax charge of $0.9 million was recorded as at December 31, 2017. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act. The Company has recorded BEAT in the effective tax rate, which was based on annual estimated payments to foreign related parties. We are continuing to analyze certain aspects of the Tax Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The final determination of the re-measurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

During the three months ended March 31, 2018 and 2017, the effective income tax rates were 26.5% and 22.1%, respectively.

The effective tax rate for the three months ended March 31, 2018, was impacted by reduction in the U.S. federal tax rate from 35% to 21% due to the Tax Cuts and Jobs Act, 2017. Further, the effective tax rate was impacted by a permanent difference due to the tax on payments to foreign related party as BEAT payments. The foreign effective tax rate was 22.4%, which was higher by 1.4% as compared to the reduced federal Tax rate of 21%.

During the three months ended March 31, 2017, the effective income tax rates was 22.1%. The effective tax rate for the three months ended March 31, 2017, was impacted by a one-time reversal of valuation allowance of $2.92 million and an additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the three months ended March 31, 2017 would have been 26.2%.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments, gain (losses) on cash flow hedges, unrealized gains (losses) on debt securities and a component of a defined benefit plan. During the three months ended March 31, 2018 the other comprehensive loss amounted to $0.4 million, primarily attributable to foreign currency translation adjustments of $2.5 million and effective portion of gains on the cash flow hedge reserve on Swap of $2.9 million.

During the three months ended March 31, 2017, other comprehensive income amounted to $6.8 million, primarily attributable to foreign currency translation adjustments of $6.2 million and effective portion of gains on the cash flow hedge reserve on Swap of $1.0 million.

FINANCIAL POSITION

Cash and Cash Equivalents and Short-term investments: Cash and cash equivalents and short term investments decreased to $72.5 million at March 31, 2018 from $74.1 million at March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of March 31, 2018, the total cash and cash equivalents and short term investment balances was $72.5 million. Out of that balance, $49.8 million was held by Indian subsidiaries and was composed of $16.3 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

The Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions or through a Rule 10b5-1 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes. During the three months ended March 31, 2018, the Company has not purchased any shares of its Common Stock under the stock repurchase plan.

Net cash provided by operating activities was $37.5 million for the three months ended March 31, 2018, consisting principally of net income from operations, a decrease in accrued payroll and other liabilities, offset by an increase in account receivable and an increase in other assets. The number of days sales outstanding in net accounts receivable was approximately 56 days and 59 days as of March 31, 2018 and 2017, respectively. The decrease in the number of day’s sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2018.

Net cash used by investing activities was $6.5 million for the three months ended March 31, 2018, consisting principally of the purchase of mutual funds of $81.2 million, purchase of term deposits with banks of $0.8 million and $2.1 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment offset by $77.4 million from sales of mutual funds and $0.2 million from maturities of term deposits with banks.

Net cash used by financing activities was $85.6 million for the three months ended March 31, 2018, consisting principally of the repayment of loans and borrowing.

On September 12, 2016, the Company entered into a new credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016 and July 18, 2017 (the “Second Amendment”), with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

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

As of March 31, 2018, the interest rate was 3.38% for the Term Loan.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into the Swap. The Pay Fixed component of the Swap is fixed at 3.16%. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $2.9 million and $1.0 million during the three months ended March 31, 2018 and 2017 is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of March 31, 2018, as it reflects the current market value.

The Term Loan provides for the principal payments as under:

Period
Beginning from	Until	Amount (in millions per quarter)
October 31, 2017	September 30, 2018	5.625
October 31, 2018	June 30, 2021	7.500

During the three months ended March 31, 2018, $5.6 million principal payments were made toward the term loan and $80.0 million principal payments were made toward the revolving credit facility.

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of March 31, 2018, the Company was in compliance with all financial covenants.

As of March 31, 2018 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $273.1 million and $Nil (net of $0.7 million unamortized debt issuance cost), respectively. As of December 31, 2017 the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $278.9 million and $79.8 million (net of $0.7 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, at March 31, 2018 are as follows:

		(In thousands)
	Term Loan	Revolving Facility
2018	$18,750
2019	$30,000
2020	$30,000
2021	$195,000	$—

Total	$273,750	$—

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed critical accounting policies and the estimates with Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. Revenue from time-and-material contracts are recognized over time at the amount for which the Company has a right to invoice because such amounts correspond directly with the value provided to the customer to date. Customers are generally invoiced on a monthly basis and consideration is payable when invoiced. During the three months ended March 31, 2018 and 2017 revenues from time and material contracts constituted 56% and 57%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized over time as the Company satisfies the performance obligations, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended March 31, 2018 and 2017, revenues from fixed price application management and support engagements constituted 39% and 36% of total revenues, respectively.

Revenue on fixed-price application development and integration projects is recognized over time based on the actual services provided through the end of the reporting period as a proportion of the total services to be provided. This is determined based on the actual labor hours incurred relative to the total expected labor hours, as it best depicts the transfer of goods and services to the customers. During the three months ended March 31, 2018 and 2017, revenues from fixed price application development and integration contracts constituted 5% and 7% of total revenues, respectively.

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

Revenue Recognition. The use of the input-based measure of progress method of accounting in case of fixed-price development contracts requires that the Company make estimates about its future efforts and costs, based on the percentage of hours incurred relative to total estimated hours, for such contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. Any resulting increases or decreases in estimated revenues or costs are reflected in statement of comprehensive income in the period in which the circumstances that give rise to the revision become known by management. In the event that a loss is anticipated on a particular contract, a provision is made for the estimated loss.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.05 million and $0.0 million, respectively. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Cuts and Jobs Act of 2017, which may result in adjustments to our provisional estimates. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net tax assets or give rise to new deferred tax amounts. The final determination of the re-measurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at March 31, 2018 and December 31, 2017 there was no accrual related to litigation.

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

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides dividend distribution taxes on any foreign earnings in excess of these requirements. The March 31, 2018 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of March 31, 2018, the Company would have accrued taxes of approximately $33.7 million.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at March 31, 2018.

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

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	March 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and cash equivalents	$41,373	$95,994
Short-term investments	31,140	26,501

Total	$72,513	$122,495

As of March 31, 2018, the total cash and cash equivalents and short-term investment balance was $72.51 million. Out of the above, an amount of $49.8 million was held by Indian subsidiaries which were comprised of an amount of $16.3 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at March 31, 2018 and December 31, 2017, the Company held 46% and 23% of total funds in Indian rupees.

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

The “IRS” is recorded at fair value and gain arising of $2.9 million during the period is recorded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and Deferred income taxes and other non-current assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $7.4 million in the fair value of the IRS as of March 31, 2018. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the IRS of approximately $7.1 million as of March 31, 2018.

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

During the three months ended March 31, 2018, the Indian rupee has depreciated against the U.S. dollar, on average, 0.16% as compared to the three months ended December 31, 2017. This rupee depreciation positively impacted the Company’s gross margin by 2 basis points, operating income by 3 basis points and net income by 4 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 25.5% and 87.4% of the expenses, respectively.

The rupee depreciation has resulted in foreign currency translation adjustments of $2.5 million, during the three months ended March 31, 2018, which has been reported as other comprehensive loss.

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

During the three months ended March 31, 2018, the Company did not enter into new foreign exchange forward contracts. At March 31, 2018, no foreign exchange forward contracts were outstanding.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue standard.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions or through a Rule 10b-5 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes. During the three months ended March 31, 2018, the Company has not purchased any shares of its Common Stock under the stock repurchase plan.

The following information describes the Company’s stock repurchases during the first quarter of the fiscal year ended December 31, 2018.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)including other charges	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 — January 31, 2018	—	—	—	$43,825,501
February 1, 2018 — February 28, 2018	—	—	—	$43,825,501
March 1, 2018 — March 31, 2018	—	—	—	$43,825,501
Total				$43,825,501

Item 6. Exhibits.

The Company’s Chairman shares certain principal executive officer responsibilities with the Company’s Chief Executive Officer and President. Therefore, in accordance with Rule 13a-14(a)/Rule 15d-14(a), both the Chairman and the Chief Executive Officer and President sign a 302 certification and the 906 certification as principal executive officers.

Exhibits Exhibit No.	Description

10.1	Employment Agreement, dated March 12, 2018 between the Company and Sameer Arora.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date: May 03, 2018	/s/ Rakesh Khanna Rakesh Khanna,
Chief Executive Officer, President and Director (principal executive officer)

Date: May 03, 2018	/s/ Anil Agrawal
Anil Agrawal,
Chief Financial Officer and
Chief Information Security Officer (principal financial officer and principal accounting officer)