Form 10-Q
period 2018-06-30
SYNTEL INC
filed 2018-08-01
CIK 1040426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value: 82,968,320 shares outstanding as of June 30, 2018.

SYNTEL, INC.

PART I

Item 1.	FINANCIAL STATEMENTS

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Net revenues	$249,699	$226,811	$495,044	$452,680
Cost of revenues	165,058	145,053	319,149	288,213

Gross profit	84,641	81,758	175,895	164,467
Selling, general and administrative expenses	27,646	28,659	54,632	58,913

Income from operations	56,995	53,099	121,263	105,554
Interest expense	(2,193)	(3,216)	(4,626)	(6,592)
Other income	1,470	462	2,031	958
Non-Service components of post retirement benefit cost	(288)	(338)	(590)	(662)

Other expense, net (See note 23)	(1,011)	(3,092)	(3,185)	(6,296)

Income before provision for income taxes	55,984	50,007	118,078	99,258
Income tax expense	14,836	13,355	31,291	24,226

Net income	$41,148	$36,652	$86,787	$75,032

Other comprehensive (loss) income
Foreign currency translation adjustments	$(12,614)	$937	$(15,071)	$7,112
Gains/(losses) on derivatives:
Gain/(loss) arising during period on cash flow hedges	975	(672)	3,885	291
Unrealized gains on available-for- sale debt securities:
Unrealized holding gains arising during period	426	198	699	241
Reclassification adjustment for gains included in net income	(207)	(89)	(156)	(81)

	219	109	543	160
Defined benefit pension plans:
Prior service cost arising during period	—	—	(457)	—
Net profit arising during period	—	—	18	6
Amortization of prior service cost included in net periodic pension cost	(1)	24	7	32

	(1)	24	(432)	38

Other comprehensive (loss)/Income, before tax	(11,421)	398	(11,075)	7,601
Income tax (expenses) benefit related to other comprehensive income	(329)	224	(1,028)	(179)

Other comprehensive (loss) income, net of tax	(11,750)	622	(12,103)	7,422

Comprehensive income	$29,398	$37,274	$74,684	$82,454

Earnings per share:
Basic	$0.49	$0.44	$1.04	$0.90
Diluted	$0.49	$0.44	$1.04	$0.89
Weighted average common shares outstanding:
Basic	83,130	83,818	83,130	83,807

Diluted	83,475	83,853	83,426	83,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) June 30, 2018	(Audited) December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$77,971	$95,994
Short-term investments	49,797	26,501
Accounts receivable, net of allowance for doubtful accounts of $49 at June 30, 2018 and $0 at December 31, 2017, respectively.	118,007	115,052
Revenue earned in excess of billings	35,955	24,995
Other current assets	21,353	29,484

Total current assets	303,083	292,026
Property and equipment	227,226	240,948
Less accumulated depreciation and amortization	130,253	134,650

Property and equipment, net	96,973	106,298
Goodwill	906	906
Non-current term deposits with banks Deferred income taxes and other non-current assets	380 86,252	396 84,090

TOTAL ASSETS	$487,594	$483,716

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$14,658	$11,632
Accrued payroll and related costs	48,683	51,497
Income taxes payable	34,638	21,100
Accrued liabilities	25,104	23,130
Deferred revenue	3,542	3,240
Loans and borrowings	27,974	24,268

Total current liabilities	154,599	134,867
Deferred income taxes and other non-current liabilities	28,642	27,325
Non-current loans and borrowings	239,548	334,446

TOTAL LIABILITIES	422,789	496,638
Commitments and contingencies (See Note 16)
Total shareholders’ equity/(deficit)	64,805	(12,922)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$487,594	$483,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Treasury Stock	Restricted Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Shareholders’ Equity/(Deficit)
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	82,964	$1	$(26,163)	692	$51,839	$67,422	$135,620	$(241,641)	$(12,922)
Net income							86,787		86,787
Other comprehensive (loss), net of tax								(12,103)	(12,103)
Restricted stock activity	4			(3)	3,043				3,043

Balance, June 30, 2018	82,968	$1	$(26,163)	689	$54,882	$67,422	$222,407	$(253,744)	$64,805

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	86,787	75,032
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,156	7,442
Provision/(Recoveries) for doubtful accounts / advances	(380)	1,349
Realized gains on sales of short term investments	(876)	(531)
Deferred income taxes	(3,006)	(3,944)
Compensation expense related to restricted stock	3,307	4,585
Unrealized foreign exchange (income) loss	1,577	(2,237)
Changes in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(17,893)	16,755
Other current assets	5,024	6,487
Accrued payroll and other liabilities	21,652	(13,404)
Deferred revenue	353	(3,095)

Net cash provided by operating activities	102,701	88,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(3,793)	(4,434)
Proceeds from sale of property and equipment Purchase of mutual funds	179 (168,352)	94 (113,611)
Purchase of term deposits with banks	(1,164)	(812)
Proceeds from sales of mutual funds	144,634	104,762
Maturities of term deposits with banks	647	3,681

Net cash used in investing activities	(27,849)	(10,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans and borrowings	(91,250)	(101,250)

Net cash used in financing activities	(91,250)	(101,250)

Effect of foreign currency exchange rate changes on cash	(1,625)	2,246

Change in cash, cash equivalents and restricted cash	(18,023)	(20,885)
Cash, cash equivalents and restricted cash beginning of period	95,994	78,332

Cash, cash equivalents and restricted cash end of period	77,971	57,447

Supplemental disclosures of cash flow information:
Cash paid for income taxes	19,254	17,124
Cash paid for interest	4,669	7,407

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntel, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Syntel, Inc. (the “Company” or “Syntel”) have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Syntel and its subsidiaries as of June 30, 2018 and December 31, 2017, and the results of their operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The year-end condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

i. Nature of Services

Syntel is a worldwide provider of information technology (IT) and knowledge process outsourcing(KPO) services to Global 2000 companies. The Company’s IT services include programming, system integration, outsourcing and overall project management. The Company’s KPO services consist of high-value, customized outsourcing solutions that enhance critical back-office services such as transaction processing, loan servicing, retirement processing, collections and payment processing.

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

Revenue from fixed-price application management maintenance and support engagements are recognized, over time as the company satisfies the performance obligations, based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18. If our invoicing is not consistent with value delivered, revenue are recognized over time on straight-line basis as services are performed continuously over the term of the engagement. The contracts include a series of distinct services that are substantially the same and have the same pattern of transfer; accordingly they are accounted for as a single performance obligation.

Revenue on fixed-price application development projects is recognized over time based on the actual services provided through the end of the reporting period as a proportion of the total services to be provided. This is determined based on the actual labor hours incurred relative to the total expected labor hours, as it best depicts the transfer of goods and services to the customers.

Revenue is measured based on the transaction price, which is the consideration, net of customer incentives, discounts, variable considerations, payments made to customers for third party portal charges (where no benefit is received), and other similar charges, as specified in the contract with the customer.

For reimbursements of out-of-pocket expenses incurred in fulfilling promised services to customers, the Company evaluates whether it is principal (i.e., reported as revenues) or agent (i.e., not reported as revenues). Based on this analysis, the amount billed to customers for reimbursements are either reported as revenues on a gross basis or reported as revenues on a net basis.

Contracts may include multiple deliverables, such as the maintenance of software developed for the customers. In most cases, the maintenance is simple and does not include any integration service and could be performed by another party. In such cases, the development and maintenance are each accounted for as separate performance obligations. Accordingly, the contract transaction price is allocated to each performance obligation based on stand-alone selling prices. Where these stand-alone selling prices are not directly observable, they are estimated based on expected cost plus margin.

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

iii. Significant Accounting Estimates

The use of the input-based measure of progress method of accounting in case of fixed-price development contracts requires that the Company makes estimates about its future efforts and costs, based on the percentage of hours incurred relative to total estimated hours, for such contracts. While the Company has procedures in place to monitor the estimates throughout the performance period, such estimates are subject to change as each contract progresses. Any resulting increases or decreases in the estimated revenues or costs are reflected in statement of comprehensive income in the period in which the circumstances that give rise to the revision become known by management. In the event that a loss is anticipated on a particular contract, a provision is made for the estimated loss.

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

b. Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records revenue earned in excess of billings (less associated advances and progress billings) when revenue is recognized prior to invoicing, or unearned revenue/deferred revenue when revenue is recognized subsequent to invoicing.

Contract Assets primarily relate to the Company’s rights (other than passage of time) to consideration for work completed on the contract entered but not yet billed to the customer at the reporting period. Right to consideration arising from Fixed Price Development contracts meets the contract assets definition as stated under ASC 606-10-20. Contract Assets are transferred to accounts receivable when the invoicing is done per the agreed upon contractual terms.

Contract Liabilities primarily relate to the advance consideration received on contracts entered with customers for which no work has been performed. As the work is performed and obligations are satisfied, revenue is then recognized.

c. Remaining Performance obligations

Remaining performance obligations related to ASC 606, for fixed-price application management maintenance and support engagements (other than contracts where revenue is recognized based on the Company’s right to invoice)represents the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, including contracts where the customer has material right not to terminate the contract, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, contracts for which revenue is recognized based on the right to invoice for services performed and contracts which can be terminated for convenience without substantial penalty.

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

Hedging transactions and derivative financial instruments

The Company uses derivative instruments such as interest rate swaps to manage interest rate risks. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

All derivatives are carried at fair value on our consolidated balance sheets on the following line items, as applicable: other current assets; deferred income taxes and other non-current assets; accounts payable; and deferred income taxes and other non-current liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

Cash flow hedging strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Company’s consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically over the terms of hedged items.

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

The following table provides information on the location and fair value of the derivative financial instrument included in our consolidated statement of financial positions as of June 30, 2018.

Particulars	Notional amount outstanding	Fair value of derivative and location on statement of financial position as on 30th June 2018		Gain on fair value for three months ended June 30, 2018		Gain on fair value for six months ended June 30, 2018
				Effective	Ineffective	Effective	Ineffective

(In thousands)
Cash flow hedge		Deferred income taxes and other non-current assets	Other current assets
Pay fixed interest rate swap	$268.1 Million	$6,438	$754	$975	—	$3,885	—

The following table presents the net gains (losses) recorded in accumulated other comprehensive (loss) income relating to the Swap designated as cash flow hedges for the periods ending June 30, 2018 and 2017.

Gains on Derivatives:

	THREE MONTHS ENDED June 30,		(In thousands) SIX MONTHS ENDED June 30,
	2018	2017	2018	2017
Gains(Loss)recognized in other comprehensive income	$975	$(672)	$3,885	$291

The Company will reclassify an amount which will be equivalent to the accrued interest on the Swap in every reporting period as there is a similar impact of accrued interest on the loan in the income statement.

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

The Company periodically enters into foreign exchange forward contracts to mitigate the risk of changes in foreign currency exchange rates, specifically changes between the Indian rupee currency and the U.S. dollar currency. The contracts are adjusted to fair value at each reporting period. Gains and losses on forward contracts are generally recorded in ”Other income (expense), net” unless they are designated as an effective hedge. Although the Company cannot predict fluctuations in foreign currency rates, the Company currently anticipates that foreign currency risk may have a significant impact on the financial statements. In order to limit the exposure to fluctuations in foreign currency rates, when the Company enters into foreign exchange forward contracts, where the counter-party is a bank, these contracts may also have a material impact on the financial statements.

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

During the period ended June 30, 2018, the Company did not enter into any foreign exchange forward contracts. At June 30, 2018 and December 31, 2017, no foreign exchange forward contracts were outstanding.

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX EXPENSE OR BENEFIT)

The changes in balances of accumulated other comprehensive loss for the three months ended June 30, 2018 are as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on debt Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(246,853)	$4,568	$754	$(463)	$(241,994)
Other comprehensive income (loss) before reclassifications	(12,614)	716	294	—	(11,604)
Amounts reclassified from accumulated other comprehensive income (loss)	—		(144)	(2)	(146)

Net current-period other comprehensive income/(loss)	$(12,614)	$716	$150	$(2)	$(11,750)

Ending Balance	$(259,467)	$5,284	$904	$(465)	$(253,744)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2018 are as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized gains on available for sale debt securities	Other income, net	$(207)	$63	$(144)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$(1)	$(1)	$(2)

The changes in balances of accumulated other comprehensive loss for the three months ended June 30, 2017 are as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain (losses) on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on debt Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(248,035)	$904	$362	$(1,336)	$(248,105)
Other comprehensive income (loss) before reclassifications	937	(406)	136	—	667
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(63)	18	(45)

Net current-period other comprehensive income (loss)	$937	$(406)	$73	$18	$622

Ending Balance	$(247,098)	$498	$435	$(1,318)	$(247,483)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2017 are as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized gains (losses) on available for sale debt securities	Other income, net	$(89)	$26	$(63)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$24	$(6)	$18

The changes in balances of accumulated other comprehensive loss for the six months ended June 30, 2018 are as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on debt Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$(244,396)	$2,430	$515	$(190)	$(241,641)
Other comprehensive income (loss) before reclassifications	(15,071)	2,854	498	18	(11,701)
Amounts reclassified from accumulated other comprehensive income (loss)	—		(109)	4	(105)
Prior service cost arising during period	—		—	(297)	(297)

Net current-period other comprehensive income (loss)	$(15,071)	$2,854	$389	$(275)	$(12,103)

Ending Balance	$(259,467)	$5,284	$904	$(465)	$(253,744)

Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 are as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net income (loss) Is Presented	Before Tax Amount	Tax Expense (Benefit)	Net of Tax
Unrealized (gains) losses on available for sale debt securities	Other income, net	$(156)	$47	$(109)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$7	$(3)	$4

The change in balances of accumulated comprehensive loss for the six months ended June 30, 2017 is as follows:

	(In thousands)
	Foreign Currency Translation Adjustments	Unrealized gain on derivatives designated as cash flow hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(254,210)	$322	$328	$(1,345)	$(254,905)
Other comprehensive income (loss) before reclassifications	7,112	176	165	6	7,459
Amounts reclassified from accumulated other comprehensive Income (loss)	—		(58)	21	(37)

Net current-period other comprehensive income	$7,112	$176	$107	$27	$7,422

Ending Balance	$(247,098)	$498	$435	$(1,318)	$(247,483)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2017 is as follows:

	(In thousands)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Statement Where Net Income Is Presented	Before Tax Amount	Tax (Expense) Benefit	Net of Tax
Unrealized gains on available for sale debt securities	Other income, net	$(81)	$23	$(58)
Amortization of prior service cost included in net periodic pension cost	Cost of revenues	$32	$(11)	$21

9.	TAX ON OTHER COMPREHENSIVE INCOME (LOSS)

Total tax benefit (expense) on other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Unrealized gain (loss) on derivatives designated as cash flow hedges	(259)	266	(1,031)	(115)
Tax benefit (expense) on unrealized gains (losses) on debt securities	(69)	(36)	(154)	(53)
Tax benefit (expense) on defined benefit pension plans	(1)	(6)	157	(11)

Total tax benefit (expense) on other comprehensive income (loss)	$(329)	$224	$(1,028)	$(179)

10.	CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash, Cash Equivalents and Restricted Cash

For reporting cash, cash equivalents and restricted cash the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The cash and cash equivalents as of June 30, 2018 and December 31, 2017, were $78.0 million and $96.0 million, respectively, which were held in banks and fixed deposits with various banking and financial institutions.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	2018	2017
	June 30	December 31
	(In thousands)
Cash and Cash equivalent	$77,971	$95,994
Restricted cash	$—	$—
Restricted cash included in other assets	$—	$—

Total Cash, Cash equivalents, and restricted cash shown in the statement of cash flow	$77,971	$95,994

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

Short-term investments also include term deposits with an original maturity exceeding three months and whose maturity date is within one year from the date of the balance sheet. Term deposits were $1.2 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively.

The following table summarizes short-term investments as of June 30, 2018 and December 31, 2017:

	2018	2017
	June 30	December 31
	(In thousands)
Investments in mutual funds at fair value	$48,600	$25,719
Term deposits with banks	1,197	782

Total	$49,797	$26,501

Information related to investments in mutual funds (primarily Indian Mutual Funds) is as follows as of June 30, 2018 and December 31, 2017:

	2018	2017
	June 30	December 31
	(In thousands)
Cost	$47,651	$25,314
Unrealized gain, net	949	405

Fair value	$48,600	$25,719

Gross realized gains	$513	$1,494
Proceeds on sales of mutual funds	144,634	239,019
Purchases of mutual funds	168,352	246,660

Non-current Term Deposits with Banks

Non-current term deposits with banks include deposits with maturity exceeding one year from the date of the balance sheet. As of June 30, 2018 and December 31, 2017 non-current term deposits with banks were $0.4 and $0.4 million, respectively. Term deposits with banks include restricted deposits of $0.75 million and $0.54 million as of June 30, 2018 and December 31, 2017, respectively, placed as security towards performance guarantees issued by the Company’s bankers on the Company’s behalf.

11.	LINE OF CREDIT AND TERM LOAN

On September 12, 2016, the Company entered into a credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016, July 18, 2017 (the “Second Amendment”), and June 7, 2018 (the “Third Amendment”) with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner. The Senior Credit Facility was originally for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The Third Amendment reduced the Revolving Facility from $200 million to $25 million. The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans are LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate as that term is defined in the Senior Credit Facility plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of June 30, 2018, the interest rate was 3.5935% for the Term Loan.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into the Swap. The Pay Fixed component of the Swap is fixed at 3.16%. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $1.0 million and loss of $0.7 million were recorded during the three months ended June 30, 2018 and 2017, respectively, and a gain of $3.9 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively, is recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of June 30, 2018, as it reflects the current market value.

The Term Loan provides for the principal payments as follows:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
October 31, 2017	September 30, 2018	$5.625
October 31, 2018	September 30, 2021	$7.500

During the three months ended June 30, 2018, $5.6 million in principal payments were made toward the Term Loan

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of June 30, 2018, the Company was in compliance with all financial ratios and covenants.

As of June 30, 2018, the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $268.1 million and $-0- (net of $0.7 million unamortized debt issuance cost), respectively. As of December 31, 2017, the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $278.9 million and $79.8 million (net of $0.7 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, as of June 30, 2018 are as follows:

(In thousands)
Term Loan
Principal Payments
2018	$13,125
2019	$30,000
2020	$30,000
2021	$195,000

Total	$268,125

12.	EARNINGS PER SHARE

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

The following tables set forth the computation of earnings per share:

	(in thousands, except per share earnings)
	Three Months Ended June 30,
	2018		2017
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
Basic earnings per share	83,130	$0.49	83,818	$0.44
Potential dilutive effect of restricted stock units outstanding	345	—	35	—

Diluted earnings per share	83,475	$0.49	83,853	$0.44

	(in thousands, except per share earnings)
	Six Months Ended June 30,
	2018		2017
	Weighted Average Shares	Earnings per Share	Weighted Average Shares	Earnings per Share
Basic earnings per share	83,130	$1.04	83,807	$0.90
Potential dilutive effect of restricted stock units outstanding	296	—	37	(0.01)

Diluted earnings per share	83,426	$1.04	83,844	$0.89

13.	SEGMENT REPORTING

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

In each of our business segments, Syntel helps customers adapt to market change by providing a broad array of technology-based, industry-specific solutions. These solutions leverage Syntel’s strong understanding of the underlying trends and market forces in our chosen industry segments. These solutions are complemented by strong capabilities in Digital Modernization, Social, Mobile, Analytics and Cloud (SMAC) technologies, Business Intelligence (BI), KPO, application services, testing, Enterprise Resource Planning (ERP), IT Infrastructure Management Services (IMS), and business and technology consulting.

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

Corporate Direct Costs

Certain expenses, for cost centers such as Centers of Excellence, Architecture Solutions Group, certain portions of Research and Development, Cloud Computing, and Application Management, are not allocated to specific segments because management believes it is not practical to allocate such expenses to individual segments as they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as Corporate Direct Costs and adjusted only against the Total Gross Profit.

In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information,” segment disclosures are presented below. Revenues from external customers and gross profit for the Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom segments for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net Revenues:
Banking and Financial Services	$108,016	$103,663	$214,436	$209,632
Healthcare and Life Sciences	45,227	39,614	89,858	77,176
Insurance	37,920	33,102	75,513	65,501
Manufacturing	12,019	9,451	23,496	18,982
Retail, Logistics and Telecom	46,517	40,981	91,741	81,389

	$249,699	$226,811	$495,044	$452,680

Gross Profit:
Banking and Financial Services	38,618	37,816	80,711	77,259
Healthcare and Life Sciences	17,212	15,495	33,747	30,020
Insurance	11,046	10,385	23,791	21,392
Manufacturing	2,966	2,506	5,625	4,903
Retail, Logistics and Telecom	15,205	16,064	32,773	31,780

Total Segment Gross Profit	85,047	82,266	176,647	165,354
Corporate Direct cost	(406)	(508)	(752)	(887)

Gross Profit	$84,641	$81,758	$175,895	$164,467
Selling, general and administrative expenses	27,646	28,659	54,632	58,913

Income from operations	$56,995	$53,099	$121,263	$105,554

During the three and six months ended June 30, 2018, State Street Bank, Federal Express Corp. and American Express Corp. each contributed revenues in excess of 10% of total consolidated revenues. Revenues from State Street Bank, Federal Express Corp. and American Express Corp. were $39.4 million, $38.1 million and $31.9 million, respectively, during the three months ended June 30, 2018, contributing approximately 15.8%, 15.3% and 12.8%, respectively of total consolidated revenues. The revenues from State Street Bank and American Express Corp. were generated in the Banking and Financial Services segment. The revenue from Federal Express Corp. was generated in the Retail, Logistics and Telecom segment. The corresponding revenues for the three months ended June 30, 2017 from State Street Bank, Federal Express Corp. and American Express Corp. were $34.1 million, $31.6 million and $37.6 million, respectively, contributing approximately 15.0%, 13.9% and 16.6%, respectively, of total consolidated revenues.

During the six months ended June 30, 2018, revenues from State Street Bank, Federal Express Corp. and American Express Corp. were $78.2 million, $75.4 million and $62.4 million, respectively, contributing approximately 15.8%, 15.2% and 12.6%, respectively, of total consolidated revenues. The corresponding revenues for the six months ended June 30, 2017 from State Street Bank, Federal Express Corp. and American Express Corp.were $67.9 million, $61.7 million and $79.8 million, respectively, contributing approximately 15.0%, 13.6% and 17.6%, respectively, of otal consolidated revenues.

At June 30, 2018 and December 31, 2017, accounts receivable from State Street Bank were $9.5 million and $10.9 million, respectively. Accounts receivable from Federal Express Corp. were $16.1 million and $17.2 million, respectively, at June 30, 2018 and December 31, 2017. Accounts receivable from American Express Corp. were $11.1 million and $11.4 million, respectively, at June 30, 2018 and December 31, 2017.

The following table presents our revenues disaggregated by segment and revenue source for the three months ended June 30, 2018.

($ In thousands)
	Banking and Financial services	Healthcare and Life Sciences	Insurance	Manufacturing	Retail, Logistics and Telecom	Total
Revenue from external customers	108,016	45,227	37,920	12,019	46,517	249,699
Revenue by contract type:
Fixed Price	20,182	24,165	11,658	7,117	40,442	103,564
Time and Material	87,834	21,062	26,262	4,902	6,075	146,135

Total	$108,016	$45,227	$37,920	$12,019	$46,517	$249,699

The following table presents our revenues disaggregated by segment and revenue source for the six months ended June 30, 2018.

($ In thousands)
	Banking and Financial services	Healthcare and Life Sciences	Insurance	Manufacturing	Retail, Logistics and Telecom	Total
Revenue from external customers	214,436	89,858	75,513	23,496	91,741	495,044
Revenue by contract type:
Fixed Price	42,806	49,432	24,862	13,643	80,214	210,957
Time and Material	171,630	40,426	50,651	9,853	11,527	284,087

Total	$214,436	$89,858	$75,513	$23,496	$91,741	$495,044

The following table presents our revenues disaggregated by segment and revenue source for the three months ended June 30, 2017.

($ In thousands)
	Banking and Financial Services	Healthcare and Life Sciences	Insurance	Manufacturing	Retail, Logistics and Telecom	Total
Revenue from external customers	103,663	39,614	33,102	9,451	40,981	226,811
Revenue by contract type:
Fixed Price	23,620	24,305	12,772	2,233	35,662	98,592
Time and Material	80,043	15,309	20,330	7,218	5,319	128,219

Total	$103,663	$39,614	$33,102	$9,451	$40,981	$226,811

The following table presents our revenues disaggregated by segment and revenue source for the six months ended June 30, 2017.

($ In thousands)
	Banking and Financial Services	Healthcare and Life Sciences	Insurance	Manufacturing	Retail, Logistics and Telecom	Total
Revenue from external customers	209,632	77,176	65,501	18,982	81,389	452,680
Revenue by contract type:
Fixed Price	47,023	48,462	25,719	4,438	70,415	196,057
Time and Material	162,609	28,714	39,782	14,544	10,974	256,623

Total	$209,632	$77,176	$65,501	$18,982	$81,389	$452,680

14.	GEOGRAPHIC INFORMATION

The Company’s net revenues and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net Revenues (1)
North America (2)	$221,657	$203,373	$437,770	$406,949
India	1,358	1,056	2,666	2,214
Europe (3)	26,277	21,734	53,814	42,253
Rest of the World	407	648	794	1,264

Total revenue	$249,699	$226,811	$495,044	$452,680

	As of June, 30	As of December, 31
	2018	2017
	(in thousands)
Long-Lived Assets (4)
North America (2)	$3,344	$3,600
India	92,313	100,950
Europe (3)	1,699	1,992
Rest of the world	523	662

Total	$97,879	$107,204

Notes for the Geographic Information Disclosure:

1.	Net revenues are attributed to regions based upon customer location.
2.	Primarily relates to operations in the United States.
3.	Primarily relates to operations in the United Kingdom and Poland.
4.	Long-lived assets include property and equipment, net of accumulated depreciation and amortization and goodwill.

15.	INCOME TAXES

The following table accounts for the differences between the federal statutory tax rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively and the six months ended June 30, 2018 and 2017, respectively and the Company’s overall effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory provision	21.0%	35.0%	21.0%	35.0%
State taxes, net of federal benefit	1.5%	1.1%	1.4%	1.9%
City taxes	0.2%	0.2%	0.2%	0.1%
Foreign effective tax rates different from US statutory rate	(0.4)%	(9.6)%	0.5%	(10.6)%
Prior Year related state tax payment	—		—	0.9%
Valuation Reserve Adjustment	—	—	—	(2.9%)
Tax (Reserve) /Charge	0.4%	—	0.4%	—
Permanent difference federal tax (BEAT)	0.7%	—	1.5%	—
Permanent difference State/City tax (GILTI)	3.1%	—	1.5%	—

Effective Income Tax Rate	26.5%	26.7%	26.5%	24.4%

The effective tax rate for the six months ended June 30, 2018 of 26.5%, was impacted by reduction in the U.S. federal tax rate from 35% to 21% due to the Tax Cuts and Jobs Act of, 2017 (the “Tax Act”). Further, the effective tax rate was impacted by a permanent difference due to the tax on payments to foreign related parties as Base Erosion and Anti-Abuse Tax (“BEAT”) payments and State Income Tax on Global Intangible Low Tax Income (“GILTI”) Income. The foreign effective tax rate was 21.5%, which was higher by 0.5% as compared to the reduced federal Tax rate of 21%.

During the six months ended June 30, 2017, the effective income tax rates was 24.4%. The effective tax rate for the six months ended June 30, 2017, was impacted by a one-time reversal of valuation allowance of $2.92 million and an additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the six months ended June 30, 2017 would have been 26.4%.

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

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Act, which may result in adjustments to our provisional estimates of deferred tax charge of $0.9 million was recorded as at December 31, 2017. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of June 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act. The Company has recorded BEAT in the effective tax rate, which was based on annual estimated payments to foreign related parties. The Company has also recorded State Income Tax on GILTI.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the three months ended June 30, 2018 and 2017, the Company has accrued interest of approximately $0.48 million and $0.24 million, respectively. During the six months ended June 30, 2018 and 2017, the Company has accrued interest of approximately $0.94 million and $0.28 million respectively. The Company has accrued approximately $3.29 million and $2.21 million for interest and penalties as of June 30, 2018 and December 31, 2017, respectively.

The liability for unrecognized tax benefits was $74.17 million and $77.94 million as of June 30, 2018 and December 31, 2017, respectively. The Company has paid income taxes of $40.35 million and $44.03 million against the liabilities for unrecognized tax benefits of $74.17 million and $77.94 million, as of June 30, 2018 and December 31, 2017, respectively. The Company has paid the taxes in order to reduce the possible interest and penalties related to these unrecognized tax benefits.

The Company’s net amount of unrecognized tax benefits for tax disputes of $2.92 million could change in the next twelve months as the court cases and global tax audits progress. At this time, due to the uncertain nature of this process, it is not reasonably possible to estimate an overall range of possible change.

Syntel has not provided for India Income Taxes which are disputed and pending at various levels (including potential tax disputes) of $15.41 million for the financial year 1996-97 to June 30, 2018, which is after providing $51.05 million as unrecognized tax benefits under ASC740. Indian tax exposures involve complex issues and may need an extended period to resolve the issues with the Indian income tax authorities. Syntel’s management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Service Tax Audit

Syntel India regularly files quarterly service tax refund applications and claims refunds of service tax on input services, which remain unutilized against a lack of service tax on export of services. As of June 30, 2018, Syntel Indian entities have not provided against service tax refund claims of $0.63 million disputed by the Indian Service Tax Department which are pending at various levels.

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

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides dividend distribution taxes on any foreign earnings in excess of these requirements. The June 30, 2018 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2018, the Company would have accrued taxes of approximately $36.0 million.

Local Taxes

As of June 30, 2018, the Company had a local tax liability provision of approximately $0.4 million, equal to $0.3 million net of federal tax benefit, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business licenses, and corporate income taxes. As of December 31, 2017, the local tax liability provision was approximately $0.4 million, equal to $0.3 million net of tax, relating to local taxes including employer withholding taxes, employer payroll expense taxes, business license registrations, and corporate income taxes.

Minimum Alternate Tax (MAT)

Minimum Alternate Tax (“MAT”) is payable on the Book Income, including the income for which deduction is claimed under section 10A and section 10AA of the Indian Income Tax Act. The excess MAT over the normal tax liability is “MAT Credit”. MAT Credit can be carried forward for 15 years (as amended by the Finance Act, 2017, as compared to 10 years, as previously provided) and set-off against future tax liabilities, if normal tax provisions are in excess of taxes payable under MAT. Accordingly, for the three months ended March 31, 2017, the Company has reversed a valuation allowance of $2.92 million against deferred tax assets which was recognized on MAT Credit. The MAT credit as of June 30, 2018 of $45.81 million (net of valuation allowance of $2.43 million) must be utilized before March 31 of the following financial years and will expire as follows:

Year of Expiry Of MAT Credit	Amount in USD (in millions)
2022-2023	0.16
2023-2024	0.51
2024-2025	1.96
2025-2026	2.65
2026-2027	0.67
2027-2028	5.41
2028-2029	8.20
2029-2030	8.53
2030-2031	9.58
2031-2032	4.26
2032-2033	5.91
2033-2034	0.40
Total	48.24
Less: valuation allowance	(2.43)
Total (net of valuation allowance)	45.81

16.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, and December 31, 2017, Syntel’s subsidiaries have commitments for capital expenditures (net of advances) of $28.0 million and $28.0 million, respectively, primarily related to the technology campuses being constructed at Pune and Chennai in India.

Syntel’s Indian subsidiaries’ operations are carried out from their development centers/units in Mumbai, Pune, Chennai and Gurgaon forming part of a Special Economic Zone (“SEZ”)/Software Technology Parks of India (“STPI”) scheme. Under these schemes, the registered units have export obligations, which are based on the formula provided by the notifications/circulars issued by the STPI and SEZ authorities from time to time. The consequence of not meeting the above commitments would be a retroactive levy of import duty on items previously imported duty free for these units. Additionally, the respective authorities have rights to levy penalties for any defaults on a case-by-case basis. The Company is confident it will meet these obligations; therefore the above mentioned import duty is neither probable nor reasonably estimable, accordingly the Company will not accrue for these penalties.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As of June 30, 2018, and December 31, 2017 there was no accrual related to litigation.

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

On November 30, 2016, the Company’s Board of Directors and the Compensation Committee established a program for a one time grant of Restricted Stock Units (“RSUs”) to certain senior management employees. The parameters of the program and the restrictions on the RSUs granted are consistent with the 2016 Plan approved by shareholders on June 8, 2016, except as follows:

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

No stock options were issued for the six months ended June 30, 2018 and 2017 under either the Amended Plan or the 2016 Plan.

The Company accounts for share-based compensation based on the fair value of share-based payment awards on the date of grant. Fair value of share-based payment awards are calculated based on the Company’s share prices which are quoted in market. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Comprehensive Income. Share-based compensation expense recognized as above for the three months ended June 30, 2018 and 2017 was $1.4 million (including charges for restricted stock units and a dividend equivalent) and $2.1 million (including charges for restricted stock units and a dividend equivalent), respectively, including a charge for restricted stock and for six months ended June 30, 2018 and 2017 was $3.3 million (including charges for restricted stock units and a dividend equivalent) and $4.6 million (including charges for restricted stock units and a dividend equivalent), respectively, including a charge for restricted stock.

The shares issued upon the exercise of the options are new share issues.

Restricted Stock Units:

On different dates during the years ended December 31, 2017, 2016 and 2015, and for the six months ended June 30, 2018, the Company issued restricted stock awards (adjusted to account for the 2014 stock split) of 315,022, 415,519, 135,440 and 16,572 respectively, to its non-employee directors and some employees as well as to some employees of its subsidiaries. The restricted stock awards were granted to employees for their future services as a retention tool at a zero exercise price, vest in shares with regards to 25% of the awards issued on or after the first, second, third and fourth anniversary of the grant dates.

During the third quarter of 2016, the Board of Directors declared a special cash dividend of fifteen dollars ($15.00) per share on outstanding common stock which was payable on October 3, 2016, to shareholders of record at the close of business on September 22, 2016. Further, it was resolved by the Board of Directors that restricted stock units granted to employees and directors prior to the dividend record date will receive an amount equivalent to the dividend when the applicable restriction on the restricted stock units lapses. The special dividend resulted in a modification of the existing stock compensation plan. Accordingly, incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award accounted on a graded basis with the incremental expense being recognized over the remaining vesting period. As a result of the above, the Company has recorded an additional compensation cost of $0.1 million and $0.5 million during the three months ended June 30, 2018 and 2017 respectively and $0.3 million and $1.2 million during the six months ended June 30, 2018 and 2017 respectively.

The impact on the Company’s results of operations of recording stock-based compensation (including impact of restricted stock) for the three months and six months ended June 30, 2018 and 2017 was as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenues	$508	$957	$1,167	$1,937
Selling, general and administrative expenses	923	1,159	2,140	2,648

	$1,431	$2,116	$3,307	$4,585

No cash was received from option exercises under all share-based payment arrangements for the six months ended June 30, 2018 and 2017, respectively.

A summary of the activity for restricted stock unit awards granted under our stock-based compensation plans as of June 30, 2018 and December 31, 2017 and changes during the period ended are presented below:

	Six Months Ended June 30, 2018		Year ended December 31, 2017
	Number Of Awards	Weighted Average Grant Date Fair Value	Number Of Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	691,468	$22.48	669,556	$29.16
Granted	16,572	$32.58	315,022	$18.13
Vested	(4,008)	$20.67	(209,816)	$32.09
Forfeited	(15,430)	$22.58	(83,294)	$35.54

Unvested Total	688,602	$22.73	691,468	$22.48

As of June 30, 2018, $10.33 million of total remaining unrecognized stock-based compensation cost related to restricted stock awards is expected to be recognized over the weighted-average remaining requisite service period of 2.44 years.

18.	VACATION PAY

The accrual for unutilized leave balance is determined based on the entire leave balance available to the employees at period end. The leave balance eligible for carry-forward is valued at gross compensation rates and eligible for compulsory encashment at basic compensation rates.

The gross charge (reversal) for unutilized earned leave was $2.9 million and $(0.04) million for the three months ended June 30, 2018 and 2017, respectively.

The gross charge (reversal) for unutilized earned leave of $(0.04) million during the three months ended June 30,2017 was primarily on account of reversal of leave cost for the differential between leave accruals and actual amount paid due to change in scheme of leave encashment availed by employees during second quarter of 2017.

The gross charge for unutilized earned leave was $4.9 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

The amounts accrued for unutilized earned leave are $16.7 million and $16.2 million as of June 30, 2018 and December 31, 2017, respectively, and are included within accrued payroll and related costs.

19.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan that covers all regular employees on Syntel, Inc.’s U.S. payroll. Eligible employees may contribute the lesser of 60% of their compensation or $18,500, subject to certain limitations, to the retirement plan. The Company may make contributions to the plan at the discretion of the Board of Directors; however, through June 30, 2018, no Company contributions have been made.

Eligible employees on Syntel’s Indian payroll receive benefits under the Provident Fund (“PF”), which is a defined contribution plan. Both the employee and the Company make monthly contributions equal to a specified percentage of the covered employee’s salary. The Company has no further obligations under the plan beyond its monthly contributions. The contributions made to the fund are administered and managed by the Government of India. The Company’s monthly contributions are expensed in the period they are incurred. Provident Fund Contribution expense recognized by Indian entities for the three months ended June 30, 2018 and 2017 was $1.3 million and $1.5 million, respectively and for the six months ended June 30, 2018 and 2017 was $2.7 million and $2.9 million, respectively.

In accordance with the Payment of Gratuity Act, 1972 of India, Syntel’s Indian subsidiaries provide for gratuity, a defined retirement benefit plan (the “Gratuity Plan”) covering eligible employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation and are expensed in the period determined. The Gratuity Plan is a non-funded plan. The amounts accrued under this plan are $15.6 million and $15.3 million as of June 30, 2018 and December 31, 2017, respectively, and are included within current liabilities and in other non-current liabilities, as applicable. Expense recognized by Indian entities under the Gratuity Plan for the three months ended June 30, 2018 and 2017 was $0.6 million and $0.9 million, respectively, and for six months ended June 30, 2018 and 2017 was $1.2 million and $1.9 million, respectively.

Following table represents the components of net periodic benefit cost of post-retirement benefit plan for gratuity for the three months and six months ended June 30, 2018 and 2017, respectively.

	( In thousands )
Components of net periodic benefit cost of post-retirement benefits	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Service cost	$611	$714	$1,192	$1,310
Interest cost	286	315	585	617
Amortization prior service cost	4	25	11	40
Amortization of actuarial gains/ losses	(2)	(2)	(6)	5

Total	$899	$1,052	$1,782	$1,972

20.	CONSOLIDATION OF A VARIABLE INTEREST ENTITY

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

The Company’s KPO services to State Street Bank and one other client are provided through the above joint venture between the Company and an affiliate of State Street Bank. Sales of KPO services only to these two clients represented approximately 8.9% and 11.2% of the Company’s total revenues for the three months ended June 30, 2018 and 2017, respectively and 9.2% and 11.5% for the six months ended June 30, 2018 and 2017, respectively.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2018:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale debt Securities	$48.6	$—	$—	$48.6
Term Deposits	—	1.6	—	1.6
Interest Rate Swap	—	7.2	—	7.2

Total Assets Measured at Fair Value	$48.6	$8.8	$—	$57.4

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	(In Millions)
	Level 1	Level 2	Level 3	Total
Short Term Investments-Available for Sale Securities	$25.7	$—	$—	$25.7
Term Deposits	—	1.2	—	1.2
Interest Rate Swap	—	3.3		3.3

Total Assets Measured at Fair Value	$25.7	$4.5	$—	$30.2

The carrying value of other financial assets and financial liabilities approximate its fair value due to their short term nature.

22.	TERM DEPOSITS

The following table summarizes the term deposits with various banks outstanding as of June 30, 2018 and December 31, 2017.

Balance Sheet Item

	(In Millions)
	As of June 30, 2018	As of December 31, 2017
Short Term Investments	$1.2	$0.8
Non-Current Assets	0.4	0.4

Total	$1.6	$1.2

23.	Other Income (Expense), Net

The following table represents the components of other income (expense), net.

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$(2,193)	$(3,216)	$(4,626)	$(6,592)
Interest income on term deposits	171	93	217	225
Interest on income tax Refund	739	—	739	—
Gain on sale of mutual funds, net	513	329	875	560
Non-Service component of post-retirement benefit cost	(288)	(338)	(590)	(662)
Miscellaneous income	47	40	200	173

Total	$(1,011)	$(3,092)	$(3,185)	$(6,296)

24.	Contract balances and significant movements in Contract balances

In accordance with ASC 606 disclosures, the following table provides information about receivables, Contracts assets, and Contract liabilities from contracts with customers and the significant changes in the Contract assets and the Contract liabilities during the period.

	June 30, 2018	December 31, 2017
	($ In thousand)
Contract Assets
Revenue earned in excess of billings	3,302	3,541
Net unbilled receivables	3,302	3,541
Other contract assets	—	—
Total contract assets	3,302	3,541
Contract liabilities
Deferred revenue on uncompleted contracts	3,542	3,240
Other contract liabilities	—	—
Total Contract liabilities	$3,542	$3,240

	Three Months ended June 30, 2018		Three Months ended June 30, 2017
	Contract assets	Contract liabilities	Contracts assets	Contract liabilities
	(In thousands)
Revenue recognized that was included in the contract liability balance at the beginning of the period	N.A.	2,965	N.A.	5,911
Transferred to receivables from contract assets recognized at the beginning of the period	3,305	N.A.	4,114	N.A.
Revenue recognized from performance obligations satisfied in previous periods	611	—	1,715	—

	Six Months ended June 30, 2018		Six Months ended June 30, 2017
	Contract assets	Contract liabilities	Contracts assets	Contract liabilities
	(In thousands)
Revenue recognized that was included in the contract liability balance at the beginning of the period	N.A.	3,240	N.A.	7,973
Transferred to receivables from contract assets recognized at the beginning of the period	3,541	N.A.	6,361	N.A.
Revenue recognized from performance obligations satisfied in previous periods	739	—	591	—

Remaining Performance obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14.3 million. The Company expects to recognize revenue on approximately 52% of the remaining performance obligations in 2018, 32% recognized in 2019 and the remainder recognized thereafter.

25.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

i.	Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” (Topic 606) which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605).

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

We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We finalized our analysis and the adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and our internal controls over financial reporting. The modified retrospective transition method requires the Company to apply the provisions of ASC 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The adoption of Topic 606 did not result in an adjustment in opening retained earnings as of January 1, 2018 as there was no cumulative impact from adopting Topic 606.

During the three and six months ended June 30, 2018, the ASC 606 impact primarily related to reclassification of third party portal charges which were previously accounted as cost of revenue and are now required to be deducted from revenues as a result of applying Topic 606 which resulted in decrease in revenue of $0.34 million and $0.67 million for the three and six month ended June 30, 2018. This is summarized in the following table for the ASC 606 impact on the Company’s consolidated statement of comprehensive income.

	Impact of changes in accounting policies for the three months ended June 30, 2018.
	As Reported	Adjustments	Balances without adoption of Topic 606
	$ In thousand
Net Revenue	$249,699	$339	$250,038
Cost of Revenue	(165,058)	(339)	(165,397)
Gross Profit	$84,641	—	$84,641

	Impact of changes in accounting policies for the six months ended June 30, 2018.
	As Reported	Adjustments	Balances without adoption of Topic 606
	$ In thousand
Net Revenue	$495,044	$674	$495,718
Cost of Revenue	(319,149)	(674)	(319,823)
Gross Profit	$175,895	—	$175,895

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-07 on January 1, 2018 using a retrospective approach for each period presented. The impact of adoption for the three months ended June 30, 2018 and June 30, 2017 was $0.3 million and $0.3 million, respectively and for the six months ended June 30,2018 and June 30,2017 was $0.6 million and $0.7 million, respectively of non-service components of post-retirement benefit cost being recorded in the line item “Other Income (expense), net” in the condensed consolidated statements of income. The adoption did not have a material impact on the Company’s financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above. Prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements.

iii.	Statement of Cash Flows (Topic 230)—Clarification of certain cash receipts and cash payments (ASU 2016-15)

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

v.	Financial instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

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

vii.	ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting guidance which provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when accounting for a change in the terms or conditions of a share-based payment award. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The Company adopted this ASU 2016-15 on January 1, 2018 prospectively. The adoption did not have an impact on the Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2018.

Recently issued accounting standards

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the impact of this standard on our consolidated financial position, results of operations, and cash flows, and expects that the adoption will result in an increase in the Company’s assets and liabilities.

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

In February 2018, as a result of the enactment of the Tax Act, the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt the new guidance along with any impacts on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

26. SUBSEQUENT EVENT

Proposed Merger with Atos S.E. On July 20, 2018, the Company entered into a definitive merger agreement with Atos S.E. and Green Merger Sub Inc., a wholly-owned subsidiary of Atos S.E. (“Merger Sub”), with respect to the acquisition of the Company by Atos for $41.00 in cash for each share of Syntel common stock. Consummation of the merger of Merger Sub with and into Syntel is subject to various conditions and is expected to close by the end of 2018.

We expect to incur significant costs, expenses and fees for professional services and other transactions costs in connection with the Merger. If the merger agreement is terminated under specified circumstances, we may be required to pay a termination fee of $111.5 million.

For more information regarding the Merger and merger agreement, please see the Form 8-K filed with the Securities and Exchange Commission by the Company on July 23, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proposed Merger with Atos S.E. On July 20, 2018, we entered into a definitive merger agreement with Atos S.E. (“Atos”) and Green Merger Sub Inc., a wholly-owned subsidiary of Atos (“Merger Sub”), with respect to the acquisition of the Company by Atos for $41.00 in cash for each share of Syntel common stock. Consummation of the merger of Merger Sub with and into Syntel (the “Merger”) is subject to various conditions, including, among others, customary conditions relating to the approval of the merger agreement by the requisite vote of the Company’s stockholders, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain foreign regulatory approvals and the approval or other clearance of the Committee on Foreign Investments in the United States (“CFIUS”). Consummation of the Merger is not subject to any financing condition. We expect the Merger to close by the end of 2018.

We expect to incur significant costs, expenses and fees for professional services and other transactions costs in connection with the Merger. If the merger agreement is terminated under specified circumstances, we may be required to pay a termination fee of $111.5 million.

For more information regarding the Merger and merger agreement, please see the Form 8-K filed with the Securities and Exchange Commission by the Company on July 23, 2018.

SYNTEL INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net Revenues. The Company’s revenues consist of fees derived from its Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom business segments. Net revenues for the three months ended June 30, 2018 increased to $249.7 million from $226.8 million for the three months ended June 30, 2017, representing a 10.1% increase. Worldwide utilized billable headcount as of June 30, 2018 increased by 4.5% to 17,648 employees as compared to 16,887 employees as of June 30, 2017. The Company’s verticalization sales strategy focusing on Banking and Financial Services; Healthcare and Life Sciences; Insurance; Manufacturing; and Retail, Logistics and Telecom has enabled better focus and relationships with key customers. Further, our investments in broadening account coverage, execution and in new offerings such as digital modernization and automation have a potential to contribute growth in the business across service lines and geographic regions. We also continue to invest in geographical expansion. As of June 30, 2018, the Company had approximately 75.2% of its utilized billable workforce in India as compared to 75.8% as of June 30, 2017. The Company’s top five clients accounted for 52.7% of the total revenues in the three months ended June 30, 2018, down from 54.7% of its total revenues in the three months ended June 30, 2017. The Company’s top five clients accounted for 52.5% of the total revenue in the six months ended June 30, 2018 as compared to 55.4% of its total revenue in the six months ended June 30, 2017. The Company’s top 10 clients accounted for 67.7% of the total revenues in the three months ended June 30, 2018 as compared to 68.9% in the three months ended June 30, 2017. The Company’s top 10 clients accounted for 67.7% of the total revenues in the six months ended June 30, 2018 as compared to 70.0% in the six months ended June 30, 2017. The Company’s top 4-50 clients accounted for 52.3% of the total revenues in the three months ended June 30, 2018, up from 50.3%% of its total revenues in the three months ended June 30, 2017. The Company’s top 4-50 clients accounted for 52.4% of the total revenues in the six months ended June 30, 2018, up from 49.4% of its total revenues in the six months ended June 30, 2017.

Cost of Revenues. The Company’s cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. The cost of revenues increased to 66.1% of total revenue for the three months ended June 30, 2018, from 64.0% for the three months ended June 30, 2017. The 2.1% increase in cost of revenues, as a percent of revenues, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was attributable primarily to increased compensation cost due to increases in headcount, pay raises and reversal of leave accruals during the three months ended June 30, 2017, immigration expenses, contract services cost and increased benefits cost, including increases in health insurance cost. This was offset by decreased travel expenses primarily due to decreases in onsite travel claims and an increase in revenue and rupee depreciation. During the three months ended June 30, 2018, the Indian rupee has depreciated against the U.S. dollar, on average, 4.89% as compared to the three months ended June 30, 2017. This rupee depreciation positively impacted the Company’s gross margin by 67 basis points, operating income by 112 basis points and net income by 120 basis points, each as a percentage of revenue.

The cost of revenues increased to 64.5% of total revenue for the six months ended June 30, 2018, from 63.7% for the six months ended June 30, 2017. The 0.8% increase in cost of revenues, as a percent of revenues, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation. During the six months ended June 30, 2018, the Indian rupee has depreciated against the U.S. dollar, on average, 0.92% as compared to the six months ended June 30, 2017. This rupee depreciation positively impacted the Company’s gross margin by 12 basis points, operating income by 21 basis points and net income by 23 basis points, each as a percentage of revenue.

Banking and Financial Services Revenues. Banking and Financial Services revenues increased to $108.0 million for the three months ended June 30, 2018 or 43.3% of total revenues, from $103.7 million, or 45.7% of total revenues for the three months ended June 30, 2017. The $4.3 million increase was attributable primarily to a $53.3 million increase in revenues from new engagements and a $5.1 million increase in revenues from existing projects, largely offset by a $54.1 million decrease in revenue from project completions. Banking and Financial Services revenues increased to $214.4 million for the six months ended June 30, 2018 or 43.3% of total revenues, from $209.6 million, or 46.3% of total revenues for the six months ended June 30, 2017. The $4.8 million increase was attributable primarily to a $99.8 million increase in revenues from new engagements, largely offset by a $64.5 million decrease in revenue from project completion and a $30.5 million decrease in revenues from existing projects.

Banking and Financial Services Cost of Revenues. Banking and Financial Services cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Banking and Financial Services cost of revenues increased to 64.2% of total Banking and Financial Services revenues for the three months ended June 30, 2018, from 63.5% for the three months ended June 30, 2017. The 0.7% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, pay raises and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Cost of revenues for the six months ended June 30, 2018 decreased to 62.4% of Banking and Financial Services revenues, from 63.1% for the six months ended June 30, 2017. The 0.7% decrease in cost of revenues, as a percent of revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was attributable primarily to increase in revenue, rupee depreciation and decreased travel expenses primarily due to decrease in onsite travel claims offset by increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost, increased benefits cost including increase in health insurance cost.

Healthcare and Life Sciences Revenues. Healthcare and Life Sciences revenues increased to $45.2 million for the three months ended June 30, 2018, or 18.1% of total revenues from $39.6 million for the three months ended June 30, 2017, or 17.5% of total revenues. The $5.6 million increase was attributable primarily to a $10.3 million increase in revenue from new engagements, largely offset by a $4.7 million decrease in revenues from project completion. The revenues for the six months ended June 30, 2018 increased to $89.9 million, or 18.2% of total revenues, from $77.2 million or 17.0% of total revenues for the six months ended June 30, 2017. The $12.7 million increase was attributable primarily to a $18.4 million increase in revenues from new engagements and a $0.5 million increase in revenue from existing projects, largely offset by a $6.2 million decrease in revenue from project completions.

Healthcare and Life Sciences Cost of Revenues. Healthcare and Life Sciences cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Healthcare and Life Sciences cost of revenues increased to 61.9% of total Healthcare and Life Sciences revenues for the three months ended June 30, 2018, from 60.9% for the three months ended June 30, 2017. The 1.0% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Cost of revenues for the six months ended June 30, 2018 increased to 62.4% of Healthcare and Life Sciences revenues, from 61.1% for the six months ended June 30, 2017. The 1.3% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Insurance Revenues. Insurance revenues increased to $37.9 million for the three months ended June 30, 2018 or 15.2% of total revenues, from $33.1 million, or 14.6% of total revenues for the three months ended June 30, 2017. The $4.8 million increase was attributable primarily to a $7.6 million increase in revenues from new engagements and a $2.2 million increase in revenues from existing projects, largely offset by a $5.0 million decrease in revenue from project completions. The revenues for the six months ended June 30, 2018 increased to $75.5 million, or 15.3% of total revenues, from $65.5 million or 14.5% of total revenues for the six months ended June 30, 2017. The $10.0 million increase was attributable primarily to a $12.4 million increase in revenues from new engagements and a $8.5 million increase in revenues from existing projects, largely offset by a $10.9 million decrease in revenue from project completions.

Insurance Cost of Revenues. Insurance cost of revenues consists of costs directly associated with billable consultants, including salaries, payroll taxes, benefits, finder’s fees, trainee compensation and travel. Insurance cost of revenues increased to 70.9% of total insurance revenues for the three months ended June 30, 2018, from 68.6% for the three months ended June 30, 2017. The 2.3% increase in cost of revenues, as a percent of total revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Cost of revenues for the six months ended June 30, 2018 increased to 68.5% of insurance revenues, from 67.3% for the six months ended June 30, 2017. The 1.2% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Manufacturing Revenues. Manufacturing revenues increased to $12.0 million for the three months ended June 30, 2018 or 4.8% of total revenues, from $9.5 million, or 4.2% of total revenues for the three months ended June 30, 2017. The $2.5 million increase was attributable primarily to a $6.6 million increase in revenue from new engagements, largely offset by a $2.3 million decrease in revenues from existing projects and a $1.7 million decrease in revenue from project completion. The revenues for the six months ended June 30, 2018 increased to $23.5 million, or 4.7% of total revenues, from $19.0 million or 4.2% of total revenues for the six months ended June 30, 2017. The $4.5 million increase was attributable primarily to a $12.0 million increase in revenues from new engagements, largely offset by a $4.1 million decrease in revenue from project completion and a $3.4 million decrease in revenue from existing projects.

Manufacturing Cost of Revenues. Manufacturing cost of revenues consists of costs directly associated with billable consultants in the U.S., including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Manufacturing cost of revenues increased to 75.3% of total manufacturing revenues for the three months ended June 30, 2018, from 73.5% for the three months ended June 30, 2017. The 1.8% increase in cost of revenues for the three months ended June 30, 2018, as a percent of total Manufacturing revenues, as compared to the three months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, pay raises and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Cost of revenues for the six months ended June 30, 2018 increased to 76.1% of Manufacturing revenues, from 74.2% for the six months ended June 30, 2017. The 1.9% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Retail, Logistics and Telecom Revenues. Retail, Logistics and Telecom revenues increased to $46.5 million for the three months ended June 30, 2018 or 18.6% of total revenues, from $41.0 million, or 18.1% of total revenues for the three months ended June 30, 2017. The $5.5 million increase was attributable primarily to a $5.9 million increase in revenue from new engagements and a $4.1 million increase in revenue from existing projects, largely offset by a $4.5 million decrease in revenue from project completion. The revenues for the six months ended June 30, 2018 increased to $91.7 million, or 18.5% of total revenues, from $81.4 million or 18.0% of total revenues for the six months ended June 30, 2017. The $10.3 million increase was attributable primarily to a $10.4 million increase in revenues from existing projects and a $10.1 million increase in revenue from new engagements, largely offset by a $10.2 million decrease in revenues from project completion.

Retail, Logistics and Telecom Cost of Revenues. Retail, Logistics and Telecom, cost of revenues consists of costs directly associated with billable consultants in the U.S. and offshore, including salaries, payroll taxes, benefits, relocation costs, immigration costs, finder’s fees, trainee compensation and travel. Retail, Logistics and Telecom cost of revenues increased to 67.3% of total Retail, Logistics and Telecom revenues for the three months ended June 30, 2018, from 60.8% for the three months ended June 30, 2017. The 6.5% increase in cost of revenues, as a percent of revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

Cost of revenues for the six months ended June 30, 2018 increased to 64.3% of Retail, Logistics and Telecom revenues, from 61.0% for the six months ended June 30, 2017. The 3.3% increase in cost of revenues, as a percent of revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was attributable primarily to increase in compensation cost due to increase in headcount, higher increments and reversal of leave accruals during the three months ended June 30, 2017, increased immigration expenses, increased contract services cost and increased benefits cost including increase in health insurance cost offset by decreased travel expenses primarily due to decrease in onsite travel claims, increase in revenue and rupee depreciation.

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

Corporate Direct cost of revenues remains steady to 0.2% of total revenue for the three months ended June 30, 2018 and for the three months ended June 30, 2017

Corporate Direct cost of revenues remain steady to 0.2% of total revenue for the six months ended June 30, 2018 and for the six months ended June 30, 2017.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for sales, finance, administrative, and corporate staff; travel; telecommunications; business promotions; and marketing and various facility costs for the Company’s global development centers and other offices.

Selling, general, and administrative expenses for the three months ended June 30, 2018 were $27.6 million or 11.1% of total revenues, compared to $28.6 million or 12.6% of total revenues for the three months ended June 30, 2017.

Selling, general and administrative expenses for the three months ended June 30, 2018 were impacted by an increase in revenue of $22.9 million that resulted in a 1.1% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to a decrease in (a) corporate expenses of $0.5 million primarily due to a decrease in legal and professional fees of $0.4 million and a Duty Entittlement Pass Book (“DEPB”) and Octroi provision write back of $0.4 million. This was offset by an increase in audit fees of $0.1 million and an increase in foreign exchange loss of $0.2 million (a $0.2 million loss for the three months ended June 30, 2018 as against a loss of $0.003 million for the three months ended June 30, 2017), (b) facility related cost such as depreciation of $0.7 million and office rent expenses of $0.4 million and (c) travel expense of $0.2 million. These decreases are partially offset by increases in (a) compensation cost of $0.5 million, (b) recruiting expenses of $0.2 million and (c) immigratation expenses of $0.1 million.

Selling, general, and administrative expenses for the six months ended June 30, 2018 were $54.6 million or 11.0% of total revenues, compared to $58.9 million or 13.0% of total revenues for the six months ended June 30, 2017.

Selling, general and administrative expenses for the six months ended June 30, 2018 were impacted by an increase in revenue of $42.4 million that resulted in a 1.1% decrease in selling, general and administrative expenses as a percentage of total revenue. The overall decrease in selling, general and administrative expenses was attributable to a decrease in (a) facility related cost such as depreciation of $1.2 million, office rent expenses of $0.7 million and office expenses of $0.4 million, (b) compensation cost of $0.9 million, (c) corporate expenses of $0.7 million primarily due to decreases in bad debts expense of $1.3 million, a decrease in legal & professional fees of $1.1 million and DEPB and Octroi provision written back of $ 0.4 million offset by an increase in foreign exchange loss of $1.6 million (a $.03 million loss for the six months ended June 30, 2018 as against a gain of $1.6 million for the six months ended June 30, 2017) and an increase in corporate social responsibility (“CSR”) related expense of $ 0.5 million and (d) marketing expenses of $0.4 million.

Other Income (Expense), Net. Other income (expense), net includes interest and dividend income, gains and losses on forward contracts, gain and losses from the sale of securities, other investments, treasury operations, non-service components of post-retirement benefit cost and interest expenses on loans and borrowings.

Other income (expense), net for the three months ended June 30, 2018 was ($1.0) million or -0.4% of total revenues, compared to $(3.1) million or -1.4% of total revenues for the three months ended June 30, 2017. The increase in other income (expense), net of $2.08 million was attributable to a decrease in interest expense of $1.0 million, a increase in gains from the sale of mutual funds of $0.2 million and an increase in interest income of $0.8 million primarily attributable to interest on income tax refund and miscellenous income of $0.1 miilion.

Other income (expense), net for the six months ended June 30, 2018 was ($3.2) million or -0.6% of total revenues, compared to $(6.3) million or -1.4% of total revenues for the six months ended June 30, 2017. The increase in other income (expense), net of $3.1 million was attributable to a decrease in interest expense of $2.0 million, a increase in gains from the sale of mutual funds of $0.3 million, an increase in interest income of $0.7 million primarily attributable to interest on income tax refund and miscellenous income of $0.1 million.

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

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Act, which may result in adjustments to our provisional estimates of deferred tax charge of $0.9 million was recorded as at December 31, 2017. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act. The Company has recorded BEAT in the effective tax rate, which was based on annual estimated payments to foreign related parties. The Company has also recorded State Income Tax on GILTI Income. We are continuing to analyze certain aspects of the Tax Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The final determination of the re-measurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

During the three months ended June 30, 2018 and 2017, the effective income tax rates were 26.5% and 26.7%, respectively. During the six months ended June 30, 2018 and 2017, the effective income tax rates were 26.5% and 24. 4%, respectively.

The effective tax rate for the six months ended June 30, 2018, was impacted by reduction in the U.S. federal tax rate from 35% to 21% due to the Tax Act. Further, the effective tax rate was impacted by a permanent difference due to the tax on payments to foreign related party as BEAT payments and State Income Tax on GILTI Income. The foreign effective tax rate was 21.5%, which was higher by 0.5% as compared to the reduced federal Tax rate of 21%.

During the six months ended June 30, 2017, the effective income tax rates was 24.4%. The effective tax rate for the six months ended March 31, 2017, was impacted by a one-time reversal of valuation allowance of $2.92 million and an additional charge of $0.9 million (net of federal tax benefits) of state income tax on repatriation. Without the above, the effective tax rate for the six months ended June 30, 2017 would have been 26.4%.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments, gain (losses) on cash flow hedges, unrealized gains (losses) on securities and a component of a defined benefit plan. During the three months ended June 30, 2018 the other comprehensive loss amounted to $11.8 million, primarily attributable to foreign currency translation adjustments of $12.6 million and effective portion of gain on the cash flow hedge on the Swap of $1.0 million. During the six months ended June 30, 2018 the other comprehensive loss amounted to $12.1 million, primarily attributable to foreign currency translation adjustments of $15.1 million and effective portion of gain on the cash flow hedge reserve on Swap of $3.9 million.

During the three months ended June 30, 2017 the other comprehensive income amounted to $0.6 million, primarily attributable to foreign currency translation adjustments of $0.9 million and effective portion of loss on the cash flow hedge on the Swap of $0.7 million. During the six months ended June 30, 2017 the other comprehensive income amounted to $7.4 million, primarily attributable to foreign currency translation adjustments of $7.1 million and effective portion of gain on the cash flow hedge reserve on Swap of $0.3 million.

FINANCIAL POSITION

Cash and Cash Equivalents and Short-term investments: Cash and cash equivalents and short term investments increased to $127.8 million at June 30, 2018 from $122.5 million at December 31, 2017. The increase was primarily due to additional purchase of short term investments funded by operating cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally has financed its working capital needs through operations. The Mumbai, Chennai, Pune (India) and other expansion programs are financed from internally generated funds. The Company’s cash and cash equivalents consist primarily of certificates of deposit and cash deposited in banks. These amounts are held by various banking institutions including U.S.-based and India-based banks. As of June 30, 2018, the total cash and cash equivalents and short term investment balances was $127.8 million. Out of that balance, $70.5 million was held by Indian subsidiaries and was composed of $19.4 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

The Board has authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions or through a Rule 10b-5 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes. . During the three months ended June 30, 2018, the Company did not purchase any shares of its Common Stock under the stock repurchase plan. Pursuant to the terms of the merger agreement with Atos, we cannot repurchase shares under the stock repurchase plan without the consent of Atos.

Net cash provided by operating activities was $102.7 million for the six months ended June 30, 2018, consisting principally of net income from operations, a increase in other liabilities and decrease in other assets offset by a increase in accounts receivable. The number of days sales outstanding in net accounts receivable was approximately 55 days and 51 days as of June 30, 2018 and 2017, respectively. The increase in the number of days sales outstanding in net accounts receivable was due to higher collections during the corresponding period in 2017.

Net cash used by investing activities was $27.8 million for the six months ended June 30, 2018, consisting principally of the purchase of mutual funds of $168.3 million, purchase of term deposits with banks of $1.1 million and $3.6 million of capital expenditures primarily for the construction/acquisition of the Global Development Center at Pune, the Knowledge Process Outsourcing facility at Mumbai and an additional facility in Chennai, the acquisition of computers, software and communications equipment offset by $144.6 million from sales of mutual funds and $0.6 million from maturities of term deposits with banks.

Net cash used by financing activities was $91.3 million for the six months ended June 30, 2018, consisting of the repayment of loans and borrowing of $91.3 million.

On September 12, 2016, the Company entered into a credit agreement (“Senior Credit Facility”), as amended as of October 26, 2016, July 18, 2017 (the “Second Amendment”), and June 7, 2018 (the “Third Amendment”) with Bank of America, N.A, as administrative agent, L/C issuer and swing line lender, the other lenders party thereto, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner. The Senior Credit Facility was originally for $500 million in credit facilities consisting of a five-year term loan facility of $300 million (the “Term Loan”) and a five-year revolving credit facility of $200 million (the “Revolving Facility”). The Third Amendment reduced the Revolving Facility from $200 million to $25 million. The maturity date of the Senior Credit Facility is September 11, 2021. The Revolving Facility allows for the issuance of letters of credit and swingline loans. The Senior Credit Facility was guaranteed by two of the Company’s domestic subsidiaries, SkillBay and Syntel Consulting (collectively, the “Guarantors”). In connection with the Senior Credit Facility, the Company and the Guarantors also entered into a related security and pledge agreement granting a security interest in the assets of the Company and the Guarantors, including, without limitation, a pledge of 65% of the equity interests in Syntel India. The Second Amendment modified the Senior Credit Facility to allow the Company to make additional restricted payments in an aggregate amount not to exceed $50,000,000 so long as the Company had not defaulted and remained in compliance with the financial covenants set forth in the Senior Credit Facility on a pro forma basis. On September 1, 2017, SkillBay and Syntel Consulting were merged with and into Syntel, Inc. No approvals or amendments were required under the terms of the Senior Credit Facility for this merger among parties to the agreement.

The interest rates applicable to the Senior Credit Facility other than in respect of swing line loans are LIBOR plus 1.50% or, at the option of the Company, the Base Rate (to be defined as the highest of (x) the Federal Funds Rate as that term is defined in the Senior Credit Facility plus 0.50%, (y) the Bank of America prime rate, or (z) LIBOR plus 1.00%) plus 0.50%. Each swingline loan shall bear interest at the Base Rate plus 0.50%. In no event shall LIBOR be less than 0% per annum.

As of June 30, 2018, the interest rate was 3.5935% for the Term Loan.

The Company has also hedged interest rate risk on the entire Term Loan of $300 million by entering into the Swap. The Pay Fixed component of the Swap is fixed at 3.16%. The Company has designated the Swap in a hedging relationship with the Term Loan. The Swap is recorded at fair value and a gain of $1.0 million and loss of $0.7 million were recorded during the three months ended June 30, 2018 and 2017, respectively, and gain of $3.9 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively, was recorded in “Accumulated other comprehensive income” with the corresponding adjustment in other current assets and other non-current assets.

With the interest rates charged on the Senior Credit Facility being variable, the fair value of the Senior Credit Facility approximates the reported value as of June 30, 2018, as it reflects the current market value.

The Term Loan provides for the principal payments as follows:

Period		Payment amount per quarter
Beginning from	Until	(In millions)
October 31, 2017	September 30, 2018	$5.625
October 31, 2018	September 30, 2021	$7.500

During the three months ended June 30, 2018, $5.6 million in principal payments were made toward the Term Loan

The Senior Credit Facility requires compliance with certain financial ratios and covenants. As of June 30, 2018, the Company was in compliance with all financial ratios and covenants.

As of June 30, 2018, the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $268.1 million and $-0- (net of $0.7 million unamortized debt issuance cost), respectively. As of December 31, 2017, the outstanding balances of the Term Loan and Revolving Facility, including accrued interest, were $278.9 million and $79.8 million (net of $0.7 million unamortized debt issuance cost), respectively.

Future scheduled payments on the Senior Credit Facility, as of June 30, 2018 are as follows:

(In thousands)
Term Loan
Principal Payments
2018	$13,125
2019	$30,000
2020	$30,000
2021	$195,000

Total	$268,125

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed critical accounting policies and the estimates with Audit Committee of the Board of Directors.

Revenue Recognition. Revenue recognition is the most significant accounting policy for the Company. Revenue from time-and-material contracts are recognized over time at the amount for which the Company has a right to invoice because such amounts correspond directly with the value provided to the customer to date. Customers are generally invoiced on a monthly basis and consideration is payable when invoiced. During the three months ended June 30, 2018 and 2017, revenues from time and material contracts constituted 58% and 57%, respectively, of total revenues. Revenue from fixed-price application management maintenance and support engagements is recognized over time as the Company satisfies the performance obligations, which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement. During the three months ended June 30, 2018 and 2017, revenues from fixed price application management and support engagements constituted 38% and 38% of total revenues, respectively.

Revenue on fixed-price application development projects is recognized over time based on the actual services provided through the end of the reporting period as a proportion of the total services to be provided. This is determined based on the actual labor hours incurred relative to the total expected labor hours, as it best depicts the transfer of goods and services to the customers. During the three months ended June 30, 2018 and 2017, revenues from fixed price application development contracts constituted 4% and 6% of total revenues, respectively.

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

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on a specific review of aged receivables. The allowance for doubtful accounts was $0.05 million as of June 30, 2018 and $0.0 million as of December 31, 2017. The provision for the allowance for doubtful accounts is recorded in selling, general and administrative expenses. These estimates are based on our assessment of the probable collection from specific client accounts, the aging of the accounts receivable, analysis of credit data, bad debt write-offs and other known factors.

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

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Act, which may result in adjustments to our provisional estimates. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net tax assets or give rise to new deferred tax amounts. The final determination of the re-measurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

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

The Company estimates the costs associated with known legal exposures and their related legal expenses and accrues reserves for either the probable liability, if that amount can be reasonably estimated, or otherwise the lower end of an estimated range of potential liability. As at June 30, 2018 and December 31, 2017 there was no accrual related to litigation.

Undistributed earnings of foreign subsidiaries.

During the three months ended September 30, 2016, and after a comprehensive review of anticipated sources and uses of capital both domestically and abroad, as well as other considerations, the Board of Directors determined that it was in the best interests of the Company and its shareholders to declare a special cash dividend of fifteen dollars ($15.00) per share. In conducting this evaluation, the Board of Directors considered, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. As part of this evaluation, the Company determined that certain amounts which had been previously designated for internal and external expansion and investment at its foreign subsidiaries were no longer required for these purposes. The special cash dividend was funded through a one-time repatriation of approximately $1.03 billion (net of foreign income tax of $210 million paid outside of the U.S) of cash held by the Company’s foreign subsidiaries and a portion of borrowings under the new Senior Credit Facility. In connection with the one-time repatriation, the Company recognized a one-time tax expense of approximately $270.6 million (net of foreign tax credits) in the third quarter of 2016. The Company has recorded additional state tax of $0.9 million, attributable to the above repatriation, in the quarter ended March 31, 2017. The Company has reversed $6.26 million relating to the true up of tax provisions including the impact of foreign exchange rates, in the computation of the tax related to the dividend repatriation, upon the finalization of the Federal tax return attributable to the above repatriation, in the quarter ended September 30, 2017. For the year ended December 31, 2017, the Company recorded one-time additional tax of $8.16 million due to changes to the Internal Revenue Code of 1986 made by the Tax Act. Out of the aforementioned $8.16 million, $0.9 million relates to deferred income tax due to a change in the Federal tax rate and $7.26 million on undistributed foreign income.

Management regularly evaluates foreign earnings to determine whether future foreign earnings that accumulate will be permanently invested outside the U.S. In conducting this evaluation, management considers, among other factors, the operational and financial objectives of the Company, long-term and short-term capital needs, the Company’s projections on growth and working capital needs, planned uses of U.S. and foreign earnings, the available sources of liquidity in the U.S., and growth plans outside of the U.S. The Company provides dividend distribution taxes on any foreign earnings in excess of these requirements. The June 30, 2018 provision includes the impact of certain foreign earnings that are not permanently invested. If in the future, management were to conclude that any additional portion of foreign earnings will not be permanently reinvested outside the U.S., this would result in an additional provision for income taxes, which could affect the Company’s future effective tax rate. If the Company determines to repatriate all undistributed repatriable earnings of foreign subsidiaries as of June 30, 2018, the Company would have accrued taxes of approximately $36.0 million.

Goodwill

In accordance with guidance on goodwill impairment in the FASB Codification, goodwill is evaluated for impairment at least annually. Management believes goodwill was not impaired at June 30, 2018.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including with respect to allowance for doubtful accounts, contingencies and litigation, potential tax liabilities, interest rate or foreign currency risks, projections regarding our liquidity and capital resources, the proposed Merger and expectations regarding the satisfaction of conditions under the merger agreement and the timing and completion of the Merger. Forward-looking statements include statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions. In addition, the Company or persons acting on its behalf may, from time to time, publish other forward looking statements. Such forward looking statements are based on management’s estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements.

Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, without limitation, the risks and uncertainties detailed in “Item 1A. Risk Factors” in each of the Company’s annual report on Form 10-K for the year ended December 31, 2017 and this quarterly report on Form 10-Q.

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

The forward-looking statements speak only as of the date such statements are made. Syntel is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by applicable law.

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

Interest Rate Risk

The Company considers investments purchased with an original maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes the Company’s cash and cash equivalents and investments in marketable securities:

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Cash and cash equivalents	$77,971	$95,994
Short-term investments	49,797	26,501

Total	$127,768	$122,495

As of June 30, 2018, the total cash and cash equivalents and short-term investment balance was $127.8 million. Out of the above, an amount of $70.5 million was held by Indian subsidiaries which were comprised of an amount of $19.4 million held in U.S. dollars with the balance of the amount held in Indian rupees. The Company believes that the amount of cash and cash equivalents outside the U.S. will not have a material impact on liquidity.

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

The currency composition of the investment portfolio also impacts the investment income generated by the Company. Investment income generated from the Indian rupee denominated investment portfolio is higher than that generated by the U.S. dollar denominated investment portfolio. As at June 30, 2018 and December 31, 2017, the Company held 40% and 23% of total funds in Indian rupees.

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

The “IRS” is recorded at fair value and gain arising of $1.0 million and gain of $3.9 million during the three months and six months ended June 30,2018 is recorded in “Accumulated other comprehensive income” with the corresponding debit in other current assets and Deferred income taxes and other non-current assets.

The Company does not use derivative instruments for speculative purpose.

A hypothetical decrease in benchmark interest rates of up to 1.0% would have resulted in a decrease of approximately $6.7 million in the fair value of the IRS as of June 30, 2018. Whereas a hypothetical increase in benchmark interest rates of up to 1.0% would have resulted in an increase in the fair value of the IRS of approximately $6.5 million as of June 30, 2018.

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

During the three months ended June 30, 2018, the Indian rupee has depreciated against the U.S. dollar, on average, 4.74% as compared to the three months ended March 31, 2018. This rupee depreciation positively impacted the Company’s gross margin by 65 basis points, operating income by 109 basis points and net income by 116 basis points, each as a percentage of revenue. The Indian rupee denominated cost of revenues and selling, general and administrative expense was 25.5% and 84.4% of the expenses, respectively.

The rupee depreciation has resulted in foreign currency translation adjustments of $12.6 million, during the three months ended June 30, 2018, which has been reported as other comprehensive income.

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

During the three months ended June 30, 2018, the Company did not enter into new foreign exchange forward contracts. At June 30, 2018, no foreign exchange forward contracts were outstanding.

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

Other than the additional risk factors set forth below related to the Merger, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of Syntel’s Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

The proposed Merger is subject to a number of conditions precedent that, if not satisfied or not satisfied in a timely manner, could delay or prevent the consummation of the proposed Merger.

The proposed Merger is subject to a number of conditions precedent. Among others, the merger agreement must be approved by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote on the proposal at a stockholders’ meeting duly called and held for such purpose. In addition, before the proposed Merger may be consummated, certain regulatory approvals must be obtained and all statutory waiting periods in respect thereof must have expired. There can be no assurance that these regulatory approvals will be obtained and, if obtained, there can be no assurance as to the timing of any approvals. The consummation of the Merger is also subject to other customary conditions, the satisfaction of which is not within our control.

If the proposed Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

If the proposed Merger is not consummated for any reason, we may be adversely affected and would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price.

•	We may experience negative reactions from our stockholders, employees, customers and other business partners.

•	We would remain liable for significant transaction costs incurred in connection with the proposed Merger, and the focus of our management would have been diverted from pursuing other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger.

For these and other reasons, not consummating the proposed Merger could adversely affect our financial condition and results of operations. Further, disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers and employees or recruiting and retention efforts, could occur in the event of a failed Merger.

While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results, including through the diversion of management’s attention or as a result of employee uncertainty about the effect of the pending merger. Furthermore, we cannot predict how our customers and other business partners will view or react to the proposed Merger. If we are unable to reassure our customers and other business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

In addition, the merger agreement generally requires us to operate in the ordinary course of business consistent with past practice pending consummation of the proposed Merger. The merger agreement also restricts us from taking certain actions with respect to our business without Atos’ consent. Such restrictions will be in place until either the proposed Merger is consummated or the merger agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the proposed Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

Our directors and executive officers have interests in the Merger different from the interests of other stockholders.

Our executive officers and directors have interests in the proposed Merger that are different from, or in addition to, the interests of our stockholders generally. These interests include (i) the accelerated vesting and payment of Syntel restricted stock units granted prior to the execution of the merger agreement and outstanding on the date of the closing of the Merger; (ii) the conversion of Syntel restricted stock units granted after the execution of the merger agreement and outstanding on the date of the closing of the Merger into Atos restricted stock units that will continue to vest in accordance with the original vesting schedule of the Syntel restricted stock units, subject to accelerated vesting upon a qualifying termination of employment; (iii) certain retention bonuses that may be payable upon the closing of the Merger; (iv) certain retention bonuses that may be payable on the six month anniversary of the closing of the merger or upon an earlier qualifying termination of employment following the closing of the Merger; and (v) entitlement to continued indemnification, expense advancement and insurance coverage under the merger agreement.

The merger agreement contains provisions that may discourage other companies from trying to acquire Syntel.

The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to the Company that might result in greater value to our stockholders than the proposed Merger. These provisions include a general prohibition on soliciting or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, upon termination of the merger agreement in certain circumstances, including our entry into an alternative acquisition agreement, we may be required to pay Atos a termination fee of $111.5 million.

Furthermore, certain stockholders of the Company, who collectively own approximately 51.07% of the outstanding shares of our common stock, have entered into a voting agreement with Atos. Pursuant to the voting agreement, and subject to certain exceptions, including if our board of directors changes its recommendation in favor of the merger agreement or if the merger agreement is terminated in accordance with its terms, such stockholders have agreed to vote all of their shares in favor of approval of the merger agreement and against alternative acquisition transactions.

Stockholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation that may arise in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the proposed Merger. Such litigation could also have an adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors authorized a stock repurchase plan under which the Company may repurchase shares of common stock with a total value not to exceed $60 Million. The stock repurchase plan is authorized to continue through December 31, 2018. Repurchases under the Company’s new program may be made in open market or privately negotiated transactions or through a Rule 10b-5 plan in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. Any repurchased common stock will be available for use in connection with the Company’s incentive plan and for other corporate purposes. During the three months ended June 30, 2018, the Company has not purchased any shares of its Common Stock under the stock repurchase plan.

The following information describes the Company’s stock repurchases during the three months ended June 30, 2018.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit) including other charges	Total number of shares (or units) purchased as part of publicly announced plans or programs	Approximate dollar value of shares (or units) that may yet be purchased under the plans or programs
April 1, 2018 — April 30, 2018	—	—	—	$43,825,501
May 1, 2018 — May 31, 2018	—	—	—	$43,825,501
June 1, 2018 — June 30, 2018	—	—	—	$43,825,501

Total				$43,825,501

Pursuant to the terms of the merger agreement, until the closing of the Merger, we cannot repurchase shares under the Company’s stock repurchase plan without the consent of Atos.

Item 6.	Exhibits.

The Company’s Chairman shares certain principal executive officer responsibilities with the Company’s Chief Executive Officer and President. Therefore, in accordance with Rule 13a-14(a)/Rule 15d-14(a), both the Chairman and the Chief Executive Officer and President sign a 302 certification and the 906 certification as principal executive officers.

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 20, 2018, by and among Syntel, Inc., Atos S.E. and Green Merger Sub Inc., filed as an Exhibit to the Company’s Form 8-K dated July 20, 2018, and incorporated herein by reference.

10.1	Third Amendment, dated June 7, 2018, to the Credit Agreement dated September 12, 2016, between the Company and Bank of America, N.A., as administrative agent, L/C issuer, and swing line lender and the other lender parties thereto, filed as an Exhibit to the Company’s Form 8-K dated June 7, 2018, and incorporated herein by reference.

10.2	Form of Retention Letter Agreement, filed as an Exhibit to the Company’s Form 8-K dated July 20, 2018, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEL, INC.

Date : August 1, 2018	/s/ Rakesh Khanna
Rakesh Khanna, Chief Executive Officer, President and Director (principal executive officer)

Date : August 1, 2018	/s/ Anil Agrawal
Anil Agrawal, Chief Financial Officer and Chief Information Security Officer (principal financial officer and principal accounting officer)